Form 10-Q
period 2014-03-31
Eleven Biotherapeutics, Inc.
filed 2014-05-15
CIK 1485003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    ☐  Yes    ☒  No

Number of outstanding shares of Common Stock as of May 12, 2014: 16,261,849

ELEVEN BIOTHERAPEUTICS, INC.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future operations, future product research or development, future financial position, future revenues, projected costs, prospects, plans and objectives of management, are forward-looking statements. The words “anticipate,” “believe,” “goals,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

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

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and our stockholders should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Quarterly Report on Form 10-Q, particularly in the “Risk Factors” section, that could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

You should read this Quarterly Report on Form 10-Q and the documents that we have filed as exhibits to this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. The forward-looking statements contained in this Quarterly Report on Form 10-Q are made as of the date of this Quarterly Report on Form 10-Q, and we do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

ELEVEN BIOTHRAPEUTICS, INC.

CONDENSED BALANCE SHEETS

(unaudited)

(in thousands, except share and per share data)

	March 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$53,964	$7,942
Prepaid expenses and other current assets	443	88

Total current assets	54,407	8,030
Property and equipment, net	708	759
Restricted cash	94	94
Other assets	18	2,354

Total assets	$55,227	$11,237

Liabilities, convertible preferred stock, and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$3,070	$1,746
Accrued expenses	457	850
Notes payable, current portion	1,642	1,642
Deferred revenue, current portion	1,134	1,115

Total current liabilities	6,303	5,353
Deferred revenue, net of current portion	223	355
Restricted stock liability	8	10
Notes payable, net of current portion	2,466	2,876
Warrant liability	—	297
Commitments and contingencies
Series A convertible preferred stock, $0.001 par value; none and 45,445,000 shares authorized at March 31, 2014 and December 31, 2013, respectively, and none and 45,250,000 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	—	45,035
Series B convertible preferred stock, par value $0.001 per share; none and 7,207,297 shares authorized at March 31, 2014 and December 31, 2013, respectively, and none and 7,203,845 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	—	11,643
Stockholders’ equity (deficit):
Common stock, $0.001 par value; 200,000,000 and 77,688,009 shares authorized at March 31, 2014 and December 31, 2013, respectively, and 16,037,232 and 1,636,137 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	16	2
Additional paid-in capital	111,027	3,260
Accumulated deficit	(64,816)	(57,594)

Total stockholders’ equity (deficit)	46,227	(54,332)

Total liabilities, convertible preferred stock, and stockholders’ equity (deficit)	$55,227	$11,237

See accompanying notes.

ELEVEN BIOTHERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2014	2013
Collaboration revenue	$568	$—
Operating expenses:
Research and development	5,819	4,496
General and administrative	1,938	939

Total operating expenses	7,757	5,435

Loss from operations	(7,189)	(5,435)

Other income (expense):
Other income, net	51	2
Interest expense	(84)	(79)

Total other expense, net	(33)	(77)

Net loss and comprehensive loss	$(7,222)	$(5,512)

Cumulative preferred stock dividends	(519)	(893)

Net loss applicable to common stockholders	$(7,741)	$(6,405)

Net loss per share applicable to common stockholders—basic and diluted	$(0.80)	$(5.14)

Weighted-average number of common shares used in net loss per share applicable to common stockholders—basic and diluted	9,635	1,247

See accompanying notes.

ELEVEN BIOTHERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2014	2013
Operating activities
Net loss	$(7,222)	$(5,512)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	101	115
Non-cash interest expense	8	9
Stock-based compensation expense	636	39
Change in fair value of warrant liability	(50)	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(64)	(18)
Accounts payable	1,885	(51)
Accrued expenses	(215)	(2)
Deferred revenue	(113)	—

Net cash used in operating activities	(5,034)	(5,420)

Investing activities
Purchases of property and equipment	(50)	—

Net cash used in investing activities	(50)	—

Financing activities
Proceeds from issuance of common stock in initial public offering, net of offering costs	51,507	—
Proceeds from issuance of notes payable, net of debt issuance costs	—	3,000
Payments on equipment financing and notes payable	(416)	(31)
Proceeds from exercise of common stock options and warrants	15	7

Net cash provided by financing activities	51,106	2,976

Net increase (decrease) in cash and cash equivalents	46,022	(2,444)
Cash and cash equivalents at beginning of period	7,942	7,882

Cash and cash equivalents at end of period	$53,964	$5,438

Supplemental non-cash financing activities
Conversion of preferred stock into common stock	$56,678	$—
Conversion of preferred stock warrants into common stock warrants	$247	$—
Supplemental cash flow information
Cash paid for interest	$64	$70

See accompanying notes.

ELEVEN BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

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

On May 28, 2013, the Company entered into a collaboration and license agreement with ThromboGenics N.V (“ThromboGenics”). Under the agreement, the Company and ThromboGenics are collaborating to identify protein or peptide therapeutics that directly modulate any of a specified set of targets in a novel pathway in retinal disease (Note 4).

These financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).

Liquidity

The Company has generated an accumulated deficit at March 31, 2014 of $64.8 million since inception and will require substantial additional capital to fund operations. The future success of the Company is dependent on its ability to develop its product candidates and ultimately upon its ability to attain profitable operations. The Company is subject to a number of risks similar to other early-stage life science companies, including, but not limited to, successful discovery and development of its drug candidates, raising additional capital, development by its competitors of new technological innovations, protection of proprietary technology and market acceptance of the Company’s products. On February 11, 2014, the Company completed its initial public offering (“IPO”) whereby the Company sold 5,750,000 shares of its common stock for aggregate net proceeds of approximately $50.2 million (see Note 2). At March 31, 2014, the Company believes that its unrestricted cash and cash equivalents will be sufficient to fund the Company’s current operating plan through at least the next twelve months.

2. Significant Accounting Policies

Unaudited interim financial information

Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. Accordingly, these interim condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (the “2013 10-K”).

The unaudited condensed financial statements as of March 31, 2014 and for the three months ended March 31, 2014 and 2013 and the related information contained within the notes to the financial statements are unaudited. The unaudited financial statements have been prepared on the same basis as the annual audited financial statements, and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for the fair presentation of the Company’s financial position as of March 31, 2014, and the statements of operations and comprehensive loss and cash flows for the three months ended March 31, 2014 and 2013. The results for the three months ended March 31, 2014 are not necessarily indicative of results to be expected for the year ending December 31, 2014, or any other future annual or interim periods.

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

	As of March 31,
	2014	2013
Convertible preferred stock	—	7,125,982
Stock options	1,414,355	802,840
Unvested restricted stock	203,753	312,175
Preferred stock warrants	—	30,708

	1,618,108	8,271,705

There have been no material changes to the significant accounting policies previously disclosed in the 2013 10-K.

3. Fair Value of Financial Instruments

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

The following table summarizes the assets measured at fair value on a recurring basis at March 31, 2014 (in thousands):

Description	March 31, 2014	Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$53,964	$53,964	$—	$—

Total	$53,964	$53,964	$—	$—

The following table summarizes the assets and liabilities measured at fair value on a recurring basis at December 31, 2013 (in thousands):

Description	December 31, 2013	Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$7,942	$7,942	$—	$—

Total	$7,942	$7,942	$—	$—

Description	December 31, 2013	Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Liabilities:
Warrant liability	$297	$—	$—	$297

Total	$297	$—	$—	$297

The following table sets forth a summary of changes in the fair value of the Company’s preferred stock warrant liability, which represented a recurring measurement classified within Level 3 of the fair value hierarchy through the date of the IPO, wherein fair value was estimated using significant unobservable inputs (in thousands):

Beginning balance, January 1, 2014	$297
Change in fair value	(50)
Reclassification to additional paid-in capital	(247)

Ending balance, March 31, 2014	$—

The carrying amounts reflected in the balance sheets for restricted cash, prepaid expenses and other current assets, other assets, accounts payable and accrued expenses approximate their fair values at March 31, 2014 and December 31, 2013, due to their short-term nature. At March 31, 2014, the carrying value of the notes payable approximates fair value, which was determined using Level 3 inputs, including a quoted rate.

There have been no changes to the valuation methods during the three months ended March 31, 2014. The Company evaluates transfers between levels at the end of each reporting period. There were no transfers of assets or liabilities between levels during the three months ended March 31, 2014.

4. Collaboration Agreement

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

The Company determined that the Research License Deliverable did not have standalone value from the Research Services Deliverable because the License is not sold separately and could not be resold on a standalone basis. While the intellectual property rights granted to ThromboGenics under this agreement are sublicensable, the Company determined that the Research License Deliverable does not have value without the Research Services Deliverable as the Company’s intellectual property could not be sold separately or utilized to develop product candidates without the expertise of the Company that is provided through the Research Services Deliverable. The Company concluded that ThromboGenics does not have the expertise to perform the specialized research activities and such expertise is not readily available in the marketplace. As such, the Company has accounted for the Research License Deliverable and the Research Services Deliverable as a combined unit of accounting. The Company determined that the JRC Deliverable has standalone value from the Research License Deliverable and the Research Services Deliverable (the combined unit of account). The Company has determined that the best estimate of selling price of the JRC Deliverable is de minimis, and thus the non-contingent arrangement consideration has been allocated to the combined unit of accounting.

The Company is recognizing the arrangement consideration using the proportional performance method, by which the amounts are recognized in proportion to the costs incurred based on full time equivalent personnel efforts. The Company recorded revenue of $568,000 for the three months ended March 31, 2014. The costs incurred by the Company related to the research activities are recorded as research and development expense in the statement of operations and comprehensive loss.

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

As of March 31, 2014, the Company had not received any milestone or royalty payments.

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Development costs	$—	$62
Deferred IPO costs	—	180
Employee compensation	126	346
Professional fees	240	182
Interest	90	79
Other	1	1

	$457	$850

6. Share-Based Payments

2009 Stock Incentive Plan

The Company maintains the Eleven Biotherapeutics, Inc. 2009 Stock Incentive Plan (the “2009 Plan”), as amended and restated, for employees, directors, consultants, and advisors to the Company. Upon the closing of the Company’s IPO in February 2014, the Company ceased granting stock incentive awards under the 2009 Plan. The 2009 Plan provides for the grant of incentive and non-qualified stock options and restricted stock grants as determined by the Board of Directors. Under the 2009 Plan, stock options may not be granted at less than fair value on the date of the grant. Furthermore, the exercise price of ISOs granted to an employee, who, at the time of grant, is a 10% shareholder, may not be less than 110% of the fair value on the date of grant.

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

2014 Stock Incentive Plan

In December 2013, the Company’s 2014 Stock Incentive Plan (the “2014 Plan”) was adopted by the Board of Directors and was approved by the Company’s stockholders in January 2014. The 2014 Plan became effective immediately prior to the closing of the Company’s IPO in February 2014. The 2014 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock units, stock appreciation rights and other stock-based awards. The number of shares of the Company’s common stock reserved for issuance under the 2014 Plan is the sum of (1) 708,661 shares, plus (2) the number of shares (up to 1,347,821 shares) equal to (x) 1,586 shares (representing the number of shares reserved for issuance under the 2009 Plan that remained available for future issuance as of the effectiveness of the 2014 Plan) and (y) the number of shares of the Company’s common stock subject to outstanding awards under the Company’s 2009 Plan that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased without having been fully exercised or resulting in any common stock being issued, plus (3) an annual increase, to be added on the first day of each fiscal year, equal to the lowest of 1,102,362 shares of the Company’s common stock, 4% of the number of shares of the Company’s common stock outstanding on the first day of the applicable fiscal year and an amount determined by the Company’s board of directors.

The Company’s employees, officers, directors, consultants and advisors are eligible to receive awards under the 2014 Plan. However, incentive stock options may only be granted to the Company’s employees.

A summary of the Company’s stock option activity and related information follows:

	Shares	Weighted-Average Exercise Price	Remaining Contractual Life (in years)
Outstanding at December 31, 2013	1,346,238	$3.39	8.59
Granted	80,715	16.85
Exercised	(7,874)	0.06
Cancelled or forfeited	(4,724)	7.37

Outstanding at March 31, 2014	1,414,355	$4.17	8.46

Exercisable at March 31, 2014	402,861	$1.21	7.66

Vested and expected to vest at March 31, 2014(1)	1,060,715	$4.60	8.62

(1)	Represents the number of vested options, plus the number of unvested options expected to vest.

The total intrinsic value of options vested and expected to vest as of March 31, 2014 was $12.3 million. The total intrinsic value of options exercised for the three months ended March 31, 2014 and 2013 was $120,000 and $28,000, respectively. The total fair value of employee and director options vested for the three months ended March 31, 2014 and 2013 was $186,000 and $3,000, respectively.

Restricted Stock

From time to time, upon approval by the Board of Directors, certain employees, directors and advisors have been granted restricted shares of common stock. Certain of these shares of restricted stock are subject to repurchase rights. Accordingly, the Company has recorded the proceeds from the issuance of restricted stock as a liability in the balance sheets. The restricted stock liability is reclassified into stockholders’ equity (deficit) as the restricted stock vests. A summary of the status of unvested restricted stock is presented below:

	Restricted Stock	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2013	163,353	$0.06
Granted	70,879	11.43
Vested	(30,479)	0.06

Unvested at March 31, 2014	205,753	$3.98

No restricted stock was granted to non-employees during the three months ended March 31, 2014 and 2013. The non-employee restricted stock is revalued as it vests. There were no shares of non-employee unvested restricted stock outstanding at March 31, 2014. The expense related to the restricted stock granted to non-employees for the three months ended March 31, 2014 and 2013 was $48,000 and $19,000, respectively.

Performance-Based Stock Options

The Company has granted stock options to the founders of the Company, which contain both performance-based and service-based vesting criteria. Milestone events are specific to the Company’s corporate goals, including but not limited to certain preclinical and clinical development milestones related to the Company’s product candidates. Stock-based compensation expense associated with these performance-based stock options is recognized if the performance condition is considered probable of achievement using management’s best estimates. During the three months ended March 31, 2014, management determined that a performance-based milestone was achieved and recorded stock-based compensation expense of $17,000. There was no expense recorded for milestone based vesting awards during the three months ended March 31, 2013. The remaining milestones were not deemed to be probable of achievement as of March 31, 2014. As of March 31, 2014, unrecognized compensation expense related to performance based awards was $3.5 million.

Stock-Based Compensation Expense

The fair value of each stock option granted to employees and directors was estimated on the date of grant using the Black-Scholes option-pricing model based on the assumptions noted in the following table:

	Three Months Ended March 31,
	2014	2013
Risk-free interest rate	1.80-2.02%	1.09-1.11%
Expected dividend yield	—	—
Expected term (in years)	5.75-6	6
Expected volatility	69.37-69.58%	77.66-77.80%

The expense related to the options granted to employees and directors for the three months ended March 31, 2014 and 2013 were $289,000 and $15,000, respectively.

The Company did not grant any stock options to non-employees during the three months ended March 31, 2014. The Company granted options to purchase 173,228 shares of the Company’s common stock to a non-employee with an exercise price of $0.83 per share during the three months ended March 31, 2013. The fair value of each non-employee stock option granted is estimated using the Black-Scholes option-pricing model based on assumptions noted in the following table:

Three Months Ended March 31, 2013
Risk-free interest rate	1.91%
Expected dividend yield	—
Expected option life (years)	10
Expected stock price volatility	79.15%

The expense related to the options granted to non-employees for the three months ended March 31, 2014 and 2013 was $300,000 and $6,000, respectively.

During the three months ended March 31, 2014 and 2013, the Company recorded stock-based compensation expense for employee and non-employee stock options and restricted stock, which was allocated as follows in the statements of operations (in thousands):

	Three Months Ended March 31,
	2014	2013
Research and development expense	$355	$33
General and administrative expense	281	6

	$636	$39

At March 31, 2014, there was $4.5 million of total unrecognized compensation cost related to non-vested stock options and unvested restricted stock with service-based vesting provisions, which is expected to be recognized over a weighted-average period of 2.78 years.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the notes to those financial statements appearing in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 10-K”). This discussion contains forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in Part II, Item IA, “Risk Factors” of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in or implied by the forward-looking statements.

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

We were incorporated and commenced active operations in early 2008, and our operations to date have been limited to organizing and staffing our company, acquiring rights to intellectual property, business planning, raising capital, developing our technology, identifying potential product candidates, undertaking preclinical studies and, beginning in 2012, conducting clinical trials. To date, we have financed our operations primarily through private placements of our preferred stock and convertible bridge notes, venture debt borrowings, the initial public offering of our common stock, or IPO, and, to a lesser extent, from a collaboration. All of our revenue to date has been collaboration revenue, which we first began to generate in 2013. Since inception, we have incurred significant operating losses. As of March 31, 2014, we had an accumulated deficit of $64.8 million. In February 2014, we closed our IPO. We received aggregate net proceeds from the IPO of approximately $50.2 million, after deducting underwriting discounts and commissions and other offering expenses payable by us.

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

In connection with the agreement, we received an upfront, non-refundable payment of $1.75 million, and are entitled to receive payment for our performance of activities under the agreement at a set rate per full time annual equivalent personnel for research services pursuant to the agreement. We identified three deliverables in the arrangement: the research license, the research services and our participation on the joint research committee, or JRC deliverable, and concluded that there are two units of accounting: a combined research license and research services deliverable and the JRC deliverable. The estimated selling price for the JRC deliverable was de minimis, and thus we allocated the fixed arrangement consideration to the combined unit of accounting. We are recognizing revenue using the proportional performance method by which the amounts are recognized in proportion to the costs incurred based on full time equivalent efforts. In addition, we are eligible to receive up to an aggregate of $10.0 million if ThromboGenics achieves specified preclinical and clinical development milestones and up to an aggregate of $15.0 million if ThromboGenics achieves specified regulatory milestones. There are no commercialization or sales based milestones under the agreement. ThromboGenics is obligated to pay us a low single digit royalty on the sale of collaboration products. We recognized collaboration revenue of $568,000 in connection with this collaboration for the three months ended March 31, 2014. We expect that any revenue we generate from our collaboration with ThromboGenics will fluctuate from quarter to quarter as a result of the uncertain timing and amount of payments for research services, milestone payments and royalties.

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

	Three months ended March 31,
	2014	2013
	(in thousands)
EBI-005	$4,031	$2,844
Personnel and other expenses:
Employee and contractor-related expenses	1,027	1,031
Platform-related lab expenses	182	383
Facility expenses	104	200
Other expenses	475	38

Total personnel and other expenses	1,788	1,652

Total research and development expenses	$5,819	$4,496

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

Other Income (Expense), Net

Other income and expense consists primarily of interest income earned on cash and cash equivalents, interest expense on outstanding debt and the gain or loss associated with the change in the fair value of our preferred stock warrant liability.

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

While our significant accounting policies are described in more detail in the notes to our audited financial statements appearing elsewhere in the 2013 10-K, we believe the following accounting policies to be most critical to the judgments and estimates used in the preparation of our financial statements.

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

We use the Black-Scholes option pricing model to value our stock option awards. Use of this valuation methodology requires that we make assumptions as to the volatility of our common stock, the expected term of our stock options, the risk free interest rate for a period that approximates the expected term of our stock options and our expected dividend yield. As a new public company, we do not have sufficient history to estimate the volatility of our common stock price or the expected life of the options. We calculate expected volatility based on reported data for similar publicly traded companies for which historical information is available and will continue to do so until the historical volatility of our common stock is sufficient to measure expected volatility for future option grants. We utilize data from a representative group of public companies to estimate expected stock price volatility. We select companies from the biopharmaceutical industry with similar characteristics to us, including those at a similar stage of development and with a similar therapeutic focus.

We use the “simplified method” to estimate the expected term of stock option grants to employees. Under this approach, the weighted-average expected life is presumed to be the average of the contractual term (ten years) and the vesting term (generally four years) of our stock options, taking into consideration multiple vesting tranches. We utilize this method due to lack of historical exercise data and the plain-vanilla nature of our share-based awards. We have never paid, and do not anticipate paying, any cash dividends in the foreseeable future, and therefore use an expected dividend yield of zero in the option-pricing model. The risk-free rate is based on the yield curve of U.S. Treasury securities with periods commensurate with the expected term of the options being valued. The fair value of each stock option granted to employees and directors is estimated on the date of grant using the Black-Scholes option-pricing model based on the assumptions noted in the following table:

	Three Months Ended March 31,
	2014	2013
Risk-free interest rate	1.80-2.02%	1.09-1.11%
Expected dividend yield	—	—
Expected term (in years)	5.75-6	6
Expected volatility	69.37-69.58%	77.66-77.80%

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

Stock-based compensation expense was $636,000 for the three months ended March 31, 2014 and $39,000 for the three months ended March 31, 2013. As of March 31, 2014, we had $4.5 million of total unrecognized stock-based compensation expense related to service-based vesting awards, which we expect to recognize over a weighted-average remaining vesting period of approximately 2.78 years. In addition, as of March 31, 2014, we had unrecognized compensation expense related to performance-based awards of $3.5 million, which will be recorded when the vesting conditions become probable of achievement. Our stock-based compensation expense is expected to increase as a result of recognizing our existing unrecognized stock-based compensation for awards that will vest and as we issue additional stock-based awards to attract and retain our employees.

We allocated stock-based compensation expense as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Research and development expense	$355	$33
General and administrative expense	281	6

Total stock-based compensation expense	$636	$39

Fair Value of Common Stock

Prior to the completion of our IPO, we were required to estimate the fair value of our common stock underlying our stock-based awards when performing the fair value calculations using the Black-Scholes option pricing model. The fair value of our common stock underlying our stock-based awards was determined on each grant date by our board of directors, with input from management. All options to purchase shares of our common stock are intended to be granted with an exercise price per share no less than the fair value per share of our common stock underlying those options on the date of grant, based on the information known to us on the date of grant. In the absence of a public trading market for our common stock, on each grant date, we developed an estimate of the fair value of our common stock in order to determine an exercise price for the option grants. We determined the fair value of stock options using methodologies, approaches and assumptions consistent with the American Institute of Certified Public Accountants, or AICPA, Audit and Accounting Practice Aid Series: Valuation of Privately Held Company Equity Securities Issued as Compensation, or the AICPA Practice Guide. In addition, we considered various objective and subjective factors, along with input from management and contemporaneous valuations, to determine the fair value of our common stock, including:

•	external market conditions affecting the biotechnology industry;

•	trends within the biotechnology industry;

•	the prices at which we sold shares of preferred stock;

•	the superior rights and preferences of the preferred stock relative to our common stock at the time of each grant;

•	our results of operations and financial position;

•	the status of our research and development efforts;

•	our stage of development and business strategy;

•	the lack of an active public market for our capital stock; and

•	the likelihood of achieving a liquidity event, such as an IPO, or sale of our company in light of prevailing market conditions.

Results of Operations

Comparison of the Three Months Ended March 31, 2014 and 2013

	Three Months ended March 31,
	2014	2013	Change
	(in thousands)
Collaboration revenue	$568	$—	$568
Operating expenses:
Research and development	5,819	4,496	1,323
General and administrative	1,938	939	999

Total operating expenses	7,757	5,435	2,322

Loss from operations	(7,189)	(5,435)	(1,754)
Other income (expense), net	(33)	(77)	44

Net loss	$(7,222)	$(5,512)	$(1,710)

Revenue. Revenue was $568,000 for the three months ended March 31, 2014 compared to $0 for the three months ended March 31, 2013. The increase of $568,000 was due to revenue recognized pursuant to the ThromboGenics collaboration and license agreement entered into in May 2013.

Research and development expenses. Research and development expenses were $5.8 million for the three months ended March 31, 2014 compared to $4.5 million for the three months ended March 31, 2013. The increase of $1.3 million was primarily due to an increase of $1.2 million of EBI-005 related development expenses. In early 2014, we initiated a pivotal Phase 3 clinical program evaluating EBI-005 for the treatment of moderate to severe dry eye disease. We also initiated a Phase 2 clinical trial to evaluate the use of EBI-005 in patients with allergic conjunctivitis in early 2014. These increases in research and development expenses were partially offset by decreases in research and development expenses as a result of the completion of the Phase 1b/2a clinical trial of EBI-005 in patients with moderate to severe dry eye disease in 2013. In addition, stock-based compensation expense allocated to research and development expenses was $355,000 for the three months ended March 31, 2014 compared to $33,000 for the three months ended March 31, 2013.

General and administrative expenses. General and administrative expenses were $1.9 million for the three months ended March 31, 2014 compared to $939,000 for the three months ended March 31, 2013. The increase of $999,000 was primarily due to increased operating costs as a result of our transition from a private company to a public company, including legal, accounting, insurance and investor relations expenses. In addition, stock-based compensation expense allocated to general and administrative expenses was $281,000 for the three months ended March 31, 2014 compared to $6,000 for the three months ended March 31, 2013.

Other income (expense), net. Other income (expense), net was $(33,000) for the three months ended March 31 2014 compared to $(77,000) for the three months ended March 31, 2013.

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

Cash Flows

As of March 31, 2014, we had cash and cash equivalents of $54.0 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.

The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Net cash provided by (used in):
Operating activities	$(5,034)	$(5,420)
Investing activities	(50)	—
Financing activities	51,106	2,976

Net increase (decrease) in cash and cash equivalents	$46,022	$(2,444)

Operating activities. Net cash used in operating activities was $5.0 million for the three months ended March 31, 2014, and consisted primarily of a net loss of $7.2 million adjusted for non-cash items, including stock-based compensation expense of $636,000, depreciation expense of $101,000 and a net change in operating assets and liabilities of $1.5 million.

Net cash used in operating activities was $5.4 million for the three months ended March 31, 2013, and consisted primarily of a net loss of $5.5 million adjusted for non-cash items, including depreciation expense of $115,000.

Investing activities. Net cash used in investing activities consists of purchases of property and equipment. For the three months ended March 31, 2014, we purchased $50,000 of property and equipment. We made no such purchases during the three months ended March 31, 2013.

Financing activities. Net cash provided by financing activities for the three months ended March 31, 2014 was $51.1 million and consisted primarily of net proceeds from the initial public offering. We received aggregate net proceeds from the IPO of approximately $50.2 million, after deducting underwriting discounts and commissions and other offering expenses payable by us, of which $1.3 million were paid in 2013.

Net cash provided by financing activities for the three months ended March 31, 2013 was $3.0 million and consisted primarily of proceeds of $3.0 million from additional borrowings under our debt facility.

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

As of March 31, 2014, we had cash and cash equivalents of $54.0 million. We believe that our cash and cash equivalents as of March 31, 2014 will enable us to fund our operating expenses, debt service obligations and capital expenditure requirements into the first quarter of 2016, without giving effect to any potential milestone payments we may receive under our collaboration and license agreement with ThromboGenics. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.

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

Contractual Obligations and Commitments

During the three months ended March 31, 2014, there were no material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2013 10-K.

Off-balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the Securities and Exchange Commission.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of March 31, 2014, we had cash and cash equivalents of $54.0 million, primarily money market mutual funds consisting of U.S. government-backed securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Our available for sale securities are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

We contract with CROs and contract manufacturers globally. We may be subject to fluctuations in foreign currency rates in connection with certain of these agreements. Transactions denominated in currencies other than the United States dollar are recorded based on exchange rates at the time such transactions arise. As of March 31, 2014, substantially all of our total liabilities were denominated in the United States dollar.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial and Business Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of March 31, 2014, the Company’s Chief Executive Officer and Chief Financial and Business Officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

We are not currently subject to any material legal proceedings.

Item 1A.	Risk Factors.

Risks Related to Our Financial Position and Need For Additional Capital

We have incurred significant losses since our inception. We expect to incur losses over the next several years and may never achieve or maintain profitability.

Since inception, we have incurred significant operating losses. As of March 31, 2014, we had an accumulated deficit of $64.8 million. To date, we have financed our operations primarily through private placements of our preferred stock and convertible bridge notes, venture debt borrowings and an initial public offering, or IPO, of our common stock and, to a lesser extent, from a collaboration. All of our revenue to date has been collaboration revenue, which we first began to generate in 2013. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and, beginning in 2012, clinical trials. We are still in the early stages of development of our product candidates, and we have not completed development of any drugs. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year.

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

As of March 31, 2014, we had cash and cash equivalents of $54.0 million. We believe that our cash and cash equivalents as of March 31, 2014 will enable us to fund our operating expenses, debt service obligations and capital expenditure requirements into the first quarter of 2016, without giving effect to any potential milestone payments we may receive under our existing collaboration and license agreement with ThromboGenics. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. We are planning to spend significant funds to complete our Phase 3 clinical program evaluating EBI-005 and to submit a Biologics License Application, or BLA, to the FDA seeking approval of EBI-005 for the treatment of dry eye disease in the United States in the second half of 2016. At this time we cannot reasonably estimate the remaining costs necessary to prepare and submit the BLA seeking approval of EB5-005 and commercialize EBI-005 for the treatment of dry eye disease, including commercial manufacturing of EBI-005, or the nature, timing or costs of the efforts necessary to complete the development of any other product candidate.

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

Collaboration agreements may not lead to development or commercialization of product candidates in the most efficient manner, or at all. If our existing collaboration and license agreement with ThromboGenics, and any future collaborations that we enter into, do not result in the successful development and commercialization of products or if one of our collaborators terminates its agreement with us, we may not receive any future research funding or milestone or royalty payments under the collaboration. If we do not receive the funding we expect under these agreements, our development of our product candidates could be delayed and we may need additional resources to develop our product candidates. All of the risks relating to product development, regulatory approval and commercialization described in this Quarterly Report on Form 10-Q also apply to the activities of our collaborators.

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

As of May 12, 2014, our executive officers and directors, combined with our stockholders who own more than 5% of our outstanding common stock, in the aggregate, beneficially owned shares representing approximately 72.1% of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of May 12, 2014, we had outstanding 16,261,849 shares of common stock. Of these shares, 10,747,733 shares are restricted securities under Rule 144 under the Securities Act, substantially all of which are subject to lock-up agreements entered into in connection with our IPO, a description of which, including certain exceptions thereto, is available in the registration statement filed in connection with such offering. These shares will be able to be sold beginning on August 4, 2014. Any of our remaining shares that are not restricted securities under Rule 144 under the Securities Act or subject to lock-up agreements, including, for example, shares sold in our IPO, may be resold in the public market without restriction unless purchased by our affiliates. Moreover, holders of an aggregate of 8,699,135 shares of our common stock have rights, subject to specified conditions, to require us to file registration statements covering their shares or, along with holders of an additional 30,708 shares of our common stock issued upon exercise of warrants issued to our venture debt lender, to include their shares in registration statements that we may file for ourselves or other stockholders. On April 9, 2014, we filed a registration statement registering all shares of common stock that we may issue under our equity compensation plans. As of May 12, 2014, we had outstanding options to purchase an aggregate of approximately 1,496,491 shares of our common stock, of which options to purchase approximately 422,864 shares were vested. These shares can be freely sold in the public market upon issuance, subject to volume, notice and manner of sale limitations applicable to affiliates and the applicable lock-up agreements entered into in connection with our public offering.

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

We took advantage of reduced reporting burdens in our Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 10-K”) . In particular, the 2013 10-K did not include all of the executive compensation related information that would be required if we were not an emerging growth company. We expect to continue, in our public reporting, to take advantage of some or all of the reporting exemptions available to emerging growth companies. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Set forth below is information regarding equity securities sold or issued by us during the three months ended March 31, 2014 that were not registered under the Securities Act. Also included is the consideration, if any, received by us for such equity securities and information relating to the section of the Securities Act, or rule of the Securities and Exchange Commission, under which exemption from registration was claimed.

Between January 1, 2014 and March 31, 2014, we granted options to purchase an aggregate of 80,715 shares of common stock, with exercise prices ranging from $16.72 to 17.37 per share, to our employees, directors, advisors and consultants pursuant to our 2014 Stock Incentive Plan. Between January 1, 2014 and March 31, 2014, we issued an aggregate of 7,874 shares of common stock upon the exercise of options for aggregate consideration of $500 and options to purchase 4,724 shares had been forfeited. We filed a registration statement on Form S-8 under the Securities Act to register all of the shares of our common stock subject to outstanding options and options and other awards issuable pursuant to our equity compensation plans.

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

Use of Proceeds

In February 2014, we completed our IPO pursuant to a registration statement on Form S-1 (File No. 333-193131), which the SEC declared effective on February 5, 2014. In the IPO, we issued and sold 5,750,000 shares of common stock (inclusive of 750,000 shares of common stock sold by us pursuant to the full exercise of an overallotment option granted to the underwriters in connection with the offering) at a public offering price of $10.00 per share, for aggregate offering proceeds of $57.5 million. The managing underwriters for the IPO were Citigroup Global Markets Inc., Cowen and Company, LLC and Leerink Partners LLC. The IPO commenced on February 6, 2014 and did not terminate until the sale of all of the shares offered.

The aggregate proceeds received by us from the IPO were approximately $50.2 million, net of underwriting discounts and commissions and estimated offering expenses payable by us. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10.0% or more of any class of our equity securities or to any other affiliates.

As of March 31, 2014, we have used approximately $2.8 million of the net proceeds from the initial public offering as follows:

•	approximately $1.4 million to fund external research and development expenses for our pivotal Phase 3 clinical program for EBI-005 in patients with moderate to severe dry eye disease;

•	approximately $0.1 million to fund external research and development expenses for our Phase 2 clinical trial of EBI-005 in patients with allergic conjunctivitis; and

•	approximately $1.3 million for working capital and other general corporate purposes, which includes our internal research and development expenses for EBI-005, development of our preclinical product candidates and pursuit of other research and discovery efforts.

Purchase of Equity Securities

We did not purchase any of our registered equity securities during the period covered by this Quarterly Report on Form 10-Q.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index immediately preceding such exhibits, and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELEVEN BIOTHERAPEUTICS, INC.

By:	/s/ Gregory D. Perry
Gregory D. Perry
Chief Financial and Business Officer (Principal Financial and Accounting Officer)

May 15, 2014

EXHIBIT INDEX

Exhibit No.	Description

3.1	Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.3 to our Registration Statement on Form S-1/A filed with the SEC on January 23, 2014)

3.2	Amended and Restated By-laws (Incorporated by reference to Exhibit 3.3 to our Registration Statement on Form S-1/A filed with the SEC on January 23, 2014)

10.1	2014 Stock Incentive Plan (Incorporated by reference to Exhibit 10.5 to our Registration Statement on Form S-1/A filed with the SEC on January 23, 2014)

10.2	Form of Incentive Stock Option Agreement under 2014 Stock Incentive Plan (Incorporated by reference to Exhibit 10.6 to our Registration Statement on Form S-1/A filed with the SEC on January 23, 2014)

10.3	Form of Non-statutory Stock Option Agreement under 2014 Stock Incentive Plan (Incorporated by reference to Exhibit 10.7 to our Registration Statement on Form S-1/A filed with the SEC on January 23, 2014)

10.4	2014 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.7 to our Registration Statement on Form S-1/A filed with the SEC on January 23, 2014)

10.5	Form of Director Restricted Stock Agreement under 2014 Stock Incentive Plan (Incorporated by reference to Exhibit 10.7 to our Registration Statement on Form S-1/A filed with the SEC on January 23, 2014)

31.1	Rule 13a-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Principal Financial Officer

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. §1350

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.