Form 10-Q
period 2014-06-30
Eleven Biotherapeutics, Inc.
filed 2014-08-13
CIK 1485003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Number of outstanding shares of Common Stock as of August 8, 2014: 16,272,723

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

ELEVEN BIOTHRAPEUTICS, INC.

CONDENSED BALANCE SHEETS

(unaudited)

(in thousands, except share and per share data)

	June 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$45,031	$7,942
Prepaid expenses and other current assets	1,002	88

Total current assets	46,033	8,030
Property and equipment, net	682	759
Restricted cash	94	94
Other assets	15	2,354

Total assets	$46,824	$11,237

Liabilities, convertible preferred stock, and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$2,602	$1,746
Accrued expenses	1,140	850
Notes payable, current portion	1,642	1,642
Deferred revenue, current portion	643	1,115

Total current liabilities	6,027	5,353
Deferred revenue, net of current portion	112	355
Restricted stock liability	7	10
Notes payable, net of current portion	2,055	2,876
Warrant liability	—	297
Commitments and contingencies
Series A convertible preferred stock, $0.001 par value; none and 45,445,000 shares authorized at June 30, 2014 and December 31, 2013, respectively, and none and 45,250,000 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	—	45,035
Series B convertible preferred stock, par value $0.001 per share; none and 7,207,297 shares authorized at June 30, 2014 and December 31, 2013, respectively, and none and 7,203,845 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	—	11,643
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value per share; 5,000,000 shares and none authorized at June 30, 2014 and December 31, 2013, respectively, and none issued and outstanding at June 30, 2014 and December 31 2013	—	—
Common stock, $0.001 par value; 200,000,000 and 77,688,009 shares authorized at June 30, 2014 and December 31, 2013, respectively, and 16,092,545 and 1,636,137 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	16	2
Additional paid-in capital	111,544	3,260
Accumulated deficit	(72,937)	(57,594)

Total stockholders’ equity (deficit)	38,623	(54,332)

Total liabilities, convertible preferred stock, and stockholders’ equity (deficit)	$46,824	$11,237

See accompanying notes.

ELEVEN BIOTHERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Collaboration revenue	$761	$202	$1,329	$202
Operating expenses:
Research and development	6,754	2,704	12,573	7,200
General and administrative	2,052	881	3,990	1,820

Total operating expenses	8,806	3,585	16,563	9,020

Loss from operations	(8,045)	(3,383)	(15,234)	(8,818)

Other income (expense):
Other income (expense), net	3	(114)	54	(112)
Interest expense	(79)	(137)	(163)	(216)

Total other expense, net	(76)	(251)	(109)	(328)

Net loss and comprehensive loss	$(8,121)	$(3,634)	$(15,343)	$(9,146)

Cumulative preferred stock dividends	—	(917)	(519)	(1,810)

Net loss applicable to common stockholders	$(8,121)	$(4,551)	$(15,862)	$(10,956)

Net loss per share applicable to common stockholders—basic and diluted	$(0.51)	$(3.44)	$(1.23)	$(8.53)

Weighted-average number of common shares used in net loss per share applicable to common stockholders—basic and diluted	16,055	1,322	12,863	1,285

See accompanying notes.

ELEVEN BIOTHERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2014	2013
Operating activities
Net loss	$(15,343)	$(9,146)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	209	228
Non-cash interest expense	18	18
Stock-based compensation expense	1,137	429
Change in fair value of warrant liability	(50)	114
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(913)	(274)
Accounts payable	1,706	(419)
Accrued expenses	468	(157)
Deferred revenue	(715)	1,950

Net cash used in operating activities	(13,483)	(7,257)

Investing activities
Purchases of property and equipment	(132)	—

Net cash used in investing activities	(132)	—

Financing activities
Proceeds from issuance of common stock in initial public offering, net of offering costs	51,505	—
Proceeds from issuance of convertible notes payable, net of debt issuance costs	—	3,500
Proceeds from issuance of notes payable, net of debt issuance costs	—	3,000
Payments on equipment financing and notes payable	(833)	(62)
Proceeds from exercise of common stock options and warrants	32	15

Net cash provided by financing activities	50,704	6,453

Net increase (decrease) in cash and cash equivalents	37,089	(804)
Cash and cash equivalents at beginning of period	7,942	7,882

Cash and cash equivalents at end of period	$45,031	$7,078

Supplemental non-cash financing activities
Conversion of preferred stock into common stock	$56,678	$—
Conversion of preferred stock warrants into common stock warrants	$247	$—
Issuance of warrants	$—	$287
Supplemental cash flow information
Cash paid for interest	$123	$120

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

Liquidity

The Company has generated an accumulated deficit at June 30, 2014 of $72.9 million since inception and will require substantial additional capital to fund operations. The future success of the Company is dependent on its ability to develop its product candidates and ultimately upon its ability to attain profitable operations. The Company is subject to a number of risks similar to other early-stage life science companies, including, but not limited to, successful discovery and development of its drug candidates, raising additional capital, development by its competitors of new technological innovations, protection of proprietary technology and market acceptance of the Company’s products. On February 11, 2014, the Company completed its initial public offering (“IPO”) whereby the Company sold 5,750,000 shares of its common stock for aggregate net proceeds of approximately $50.2 million (see Note 2). At June 30, 2014, the Company believes that its unrestricted cash and cash equivalents will be sufficient to fund the Company’s current operating plan through at least the next twelve months.

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

The unaudited condensed financial statements as of June 30, 2014 and for the three and six months ended June 30, 2014 and 2013 and the related information contained within the notes to the financial statements are unaudited. The unaudited financial statements have been prepared on the same basis as the annual audited financial statements, and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for the fair presentation of the Company’s financial position as of June 30, 2014, and the statements of operations and comprehensive loss for the three and six months ended June 30, 2014 and 2013 and cash flows for the six months ended June 30, 2014 and 2013. The results for the three and six months ended June 30, 2014 are not necessarily indicative of results to be expected for the year ending December 31, 2014, or any other future annual or interim periods.

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

	As of June 30,
	2014	2013
Convertible preferred stock	—	7,125,982
Stock options	1,490,979	929,830
Unvested restricted stock	177,178	258,875
Preferred stock warrants	—	30,708

	1,668,157	8,345,395

There have been no material changes to the significant accounting policies previously disclosed in the 2013 10-K.

Recent Accounting Pronouncements

In the second quarter of 2014, the Financial Accounting Standards Board issued amended guidance applicable to revenue recognition that will be effective for the Company for the year ending December 31, 2017. The new guidance must be adopted using either a full retrospective approach for all periods presented or a modified retrospective approach. Early adoption is not permitted. The new guidance applies a more principles-based approach to recognizing revenue. The Company is evaluating the new guidance and the expected effect on the Company’s condensed consolidated financial statements.

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

The following tables present information about the Company’s financial assets and liabilities that have been measured at fair value, and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value.

The following table summarizes the assets measured at fair value on a recurring basis at June 30, 2014 (in thousands):

Description	June 30, 2014	Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$45,031	$45,031	$—	$—

Total	$45,031	$45,031	$—	$—

The following table summarizes the assets and liabilities measured at fair value on a recurring basis at December 31, 2013 (in thousands):

Description	December 31, 2013	Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$7,942	$7,942	$—	$—

Total	$7,942	$7,942	$—	$—

Description	December 31, 2013	Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Liabilities:
Warrant liability	$297	$—	$—	$297

Total	$297	$—	$—	$297

The following table sets forth a summary of changes in the fair value of the Company’s preferred stock warrant liability, which represented a recurring measurement classified within Level 3 of the fair value hierarchy through the date of the IPO, wherein fair value was estimated using significant unobservable inputs (in thousands):

Beginning balance, January 1, 2014	$297
Change in fair value	(50)
Reclassification to additional paid-in capital	(247)

Ending balance, June 30, 2014	$—

The carrying amounts reflected in the balance sheets for restricted cash, prepaid expenses and other current assets, other assets, accounts payable and accrued expenses approximate their fair values at June 30, 2014 and December 31, 2013, due to their short-term nature. At June 30, 2014, the carrying value of the notes payable approximates fair value, which was determined using Level 3 inputs, including a quoted rate.

There have been no changes to the valuation methods during the three and six months ended June 30, 2014. The Company evaluates transfers between levels at the end of each reporting period. There were no transfers of assets or liabilities between levels during the three and six months ended June 30, 2014.

4. Collaboration Agreement

On May 28, 2013, the Company entered into the collaboration and license agreement with ThromboGenics. Under this agreement, the Company and ThromboGenics are collaborating to identify protein or peptide therapeutics that directly modulate any of a specified set of targets in a novel pathway in retinal disease. The Company and ThromboGenics jointly own any know-how made by or on behalf of either party in the course of the research and any patent rights claiming such know-how. The Company has granted ThromboGenics an exclusive, sublicensable, royalty-bearing license under the Company’s rights in these patent rights and know-how, as well as under any other patent rights and know-how that the Company controls during the research term that are necessary for ThromboGenics to perform its obligations to research, develop, manufacture and commercialize collaboration products.

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

The Company accounts for this agreement pursuant to ASC Topic 605-25, Revenue Recognition – Multiple Element Arrangements, or ASC 605-25. The Company identified the following deliverables in this agreement:

•	an exclusive license to the Company’s intellectual property that is necessary for ThromboGenics to perform its obligations during the research term. (“Research License Deliverable”);

•	the Company’s obligation to provide research services (“Research Services Deliverable”); and

•	the Company’s participation on the JRC (“JRC Deliverable”).

The Company determined that the licenses to future collaboration product candidates are contingent upon the identification of future product candidates as a result of the Research Services Deliverable, and as such, have not been identified as a separate deliverable at the inception of the arrangement.

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

The Company is recognizing the arrangement consideration using the proportional performance method, by which the amounts are recognized in proportion to the costs incurred based on full time equivalent personnel efforts. The Company recorded revenue of $761,000 and $202,000 for the three months ended June 30, 2014 and 2013, respectively, and $1.3 million and $202,000 for the six months ended June 30, 2014 and 2013, respectively. The costs incurred by the Company related to the research activities are recorded as research and development expense in the statement of operations and comprehensive loss.

The potential milestone payments under this agreement are comprised of (i) up to an aggregate of $10.0 million due upon the achievement of specified preclinical and clinical development milestone events, and (ii) up to an aggregate of $15.0 million due upon the achievement of specified regulatory milestone events. The Company believes that certain of the preclinical and clinical development milestone payments are consistent with the definition of substantive milestones, and, accordingly, the Company will recognize these payments upon the achievement of such milestones, if any, in the period that such milestone is achieved. The remaining clinical development and regulatory milestone payments were not considered substantive and will be recognized upon achievement of the revenue recognition criteria of ASC 605. Factors considered in the evaluation of whether the milestones are substantive included the degree of risk associated with performance of the milestone, the level of effort and investment required, whether the milestone consideration was reasonable relative to the deliverables and whether the milestone was earned at least in part based on the Company’s performance.

As of June 30, 2014, the Company had not received any milestone or royalty payments.

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Development costs	$404	$62
Deferred IPO costs	—	180
Employee compensation	478	346
Professional fees	157	182
Interest	100	79
Other	1	1

	$1,140	$850

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

A summary of the Company’s stock option activity and related information follows:

	Shares	Weighted-Average Exercise Price	Remaining Contractual Life (in years)
Outstanding at December 31, 2013	1,346,238	$3.39	8.59
Granted	186,115	14.66
Exercised	(36,612)	0.49
Cancelled or forfeited	(4,762)	7.37

Outstanding at June 30, 2014	1,490,979	$4.86	8.33

Exercisable at June 30, 2014	470,531	$2.20	7.66

Vested and expected to vest at June 30, 2014(1)	1,126,768	$5.35	8.50

(1)	Represents the number of vested options, plus the number of unvested options expected to vest.

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

	Restricted Stock	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2013	163,353	$0.06
Granted	70,879	11.43
Vested	(57,054)	0.95

Unvested at June 30, 2014	177,178	$4.33

No restricted stock was granted to non-employees during the three months ended June 30, 2014 and 2013. The non-employee restricted stock is revalued as it vests. There were no shares of non-employee unvested restricted stock outstanding at June 30, 2014. The expense related to the restricted stock granted to non-employees for the three months ended June 30, 2014 and 2013 was $0 and $85,000, respectively. The expense related to the restricted stock granted to non-employees for the six months ended June 30, 2014 and 2013 was $48,000 and $104,000, respectively.

Performance-Based Stock Options

The Company has granted stock options to the founders of the Company and consultants, which contain both performance-based and service-based vesting criteria. Milestone events are specific to the Company’s corporate goals, including but not limited to certain preclinical and clinical development milestones related to the Company’s product candidates. Stock-based compensation expense associated with these performance-based stock options is recognized if the performance condition is considered probable of achievement using management’s best estimates. During the three and six months ended June 30, 2014, management determined that a performance-based milestone was probable and recorded stock-based compensation expense of $5,000 and $22,000, respectively. During the three months and six months ended June 30, 2013, management determined that a performance-based milestone was achieved and recorded stock-based compensation expense of $106,000. The remaining milestones were not deemed to be probable of achievement as of June 30, 2014. As of June 30, 2014, unrecognized compensation expense related to performance based awards was $2.8 million.

The expense related to the options granted to employees and directors for the three months ended June 30, 2014 and 2013 was $413,000 and $47,000, respectively. The expense related to the options granted to employees and directors for the six months ended June 30, 2014 and 2013 was $701,000 and $61,000, respectively.

The expense related to the options granted to non-employees for the three months ended June 30, 2014 and 2013 was $88,000 and $258,000, respectively. The expense related to the options granted to non-employees for the six months ended June 30, 2014 and 2013 was $388,000 and $263,000, respectively.

During the three and six months ended June 30, 2014 and 2013, the Company recorded stock-based compensation expense for employee and non-employee stock options and restricted stock, which was allocated as follows in the statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Research and development expense	$144	$375	$499	$408
General and administrative expense	357	15	638	21

	$501	$390	$1,137	$429

At June 30, 2014, there was $4.1 million of total unrecognized compensation cost related to non-vested stock options and unvested restricted stock with service-based vesting provisions, which is expected to be recognized over a weighted-average period of 2.84 years.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the notes to those financial statements appearing in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2013, or the 2013 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in Part II, Item IA, “Risk Factors” of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in or implied by the forward-looking statements.

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

We were incorporated and commenced active operations in early 2008, and our operations to date have been limited to organizing and staffing our company, acquiring rights to intellectual property, business planning, raising capital, developing our technology, identifying potential product candidates, undertaking preclinical studies and, beginning in 2012, conducting clinical trials. To date, we have financed our operations primarily through private placements of our preferred stock and convertible bridge notes, venture debt borrowings, the initial public offering of our common stock, or IPO, and, to a lesser extent, from a collaboration. All of our revenue to date has been collaboration revenue, which we first began to generate in 2013. Since inception, we have incurred significant operating losses. As of June 30, 2014, we had an accumulated deficit of $72.9 million. In February 2014, we closed our IPO. We received aggregate net proceeds from the IPO of approximately $50.2 million, after deducting underwriting discounts and commissions and other offering expenses payable by us.

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

Financial Operations Overview

Revenue

To date, we have not generated any revenue from the sale of products. All of our revenue to date has been derived from a collaboration. We do not expect to generate significant product revenue unless and until we obtain marketing approval for, and commercialize, EBI-005, which we do not expect will occur before 2017, if ever.

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

In connection with the agreement, we received an upfront, non-refundable payment of $1.75 million, and are entitled to receive payment for our performance of activities under the agreement at a set rate per full time annual equivalent personnel for research services pursuant to the agreement. We identified three deliverables in the arrangement: the research license, the research services and our participation on the joint research committee, or JRC, and concluded that there are two units of accounting: a combined research license and research services deliverable and the JRC deliverable. The estimated selling price for the JRC deliverable was de minimis, and thus we allocated the fixed arrangement consideration to the combined unit of accounting. We are recognizing revenue using the proportional performance method by which the amounts are recognized in proportion to the costs incurred based on full time equivalent efforts. In addition, we are eligible to receive up to an aggregate of $10.0 million if ThromboGenics achieves specified preclinical and clinical development milestones and up to an aggregate of $15.0 million if ThromboGenics achieves specified regulatory milestones. There are no commercialization or sales based milestones under the agreement. ThromboGenics is obligated to pay us a low single digit royalty on the sale of collaboration products. We recognized collaboration revenue of $761,000 and $202,000 in connection with this collaboration for the three months ended June 30, 2014 and 2013, respectively and $1.3 million and $202,000 for the six months ended June 30, 2014 and 2013, respectively. We expect that any revenue we generate from our collaboration with ThromboGenics will fluctuate from quarter to quarter as a result of the uncertain timing and amount of payments for research services, milestone payments and royalties.

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

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(in thousands)
EBI-005	$5,047	$886	$9,078	$3,730
Personnel and other expenses:
Employee and contractor-related expenses	1,158	1,384	2,185	2,415
Platform-related lab expenses	273	210	455	593
Facility expenses	128	199	232	399
Other expenses	148	25	623	63

Total personnel and other expenses	1,707	1,818	3,495	3,470

Total research and development expenses	$6,754	$2,704	$12,573	$7,200

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

We use the “simplified method” to estimate the expected term of stock option grants to employees and directors. Under this approach, the weighted-average expected life is presumed to be the average of the contractual term (ten years) and the vesting term (generally four years) of our stock options, taking into consideration multiple vesting tranches. We utilize this method due to lack of historical exercise data and the plain-vanilla nature of our share-based awards. We have never paid, and do not anticipate paying, any cash dividends in the foreseeable future, and therefore use an expected dividend yield of zero in the option-pricing model. The risk-free rate is based on the yield curve of U.S. Treasury securities with periods commensurate with the expected term of the options being valued. We are also required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from our estimates. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. To the extent that actual forfeitures differ from our estimates, the difference is recorded as a cumulative adjustment in the period the estimates are revised. Stock-based compensation expense recognized in the financial statements is based on awards that are ultimately expected to vest.

Fair Value of Common Stock

Prior to the completion of our IPO, we were required to estimate the fair value of our common stock underlying our stock-based awards when performing the fair value calculations using the Black-Scholes option pricing model. The fair value of our common stock underlying our stock-based awards was determined on each grant date by our board of directors, with input from management. All options to purchase shares of our common stock are intended to be granted with an exercise price per share no less than the fair value per share of our common stock underlying those options on the date of grant, based on the information known to us on the date of grant. In the absence of a public trading market for our common stock, on each grant date, we developed an estimate of the fair value of our common stock in order to determine an exercise price for the option grants. We determined the fair value of stock options using methodologies, approaches and assumptions consistent with the American Institute of Certified Public Accountants, or AICPA, Audit and Accounting Practice Aid Series: Valuation of Privately Held Company Equity Securities Issued as Compensation, or the AICPA Practice Guide. In addition, we considered various objective and subjective factors, along with input from management and contemporaneous valuations, to determine the fair value of our common stock, including:

•	external market conditions affecting the biotechnology industry;

•	trends within the biotechnology industry;

•	the prices at which we sold shares of preferred stock;

•	the superior rights and preferences of the preferred stock relative to our common stock at the time of each grant;

•	our results of operations and financial position;

•	the status of our research and development efforts;

•	our stage of development and business strategy;

•	the lack of an active public market for our capital stock; and

•	the likelihood of achieving a liquidity event, such as an IPO, or sale of our company in light of prevailing market conditions.

Results of Operations

Comparison of the Three Months Ended June 30, 2014 and 2013

	Three Months ended June 30,
	2014	2013	Change
	(in thousands)
Collaboration revenue	$761	$202	$559
Operating expenses:
Research and development	6,754	2,704	4,050
General and administrative	2,052	881	1,171

Total operating expenses	8,806	3,585	5,221

Loss from operations	(8,045)	(3,383)	(4,662)
Other (expense) income, net	(76)	(251)	175

Net loss	$(8,121)	$(3,634)	$(4,487)

Revenue. Revenue was $761,000 for the three months ended June 30, 2014 compared to $202,000 for the three months ended June 30, 2013. The increase of $559,000 was due to revenue recognized pursuant to the ThromboGenics collaboration and license agreement entered into in May 2013.

Research and development expenses. Research and development expenses were $6.8 million for the three months ended June 30, 2014 compared to $2.7 million for the three months ended June 30, 2013. The increase of $4.1 million was due to an increase of $4.2 million of EBI-005 related development expenses. In early 2014, we initiated a pivotal Phase 3 clinical program evaluating EBI-005 for the treatment of moderate to severe dry eye disease. We also initiated a Phase 2 clinical trial to evaluate the use of EBI-005 in patients with allergic conjunctivitis in early 2014. These increases in research and development expenses were partially offset by decreases in research and development expenses as a result of the completion of the Phase 1b/2a clinical trial of EBI-005 in patients with moderate to severe dry eye disease in 2013. In addition, stock-based compensation expense allocated to research and development expenses was $144,000 for the three months ended June 30, 2014 compared to $375,000 for the three months ended June 30, 2013.

General and administrative expenses. General and administrative expenses were $2.1 million for the three months ended June 30, 2014 compared to $881,000 for the three months ended June 30, 2013. The increase of $1.2 million was primarily due to increased operating costs as a result of our transition from a private company to a public company, including legal, accounting, insurance and investor relations expenses. In addition, stock-based compensation expense allocated to general and administrative expenses was $357,000 for the three months ended June 30, 2014 compared to $15,000 for the three months ended June 30, 2013.

Other (expense) income, net. Other (expense) income, net was $(76,000) for the three months ended June 30 2014 compared to $(251,000) for the three months ended June 30, 2013.

Comparison of the Six Months Ended June 30, 2014 and 2013

	Six Months ended June 30,
	2014	2013	Change
	(in thousands)
Collaboration revenue	$1,329	$202	$1,127
Operating expenses:
Research and development	12,573	7,200	5,373
General and administrative	3,990	1,820	2,170

Total operating expenses	16,563	9,020	7,543

Loss from operations	(15,234)	(8,818)	(6,416)
Other income (expense), net	(109)	(328)	219

Net loss	$(15,343)	$(9,146)	$(6,197)

Revenue. Revenue was $1.3 million for the six months ended June 30, 2014 compared to $202,000 for the six months ended June 30, 2013. The increase of $1.1 million was due to revenue recognized pursuant to the ThromboGenics collaboration and license agreement entered into in May 2013.

Research and development expenses. Research and development expenses were $12.6 million for the six months ended June 30, 2014 compared to $7.2 million for the six months ended June 30, 2013. The increase of $5.4 million was due to an increase of $5.3 million of EBI-005 related development expenses. In early 2014, we initiated a pivotal Phase 3 clinical program evaluating EBI-005 for the treatment of moderate to severe dry eye disease. We also initiated a Phase 2 clinical trial to evaluate the use of EBI-005 in patients with allergic conjunctivitis in early 2014. These increases in research and development expenses were partially offset by decreases in research and development expenses as a result of the completion of the Phase 1b/2a clinical trial of EBI-005 in patients with moderate to severe dry eye disease in 2013. In addition, stock-based compensation expense allocated to research and development expenses was $499,000 for the six months ended June 30, 2014 compared to $408,000 for the six months ended June 30, 2013.

General and administrative expenses. General and administrative expenses were $4.0 million for the six months ended June 30, 2014 compared to $1.8 million for the six months ended June 30, 2013. The increase of $2.2 million was primarily due to increased operating costs as a result of our transition from a private company to a public company, including legal, accounting, insurance and investor relations expenses. In addition, stock-based compensation expense allocated to general and administrative expenses was $638,000 for the six months ended June 30, 2014 compared to $21,000 for the six months ended June 30, 2013.

Other (expense) income, net. Other (expense) income, net was $(109,000) for the six months ended June 30 2014 compared to $(328,000) for the six months ended June 30, 2013.

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

Cash Flows

As of June 30, 2014, we had cash and cash equivalents of $45.0 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.

The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Six Months Ended June 30,
	2014	2013
	(in thousands)
Net cash provided by (used in):
Operating activities	$(13,483)	$(7,257)
Investing activities	(132)	—
Financing activities	50,704	6,453

Net increase (decrease) in cash and cash equivalents	$37,089	$(804)

Operating activities. Net cash used in operating activities was $13.5 million for the six months ended June 30, 2014, and consisted primarily of a net loss of $15.3 million adjusted for non-cash items, including stock-based compensation expense of $1.1 million, depreciation expense of $209,000 and a net change in operating assets and liabilities of $546,000.

Net cash used in operating activities was $7.3 million for the six months ended June 30, 2013, and consisted primarily of a net loss of $9.1 million adjusted for non-cash items, including stock-based compensation expense of $429,000, depreciation expense of $228,000 and a net change in operating assets and liabilities of $1.1 million.

Investing activities. Net cash used in investing activities consists of purchases of property and equipment. For the six months ended June 30, 2014, we purchased $132,000 of property and equipment. We made no such purchases during the six months ended June 30, 2013.

Financing activities. Net cash provided by financing activities for the six months ended June 30, 2014 was $50.7 million and consisted primarily of net proceeds from the initial public offering. We received aggregate net proceeds from the IPO of approximately $50.2 million, after deducting underwriting discounts and commissions and other offering expenses payable by us, of which $1.3 million were paid in 2013.

Net cash provided by financing activities for the six months ended June 30, 2013 was $6.5 million and consisted primarily of proceeds from the issuance of convertible notes in the aggregate principal amount of $3.5 million to certain of our stockholders and additional borrowings under our debt facility of $3.0 million.

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

As of June 30, 2014, we had cash and cash equivalents of $45.0 million. We believe that our cash and cash equivalents as of June 30, 2014 will enable us to fund our operating expenses, debt service obligations and capital expenditure requirements into the first quarter of 2016, without giving effect to any potential milestone payments we may receive under our collaboration and license agreement with ThromboGenics. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.

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

Contractual Obligations and Commitments

During the six months ended June 30, 2014, there were no material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2013 10-K.

Off-balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the Securities and Exchange Commission.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of June 30, 2014, we had cash and cash equivalents of $45.0 million, primarily money market mutual funds consisting of U.S. government-backed securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Our available for sale securities are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

We contract with CROs and contract manufacturers globally. We may be subject to fluctuations in foreign currency rates in connection with certain of these agreements. Transactions denominated in currencies other than the United States dollar are recorded based on exchange rates at the time such transactions arise. As of June 30, 2014, substantially all of our total liabilities were denominated in the United States dollar.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial and Business Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of June 30, 2014, the Company’s Chief Executive Officer and Chief Financial and Business Officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

Since inception, we have incurred significant operating losses. As of June 30, 2014, we had an accumulated deficit of $72.9 million. To date, we have financed our operations primarily through private placements of our preferred stock and convertible bridge notes, venture debt borrowings and our IPO and, to a lesser extent, from a collaboration. All of our revenue to date has been collaboration revenue, which we first began to generate in 2013. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and, beginning in 2012, clinical trials. We are still in the early stages of development of our product candidates, and we have not completed development of any drugs. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year.

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

As of June 30, 2014, we had cash and cash equivalents of $45.0 million. We believe that our cash and cash equivalents as of June 30, 2014 will enable us to fund our operating expenses, debt service obligations and capital expenditure requirements into the first quarter of 2016, without giving effect to any potential milestone payments we may receive under our existing collaboration and license agreement with ThromboGenics. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. We are planning to spend significant funds to complete our Phase 3 clinical program evaluating EBI-005 and to submit a Biologics License Application, or BLA, to the FDA seeking approval of EBI-005 for the treatment of dry eye disease in the United States in the second half of 2016. At this time we cannot reasonably estimate the remaining costs necessary to prepare and submit the BLA seeking approval of EB5-005 and commercialize EBI-005 for the treatment of dry eye disease, including commercial manufacturing of EBI-005, or the nature, timing or costs of the efforts necessary to complete the development of any other product candidate.

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

We have relied on third parties, such as CROs, to conduct our completed Phase 1 and Phase 1b/2a trials of EBI-005 and do not plan to independently conduct clinical trials of EBI-005 or our other product candidates, including our Phase 3 clinical trials of EBI-005. We expect to continue to rely on third parties, such as CROs, clinical data management organizations, medical institutions and clinical investigators, to conduct our clinical trials. These agreements might terminate for a variety of reasons, including a failure to perform by the third parties. If we need to enter into alternative arrangements, that would delay our product development activities.

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

As of August 8, 2014, our executive officers and directors, combined with our stockholders who own more than 5% of our outstanding common stock, in the aggregate, beneficially owned shares representing approximately 83.2% of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of June 30, 2014, we had outstanding 16,269,723 shares of common stock. Of these shares, 10,747,733 shares were restricted securities under Rule 144 under the Securities Act, substantially all of which were subject to lock-up agreements entered into in connection with our IPO, a description of which, including certain exceptions thereto, is available in the registration statement filed in connection with such offering. These shares were able to be sold beginning on August 5, 2014. Any of our remaining shares that are not restricted securities under Rule 144 under the Securities Act or subject to lock-up agreements, including, for example, shares sold in our IPO, may be resold in the public market without restriction unless purchased by our affiliates. Moreover, holders of an aggregate of 8,699,135 shares of our common stock have rights, subject to specified conditions, to require us to file registration statements covering their shares or, along with holders of an additional 30,708 shares of our common stock issued upon exercise of warrants issued to our venture debt lender, to include their shares in registration statements that we may file for ourselves or other stockholders. On April 9, 2014, we filed a registration statement registering all shares of common stock that we may issue under our equity compensation plans. As of June 30, 2014, we had outstanding options to purchase an aggregate of approximately 1,490,979 shares of our common stock, of which options to purchase approximately 470,531 shares were vested. These shares can be freely sold in the public market upon issuance, subject to volume, notice and manner of sale limitations applicable to affiliates and the applicable lock-up agreements entered into in connection with our public offering.

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

We took advantage of reduced reporting burdens in the 2013 10-K). In particular, the 2013 10-K did not include all of the executive compensation related information that would be required if we were not an emerging growth company. We expect to continue, in our public reporting, to take advantage of some or all of the reporting exemptions available to emerging growth companies. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

Set forth below is information regarding equity securities sold or issued by us during the six months ended June 30, 2014 that were not registered under the Securities Act. Also included is the consideration, if any, received by us for such equity securities and information relating to the section of the Securities Act, or rule of the Securities and Exchange Commission, under which exemption from registration was claimed.

Between January 1, 2014 and June 30, 2014, we granted options to purchase an aggregate of 186,115 shares of common stock, with exercise prices ranging from $10.71 to 17.37 per share, to our employees, directors, advisors and consultants pursuant to our 2014 Stock Incentive Plan. Between January 1, 2014 and June 30, 2014, we issued an aggregate of 36,612 shares of common stock upon the exercise of options for aggregate consideration of $18,024 and options to purchase 4,724 shares had been forfeited. We filed a registration statement on Form S-8 under the Securities Act to register all of the shares of our common stock subject to outstanding options and options and other awards issuable pursuant to our equity compensation plans.

The stock options and the common stock issuable upon the exercise of such options as described in this section were issued pursuant to written compensatory plans or arrangements with our employees, directors and consultants, in reliance on the exemption provided by Rule 701 promulgated under the Securities Act. All recipients either received adequate information about our Company or had access, through employment or other relationships, to such information.

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

As of June 30, 2014, we have used approximately $11.7 million of the net proceeds from the initial public offering as follows:

•	approximately $5.5 million to fund external research and development expenses for our pivotal Phase 3 clinical program for EBI-005 in patients with moderate to severe dry eye disease;

•	approximately $1.1 million to fund external research and development expenses for our Phase 2 clinical trial of EBI-005 in patients with allergic conjunctivitis; and

•	approximately $5.1 million for working capital and other general corporate purposes, which includes our internal research and development expenses for EBI-005, development of our preclinical product candidates and pursuit of other research and discovery efforts.

Purchase of Equity Securities

We did not purchase any of our registered equity securities during the period covered by this Quarterly Report on Form 10-Q.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits

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
Gregory D. Perry
Chief Financial and Business Officer (Principal Financial and Accounting Officer)

August 13, 2014

EXHIBIT INDEX

Exhibit No.	Description

31.1	Rule 13a-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Principal Financial Officer

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. §1350

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.