Form 10-Q
period 2014-09-30
Eleven Biotherapeutics, Inc.
filed 2014-11-13
CIK 1485003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Number of outstanding shares of Common Stock as of November 6, 2014: 16,289,359

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

ELEVEN BIOTHRAPEUTICS, INC.

CONDENSED BALANCE SHEETS

(unaudited)

(in thousands, except share and per share data)

	September 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$35,943	$7,942
Prepaid expenses and other current assets	348	88

Total current assets	36,291	8,030
Property and equipment, net	585	759
Restricted cash	94	94
Other assets	11	2,354

Total assets	$36,981	$11,237

Liabilities, convertible preferred stock, and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$2,588	$1,746
Accrued expenses	1,656	850
Notes payable, current portion	1,642	1,642
Deferred revenue, current portion	621	1,115

Total current liabilities	6,507	5,353
Deferred revenue, net of current portion	45	355
Restricted stock liability	6	10
Notes payable, net of current portion	1,645	2,876
Warrant liability	—	297
Commitments and contingencies
Series A convertible preferred stock, $0.001 par value; none and 45,445,000 shares authorized at September 30, 2014 and December 31, 2013, respectively, and none and 45,250,000 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	—	45,035
Series B convertible preferred stock, par value $0.001 per share; none and 7,207,297 shares authorized at September 30, 2014 and December 31, 2013, respectively, and none and 7,203,845 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	—	11,643
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value per share; 5,000,000 shares and none authorized at September 30, 2014 and December 31, 2013, respectively, and none issued and outstanding at September 30, 2014 and December 31 2013	—	—
Common stock, $0.001 par value; 200,000,000 and 77,688,009 shares authorized at September 30, 2014 and December 31, 2013, respectively, and 16,134,515 and 1,636,137 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	16	2
Additional paid-in capital	112,373	3,260
Accumulated deficit	(83,611)	(57,594)

Total stockholders’ equity (deficit)	28,778	(54,332)

Total liabilities, convertible preferred stock, and stockholders’ equity (deficit)	$36,981	$11,237

See accompanying notes.

ELEVEN BIOTHERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Collaboration revenue	$539	$622	$1,868	$824
Operating expenses:
Research and development	8,872	3,376	21,445	10,576
General and administrative	2,269	786	6,259	2,606

Total operating expenses	11,141	4,162	27,704	13,182

Loss from operations	(10,602)	(3,540)	(25,836)	(12,358)

Other income (expense):
Other income (expense), net	2	16	56	(96)
Interest expense	(74)	(289)	(237)	(505)

Total other expense, net	(72)	(273)	(181)	(601)

Net loss and comprehensive loss	$(10,674)	$(3,813)	$(26,017)	$(12,959)

Cumulative preferred stock dividends	—	(905)	(519)	(2,715)

Net loss applicable to common stockholders	$(10,674)	$(4,718)	$(26,536)	$(15,674)

Net loss per share applicable to common stockholders—basic and diluted	$(0.66)	$(3.39)	$(1.90)	$(11.87)

Weighted-average number of common shares used in net loss per share applicable to common stockholders—basic and diluted	16,098	1,390	13,954	1,320

See accompanying notes.

ELEVEN BIOTHERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2014	2013
Operating activities
Net loss	$(26,017)	$(12,959)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	311	335
Non-cash interest expense	28	28
Stock-based compensation expense	1,945	755
Change in fair value of warrant liability	(50)	99
Change in fair value of convertible notes payable	—	188
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(258)	106
Accounts payable	1,692	(437)
Accrued expenses	984	(210)
Deferred revenue	(804)	1,658

Net cash used in operating activities	(22,169)	(10,437)

Investing activities
Purchases of property and equipment	(137)	—

Net cash used in investing activities	(137)	—

Financing activities
Proceeds from issuance of common stock in initial public offering, net of offering costs	51,505	—
Proceeds from issuance of convertible notes payable, net of debt issuance costs	—	3,500
Proceeds from issuance of notes payable, net of debt issuance costs	—	3,000
Payments on equipment financing and notes payable	(1,249)	(83)
Proceeds from exercise of common stock options and warrants	51	19

Net cash provided by financing activities	50,307	6,436

Net increase (decrease) in cash and cash equivalents	28,001	(4,001)
Cash and cash equivalents at beginning of period	7,942	7,882

Cash and cash equivalents at end of period	$35,943	$3,881

Supplemental non-cash financing activities
Conversion of preferred stock into common stock	$56,678	$—
Conversion of preferred stock warrants into common stock warrants	$247	$—
Issuance of warrants	$—	$287
Supplemental cash flow information
Cash paid for interest	$177	$197

See accompanying notes.

ELEVEN BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

1. Organization and Basis of Presentation

Eleven Biotherapeutics, Inc. (the “Company”), formerly known as Denovo Therapeutics, Inc. and Newco LS14, Inc., a Delaware corporation formed on February 25, 2008, is a biopharmaceutical company with a proprietary protein engineering platform, called AMP-Rx, that it applies to the discovery and development of protein therapeutics to treat diseases of the eye. The Company’s most advanced product candidate is EBI-005, which it designed, engineered and generated using its AMP-Rx platform and is developing as a topical treatment for dry eye disease and allergic conjunctivitis. In 2013, the Company completed a Phase 1b/2a clinical trial of EBI-005 in patients with moderate to severe dry eye disease. In 2014, the Company has initiated a pivotal Phase 3 clinical program evaluating EBI-005 for the treatment of moderate to severe dry eye disease. The Company also initiated and completed a Phase 2 clinical trial to evaluate the use of EBI-005 in patients with allergic conjunctivitis.

On May 28, 2013, the Company entered into a collaboration and license agreement with ThromboGenics N.V (“ThromboGenics”). Under the agreement, the Company and ThromboGenics are collaborating to identify protein or peptide therapeutics that directly modulate any of a specified set of targets in a novel pathway in retinal disease (see Note 4).

These financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).

Liquidity

The Company has generated an accumulated deficit at September 30, 2014 of $83.6 million since inception and will require substantial additional capital to fund operations. The future success of the Company is dependent on its ability to develop its product candidates and ultimately upon its ability to attain profitable operations. The Company is subject to a number of risks similar to other early-stage life science companies, including, but not limited to, successful discovery and development of its drug candidates, raising additional capital, development by its competitors of new technological innovations, protection of proprietary technology and market acceptance of the Company’s products. On February 11, 2014, the Company completed its initial public offering (“IPO”) whereby the Company sold 5,750,000 shares of its common stock for aggregate net proceeds of approximately $50.2 million (see Note 2). At September 30, 2014, the Company believes that its unrestricted cash and cash equivalents will be sufficient to fund the Company’s current operating plan through at least the next twelve months.

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

The unaudited condensed financial statements as of September 30, 2014 and for the three and nine months ended September 30, 2014 and 2013 and the related information contained within the notes to the financial statements are unaudited. The unaudited financial statements have been prepared on the same basis as the annual audited financial statements, and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for the fair presentation of the Company’s financial position as of September 30, 2014, and the statements of operations and comprehensive loss for the three and nine months ended September 30, 2014 and 2013 and cash flows for the nine months ended September 30, 2014 and 2013. The results for the three and nine months ended September 30, 2014 are not necessarily indicative of results to be expected for the year ending December 31, 2014, or any other future annual or interim periods.

Initial public offering

On February 11, 2014, the Company completed its IPO, whereby the Company sold 5,750,000 shares of its common stock (inclusive of 750,000 shares of common stock sold by the Company pursuant to the full exercise of an overallotment option granted to the underwriters in connection with the IPO) at a price of $10.00 per share. The shares began trading on the Nasdaq Global Market on February 6, 2014. The aggregate net proceeds received by the Company from the IPO were approximately $50.2 million, after deducting underwriting discounts and commissions and other offering expenses payable by the Company. Upon the closing of the

IPO, all outstanding shares of convertible preferred stock converted into 8,260,444 shares of common stock, and warrants exercisable for convertible preferred stock were automatically converted into warrants exercisable for 30,708 shares of common stock, resulting in the reclassification of the related convertible preferred stock warrant liability to additional paid-in capital. Additionally, the Company is now authorized to issue 200,000,000 shares of common stock and 5,000,000 shares of preferred stock.

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

	As of September 30,
	2014	2013
Convertible preferred stock	—	7,125,982
Stock options	1,492,606	1,009,279
Unvested restricted stock	153,103	210,499
Common stock warrants	—	275,589
Preferred stock warrants	—	30,708

	1,645,709	8,652,057

Recent Accounting Pronouncements

In the second quarter of 2014, the Financial Accounting Standards Board (FASB) issued amended guidance applicable to revenue recognition that will be effective for the Company for the year ending December 31, 2017. The new guidance must be adopted using either a full retrospective approach for all periods presented or a modified retrospective approach. Early adoption is not permitted. The new guidance applies a more principles-based approach to recognizing revenue. The Company is evaluating the new guidance and the expected effect on the Company’s condensed financial statements.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Going Concern (Subtopic 205-40) (“ASU 2014-15”). ASU 2014-15 requires management of all entities to evaluate whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued (or available to be issued when applicable). The guidance is effective for fiscal years beginning after December 15, 2016 and for interim periods within that fiscal year. The Company does not expect the adoption of this guidance to have a material effect on the Company’s condensed financial statements.

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

The following table summarizes the assets measured at fair value on a recurring basis at September 30, 2014 (in thousands):

Description	September 30, 2014	Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$35,943	$35,943	$—	$—

Total	$35,943	$35,943	$—	$—

The following table summarizes the assets and liabilities measured at fair value on a recurring basis at December 31, 2013 (in thousands):

Description	December 31, 2013	Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$7,942	$7,942	$—	$—

Total	$7,942	$7,942	$—	$—

Description	December 31, 2013	Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Liabilities:
Warrant liability	$297	$—	$—	$297

Total	$297	$—	$—	$297

The following table sets forth a summary of changes in the fair value of the Company’s preferred stock warrant liability, which represented a recurring measurement classified within Level 3 of the fair value hierarchy through the date of the IPO, wherein fair value was estimated using significant unobservable inputs (in thousands):

Beginning balance, January 1, 2014	$297
Change in fair value	(50)
Reclassification to additional paid-in capital	(247)

Ending balance, September 30, 2014	$—

The carrying amounts reflected in the balance sheets for restricted cash, prepaid expenses and other current assets, other assets, accounts payable and accrued expenses approximate their fair values at September 30, 2014 and December 31, 2013, due to their short-term nature. At September 30, 2014, the carrying value of the notes payable approximates fair value, which was determined using Level 3 inputs, including a quoted rate.

There have been no changes to the valuation methods during the three and nine months ended September 30, 2014. The Company evaluates transfers between levels at the end of each reporting period. There were no transfers of assets or liabilities between levels during the three and nine months ended September 30, 2014.

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

The Company is recognizing the arrangement consideration using the proportional performance method, by which the amounts are recognized in proportion to the costs incurred based on full time equivalent personnel efforts. The Company recorded revenue of $539,000 and $622,000 for the three months ended September 30, 2014 and 2013, respectively, and $1.9 million and $824,000 for the nine months ended September 30, 2014 and 2013, respectively. The costs incurred by the Company related to the research activities are recorded as research and development expense in the statement of operations and comprehensive loss.

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

As of September 30, 2014, the Company had not received any milestone or royalty payments.

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Development costs	$690	$62
Deferred IPO costs	—	180
Employee compensation	690	346
Professional fees	165	182
Interest	111	79
Other	—	1

	$1,656	$850

6. Share-Based Payments

2009 Stock Incentive Plan

The Company maintains the Eleven Biotherapeutics, Inc. 2009 Stock Incentive Plan (the “2009 Plan”), as amended and restated, for employees, directors, consultants, and advisors to the Company. Upon the closing of the Company’s IPO in February 2014, the Company ceased granting stock incentive awards under the 2009 Plan. The 2009 Plan provides for the grant of incentive and non-qualified stock options and restricted stock grants as determined by the Board of Directors. Under the 2009 Plan, stock options may not be granted at less than fair value on the date of the grant. Furthermore, the exercise price of incentive stock options granted to an employee, who, at the time of grant, is a 10% shareholder, may not be less than 110% of the fair value on the date of grant.

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

A summary of the Company’s stock option activity and related information follows:

	Shares	Weighted-Average Exercise Price	Remaining Contractual Life (in years)
Outstanding at December 31, 2013	1,346,238	$3.39	8.59
Granted	205,265	14.42
Exercised	(51,507)	0.72
Cancelled or forfeited	(7,390)	6.74

Outstanding at September 30, 2014	1,492,606	$4.99	8.11

Exercisable at September 30, 2014	541,315	$2.81	7.59

Vested and expected to vest at September 30, 2014(1)	1,159,965	$5.39	8.29

(1)	Represents the number of vested options, plus the number of unvested options expected to vest.

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

	Restricted Stock	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2013	163,353	$0.06
Granted	73,879	11.44
Vested	(84,129)	1.33

Unvested at September 30, 2014	153,103	$4.86

3,000 shares of restricted stock were granted to non-employees during the three months ended September 30, 2014. No shares of restricted stock were granted during the three months ended September 30, 2013. The non-employee restricted stock is revalued as it vests. There were 2,500 shares of non-employee unvested restricted stock outstanding at September 30, 2014. The expense related to the restricted stock granted to non-employees for the three months ended September 30, 2014 and 2013 was $10,000 and $159,000, respectively. The expense related to the restricted stock granted to non-employees for the nine months ended September 30, 2014 and 2013 was $58,000 and $263,000, respectively.

Performance-Based Stock Options

The Company has granted stock options to the founders of the Company and consultants, which contain both performance-based and service-based vesting criteria. Milestone events are specific to the Company’s corporate goals, including but not limited to certain preclinical and clinical development milestones related to the Company’s product candidates. Stock-based compensation expense associated with these performance-based stock options is recognized if the performance condition is considered probable of achievement using management’s best estimates. During the three and nine months ended September 30, 2014, management determined that certain performance-based milestones were probable and recorded stock-based compensation expense of $272,000 and $293,000, respectively. During the nine months ended September 30, 2013, management determined that a performance-based milestone was achieved and recorded stock-based compensation expense of $106,000. The remaining milestones were not deemed to be probable of achievement as of September 30, 2014. As of September 30, 2014, unrecognized compensation expense related to performance based awards was $2.1 million.

The expense related to the options granted to employees and directors for the three months ended September 30, 2014 and 2013 was $427,000 and $30,000, respectively. The expense related to the options granted to employees and directors for the nine months ended September 30, 2014 and 2013 was $1.1 million and $91,000, respectively.

The expense related to the options granted to non-employees for the three months ended September 30, 2014 and 2013 was $371,000 and $137,000, respectively. The expense related to the options granted to non-employees for the nine months ended September 30, 2014 and 2013 was $759,000 and $400,000, respectively.

During the three and nine months ended September 30, 2014 and 2013, the Company recorded stock-based compensation expense for employee and non-employee stock options and restricted stock, which was allocated as follows in the statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Research and development expense	$449	$307	$948	$715
General and administrative expense	359	19	997	40

	$808	$326	$1,945	$755

At September 30, 2014, there was $3.2 million of total unrecognized compensation cost related to non-vested stock options and unvested restricted stock with service-based vesting provisions, which is expected to be recognized over a weighted-average period of 2.94 years.

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

Overview

We are a clinical-stage biopharmaceutical company with a proprietary protein engineering platform, called AMP-Rx, that we apply to the discovery and development of protein therapeutics to treat diseases of the eye. Our therapeutic approach is based on the role of cytokines in diseases of the eye, our understanding of the structural biology of cytokines and our ability to rationally design and engineer proteins to modulate the effects of cytokines. Cytokines are cell signaling molecules found in the body that can have important inflammatory effects. Our most advanced product candidate is EBI-005, which we designed, engineered and generated using our AMP-Rx platform and are developing as a topical treatment for the inflammation of ocular surface disease such as dry eye disease and allergic conjunctivitis. In 2013, we completed a Phase 1b/2a clinical trial of EBI-005 in patients with moderate to severe dry eye disease. In early 2014, we initiated a pivotal Phase 3 clinical program evaluating EBI-005 for the treatment of moderate to severe dry eye disease. We also completed a Phase 2 clinical trial to evaluate the use of EBI-005 in patients with allergic conjunctivitis in 2014. We hold worldwide commercialization rights to EBI-005.

We were incorporated and commenced active operations in early 2008, and our operations to date have been limited to organizing and staffing our company, acquiring rights to intellectual property, business planning, raising capital, developing our technology, identifying potential product candidates, undertaking preclinical studies and, beginning in 2012, conducting clinical trials. To date, we have financed our operations primarily through private placements of our preferred stock and convertible bridge notes, venture debt borrowings, the initial public offering of our common stock, or IPO, and, to a lesser extent, from a collaboration. All of our revenue to date has been collaboration revenue, which we first began to generate in 2013. Since inception, we have incurred significant operating losses. As of September 30, 2014, we had an accumulated deficit of $83.6 million. In February 2014, we closed our IPO. We received aggregate net proceeds from the IPO of approximately $50.2 million, after deducting underwriting discounts and commissions and other offering expenses payable by us.

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

We also expect our expenses to increase as we continue development of EBI-005 for the treatment of allergic conjunctivitis, as we conduct additional clinical trials of EBI-005 for the treatment of additional indications or for use in other patient populations, as we seek marketing approval of EBI-005 for the treatment of allergic conjunctivitis or other indications or for use in other patient populations, and as we continue research and development and initiate additional clinical trials of, and seek marketing approval for, our other product candidates. In addition, if we obtain marketing approval for EBI-005 or any other product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Furthermore, with the closing of our IPO, we have begun to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

Business Update

Expand the Use of EBI-005 for Additional Ocular Indications

We are evaluating other ocular surface diseases for which we believe EBI-005 treatment may be beneficial. In February 2014, we began randomizing and treating subjects in our Phase 2 clinical trial of EBI-005 for the treatment of allergic conjunctivitis in patients who have not responded adequately to antihistamines and mast cell stabilizers, which are the current standard of care. We reported top-line results from the trial in October 2014 and the results are described below.

Allergic conjunctivitis

Allergic conjunctivitis is an inflammatory disease of the conjunctiva, the membrane covering the inside of the eyelids and sclera, the white part of the eye, primarily from a reaction to allergy-causing substances, or allergens, such as pollen or pet dander. As is the case in other forms of allergy, a patient with allergic conjunctivitis experiences an early phase allergic response and a late phase allergic response. These responses are initiated by the binding of the allergen to a class of antibodies called IgE antibodies. The allergen-IgE antibody complex then binds to the Fc receptor on specialized cells of the immune system, including mast cells.

The early phase allergic response is primarily driven by the immediate release by mast cells of preformed histamine, a potent inflammatory molecule, and other mediators in a process called degranulation. The late phase allergic response is driven by other inflammatory mediators such as cytokines and chemokines and by mast cells and other specialized cells of the immune system, such as eosinophils, macrophages and T-cells. Both the early and late phase responses may result in ocular itching, tearing, conjunctival redness, conjunctival chemosis, or swelling of the conjunctivia, follicular/papillary response, or the development of bumps on the conjunctiva, mucous discharge and associated nasal symptoms. The severity of both the early phase and late phase responses vary among patients. In more severe forms of allergic conjunctivitis, the inflammation associated with the late phase response can result in the breakdown of the outermost layer, or epithelial layer, of the eye and, in some cases, fibrosis. We believe that IL-1 is an important mediator of the late phase allergic response.

The figure below depicts the steps in the development of early phase and late phase allergic responses.

According to a study on the management of seasonal allergic conjunctivitis published in 2012 in the peer reviewed journal Acta Ophthalmologica, allergic conjunctivitis affects 15% to 40% of the U.S. population. Based on our market research, we believe that approximately 11 million patients seek medical treatment for allergic conjunctivitis annually.

Allergic conjunctivitis ranges in clinical severity from relatively mild, common forms to more severe forms that can cause impaired vision and even, in the most severe cases, blindness. Of the approximately 11 million patients we believe seek treatment for allergic conjunctivitis in the United States, we estimate, based on our market research, that approximately 4 million have moderate allergic conjunctivitis and approximately 1.8 million have severe allergic conjunctivitis. The mild to moderate manifestations of allergic conjunctivitis tend to fall into the seasonal, or SAC, and perennial, or PAC, allergic conjunctivitis classes. The more severe forms of allergic conjunctivitis include patients with SAC and PAC, but also include patients with vernal keratoconjunctivitis, or VKC, and atopic keratoconjunctivitis, or AKC.

VKC involves severe inflammation of the conjunctiva and cornea. VKC appears most often in young males and can have significant effects on children, including photophobia, or abnormal sensitivity to light, and pain and foreign body sensation in patients with inflammation of the cornea. Although VKC often resolves spontaneously following puberty, visual impairment can be severe if the cornea is extensively involved. According to a study on VKC published in 2004 in the peer reviewed journal Eye-Nature, approximately 6% of VKC patients show reduced visual acuity. VKC is rare in the United States and is classified by the FDA as a distinct disease, which is a necessary precondition for a product to qualify for orphan drug designation.

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

We believe that prolonged and more severe cases of allergic conjunctivitis, including VKC and AKC, are characterized by an inflammatory process that is mediated by IL-1. IL-1 stimulates the maturation and recruitment of antigen presenting cells, or dendritic cells, that perpetuate or exacerbate the allergic response. IL-1 also mediates the turning on and off of genes that code for chemokines that activate and direct pathogenic white blood cells to the ocular surface. According to a study of AKC patients published in 2008 in the peer-reviewed journal Clinical & Experimental Immunology, IL-1 is elevated in the tears of patients with AKC. According to a preclinical study published in 1999 in the peer-reviewed journal Investigative Ophthalmology and Visual Science, blocking IL-1 reduced ocular itching in a mouse model of multiple direct conjunctival allergen challenges.

Treatment of Allergic Conjunctivitis

For many patients with chronic or more severe forms of allergic conjunctivitis, antihistamines and mast cell stabilizers are not sufficient to treat their signs and symptoms. These refractive patients often are treated with topical corticosteroids, which have been associated with a higher risk of developing glaucoma and cataracts and an increased risk of ocular infection. We believe there remains a significant unmet medical need for new treatments for patients who are not satisfactorily treated with current therapies, including those suffering from VKC and AKC and patients with SAC and PAC.

Phase 2 Clinical Trial of EBI-005 for the Treatment of Allergic Conjunctivitis

We conducted our Phase 2 clinical trial of EBI-005 for the treatment of allergic conjunctivitis in modified versions of two controlled exposure models commonly used to assess anti-allergy medications. The objectives of this study were to assess the safety, tolerability and biological activity of EBI-005 in subjects with moderate to severe allergic conjunctivitis. In addition, we evaluated the two models to assess which would be suitable to test therapies for treating the late phase allergic response.

In these models, subjects were evaluated following exposure to ragweed or grass allergens. The modified direct conjunctival allergen challenge model, or CAPT, is an allergen challenge model that achieves a very high transient dose exposure to allergen by placing it directly into the space between the eyelid and the surface of the eye of the study subject. The modified allergy environmental exposure chamber, or EEC, is a clinical model that exposes patients to allergen in the circulated air of a sealed room. The two models were modified to increase the duration of the allergen exposure to evaluate the late phase allergic response. We believed that repeated exposure of allergen in the CAPT and EEC models would mimic the exacerbation of disease typically observed in those patients with prolonged and more severe cases of allergic conjunctivitis.

We conducted our Phase 2 trial in 159 subjects at a single center in Canada. We enrolled 123 subjects in the EEC arm and 36 subjects in the CAPT arm. We powered the study to have an adequate number of subjects in the EEC arm to determine if there was a statistically significant difference between EBI-005 and vehicle-control on the primary endpoint of ocular itching. We enrolled ragweed and grass-allergic subjects whose allergy was confirmed with a positive skin prick test to ragweed or grass within one year prior to enrollment in this study. Inclusion and exclusion criteria required that subjects have a history of chronic ocular allergy for at least two years. All subjects must have used at least two different anti-allergy medications, and half of the subjects were known to have resistance to treatment with antihistamines and mast cell stabilizers or to have required treatment with topical steroids. We also included subjects with AKC, a more severe form of ocular allergy.

All subjects who medically qualified for the study underwent an initial allergen challenge in an environmental exposure chamber and an assessment to determine eligibility for the study at day one visit one, or V1. Eligible subjects were then assigned to either the EEC or CAPT arms. Eligible subjects underwent additional allergen challenges and assessments on the next two consecutive days, at visit two, or V2, and visit three, or V3. Subjects were then randomized within each arm to receive either EBI-005 at 5 mg/ml or vehicle. After these initial challenges, subjects were treated with EBI-005 or vehicle-control in each eye three times daily for 14 days at home. The subjects returned to the clinic one day after V3 to complete a required study assessment at visit four, or V4. The subjects then returned to the clinic 13 days after V4 and underwent daily allergen challenges and assessments on each of three consecutive days at visit five, or V5, visit six, or V6, and visit seven, or V7. Subjects continued treatment with EBI-005 or vehicle-control in each eye three times daily during these visits. Subjects returned one day following the last allergen exposure on V7 to complete a required study assessment on visit 8, or V8. The last study visit occurred at day 45 on visit 9, or V9, which was 25 days after the last allergen challenge or 42 days after initiation of treatment.

The design of our Phase 2 trial of EBI-005 is depicted in the graphic below.

The primary safety endpoints were adverse events over time, changes in ocular assessments, and assessment of drug specific antibodies (immunogenicity). We refer to the assessments taken at V3 as baseline. The primary efficacy endpoint of the trial was assessment in the EEC arm at V7 of the area-under-the-curve from zero to five hours, or AUC0-5hr, of ocular itching in the EBI-005 treatment group compared to vehicle control.

The secondary endpoints in the trial comparing patients treated with EBI-005 to patients treated with vehicle-control in the EEC arm were the following:

•	AUC0-5hr of conjunctival redness, ocular tearing, follicular or papillary response and lid swelling at V7;

•	AUC0-5hr of ocular itching and conjunctival redness at V5;

•	Assessment of the area-under-the-curve from zero to 10 hours, or AUC0-10hr, of ocular itching and conjunctival redness at V7;

•	Mean change from baseline at V7 in AUC0-5hr or mean score across all timepoints from V1 to V7 of ocular itching and conjunctival redness;

•	Mean change from baseline at V5 in AUC0-5hr of ocular itching and conjunctival redness; and

•	Frequency at V7 of conjunctival chemosis and mucus discharge.

The secondary endpoints in the trial comparing patients treated with EBI-005 to patients treated with vehicle-control in the CAPT arm were the following:

•	AUC0-5hr of ocular itching, conjunctival redness, ocular tearing, follicular or papillary response and lid swelling at V7;

•	AUC0-5hr of ocular itching and conjunctival redness at V5; and

•	Frequency at V7 of conjunctival chemosis and mucus discharge.

Exploratory endpoints in the trial comparing patients treated with EBI-005 to patients treated with vehicle-control in both the EEC and CAPT arms were the following:

•	AUC0-5hr of ocular tearing, follicular or papillary response and lid swelling at V3, V5, V6 and V7;

•	AUC0-5hr of nasal symptoms at V5, V6, and V7;

•	Mean ocular subject reported itching and conjunctival redness scores at V4, V8 and V9;

•	Mean ocular itching scores and conjunctival redness scores at each timepoint and visit; and

•	Occurrence of mucus discharge and conjunctival chemosis at each visit.

Additional exploratory endpoints in the trial comparing patients treated with EBI-005 to patients treated with vehicle-control in the EEC arm were the following:

•	Area-under-the-curve from five to 10 hours, or AUC5-10hr, of ocular tearing and conjunctival redness at V7.

For all primary, secondary, and exploratory endpoints for the CAPT arm, the mean change from baseline, or V3, and from V1 at V5, V6, and V7 was calculated using AUC0-5hr. For all primary, secondary, and exploratory endpoints for the EEC arm, the mean change from baseline, or V3, and from V1 at V5, V6, and V7 was calculated using AUC0-5hr, AUC0-10hr, and AUC5-10hr.

Primary and Secondary Efficacy Endpoints – EEC Arm

There was no statistically significant difference between treatment with EBI-005 and vehicle control on the primary efficacy endpoint of the study, AUC0-5hr of ocular itching in the EEC arm at V7. There was no statistically significant difference between treatment with EBI-005 and vehicle control on the secondary and exploratory endpoints in the EEC arm other than improvement in lid swelling for patients treated with EBI-005 compared to patients treated with vehicle control at V6 (p=0.011) and V7 (p=0.037).

Secondary and Exploratory Efficacy Endpoints – CAPT Arm

In the CAPT arm, patients treated with EBI-005 showed statistically significant improvement based on the pre-specified secondary and exploratory endpoints of change from baseline in ocular itching, tearing, and nasal symptoms compared to patients treated with vehicle control as measured by the AUC0-5hr at V6 and V7. We believe the magnitude of these responses were clinically relevant. There was no statistically significant difference between treatment with EBI-005 and vehicle control on any other secondary or exploratory endpoints.

The graph below sets forth the results of the pre-specified secondary endpoints of mean change from baseline, or V3, in AUC0-5hr of ocular itching at V5, V6 and V7. The differences between the EBI-005 treatment group and the vehicle control group were statistically significant at V6 (p=0.033) and V7 (p=0.046).

The graph below sets forth the results of the pre-specified exploratory endpoint of mean change from baseline, or V3, of the AUC0-5hr of ocular tearing. The differences between the EBI-005 treatment group and the vehicle control group were statistically significant at V6 (p=0.027) and V7 (p=0.044).

The graph below sets forth the pre-specified exploratory endpoint of mean change from baseline, or V3, of the AUC0-5hr of nasal symptoms. The differences between the EBI-005 treatment group and the vehicle control group were statistically significant at V6 (p=0.004) and V7 (p=0.011).

The table below presents for the pre-specified endpoints of ocular itching, tearing and nasal symptoms the mean AUC0-5hr at baseline, or V3, V5, V6 and V7 of patients treated with EBI-005 and patients treated with vehicle control and the mean change from baseline, or V3, of the AUC0-5hr of patients treated with EBI-005 compared to the patients treated with vehicle control at V5, V6 and V7. Improvement in patient symptoms is represented by a negative value. The more negative the number the greater the improvement.

CAPT AUC0-5hr Ocular Itching, Tearing, and Nasal Symptoms Scores
	EBI-005 (5 mg/mL) treatment group (N=18)				Vehicle Control Group (N=18)
	V3	V5	V6	V7	V3	V5	V6	V7
Itching
Mean AUC0-5hr	534	345	380	346	492	374	462	440
Mean Change in AUC0-5hr from V3	NA	-189	-154	-188	NA	-118	-30	-52

Tearing
Mean AUC0-5hr	344	231	241	200	384	295	369	340
Mean Change in AUC0-5hr from V3	NA	-113	-103	-144	NA	-89	-16	-44

Nasal Symptoms
Mean AUC0-5hr	1096	733	725	673	1187	943	1128	1085
Mean Change in AUC0-5hr from V3	NA	-362	-371	-422	NA	-244	-59	-102

V3 = Baseline, NA = Not Applicable

Safety and Immunogenicity

EBI-005 was generally well tolerated in our Phase 2 trial in both the EEC and CAPT arms. No patients discontinued their participation in this trial due to treatment-related adverse events. We did not observe any significant imbalances between the EBI-005 treatment group and the vehicle control group in the incidence of ocular adverse events or systemic adverse events. There were no treatment-related serious adverse events reported during this trial. One patient completed treatment but discontinued the trial due to an adverse event that was not treatment-related. The reporting of non-ocular adverse events was similar between the treatment and vehicle control groups. Two ocular adverse events were reported in two subjects receiving EBI-005. One of these subjects experienced an increase in intraocular pressure. This subject had a history of glaucoma. There were no clinical sequelae as a result of the ocular adverse events reported and all events resolved.

The number of ocular adverse events reported during this trial and the number of patients in our Phase 2 trial with one or more ocular adverse events as coded using MedDRA Version 16.1, a standard method of reporting adverse events, are set forth in the table below.

	Vehicle (N=80) N (%)	EBI-005 (5 mg/mL) (N=79) N (%)	Total (N=159) N (%)
Number of subjects with one or more ocular adverse events	0 (0%)	2 (2.5%)	2 (1.3%)
Eye Disorders
Eye irritation	0 (0%)	1 (1.3%)	1 (0.6%)
Investigations
Intraocular pressure increased	0 (0%)	1 (1.3%)	1 (0.6%)

We did not observe any anti-EBI-005 antibodies in any treated patients.

Further Clinical Development of EBI-005 for the Treatment of Allergic Conjunctivitis

Based on the results of our Phase 2 trial, we believe that EBI-005 demonstrated biological activity in improving the symptoms of late phase allergic responses in patients with moderate to severe allergic conjunctivitis. We also believe that the modified CAPT model is an appropriate model to evaluate the effect of EBI-005 on the late phase allergic response in allergic conjunctivitis. Further analysis of the data from our Phase 2 trial is ongoing. We will use these results to help determine how to design subsequent clinical studies for allergic conjunctivitis in the United States, Canada, Europe and other countries. The FDA may require that any pivotal clinical trials evaluate EBI-005 against standard-of-care antihistamines. We also may study the response of VKC populations to treatment with EBI-005 separately to determine whether to proceed with further development and whether an orphan drug designation might be available for EBI-005 for such use. An update on further clinical development of EBI-005 in allergic conjunctivitis should be available in early 2015.

EBI-031– a Novel Inhibitor of the Cytokine IL-6

Our most advanced preclinical product candidate is EBI-031, an optimized version of EBI-029. We are developing EBI-031, which is a novel inhibitor of the cytotine IL-6, as an intravitreal injection for the treatment of certain retinal diseases such as diabetic macular edema, or DME. DME is characterized by an abnormal accumulation of fluid in the macula, the portion of the retina that provides the clearest and most detailed vision, due to leakage from blood vessels in the retina. According to the American Diabetes Association, DME is one of the most common causes of vision loss in the United States. In studies published in the peer reviewed journal Ophthalmology, IL-6 levels in the eye positively correlated with the severity of DME. According to a presentation at The Association for Research in Vision and Ophthalmology 2012 Annual Meeting, IL-6 levels in the eye positively correlated with resistance to anti-VEGF therapies, which are among the current standard of care for the treatment of DME.

We designed and engineered EBI-031 and EBI-029 using our AMP-Rx platform to block two forms of IL-6, free IL-6 and IL-6 bound to soluble IL-6 receptor, or IL-6R. We believe EBI-031 has the identical binding site on IL-6 and same mechanism of action as EBI-029. We believe the ability of EBI-031 to block these two forms of IL-6 will result in more effective inhibition of IL-6 activity compared to other antibodies that block only one of these two forms of IL-6 or the IL-6 receptor.

The graphs below illustrate the blocking of IL-6 signaling in an in vitro cell-based assay by increasing concentrations of the fragment of EBI-029 that blocked IL-6 and of a reference anti-IL-6 receptor antibody, or anti-IL-6R, that also blocked IL-6. In contrast, the anti-IL-6R antibody blocked signaling of free IL-6 (left panel) but did not block signaling of IL-6 bound to soluble IL-6R (right panel). We believe the ability of EBI-031 to block signaling of free IL-6 and IL-6 bound to soluble IL-6R will be comparable to the ability demonstrated by EBI-029.

We designed EBI-031 to block IL-6 signaling at much lower concentrations than EBI-029, potentially increasing the potency of EBI-031 compared to EBI-029 and potentially extending the time between required administrations. In addition, EBI-031 inhibits IL-6 signaling at lower concentrations than the IL-6 receptor blocking antibody tocilizumab, an anti-IL-6 receptor antibody approved for systemic administration as a treatment for rheumatoid arthritis. Tocilizumab is also in Phase 2 clinical development for the treatment of uveitis by systemic administration.

The graph below illustrates the blocking of IL-6 signaling in an in vitro cell-based assay by increasing concentrations of EBI-031, EBI-029 and tocilizumab. EBI-031 blocked IL-6 signaling at lower concentrations than either EBI-029 or tocilizumab.

In order to test the effects of an anti-IL-6 antibody in an animal model, we used a rat model of choroidal neovascularization, or CNV. CNV is abnormal new blood vessel formation and growth in the layer of tissue beneath the retina called the choroid. This CNV model uses a laser beam to damage part of the eye near the retina, resulting in an inflammatory and vascular response that we believe is useful for studying the retinal inflammation that occurs in association with DME. CNV is measured by the size of an area of increased blood vessel growth, or an angiogenic area, at 22 days after laser, or day 22. An active treatment in the CNV model reduces the size of the angiogenic area.

We are unable to test EBI-031 directly in this rat model because EBI-031 only blocks human and non-human primate IL-6. In the rat model of CNV, we used a commercially available goat anti-IL-6 antibody that blocks rat IL-6 as a surrogate for EBI-031. This study compared the goat anti-IL-6 antibody to a goat anti-VEGF antibody that blocks rat VEGF. In this study, we observed a significant reduction in the angiogenic area at day 22 in animals treated with the goat anti-IL-6 antibody compared to animals that received no treatment. The reduction in the angiogenic area at day 22 in rats treated with the goat anti-IL-6 antibody was comparable to the reduction in angiogenic area observed in rats treated with the goat anti-VEGF antibody.

The figure below presents the reduction in angiogenic area observed at day 22 in rats treated with vehicle, goat anti-VEGF antibody and goat anti-IL-6 antibody. The difference in angiogenic area between rats treated with goat anti-VEGF antibody and vehicle was statistically significant (p=0.0003). The difference in angiogenic area between rats treated with the goat anti-IL-6 antibody and vehicle also was statistically significant (p=0.0005). We believe that this model suggests IL-6 inhibition may reduce the inflammation associated with DME.

We believe that a significant shortcoming of current treatments of DME is the need for frequent injections of the therapeutic agent, typically anti-VEGF therapy, into the eye. We compared the half-life of EBI-031 to aflibercept, marketed under the trademark Eylea™, and tocilizumab in a standard rabbit model of pharmacokinetics of intravitreal agents. Aflibercept is an anti-VEGF agent approved for the treatment of DME. Anti-VEGF therapies are the standard of care for the treatment of DME.

The table below shows that EBI-031 remained in the vitreous, the gel-filled center of the eye, nearly twice as long as aflibercept and more than twice as long as tocilizumab. We believe that the longer half-life, or T1/2, of EBI-031 in the vitreous compared to aflibercept may lead to less frequent injections of EBI-031 than current treatment regimens with aflibercept.

Agent	T1/2 (days)
EBI-031	11.2
aflibercept	5.8
tocilizumab	4.0

We have also engineered EBI-031 to be cleared more rapidly from systemic circulation than most antibodies approved for systemic administration in humans. We believe that more rapid clearance from the systemic circulation of an antibody that transits from the eye lowers systemic exposure, which could reduce the risk of side-effects.

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

In connection with the agreement, we received an upfront, non-refundable payment of $1.75 million, and are entitled to receive payment for our performance of activities under the agreement at a set rate per full time annual equivalent personnel for research services pursuant to the agreement. We identified three deliverables in the arrangement: the research license, the research services and our participation on the joint research committee, or JRC, and concluded that there are two units of accounting: a combined research license and research services deliverable and the JRC deliverable. The estimated selling price for the JRC deliverable was de minimis, and thus we allocated the fixed arrangement consideration to the combined unit of accounting. We are recognizing revenue using the proportional performance method by which the amounts are recognized in proportion to the costs incurred based on full time equivalent efforts. In addition, we are eligible to receive up to an aggregate of $10.0 million if ThromboGenics achieves specified preclinical and clinical development milestones and up to an aggregate of $15.0 million if ThromboGenics achieves specified regulatory milestones. There are no commercialization or sales based milestones under the agreement. ThromboGenics is obligated to pay us a low single digit royalty on the sale of collaboration products. We recognized collaboration revenue of $0.5 million and $0.6 million in connection with this collaboration for the three months ended September 30, 2014 and 2013, respectively and $1.9 million and $0.8 million for the nine months ended September 30, 2014 and 2013, respectively. We expect that any revenue we generate from our collaboration with ThromboGenics will fluctuate from quarter to quarter as a result of the uncertain timing and amount of payments for research services, milestone payments and royalties.

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

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in thousands)
EBI-005	$7,040	$1,960	$16,118	$5,690
Personnel and other expenses:
Employee and contractor-related expenses	1,326	877	3,511	3,292
Platform-related lab expenses	216	207	671	800
Facility expenses	121	200	353	599
Other expenses	169	132	792	195

Total personnel and other expenses	1,832	1,416	5,327	4,886

Total research and development expenses	$8,872	$3,376	$21,445	$10,576

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

Fair Value of Common Stock

Prior to the completion of our IPO, we were required to estimate the fair value of our common stock underlying our stock-based awards when performing the fair value calculations using the Black-Scholes option pricing model. The fair value of our common stock underlying our stock-based awards was determined on each grant date by our board of directors, with input from management. All options to purchase shares of our common stock are intended to be granted with an exercise price per share no less than the fair value per share of our common stock underlying those options on the date of grant, based on the information known to us on the date of grant. In the absence of a public trading market for our common stock, on each grant date, we developed an estimate of the fair value of our common stock in order to determine an exercise price for the option grants. We determined the fair value of stock options using methodologies, approaches and assumptions consistent with the American Institute of Certified Public Accountants, or AICPA, Audit and Accounting Practice Aid Series: Valuation of Privately Held Company Equity Securities Issued as Compensation, or the AICPA Practice Guide. In addition, we considered various objective and subjective factors, along with input from management and contemporaneous valuations, to determine the fair value of our common stock, including:

•	external market conditions affecting the biotechnology industry;

•	trends within the biotechnology industry;

•	the prices at which we sold shares of preferred stock;

•	the superior rights and preferences of the preferred stock relative to our common stock at the time of each grant;

•	our results of operations and financial position;

•	the status of our research and development efforts;

•	our stage of development and business strategy;

•	the lack of an active public market for our capital stock; and

•	the likelihood of achieving a liquidity event, such as an IPO, or sale of our company in light of prevailing market conditions.

Results of Operations

Comparison of the Three Months Ended September 30, 2014 and 2013

	Three Months ended September 30,
	2014	2013	Change
	(in thousands)
Collaboration revenue	$539	$622	$(83)
Operating expenses:
Research and development	8,872	3,376	5,496
General and administrative	2,269	786	1,483

Total operating expenses	11,141	4,162	6,979

Loss from operations	(10,602)	(3,540)	(7,062)
Other (expense) income, net	(72)	(273)	201

Net loss	$(10,674)	$(3,813)	$(6,861)

Revenue. Revenue was $0.5 million for the three months ended September 30, 2014 compared to $0.6 million for the three months ended September 30, 2013. The decrease of $0.1 million was due to revenue recognized pursuant to the ThromboGenics collaboration and license agreement entered into in May 2013.

Research and development expenses. Research and development expenses were $8.9 million for the three months ended September 30, 2014 compared to $3.4 million for the three months ended September 30, 2013. The increase of $5.5 million was primarily due to an increase of $5.1 million of EBI-005 related development expenses. In early 2014, we initiated a pivotal Phase 3 clinical program evaluating EBI-005 for the treatment of moderate to severe dry eye disease. We also initiated and completed a Phase 2 clinical trial to evaluate the use of EBI-005 in patients with allergic conjunctivitis in 2014. These increases in research and development expenses were partially offset by decreases in research and development expenses as a result of the completion of the Phase 1b/2a clinical trial of EBI-005 in patients with moderate to severe dry eye disease in 2013. In addition, stock-based compensation expense allocated to research and development expenses was $0.4 million for the three months ended September 30, 2014 compared to $0.3 million for the three months ended September 30, 2013.

General and administrative expenses. General and administrative expenses were $2.3 million for the three months ended September 30, 2014 compared to $0.8 million for the three months ended September 30, 2013. The increase of $1.5 million was primarily due to increased operating costs as a result of our transition from a private company to a public company, including legal, accounting, insurance and investor relations expenses. In addition, stock-based compensation expense allocated to general and administrative expenses was $0.4 million for the three months ended September 30, 2014 compared to $19,000 for the three months ended September 30, 2013.

Other (expense) income, net. Other (expense) income, net was $(0.1) million for the three months ended September 30 2014 compared to $(0.3) million for the three months ended September 30, 2013. The decrease was primarily due to the change in the fair value of the convertible notes payable of $0.2 million recorded in 2013. These notes were converted into Series B preferred stock in December 2013.

Comparison of the Nine Months Ended September 30, 2014 and 2013

	Nine Months ended September 30,
	2014	2013	Change
	(in thousands)
Collaboration revenue	$1,868	$824	$1,044
Operating expenses:
Research and development	21,445	10,576	10,869
General and administrative	6,259	2,606	3,653

Total operating expenses	27,704	13,182	14,522

Loss from operations	(25,836)	(12,358)	(13,478)
Other income (expense), net	(181)	(601)	420

Net loss	$(26,017)	$(12,959)	$(13,058)

Revenue. Revenue was $1.9 million for the nine months ended September 30, 2014 compared to $0.8 million for the nine months ended September 30, 2013. The increase of $1.0 million was due to revenue recognized pursuant to the ThromboGenics collaboration and license agreement entered into in May 2013.

Research and development expenses. Research and development expenses were $21.4 million for the nine months ended September 30, 2014 compared to $10.6 million for the nine months ended September 30, 2013. The increase of $10.9 million was primarily due to an increase of $10.4 million of EBI-005 related development expenses. In early 2014, we initiated a pivotal Phase 3 clinical program evaluating EBI-005 for the treatment of moderate to severe dry eye disease. We also initiated and completed a Phase 2 clinical trial to evaluate the use of EBI-005 in patients with allergic conjunctivitis in 2014. These increases in research and development expenses were partially offset by decreases in research and development expenses as a result of the completion of the Phase 1b/2a clinical trial of EBI-005 in patients with moderate to severe dry eye disease in 2013. In addition, stock-based compensation expense allocated to research and development expenses was $0.9 million for the nine months ended September 30, 2014 compared to $0.7 million for the nine months ended September 30, 2013.

General and administrative expenses. General and administrative expenses were $6.3 million for the nine months ended September 30, 2014 compared to $2.6 million for the nine months ended September 30, 2013. The increase of $3.7 million was primarily due to increased operating costs as a result of our transition from a private company to a public company, including legal, accounting, insurance and investor relations expenses. In addition, stock-based compensation expense allocated to general and administrative expenses was $1.0 million for the nine months ended September 30, 2014 compared to $40,000 for the nine months ended September 30, 2013.

Other (expense) income, net. Other (expense) income, net was $(0.2) million for the nine months ended September 30 2014 compared to $(0.6) million for the nine months ended September 30, 2013. The decrease was primarily due to the change in the fair value of the convertible notes payable of $(0,2) million recorded in 2013 and none in 2014 and the change in the warrant liability of $(0.1) million recorded in 2013 compared to a change of $0.1 million in 2014. The notes were converted into Series B preferred stock in December 2013 and the warrant liability was reclassified to additional paid-in-capital in February 2014.

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

We are currently in discussions with lenders regarding a potential increase in our venture debt borrowings pursuant to a new loan and security agreement.

Cash Flows

As of September 30, 2014, we had cash and cash equivalents of $35.9 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.

The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Nine Months Ended September 30,
	2014	2013
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(22,169)	$(10,437)
Investing activities	(137)	—
Financing activities	50,307	6,436

Net increase (decrease) in cash and cash equivalents	$28,001	$(4,001)

Operating activities. Net cash used in operating activities was $22.2 million for the nine months ended September 30, 2014, and consisted primarily of a net loss of $26.0 million adjusted for non-cash items, including stock-based compensation expense of $1.9 million, depreciation expense of $0.3 million and a net change in operating assets and liabilities of $1.6 million.

Net cash used in operating activities was $10.4 million for the nine months ended September 30, 2013, and consisted primarily of a net loss of $13.0 million adjusted for non-cash items, including stock-based compensation expense of $0.8 million, depreciation expense of $0.3 million, change in fair value of warrant liability of $0.1 million, change in fair value of convertible notes payable of $0.2 million and a net change in operating assets and liabilities of $1.1 million. The significant items in the change in operating assets and liabilities include an increase in deferred revenue of $1.7 million due to an up-front payment related to the ThromboGenics collaboration partially offset by a decrease in accounts payable and accrued expenses of $0.6 million.

Investing activities. Net cash used in investing activities consists of purchases of property and equipment. For the nine months ended September 30, 2014, we purchased $0.1 million of property and equipment. We made no such purchases during the nine months ended September 30, 2013.

Financing activities. Net cash provided by financing activities for the nine months ended September 30, 2014 was $50.3 million and consisted primarily of net proceeds from the initial public offering. We received aggregate net proceeds from the IPO of approximately $50.2 million, after deducting underwriting discounts and commissions and other offering expenses payable by us, of which $1.3 million were paid in 2013.

Net cash provided by financing activities for the nine months ended September 30, 2013 was $6.4 million and consisted primarily of proceeds from the issuance of convertible notes in the aggregate principal amount of $3.5 million to certain of our stockholders and additional borrowings under our debt facility of $3.0 million.

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

As of September 30, 2014, we had cash and cash equivalents of $35.9 million. We believe that our cash and cash equivalents as of September 30, 2014 will enable us to fund our operating expenses, debt service obligations and capital expenditure requirements into the first quarter of 2016, without giving effect to any potential milestone payments we may receive under our collaboration and license agreement with ThromboGenics. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.

Our future capital requirements will depend on many factors, including:

•	the progress, costs and outcome of our pivotal Phase 3 clinical program for EBI-005 and of any clinical activities for regulatory review of EBI-005 outside of the United States;

•	the costs and timing of process development and manufacturing scale up and validation activities associated with EBI-005;

•	the costs, timing and outcome of regulatory review of EBI-005 in the United States, the European Union and in other jurisdictions;

•	the costs and timing of commercialization activities for EBI-005 if we receive, or expect to receive, marketing approval, including the costs and timing of establishing product sales, marketing, distribution and outsourced manufacturing capabilities;

•	subject to receipt of marketing approval, the amount of revenue received from commercial sales of EBI-005;

•	the progress, costs and outcome of developing EBI-005 for the treatment of additional indications or for use in other patient populations;

•	our ability to establish collaborations on favorable terms, if at all, particularly manufacturing, marketing and distribution arrangements for our product candidates;

•	the scope, progress, results and costs of preclinical development, laboratory testing and, if we determine to proceed into clinical development, clinical trials of our other product candidates;

•	the success of our collaboration with ThromboGenics;

•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims; and

•	the extent to which we in-license or acquire rights to other products, product candidates or technologies for the treatment of ophthalmic diseases.

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

Contractual Obligations and Commitments

During the nine months ended September 30, 2014, there were no material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2013 10-K.

Off-balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the Securities and Exchange Commission.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of September 30, 2014, we had cash and cash equivalents of $35.9 million, primarily money market mutual funds consisting of U.S. government-backed securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Our available for sale securities are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

We contract with CROs and contract manufacturers globally. We may be subject to fluctuations in foreign currency rates in connection with certain of these agreements. Transactions denominated in currencies other than the United States dollar are recorded based on exchange rates at the time such transactions arise. As of September 30, 2014, substantially all of our total liabilities were denominated in the United States dollar.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial and Business Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of September 30, 2014, the Company’s Chief Executive Officer and Chief Financial and Business Officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

Since inception, we have incurred significant operating losses. As of September 30, 2014, we had an accumulated deficit of $83.6 million. To date, we have financed our operations primarily through private placements of our preferred stock and convertible bridge notes, venture debt borrowings and our IPO and, to a lesser extent, from a collaboration. All of our revenue to date has been collaboration revenue, which we first began to generate in 2013. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and, beginning in 2012, clinical trials. We are still in the early stages of development of our product candidates, and we have not completed development of any drugs. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year.

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

Our ability to become and remain profitable depends on our ability to generate revenue. We do not expect to generate significant revenue unless and until we obtain marketing approval for, and commercialize, EBI-005, which we do not expect will occur before 2017, if ever. This will require us to be successful in a range of challenging activities, including:

•	completing and obtaining favorable results from our pivotal Phase 3 clinical program for EBI-005 for the treatment of moderate to severe dry eye disease;

•	subject to obtaining favorable results from our pivotal Phase 3 clinical program for EBI-005, applying for and obtaining marketing approval for EBI-005 in the United States;

•	establishing sales, marketing and distribution capabilities, either ourselves or through collaboration or other arrangements with third parties, to effectively market and sell EBI-005 in the United States;

•	initiating and obtaining favorable results from registration trials of EBI-005 for the treatment of moderate to severe dry eye disease in the European Union;

•	subject to obtaining favorable results from registration trials for EBI-005 in the European Union, applying for and obtaining marketing approval for EBI-005 in the European Union;

•	establishing collaboration, distribution or other marketing arrangements with third parties to commercialize EBI-005 in markets outside the United States;

•	achieving an adequate level of market acceptance of EBI-005;

•	protecting our rights to our intellectual property portfolio related to EBI-005; and

•	ensuring the manufacture of commercial quantities of EBI-005.

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

Our future capital requirements will depend on many factors, including:

•	the progress, costs and outcome of our pivotal Phase 3 clinical program for EBI-005 and of any clinical activities for regulatory review of EBI-005 outside of the United States;

•	the costs and timing of process development and manufacturing scale up and validation activities associated with EBI-005;

•	the costs, timing and outcome of regulatory review of EBI-005 in the United States, the European Union and in other jurisdictions;

•	the costs and timing of commercialization activities for EBI-005 if we receive, or expect to receive, marketing approval, including the costs and timing of establishing product sales, marketing, distribution and outsourced manufacturing capabilities;

•	subject to receipt of marketing approval, the amount of revenue received from commercial sales of EBI-005;

•	the progress, costs and outcome of developing EBI-005 for the treatment of additional indications or for use in other patient populations, including any clinical trials to assess the potential therapeutic benefit of EBI-005 for the treatment of allergic conjunctivitis;

•	our ability to establish collaborations on favorable terms, if at all, particularly licensing, manufacturing, marketing and distribution arrangements for our product candidates ;

•	the scope, progress, results and costs of preclinical development, laboratory testing and, if we determine to proceed into clinical development, clinical trials of our other product candidates;

•	the success of our collaboration with ThromboGenics;

•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims; and

•	the extent to which we in-license or acquire rights to other products, product candidates or technologies for the treatment of ophthalmic diseases.

As of September 30, 2014, we had cash and cash equivalents of $35.9 million. We believe that our cash and cash equivalents as of September 30, 2014 will enable us to fund our operating expenses, debt service obligations and capital expenditure requirements into the first quarter of 2016, without giving effect to any potential milestone payments we may receive under our existing collaboration and license agreement with ThromboGenics. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. We are planning to spend significant funds to complete our Phase 3 clinical program evaluating EBI-005 and to submit a Biologics License Application, or BLA, to the FDA seeking approval of EBI-005 for the treatment of dry eye disease in the United States in the second half of 2016. We also are planning to spend significant funds on other development programs, including possible additional clinical trials of EBI-005 for the treatment of allergic conjunctivitis. At this time we cannot reasonably estimate the remaining costs necessary to prepare and submit the BLA seeking approval of EB5-005 and commercialize EBI-005 for the treatment of dry eye disease, including commercial manufacturing of EBI-005, or the nature, timing or costs of the efforts necessary to complete the development EBI-005 for the treatment of allergic conjunctivitis or another disease or to complete the development of any other product candidate we may develop.

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, government or other third-party funding, collaborations, strategic alliances, licensing arrangements and marketing and distribution arrangements. We do not have any committed external source of funds other than funding under our existing collaboration and license agreement with ThromboGenics in the form of research funding. Under this collaboration, we also may receive potential milestone payments upon the achievement of specified development, regulatory and other milestones and royalties with respect to future sales of collaboration products by ThromboGenics. ThromboGenics may terminate our existing collaboration for convenience on short notice. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders’ ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights as holders of our common stock. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. We are currently in discussions with lenders regarding a potential increase in our venture debt borrowings pursuant to a new loan and security agreement. Our pledge of specified assets as collateral to secure our obligations under our existing loan and security agreement with our venture debt lender, Silicon Valley Bank, and any new loan and security agreement with lenders, may limit our ability to obtain additional debt financing.

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

We have invested a significant portion of our efforts and financial resources in the development of EBI-005 for the treatment of patients with moderate to severe dry eye disease and for other disease indications. There remains a significant risk that we will fail to successfully develop EBI-005. In 2013, we completed a Phase 1b/2a clinical trial to evaluate the safety, tolerability and biological activity of EBI-005 in patients with moderate to severe dry eye disease. In 2014, we completed a Phase 2 clinical trial to evaluate the safety, tolerability and biological activity of EBI-005 in patients with allergic conjunctivitis. Our pivotal Phase 3 clinical program in dry eye disease will consist of two Phase 3 clinical trials evaluating EBI-005 for the treatment of moderate to severe dry eye disease and a separate clinical trial evaluating the safety of treatment with EBI-005 for one year. We began randomizing and treating patients in our first Phase 3 trial in January 2014. We do not expect to have initial, top-line data from our first Phase 3 trial available until the second quarter of 2015. The timing of the availability of such top-line data and the completion of our pivotal Phase 3 clinical program is dependent, in part, on our ability to locate and enroll a sufficient number of eligible patients in our pivotal Phase 3 clinical program on a timely basis. Even if the results of both of our Phase 3 clinical trials evaluating EBI-005 for the treatment of moderate to severe dry eye disease and our separate safety trial are favorable, we do not plan to submit a BLA to the FDA seeking approval of EBI-005 for the treatment of dry eye disease in the United States before the second half of 2016. We cannot accurately predict when or if EBI-005 will prove effective or safe in humans or whether it will receive marketing approval. Our ability to generate product revenues, which we do not expect will occur before 2017, if ever, will depend heavily on our obtaining marketing approval for and commercializing EBI-005.

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

Successful development of EBI-005 for additional indications, such as allergic conjunctivitis, or for use in broader patient populations and our ability, if it is approved, to broaden the label for EBI-005 will depend on similar factors. If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize EBI-005, which would materially harm our business.

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

We will be required to demonstrate the safety of treatment with EBI-005 for one year in a separate safety trial in order to support marketing approval of EBI-005 for the treatment of dry eye disease in the United States. To meet this requirement, we plan to conduct a safety trial with no fewer than 100 patients who will be treated with EBI-005 for one year. We cannot predict the results of this safety trial because we have no clinical data on the safety of EBI-005 when administered for a period longer than six weeks and only limited clinical safety data on the effects of EBI-005 when formulated with the vehicle being used in our pivotal Phase 3 clinical program.

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

Retrospective subgroup analyses that we performed on the results of our Phase 1b/2a clinical trial may not be predictive of the results of our pivotal Phase 3 clinical program. We have based many elements of the design of the protocol for our Phase 3 clinical trials on retrospective subgroup analyses, including our expected use of improvement in pain and discomfort as measured by the painful or sore eyes question of the ocular surface disease index, or OSDI, as the co-primary endpoint measuring a patient symptom. In our Phase 1b/2a trial, we used total OSDI scores as a secondary efficacy endpoint. Although we believe that the retrospective analyses support our protocol design for our Phase 3 clinical trials and our proposed mechanism of action, retrospective analyses performed after unmasking trial results can result in the introduction of bias, may not be predictive of future study results and are given less weight by regulatory authorities than pre-specified analyses.

We may fail to achieve success in our pivotal Phase 3 clinical program evaluating EBI-005 for the treatment of moderate to severe dry eye disease for a variety of potential reasons.

•	The efficacy endpoints in our Phase 1b/2a trial were measured six weeks after the first dose of EBI-005. The co-primary efficacy endpoints in our pivotal Phase 3 clinical program will be measured 12 weeks after the first dose of EBI-005. We have no clinical data on EBI-005 in any clinical trial longer than six weeks.

•	We have made changes to the vehicle we use to formulate EBI-005 for topical, ophthalmic delivery in our Phase 3 clinical trials from the vehicle used in our Phase 1b/2a trial. The most significant change to the vehicle is the removal of carboxymethyl cellulose, or CMC. CMC is a common ingredient in artificial tears. We used our new formulation in our completed Phase 2 clinical trial of EBI-005 in patients with allergic conjunctivitis.

•	We will restrict the use of rescue artificial tears by patients in our Phase 3 clinical trials. If the restriction on the use of artificial tears causes discomfort to patients and results in patients’ discontinuing their participation in our Phase 3 clinical trials, such discontinuations would harm our ability to complete our Phase 3 clinical trials on a timely basis.

•	We changed the eligibility criteria in our Phase 3 clinical trials from the criteria we used in our Phase 1b/2a trial with regard to patient scores on the OSDI. We cannot predict the impact these changes will have on the rate at which patients will be enrolled or randomized in our Phase 3 clinical trials. If these changes slow the rate at which patients are enrolled or randomized compared to the rate we anticipate, the availability of top-line clinical data from our first Phase 3 clinical trial and our completion of our pivotal Phase 3 clinical program will be delayed.

•	We plan to conduct our Phase 3 clinical trials at many clinical centers that were not included in our Phase 1b/2a trial. The introduction of new centers, and the resulting involvement of new treating physicians, can introduce additional variability into the conduct of the trials in accordance with their protocols and may result in greater variability of patient outcomes, which could adversely affect our ability to detect statistically significant differences between patients treated with EBI-005 and vehicle control.

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

In November 2013, we submitted to the FDA the protocol for our first pivotal Phase 3 clinical trial of EBI-005 and data supporting our change to a larger-scale manufacturing process for the production of EBI-005 to be used in this Phase 3 clinical trial. We submitted the protocol for our separate safety study to the FDA and intend to submit the protocol for our second pivotal Phase 3 clinical trial to the FDA prior to initiation of that trial. The FDA is not obligated to comment on our submissions within any specified time period or at all or to affirmatively clear or approve any clinical trial, and we are not obligated to wait for clearance or approval of the FDA to commence any clinical trial. We initiated our first pivotal Phase 3 clinical trial in the United States in January 2014 without waiting for comments from the FDA. On March 24, 2014, we received a letter from the FDA requesting additional information regarding the characterization of EBI-005 produced using our larger-scale manufacturing process based on the FDA’s product quality review of our November 2013 submission. We have responded to the FDA with the information the FDA requested. If the FDA is not satisfied with our responses, the FDA may delay our continuing our first Phase 3 clinical trial. If our Phase 3 program is placed on clinical hold by the FDA, we may be significantly delayed and incur significantly greater expense in our proposed development program. For example, our Phase 1b/2a trial of EBI-005 was placed on clinical hold between September 6, 2012 and October 29, 2012 until we provided particular manufacturing stability information regarding the drug product lots intended to be used in our clinical studies.

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

We have not received guidance from other regulatory authorities outside the United States regarding the design of our pivotal Phase 3 dry eye clinical program. We may not receive clearance from the EMA or other national regulatory authorities in the European Union or other regulatory authorities outside the European Union to initiate our pivotal Phase 3 dry eye clinical trials on a timely basis, if at all.

In our Phase 2 clinical trial of EBI-005 in patients with allergic conjunctivitis, we designed the Phase 2 study to evaluate the safety and efficacy of EBI-005 compared to vehicle-control in two models of allergen challenge adapted to evaluate the late phase response of allergy. The two models were a modified environmental exposure chamber model (EEC) and a modified direct conjunctival allergen provocation challenge test (CAPT). Although we believe, based on the results of our Phase 2 trial, that the modified CAPT model is an appropriate model for assessing EBI-005 for the treatment of allergic conjunctivitis, and we intend to use this model in future clinical development, neither the modified CAPT model nor the modified EEC model has been used as the basis for approval by the FDA of any other treatment for allergic conjunctivitis. We do not know whether these models will be acceptable to the FDA as a basis for regulatory review of EBI-005.

Our Phase 2 trial was conducted in Canada. We have not submitted an investigational new drug application, or IND, to the FDA for the purpose of conducting clinical trials of EBI-005 for the treatment of allergic conjunctivitis. We must submit an IND before commencing clinical trials of EBI-005 for the treatment of allergic conjunctivitis in the United States. Submission of the IND may not result in the FDA allowing clinical trials to commence.

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

If EBI-005 or any of our other product candidates are associated with serious adverse events or undesirable side effects in clinical trials or have characteristics that are unexpected, we may need to abandon their development or limit development to more narrow uses or subpopulations in which the serious adverse events, undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Although EBI-005 was generally well tolerated in our Phase 1b/2a dry eye trial and Phase 2 allergic conjunctivitis trial, we have no clinical safety data on exposure to EBI-005 for longer than six weeks. We have limited clinical safety data on patient exposure to EBI-005 formulated with the vehicle we are using in our Phase 3 dry eye clinical trials. Many compounds that initially showed promise in clinical or early stage testing for treating ophthalmic disease have later been found to cause side effects that prevented further development of the compound.

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

The current standard of care for dry eye disease includes artificial tears and topical anti-inflammatory and immune-modulating drugs. The anti-inflammatory and immune-modulating drug market for the treatment of moderate to severe dry eye disease consists primarily of Restasis, which is approved for use in the United States, and off-label use of corticosteriods. Some patients with moderate to severe dry eye disease are effectively treated by the current standard of care therapies, some of which are available in generic form or offered at relatively low prices. There are also a number of products and therapies in preclinical research and clinical development by third parties to treat dry eye disease. Some of these competitive products and therapies are based on scientific approaches that are the same as or similar to our approach, and others are based on entirely different approaches. These companies include pharmaceutical companies, biotechnology companies, and specialty pharmaceutical and generic drug companies of various sizes, such as Shire Plc (lifitegrast), Mimetogen Pharmaceuticals, Inc. (MIM-D3), Allergan, Inc. (AGN-195263 and a new formulation of Restasis), Kala Pharmaceuticals, Inc. (loteprednol mucous prenetrating particle (KPI-121)), Herantis Pharma Plc (Cis-urocanic acid (Cis-UCA)), Xigen SA (XG-104) and Parion Sciences, Inc. (P-321).

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

We have relied on third parties, such as clinical research organizations, or CROs, to conduct our clinical trials of EBI-005 and do not plan to independently conduct clinical trials of EBI-005 or our other product candidates. We expect to continue to rely on third parties, such as CROs, clinical data management organizations, medical institutions and clinical investigators, to conduct our clinical trials. These agreements might terminate for a variety of reasons, including a failure to perform by the third parties. If we need to enter into alternative arrangements, that would delay our product development activities.

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

We contract with third parties for the manufacture of EBI-005 for clinical trials and expect to continue to do so in connection with the commercialization of EBI-005 and for clinical trials and commercialization of any other product candidates that we may develop. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

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

In addition, manufacturers of approved products and those manufacturers’ facilities are required to comply with extensive FDA requirements, including ensuring that quality control and manufacturing procedures conform to cGMPs, which include requirements relating to quality control and quality assurance as well as the corresponding maintenance of records and documentation and reporting requirements. We, our contract manufacturers, our future collaborators and their contract manufacturers will also be subject to other regulatory requirements, including submissions of safety and other post-marketing information and reports, registration and listing requirements, requirements regarding the distribution of samples to physicians, recordkeeping, and potentially costly post-marketing studies or other clinical trials and surveillance to monitor the safety or efficacy of the product such as the requirement to implement a risk evaluation and mitigation strategy.

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

As of November 6, 2014, our executive officers and directors, combined with our stockholders who own more than 5% of our outstanding common stock, in the aggregate, beneficially owned shares representing approximately 83.2% of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of November 6, 2014, we had outstanding 16,289,359 shares of common stock. Of these shares, 9,706,126 shares were restricted securities under Rule 144 under the Securities Act. Any of our remaining shares that are not restricted securities under Rule 144 under the Securities Act, including, for example, shares sold in our IPO, may be resold in the public market without restriction unless purchased by our affiliates. Moreover, holders of an aggregate of 8,690,727 shares of our common stock have rights, subject to specified conditions, to require us to file registration statements covering their shares or, along with holders of an additional 30,708 shares of our common stock issued upon exercise of warrants issued to our venture debt lender, to include their shares in registration statements that we may file for ourselves or other stockholders. On April 9, 2014, we filed a registration statement registering all shares of common stock that we may issue under our equity compensation plans. As of November 6, 2014, we had outstanding options to purchase an aggregate of approximately 1,495,088 shares of our common stock, of which options to purchase approximately 608,939 shares were vested. These shares can be freely sold in the public market upon issuance, subject to volume, notice and manner of sale limitations applicable to affiliates and the applicable lock-up agreements entered into in connection with our public offering.

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

We took advantage of reduced reporting burdens in the 2013 10-K. In particular, the 2013 10-K did not include all of the executive compensation related information that would be required if we were not an emerging growth company. We expect to continue, in our public reporting, to take advantage of some or all of the reporting exemptions available to emerging growth companies. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

Set forth below is information regarding equity securities sold or issued by us during the nine months ended September 30, 2014 that were not registered under the Securities Act. Also included is the consideration, if any, received by us for such equity securities and information relating to the section of the Securities Act, or rule of the Securities and Exchange Commission, under which exemption from registration was claimed.

Between January 1, 2014 and September 30, 2014, we granted options to purchase an aggregate of 205,265 shares of common stock, with exercise prices ranging from $10.71 to $17.37 per share, to our employees, directors, advisors and consultants pursuant to our 2014 Stock Incentive Plan. Between January 1, 2014 and September 30, 2014, we issued an aggregate of 51,507 shares of common stock upon the exercise of options for aggregate consideration of $36,975 and options to purchase 7,390 shares had been forfeited. We filed a registration statement on Form S-8 under the Securities Act to register all of the shares of our common stock subject to outstanding options and options and other awards issuable pursuant to our equity compensation plans.

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

As of September 30, 2014, we have used approximately $21.1 million of the net proceeds from the initial public offering as follows:

•	approximately $11.2 million to fund external research and development expenses for our pivotal Phase 3 clinical program for EBI-005 in patients with moderate to severe dry eye disease;

•	approximately $2.0 million to fund external research and development expenses for our Phase 2 clinical trial of EBI-005 in patients with allergic conjunctivitis; and

•	approximately $7.9 million for working capital and other general corporate purposes, which includes our internal research and development expenses for EBI-005, development of our preclinical product candidates and pursuit of other research and discovery efforts.

Purchase of Equity Securities

We did not purchase any of our registered equity securities during the period covered by this Quarterly Report on Form 10-Q.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

On November 12, 2014, the Company received letters of resignation from Noubar B. Afeyan and Mark J. Levin indicating that they were resigning as members of the Board of Directors of the Company and from all committees thereof effective as of the close of business on that date. The resignations were not the result of any dispute or disagreement with the Company.

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
Gregory D. Perry
Chief Financial and Business Officer (Principal Financial and Accounting Officer)

November 13, 2014

EXHIBIT INDEX

Exhibit No.	Description

31.1*	Rule 13a-14(a) Certification of Principal Executive Officer

31.2*	Rule 13a-14(a) Certification of Principal Financial Officer

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. §1350

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.