Form 10-K
period 2014-12-31
Eleven Biotherapeutics, Inc.
filed 2015-03-06
CIK 1485003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    ☐  Yes    ☒  No

As of June 30, 2014, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $36.6 million, based on the closing price of the registrant’s common stock on June 30, 2014.

Number of outstanding shares of Common Stock as March 1, 2015: 18,108,367

ELEVEN BIOTHERAPEUTICS, INC.

i

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

The forward-looking statements in this Annual Report on Form 10-K include, among other things, statements about:

•	our plans to research and develop our product candidates;

•	the initiation and conduct of clinical trials, including the timing, cost, conduct and outcome of our clinical trials of EBI-005 for the treatment of dry eye disease and allergic conjunctivitis and EBI-031 for the treatment of diabetic macular edema, including statements regarding the timing of the availability of, and the costs to obtain, top-line data from such trials, the timing of completion of and outcomes of such trials, and the timing of regulatory filings;

•	our ability to successfully develop our product candidates and complete our planned clinical programs;

•	interim results from a clinical trial and whether they will be predictive of the final results of the trial or results of early clinical studies and whether they will be indicative of the results of future studies;

•	expectations regarding regulatory approvals, including the requirements for marketing approval of EBI-005, the nature and timing of our future interactions with regulatory authorities and our ability to design, implement and complete registration trials acceptable to such regulatory authorities and sufficient to support applications for regulatory approvals;

•	the timing of and our ability to obtain marketing approval of EBI-005 and our other product candidates, and the ability of EBI-005 and our other product candidates to meet existing or future regulatory standards;

•	the potential advantages of EBI-005;

•	our estimates regarding the potential market opportunity for EBI-005 and our other product candidates;

•	our sales, marketing and distribution capabilities and strategy;

•	our ability to establish and maintain arrangements for the manufacture of EBI-005 and our other product candidates;

•	our ability to maintain our collaboration with ThromboGenics N.V., enter into and successfully complete other collaborations or in-license or acquire rights to other products, product candidates or technologies for the treatment of eye diseases;

•	our ability to obtain, maintain and protect our intellectual property for our technology and products;

•	the rate and degree of market acceptance and clinical utility of our products;

•	our estimates regarding expenses, future revenues, capital requirements and need for additional financing;

•	the impact of governmental laws and regulations; and

•	our competitive position.

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

PART I

Item 1. Business.

Overview

We are a clinical-stage biopharmaceutical company with a proprietary protein engineering platform, called AMP-Rx, that we apply to the discovery and development of protein therapeutics to treat diseases of the eye. Our therapeutic approach is based on the role of cytokines in diseases of the eye, our understanding of the structural biology of cytokines and our ability to rationally design and engineer proteins to modulate the effects of cytokines. Cytokines are cell signaling molecules found in the body that can have important inflammatory effects. Our most advanced product candidate is EBI-005, which we designed, engineered and generated using our AMP-Rx platform and are developing as a topical treatment for dry eye disease and allergic conjunctivitis. In 2013, we completed a Phase 1b/2a clinical trial of EBI-005 in patients with moderate to severe dry eye disease. In early 2014, we initiated a pivotal Phase 3 clinical program evaluating EBI-005 for the treatment of moderate to severe dry eye disease. We also completed a Phase 2 clinical trial to evaluate the use of EBI-005 in patients with allergic conjunctivitis in 2014. We expect to commence our first Phase 3 clinical trial of EBI-005 for the treatment of moderate to severe allergic conjunctivitis in the second half of 2015. We hold worldwide commercialization rights to EBI-005.

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

Our pivotal Phase 3 clinical program will consist of two Phase 3 clinical trials evaluating the safety and efficacy of EBI-005 for the treatment of moderate to severe dry eye disease and a separate clinical trial evaluating the safety of treatment with EBI-005 for one year. We began randomizing and treating patients in our first Phase 3 trial in January 2014. We expect to have top-line data from our first Phase 3 trial available in the second quarter of 2015. We also initiated our separate safety trial in late 2014. We currently intend to initiate our second Phase 3 trial after reviewing top-line data from our first Phase 3 trial. If the results of both of our Phase 3 trials and our separate safety trial are favorable, we plan to submit a Biologics License Application, or BLA, to the U.S. Food and Drug Administration, or FDA, seeking approval of EBI-005 for the treatment of dry eye disease in the United States by the end of 2016.

In addition to our clinical development of EBI-005 in dry eye disease, in October 2014, we announced top-line data from our Phase 2 clinical trial of EBI-005 in patients with allergic conjunctivitis who have not responded adequately to antihistamines and mast cell stabilizers, drugs that inhibit the release of histamine by cells of the immune system. Allergic conjunctivitis is an inflammatory disease of the conjunctiva, the membrane covering the inside of the eyelids and white part of the eye, primarily from a reaction to allergy-causing substances such as pollen or pet dander.

Our most advanced preclinical product candidate is EBI-031 for the treatment of DME, a serious disease of the central portion of the retina known as the macula. Our other preclinical product candidate in development is EBI-028 for the treatment of uveitis, which is an inflammatory disease of the middle layer of the eye known as the uvea.

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

Our Strategy

Our goal is to become a leading biopharmaceutical company focused on developing and commercializing novel protein therapeutics to treat diseases of the eye. The key elements of our strategy in support of this goal are to:

•	Complete clinical development of and seek marketing approval for EBI-005 for the treatment of dry eye disease. Currently, we are devoting most of our efforts to completing the clinical development of EBI-005. We have initiated a pivotal Phase 3 clinical program consisting of two Phase 3 clinical trials evaluating the safety and efficacy of EBI-005 for the treatment of moderate to severe dry eye disease and a separate clinical trial evaluating the safety of treatment with EBI-005 for one year. We began randomizing and treating patients for our first Phase 3 trial in January 2014. We expect to have top-line data available in the second quarter of 2015. We also initiated our separate safety trial in late 2014. We currently intend to initiate our second Phase 3 trial after reviewing top-line data from our first Phase 3 trial. If the results of both of our Phase 3 trials and our separate safety trial are favorable, we plan to submit a BLA to the FDA, seeking approval of EBI-005 for the treatment of dry eye disease in the United States by the end of 2016.

•

Expand use of EBI-005 for additional ocular indications. We are evaluating other ocular surface diseases in which we believe elevated levels of IL-1 signaling play a role in the underlying biology of the disease and for which we believe EBI-005 treatment may be beneficial. In 2014, we initiated and completed a Phase 2 clinical trial to assess the potential therapeutic benefit of EBI-005 for the treatment of allergic conjunctivitis in patients who have not responded adequately to antihistamines and mast cell stabilizers. In this trial, subjects were evaluated following exposure to allergens in two modified versions of controlled exposure models commonly used to assess anti-allergy medications – a modified direct conjunctival allergen challenge model, or CAPT, and a modified environmental exposure chamber model, or EEC. Patients treated with EBI-005 showed a statistically significant improvement on the secondary and exploratory endpoints of ocular itching, tearing, and nasal symptoms compared to patients treated with vehicle control in the CAPT arm of this trial. There was no statistically significant difference between treatment with EBI-005 and vehicle control on the primary endpoint of improvement in ocular itching in subjects assigned to the EEC arm of this trial. We met with the FDA’s Division of Transplant and Ophthalmology Products in February 2015 to discuss the results of this trial and our plans for a pivotal Phase 3 clinical program. Based in part on the discussions at that meeting and the scientific advice we received from the European Medicine Agency’s, or EMA, Committee for Medicinal Products for Human Use, or CHMP, we now believe that the CAPT model alone is not an appropriate model for the conduct of our pivotal trials. We intend to use a natural environmental study design for further clinical development of EBI-005 for the treatment of allergic conjunctivitis.

•	Maximize commercial potential of EBI-005. We hold worldwide commercialization rights to EBI-005. We believe that the specialists in the United States who treat most of the moderate to severe dry eye disease patients are sufficiently concentrated that if EBI-005 receives marketing approval in the United States, we could effectively promote EBI-005 to these specialists with a specialty sales and marketing group. Therefore, we may decide to build our own focused, specialty sales force in order to commercialize EBI-005 in the United States. We intend to enter into strategic collaborations for the development and commercialization of EBI-005 outside of the United States.

•	Advance EBI-031 for the treatment of diabetic macular edema. Our most advanced preclinical product candidate is EBI-031, an optimized version of an anti-interleukin-6, or IL-6, antibody we referred to as EBI-029, for the treatment of DME. We are undertaking the necessary CMC development work and nonclinical safety studies to support the submission of an investigational new drug application, or IND, to the FDA. If the results of these efforts and our additional preclinical studies of EBI-031 are favorable, we intend to submit an IND by the end of 2015 for the purpose of conducting clinical trials of EBI-031.

•	Apply AMP-Rx platform to build a pipeline of product candidates for the treatment of eye diseases. We use our AMP-Rx platform to rationally design, engineer and generate a pipeline of innovative protein therapeutic candidates that target cytokines that we believe are central to diseases of the eye. We have designed, engineered and generated EBI-005 and our other product candidates using our AMP-Rx platform. After EBI-031, our next most advanced preclinical product candidate is EBI-028 for the treatment of uveitis. EBI-028 is still in early preclinical research and may require further optimization. We plan to continue to apply our platform to expand our product pipeline.

•	Pursue collaborative and other strategic opportunities. We have established a collaboration with ThromboGenics N.V., or ThromboGenics, a European based, publicly held biopharmaceutical company focused on developing and commercializing innovative ophthalmic medicines. In this collaboration, we apply our proprietary AMP-Rx platform to design, engineer and generate protein therapeutics that can modulate a specific novel pathway in retinal disease and that have key pharmaceutical attributes. This collaboration provides us with funding for the specific program that is the subject of the collaboration and allows us to apply our AMP-Rx platform to a product discovery effort we might not otherwise have pursued. We plan to evaluate opportunities to enter into other collaborations that may contribute to our ability to advance our product candidates and to progress concurrently a range of discovery and development programs. We also plan to evaluate opportunities to in-license or acquire the rights to other products, product candidates or technologies for the treatment of eye diseases.

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

Current Treatments. The current standard of care for moderate to severe dry eye disease includes artificial tears and topical anti-inflammatory and immune-modulating drugs. Artificial tears act as a wetting agent. They are available as over-the-counter treatments and are usually considered the first line of therapy for patients with mild disease. Artificial tears are effective supplements to other therapies in the treatment of moderate to severe dry eye disease, but they generally are not sufficient as a monotherapy in moderate to severe patients. The anti-inflammatory and immune-modulating drug market for the treatment of moderate to severe dry eye disease consists primarily of Restasis, which is approved for use in the United States, and off-label use of corticosteroids. There are no drugs approved in the European Union for the treatment of dry eye disease.

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

Restasis is a topically applied, ophthalmic formulation of the immune-modulating drug cyclosporine. Restasis is not approved for the treatment of the symptoms of dry eye disease, but only for increasing tear production in patients whose tear production is presumed to be suppressed due to ocular inflammation associated with dry eye disease. Annual worldwide sales of Restasis have increased from approximately $444 million in 2008 to more than $1 billion in 2014. In clinical trials, Restasis increased tear production, a sign of dry eye disease, after six months of treatment in approximately 15% of treated patients as compared to approximately 5% of patients in the control groups. These increases in tear production generally were observed between three and six months after initiation of treatment. In these same clinical trials, approximately 17% of patients reported ocular burning following the use of Restasis. We believe that there remains a significant unmet medical need for new treatments for patients suffering from moderate to severe dry eye disease.

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

We believe that stress on the ocular surface as a result of the loss of an adequate tear film leads to the signs and symptoms of dry eye disease. As a result of this stress on the ocular surface, various cells and tissues of the eye produce inflammatory mediators, such as the cytokines interleukin-1alpha, or IL-1a, and interleukin-1beta, or IL-1ß. These cytokines, which we refer to together as IL-1, bind to the IL-1 receptor found on many different cell types in the cornea and conjunctiva. This binding and the resulting receptor signaling initiate and maintain an inflammatory response in the tissues of the eye. The resulting inflammation then leads to the further local production of inflammatory cytokines. This cascade of inflammation results in a state of chronic inflammation and ocular surface damage. This damage is indicative of dry eye disease and can be measured by the staining of the ocular surface with the dye fluorescein, a measure known as corneal fluorescein staining, or CFS.

IL-1a and IL-1ß also can bind to the IL-1 receptor on nerve cells. This binding and the resulting receptor signaling stimulates nerve cells, triggers nociception, or feelings of pain, and can result over time in chronic hyperalgesia, or increased sensitivity to pain. Nociception and hyperalgesia lead to patient reported symptoms of discomfort, ocular pain, which patients may report as soreness, stinging or burning, and difficulty with routine visual activities, such as using a computer, driving a car or watching television. These subjective symptoms of dry eye disease can be evaluated through a variety of patient-reported and physician-reported assessments. These usually take the form of questionnaires which provide data that can be scored to provide a quantitative measure of symptom severity.

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

The biological activities of IL-1 suggest that blocking IL-1 receptor signaling should have a dual function and reduce both a sign of dry eye disease, specifically ocular surface inflammation and injury, and a symptom of dry eye disease, specifically ocular pain and discomfort. In the case of dry eye disease, IL-1a and IL-1ß, acting independently or in concert, both drive IL-1 receptor signaling. As a result, a therapy that blocks only IL-1a or IL-1ß may not have the desired effect of completely blocking IL-1 receptor signaling and alleviating the signs and symptoms of dry eye disease. We believe that a better approach is to block the IL-1 receptor itself so neither IL-1a nor IL-1ß can bind to the receptor and trigger receptor signaling.

EBI-005 – a Novel IL-1 Receptor Antagonist

Our most advanced product candidate is EBI-005, a recombinant protein which binds with the IL-1 receptor and blocks, or antagonizes, IL-1 receptor signaling. We have designed, engineered and generated EBI-005 using our AMP-Rx platform and are developing EBI-005 as a topical, eye-drop treatment for dry eye disease and allergic conjunctivitis. EBI-005 prevents the binding of both IL-1a and IL-1ß to the IL-1 receptor. When the IL-1 receptor is blocked by EBI-005, the IL-1 receptor is unable to transmit the biological signals that we believe are responsible for pain, discomfort, itching and inflammation in ocular surface diseases.

Design and Attributes of EBI-005

We designed EBI-005 based on our understanding of the molecular structure of the IL-1 receptor and two of the molecules, or ligands, that are known to bind effectively to this receptor, IL-1ß and IL-1 receptor antagonist, or IL-1Ra. We engineered EBI-005 to combine the portions of IL-1ß and IL-1Ra having desirable biophysical properties and IL-1 receptor binding characteristics. We engineered EBI-005 as a pure antagonist to the IL-1 receptor, which means that EBI-005 binds to the IL-1 receptor without triggering receptor signaling. We also designed EBI-005 to have the following product attributes that we believe improve its potential utility as a topical therapeutic:

•	Rapid onset of action. We have designed EBI-005 to be a potent blocker of IL-1. In a biochemical study of receptor binding, EBI-005 bound up to 500 times more strongly to the IL-1 receptor than the natural ligands IL-1ß and IL-1Ra. In a mouse model of dry eye disease, treatment with EBI-005 resulted in a greater reduction in CFS from baseline at seven days and at 11 days when compared to the reduction in CFS from baseline with IL-1Ra treatment. We believe the potency of EBI-005 may result in a rapid onset of symptomatic relief.

•	Comfortable for patients. We have optimized EBI-005 for topical, ophthalmic delivery and have formulated it with a preservative-free comfortable solution, or vehicle, for delivery as an eye drop. We believe patient comfort is an important factor in patient compliance and physician recommendation of a topical drug for diseases of the ocular surface.

•	Convenient dosing. We have designed EBI-005 to bind tightly to the IL-1 receptor and block it for an extended period of time. We have measured the duration of this receptor binding in biochemical tests outside the body, or in vitro. Based on these tests and our understanding of the natural cycling of the IL-1 receptor from the cell surface to the cell interior, we believe EBI-005 remains bound to an IL-1 receptor during the entire period the receptor is present on the surface of a cell. We believe a long duration of receptor binding may allow for a convenient dosing schedule.

•	Stable dosage form. We designed EBI-005 to be a thermally stable protein product. In well-controlled analytical tests, EBI-005 was stable for at least five months at room temperature. We believe room temperature stability without the need for refrigeration is an important convenience for patients.

The design of EBI-005 as a combination of those portions of IL-1ß and IL-1Ra having desirable biophysical properties and IL-1 receptor binding characteristics is depicted in the graphic below.

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

We subsequently conducted an additional, retrospective analysis of the results of this trial. In this analysis, we observed in patients treated with anakinra that the improvement from baseline at six weeks and at 12 weeks in pain and discomfort, as measured by the painful or sore eyes question on the OSDI, was the largest contributor to the improvement in patient symptoms as measured by the OSDI score at six weeks and one of the largest contributors at 12 weeks. We then analyzed the data on pain and discomfort and observed a statistically significant improvement from baseline in pain and discomfort, as measured by the painful or sore eyes question on the OSDI, in the lower dose anakinra treatment group at six weeks (p=0.01) and at 12 weeks (p=0.04) and higher dose anakinra treatment group at six weeks (p=0.01) and at 12 weeks (p=0.04) compared to the improvement from baseline in the vehicle control group. We believe that the clinical experiences with anakinra are relevant to our development of EBI-005 because the therapeutic targets and mechanisms of action of anakinra and EBI-005 are similar. However, based on our studies of the biophysical characteristics of anakinra, we do not believe that it can be formulated for topical ophthalmic delivery in a convenient format on a commercial basis because at the concentration shown to be effective in the anakinra trial, anakinra is not stable under the conditions encountered during vialing in a standard blow-fill-seal vial configuration. We believe that the blow-fill-seal vial configuration is the most cost-effective process for delivering a preservative-free eye drop. We believe that a drug for dry eye disease should be preservative-free because chronic exposure to preservatives may irritate the ocular surface. In addition, based on our own biochemical studies, we do not believe that the particular formulation of anakinra used in the anakinra trial can be used for topical ophthalmic delivery in a convenient format on a commercial basis because at the concentration shown to be effective in the anakinra trial:

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

Clinical Development of EBI-005

We have completed three clinical trials with EBI-005. In 2012, after submitting an IND to the FDA for the purpose of conducting clinical trials for the treatment of dry eye disease, we completed a Phase 1 clinical trial evaluating the safety and tolerability of EBI-005 in healthy volunteers. In 2013, we completed a Phase 1b/2a clinical trial evaluating the safety, tolerability and biological activity of EBI-005 in patients with moderate to severe dry eye disease. In 2014, we completed a Phase 2 clinical trial evaluating the safety, tolerability and biological activity of EBI-005 in patients with allergic conjunctivitis. We have initiated a pivotal Phase 3 clinical program consisting of two Phase 3 clinical trials evaluating the safety and efficacy of EBI-005 for the treatment of moderate to severe dry eye disease and a separate clinical trial evaluating the safety of treatment with EBI-005 for one year. We began randomizing and treating patients in our first Phase 3 trial in January 2014. We expect to have top-line data from our first Phase 3 trial available in the second quarter of 2015. We initiated our separate safety trial in late 2014.

We currently intend to initiate our second Phase 3 trial after reviewing top-line data from our first Phase 3 trial. If the results of both of our Phase 3 trials and our separate safety trial are favorable, we plan to submit a BLA with the FDA seeking approval of EBI-005 for the treatment of dry eye disease in the United States by the end of 2016.

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

We tested EBI-005 at concentrations of 5 mg/ml and 20 mg/ml in our Phase 1b/2a trial. We analyzed efficacy data by first combining both EBI-005 dose groups, as specified in the statistical analysis plan, into a single combined EBI-005 treatment group and then by individual EBI-005 dose groups. We designed our Phase 1b/2a trial to evaluate differences in patient responses to EBI-005 on multiple efficacy endpoints without an expectation of achieving statistical significance compared to vehicle control. We believed that the results of our Phase 1b/2a trial would provide a foundation for making informed choices regarding dose of EBI-005, patient eligibility criteria and measures of clinical efficacy for our Phase 3 trials. As described below, we have incorporated our evaluations of the results of our Phase 1b/2a trial into the design of our pivotal Phase 3 clinical program. The pivotal Phase 3 clinical program described in this Annual Report on Form 10-K is based on our current protocols and is subject to change with respect to the planned second Phase 3 clinical trial.

Pivotal Phase 3 Clinical Program of EBI-005 for the Treatment of Dry Eye Disease

Our pivotal Phase 3 clinical program will consist of two Phase 3 clinical trials to evaluate the safety and efficacy of EBI-005 from baseline at 12 weeks at a concentration of 5 mg/ml for the treatment of moderate to severe dry eye disease and a separate clinical trial evaluating the safety of treatment with EBI-005 at the same concentration for one year. We plan to conduct each of our Phase 3 trials in approximately 650 patients. We began randomizing and treating patients in our first Phase 3 trial in January 2014. We are conducting our first Phase 3 trial at 45 centers in the United States. If the results of our first Phase 3 trial are favorable, we currently intend to initiate our second Phase 3 trial after reviewing top-line data from our first Phase 3 trial. We will conduct each of our Phase 3 trials in an outpatient setting in a natural environment. We will not use a controlled adverse environment chamber.

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

We are evaluating the development of EBI-005 in Europe in addition to the United States and have sought and received scientific advice from the European Medicine Agency’s, or EMA, Committee for Medicinal Products for Human Use, or CHMP, regarding European registration requirements for EBI-005 for the treatment of dry eye disease. The scientific advice received indicates that the requirements for European registration in dry eye disease will differ from the requirements for registration in the United States and our pivotal Phase 3 clinical program is not consistent with the advice of the CHMP. We plan to further discuss with the EMA a registration plan for EBI-005 in moderate to severe dry eye disease for the European Union.

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

Number of Patients. Based on the results of our Phase 1b/2a trial, we believe that each of our Phase 3 trials will be adequately powered with approximately 650 patients to detect a difference between the EBI-005 treatment group and vehicle control on our proposed co-primary efficacy endpoints. We performed a sample size reassessment on a masked basis of all randomized patients after the first one-third of the randomized patients completed 12 weeks of treatment with EBI-005 in our first Phase 3 trial to determine whether we needed to increase the number of patients we randomized in this trial. We conducted this sample size reassessment to determine whether the observed variability of the clinical response was greater than the variability we expected based on the results of our Phase 1b/2a trial. We engaged a clinical research organization, or CRO, to conduct this sample size reassessment, and we did not receive any information other than whether we needed to randomize additional patients. Based on this reassessment, we enrolled approximately 650 patients for randomization in the trial as planned. We do not believe this masked sample size reassessment will compromise our final statistical analysis.

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

Vehicle. We have modified the vehicle in our formulation of EBI-005 for our Phase 3 trials relative to the vehicle in our formulation of EBI-005 for our Phase 1b/2a trial primarily by removing carboxymethyl cellulose, or CMC, a common ingredient in artificial tears. CMC is not included in Restasis. We made this refinement to make our formulation of EBI-005 suitable for vialing in an industry standard single-use format, to increase stability of EBI-005 and to improve ease of manufacturing. Based on the results of our Phase 2 trial of EBI-005 with this new formulation in patients with allergic conjunctivitis, we believe our new formulation remains comfortable to patients. We believe that the removal of CMC will not meaningfully affect patient responses in our Phase 3 trial.

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

In addition to the two Phase 3 trials required to support marketing approval of EBI-005 for the treatment of dry eye disease in the United States, we will be required to demonstrate the long-term safety of EBI-005 treatment in a safety trial. To meet this requirement, we are conducting a safety trial with no fewer than 100 patients who will be treated with EBI-005 for one year. The patients in this safety trial will be treated three times a day with EBI-005 at a concentration of 5 mg/ml. During this study, the safety and tolerability of longer term exposure to EBI-005 will be evaluated, along with immunogenicity and biological activity endpoints that may support the application for marketing approval of EBI-005. We initiated this study in late 2014.

We began randomizing and treating patients in our first Phase 3 trial in our pivotal Phase 3 clinical program in January 2014. We expect to have top-line data from our first Phase 3 trial available in the second quarter of 2015. If the results of our first Phase 3 trial are favorable, we plan to conduct a second Phase 3 trial that will be designed to evaluate co-primary endpoints that met the criteria of acceptability in our first Phase 3 trial as co-primary endpoints or as one co-primary endpoint and one secondary endpoint. We expect that our second Phase 3 trial will be designed similarly to the first trial. We currently intend to initiate our second Phase 3 trial after reviewing top-line data from our first Phase 3 trial. If the results of both Phase 3 trials in our pivotal Phase 3 clinical program and our separate safety trial are favorable, we plan to submit a BLA seeking approval in the United States of EBI-005 for the treatment of dry eye disease by the end of 2016.

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

Statistical Analysis and Significance

In accordance with the protocol and the statistical analysis plan, the primary analysis population was the intent-to-treat, or ITT, population, which is all patients enrolled in the trial. There were major protocol deviations with respect to seven of the 74 enrolled patients in the intent-to-treat population. Three of these deviations occurred in the EBI-005 treatment groups, and four occurred in the vehicle control group. These deviations included two patients, one in each of the EBI-005 treatment groups, who were inadvertently enrolled despite having met an exclusion criteria of no history of corneal surgery and five patients who missed at least one entire day’s dosing, four in the vehicle control group and one in one of the EBI-005 treatment groups. In accordance with the protocol and the statistical analysis plan, we also conducted analyses on the 67 enrolled patients in the efficacy evaluable, or EE, population, which excludes those patients with major protocol deviations.

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

The table below sets forth with respect to each of the combined EBI-005 treatment groups and the vehicle control group in the total efficacy evaluable population and in the EE50 population:

•	the mean CFS score at baseline;

•	the mean change in CFS score from baseline at week six; and

•	the percentage change in CFS score from baseline at week six.

CFS score
	Combined EBI-005 treatment groups		Vehicle control group
	EE population (n = 41)	EE50 population (n = 20)	EE population (n = 26)	EE50 population (n = 15)
Mean CFS Score at Baseline	9.0 Points	8.9 Points	9.0 Points	8.4 Points
Mean Change in CFS Score from Baseline at Week Six	3.0 Points	3.5 Points	2.7 Points	2.3 Points
Percent Change in CFS Score from Baseline at Week Six	33%	39%	30%	28%

The graphs below set forth with respect to each of the combined EBI-005 treatment groups and the vehicle control group in the total efficacy evaluable population and in the EE50 population, the mean change in CFS scores from baseline at each evaluation visit following randomization during the treatment period.

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

We have used an assay that generates a signal in the presence of IL-1ß and EBI-005, but cannot distinguish between them, to assess the amount of EBI-005 remaining on the surface of the eye. Using this assay, we observed in tears of patients treated with EBI-005 a 20-fold increase in signal compared to signal prior to dosing with EBI-005. We believe this increase is due to the high concentration of EBI-005 on the surface of the eye. We have correlated the levels of this signal with the time since the last dose of EBI-005 and believe this correlation indicates EBI-005 is present on the eye for almost 10 hours after dosing.

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

Subjects were randomized to receive EBI-005 or vehicle on three occasions, every six hours, on day one. Subjects randomized to the EBI-005 treatment groups received EBI-005 in the right eye and vehicle in the left eye. Subjects randomized to the vehicle control groups received vehicle in each eye. Subjects were randomized in two groups as follows:

Group 1	Six subjects: 5 mg/ml EBI-005, one dose at six-hour intervals; Two subjects: vehicle, one dose at six-hour intervals

Group 2	Six subjects: 20 mg/ml EBI-005, one dose at six-hour intervals; Two subjects: vehicle, one dose at six-hour intervals

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

Allergic conjunctivitis

Allergic conjunctivitis is an inflammatory disease of the conjunctiva, the membrane covering the inside of the eyelids and sclera, the white part of the eye, primarily from a reaction to allergy-causing substances, or allergens such as pollen or pet dander. As is the case in other forms of allergy, a patient with allergic conjunctivitis experiences an early phase allergic response and a late phase allergic response. These responses are initiated by the binding of the allergen to a class of antibodies called IgE antibodies. The allergen-IgE antibody complex then binds to the Fc receptor on specialized cells of the immune system, including mast cells.

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

In these models, subjects were evaluated following exposure to ragweed or grass allergens. The modified direct conjunctival allergen challenge model, or CAPT, is an allergen challenge model that achieves a very high transient dose exposure to allergen by placing it directly into the space between the eyelid and the surface of the eye of the study subject. The modified allergy environmental exposure chamber model, or EEC, is a clinical model that exposes patients to allergen in the circulated air of a sealed room. The two models were modified to increase the duration of the allergen exposure to evaluate the late phase allergic response. We believed that repeated exposure of allergen in the CAPT and EEC models would mimic the exacerbation of disease typically observed in those patients with prolonged and more severe cases of allergic conjunctivitis.

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

All subjects who medically qualified for the study underwent an initial allergen challenge in an environmental exposure chamber and an assessment to determine eligibility for the study at day one visit one, or V1. Eligible subjects were then assigned to either the EEC or CAPT arm. Eligible subjects underwent additional allergen challenges and assessments on the next two consecutive days, at visit two, or V2, and visit three, or V3. Subjects were then randomized within each arm to receive either EBI-005 at 5 mg/ml or vehicle. After these initial challenges, subjects were treated with EBI-005 or vehicle-control in each eye three times daily for 14 days at home. The subjects returned to the clinic one day after V3 to complete a required study assessment at visit four, or V4. The subjects then returned to the clinic 13 days after V4 and underwent daily allergen challenges and assessments on each of three consecutive days at visit five, or V5, visit six, or V6, and visit seven, or V7. Subjects continued treatment with EBI-005 or vehicle-control in each eye three times daily during these visits. Subjects returned one day following the last allergen exposure on V7 to complete a required study assessment on visit 8, or V8. The last study visit occurred at day 45 on visit 9, or V9, which was 25 days after the last allergen challenge or 42 days after initiation of treatment.

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

We met with the FDA’s Division of Transplant and Ophthalmology Products in February 2015 to discuss the results of this trial and our plans for a pivotal Phase 3 clinical program. We believe that measures of area under the curve are appropriate for detecting the response of subjects to potential therapies for treating the late phase allergic response. These measures have not been validated for use in pivotal trials using a CAPT model. Based in part on the discussions at our meeting with the FDA, we believe these measures, among others, would be appropriate in pivotal trials designed as a natural environmental study. We intend to use a natural environmental study design for further clinical development of EBI-005 for the treatment of allergic conjunctivitis.

Primary and Secondary Efficacy Endpoints — EEC Arm

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

Secondary and Exploratory Efficacy Endpoints — CAPT Arm

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

Further Clinical Development of EBI-005 for the Treatment of Allergic Conjunctivitis

Based on the results of our Phase 2 trial, we believe that EBI-005 demonstrated biological activity in improving the symptoms of late phase allergic responses in patients with moderate to severe allergic conjunctivitis. We met with the FDA’s Division of Transplant and Ophthalmology Products in February 2015 to discuss these results and our plans for a pivotal Phase 3 clinical program, which we expect will include two Phase 3 clinical trials. Based in part on the discussions at that meeting and the scientific advice we received from the European Medicine Agency’s, or EMA, Committee for Medicinal Products for Human Use, or CHMP, we now believe that the CAPT model alone is not an appropriate model for the conduct of our pivotal clinical trials. We intend to use a natural environmental study design for further clinical development of EBI-005 for the treatment of allergic conjunctivitis. We expect to initiate our first Phase 3 clinical trial of EBI-005 for the treatment of moderate to severe allergic conjunctivitis in the second half of 2015.

The EMA may require that any pivotal clinical trials evaluate EBI-005 against standard-of-care antihistamines. We also may study the response of VKC populations to treatment with EBI-005 separately to determine whether to proceed with further development and whether an orphan drug designation might be available for EBI-005 for such use.

Our Other Product Candidates

In addition to EBI-005, we have two proprietary product candidates in early preclinical development, EBI-031, an optimized version of an anti-IL-6 antibody we referred to as EBI-029, and EBI-028. We plan to further evaluate these product candidates for potential use in humans as follows:

•	EBI-031, a novel inhibitor of the cytokine IL-6, which we are developing as an intravitreal injection for the treatment of certain retinal diseases, such as DME; and

•	EBI-028, a novel inhibitor of the cytokine IL-17, which we are developing as an intravitreal injection for the treatment of uveitis and other diseases of the back of the eye, such as dry AMD.

We are undertaking the necessary CMC development work and nonclinical safety studies of EBI-031 to support the submission of an IND to the FDA. If the results of these efforts and our additional preclinical studies of EBI-031 are favorable, we intend to submit an IND to the FDA by the end of 2015.

If results of our preclinical studies of EBI-028 are favorable, we will consider further development of this product candidate either directly by us or in collaboration with one or more strategic collaborators. We are continuing to apply our AMP-Rx platform to further enhance our current product candidates and generate new product candidates.

EBI-031 – a Novel Inhibitor of the Cytokine IL-6

DME is characterized by an abnormal accumulation of fluid, in the macula, the portion of the retina that provides the clearest and most detailed vision, due to leakage from blood vessels in the retina. According to the American Diabetes Association, DME is one of the most common causes of vision loss in the United States. In studies published in the peer reviewed journal Ophthalmology, IL-6 levels in the eye positively correlated with the severity of DME. According to a presentation at The Association for Research in Vision and Ophthalmology 2012 Annual Meeting, IL-6 levels in the eye positively correlated with resistance to anti-VEGF therapies, which are among the current standard of care for the treatment of DME.

Our most advanced preclinical product candidate is EBI-031, an optimized version of EBI-029. We designed and engineered EBI-031 and EBI-029 using our AMP-Rx platform to block two forms of IL-6: free IL-6 and IL-6 bound to soluble IL-6 receptor, or IL-6R. We believe EBI-031 has the identical binding site on IL-6 and same mechanism of action as EBI-029. We believe the ability of EBI-031 to block these two forms of IL-6 will result in more effective inhibition of IL-6 activity compared to other antibodies that block only one of these two forms of IL-6 or the IL-6 receptor.

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

The table below shows that EBI-031 remained in the vitreous, the gel-filled center of the eye, nearly twice as long as aflibercept and twice as long as tocilizumab. We believe that the longer half-life, or T1/2, of EBI-031 in the vitreous compared to aflibercept may lead to less frequent injections of EBI-031 than current treatment regimens with aflibercept.

Agent	T1/2 (days)
EBI-031	10
aflibercept	6
tocilizumab	5

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

As of March 1, 2015, we owned or exclusively in-licensed a total of 20 families of patent applications. As of March 1, 2015, our patent portfolio includes the following patents and applications that we own or, where noted below, license:

•	a United States composition of matter patent covering EBI-005 which expires in 2031;

•	an accepted composition-of-matter patent application covering EBI-005 in New Zealand and composition-of-matter patent applications covering EBI-005 in Australia, Brazil, Canada, China, Europe, Hong Kong, India, Israel, Japan, Korea, Mexico Russia, Singapore, South Africa and Taiwan, which, if granted, are expected to expire in 2031;

•	a Patent Cooperation Treaty, or PCT, patent application and a U.S. patent application covering the formulation of EBI-005, which, if granted, is expected to expire in 2034;

•	patent applications covering methods of manufacturing EBI-005 filed in the United States, Australia, Brazil, Canada, China, Europe, Hong Kong, India, Japan, Russia and Singapore, which, if granted are expected to expire in 2032;

•

a Canadian patent, an accepted Australian patent application, and pending applications that are licensed from The Schepens Eye Research Institute, Inc., or Schepens; Schepens applications are pending in the United States, Australia, Europe and Japan; the Schepens patent and, if granted, the Schepens patent applications, are expected to expire in 2028; a second family of patent applications licensed from Schepens is comprised of a granted European patent and pending patent applications in the United States, Australia, Canada and Japan, and, if granted, these applications are expected to expire in 2030; the Schepens applications cover the use of IL-1 inhibitors to treat certain ocular diseases;

•	a PCT patent application covering the IL-6 antibody EBI-029, which, if granted, is expected to expire in 2033 and a United States provisional patent application covering improved IL-6 antibodies including EBI-031, which, if converted to a non-provisional application and granted, is expected to expire in 2035; and

•	three families of patent applications consisting of two PCT patent applications and a United States, European, and Hong Kong patent application related to our technologies, including methods and compositions for improving the serum half-life of proteins which, if granted, are expected to expire beginning in 2032.

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

Commercialization

In light of our stage of development, we have not yet established a commercial organization or distribution capabilities. We generally expect to retain commercial rights in the United States for our product candidates for which we may receive marketing approvals and which we believe we can commercialize through a focused, specialty sales force. We expect to utilize a variety of types of collaboration, distribution and other marketing arrangements with one or more third parties to commercialize EBI-005 and any other products that we develop in markets outside the United States.

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

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors’ establishing a strong market position before we are able to enter the market. In addition, our ability to compete may be affected in many cases by insurers or other third party payors seeking to encourage the use of generic products. Generic products are currently being used for the indications that we may pursue, and additional products are expected to become available on a generic basis over the coming years. If our product candidates achieve marketing approval, we expect that they will be priced at a significant premium over competitive generic products.

Allergan, Inc., or Allergan, currently markets Restasis in the United States. If we receive marketing approval in the United States for EBI-005 for the treatment of moderate to severe dry eye disease, EBI-005 will compete with Restasis. In June 2013, the FDA issued draft bioequivalence guidance recommending that a biochemical analysis outside the body, or in vitro, alone may be sufficient for generic competitors to establish bioequivalence between their products and Restasis. In August 2013, Allergan submitted comments in response to the FDA’s draft guidance urging the agency to require comparative clinical studies to demonstrate that a proposed generic product is bioequivalent to Restasis. Subsequently, Allergan submitted a citizen petition in which Allergan called for in vivo comparative clinical endpoint studies, rather than in vitro studies, to govern FDA review and approval of generic versions of Restasis. On November 20, 2014, the FDA denied the citizen petition. It is unclear when the FDA will issue final bioequivalence guidance or when, if at all, the FDA will approve generic versions of Restasis. If generic versions of Restasis are approved for marketing by the FDA, they would likely be offered at a lower price than EBI-005. As a result, healthcare professionals and third-party payors may choose to rely on such products rather than EBI-005.

There are a number of products in preclinical research and clinical development by third parties for the treatment of dry eye disease. We expect that product candidates currently in clinical development, or that could enter clinical development in the near future, may represent significant competition if approved. These product candidates may provide efficacy, safety, convenience and other benefits that are not provided by currently marketed therapies. Based on publicly available information, we have identified, among others, the following product candidates in clinical development for the treatment of dry eye disease:

•	Shire plc has a small molecule integrin antagonist, lifitegrast, which is formulated for topical, ophthalmic delivery and completed Phase 3 clinical development. On March 2, 2015, Shire plc announced that it had submitted an NDA with the FDA for lifitegrast for the treatment of signs and symptoms of dry eye disease in adults.

•	Mimetogen Pharmaceuticals Inc. has a small molecule TrkA agonist, MIM-D3, which is formulated for topical, ophthalmic delivery and has completed a Phase 3 clinical study. In September 2014, Mimetogen reported significant improvements in some signs and symptoms with 1% MIM-D3 versus placebo. Mimetogen also indicated that Bausch + Lomb declined to exercise its option to continue development of this molecule. Mimetogen has not publicly stated its intentions with regard to the further development and commercialization of MIM-D3.

•	Santen Pharmaceutical Co., Ltd., or Santen, is developing a proprietary formulation of cyclosporine, Ikervis, and has completed Phase 3 development of Ikervis for the treatment of dry eye disease in the European Union. Santen submitted a Marketing Authorization Application, or MAA, under the centralized procedure for Ikervis in December 2013. In January 2015, Santen received a positive opinion recommending the granting of a marketing authorization for Ikervis from the CHMP of the EMA.

•	Rigel Pharmaceuticals, Inc. has a small molecule Jak/Syk inhibitor, R348, which has been formulated for topical ophthalmic delivery and is currently in Phase 2 clinical development. In August 2014, Rigel reported that its Phase 2 study did not meet its primary or secondary endpoints. Rigel has publicly announced that it will not initiate any new studies of R348 for the treatment of dry eye disease. Rigel is continuing its Phase 2 study of R348 for the treatment of dry eye disease in patients with graft versus host disease.

•	Allergan has a molecule, AGN-195263, which is being formulated for topical ophthalmic delivery and is currently in Phase 2 clinical development for meibomian gland dysfunction (MGD), a disease of the oil glands in the eyelid that is thought to cause or exacerbate dry eye disease.

•	Allergan has a new formulation of Restasis, called Restasis-X, in Phase 2 clinical trials for moderate to severe dry eye disease.

•	Other companies that have entered or announced their intention to enter mid to late stage clinical trials in dry eye disease include Kala Pharmaceuticals, Inc. with loteprednol mucous penetrating particle (KPI-121), Herantis Pharma plc. with Cis-urocanic acid (Cis-UCA) drop, Parion Sciences, Inc. with P-321, an inhibitor of the epithelial sodium channel on the eye surface, Ocular Technologies SARL with OTX-101, Ocular Therapeutics, Inc. with OTX-DP, a punctal plug implant of the steroid dexamethasone, Winston Laboratories, Inc. with Civamide nasal spray, a transient receptor potential cation channel subfamily V member 1 (TRPV-1) receptor modulator and Xigen SA with XG-104, an inhibitor of c-jun N-terminal kinase (JNK).

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

Government Regulation

Government authorities in the United States, at the federal, state, and local level, and in other countries and jurisdictions, including the European Union, extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, marketing, post-approval monitoring and reporting, and import and export of pharmaceutical products. The processes for obtaining regulatory approvals in the United States and in foreign countries and jurisdictions, along with subsequent compliance with applicable statutes and regulations and other regulatory authorities, require the expenditure of substantial time and financial resources.

Review and Licensure of Biologics in the United States

In the United States, the FDA regulates biological products, or biologics, under the Public Health Service Act, or PHSA, and the Federal Food, Drug, and Cosmetic Act, or FDCA, and regulations and guidances implementing these laws. The failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval may subject an applicant and/or sponsor to a variety of administrative or judicial sanctions, including refusal by the FDA to approve pending applications, withdrawal of an approval, imposition of a clinical hold, issuance of warning letters and other types of letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement of profits, or civil or criminal investigations and penalties brought by the FDA and the Department of Justice, or DOJ, or other governmental entities.

An applicant seeking approval to market and distribute a new biologic product in the United States must typically undertake the following:

•	completion of preclinical laboratory tests, animal studies and formulation studies in compliance with the FDA’s good laboratory practice, or GLP, regulations;

•	submission to the FDA of an investigational new drug application, or IND, which must take effect before human clinical trials may begin;

•	approval by an independent institutional review board, or IRB, representing each clinical site before each clinical trial may be initiated;

•	performance of adequate and well-controlled human clinical trials in accordance with good clinical practices, or GCP, to establish the safety and efficacy of the proposed product for each indication;

•	preparation and submission of a BLA to the FDA;

•	review of the product by an FDA advisory committee, where appropriate or if applicable; satisfactory completion of one or more FDA inspections of the manufacturing facility or facilities at which the product, or components thereof, are produced to assess compliance with current Good Manufacturing Practices, or cGMP, requirements and to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity;

•	satisfactory completion of FDA audits of clinical trial sites to assure compliance with GCPs and the integrity of the clinical data;

•	payment of user fees and securing FDA approval of the BLA and licensure of the new biologic product; and

•	compliance with any post-approval requirements, including risk evaluation and mitigation strategies, or REMS, and any post-approval studies required by the FDA.

Preclinical Studies and an IND

Preclinical studies include laboratory evaluation of the purity and stability of the biologic product, as well as in vitro and animal studies to assess the safety and activity of the product for initial testing in humans and to establish a rationale for therapeutic use. The conduct of preclinical studies is subject to federal regulations and requirements, including GLP regulations. The results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical studies, among other things, are submitted to the FDA as part of an IND. Some long-term preclinical testing, such as animal tests of reproductive toxicology and carcinogenicity, may continue after the IND is submitted.

Human Clinical Studies in Support of a BLA

Clinical trials involve the administration of the investigational biologic product to human subjects under the supervision of qualified investigators in accordance with GCP requirements, which include, among other things, the requirement that all research subjects provide their informed consent in writing before their participation in any clinical trial. Clinical trials are conducted under written study protocols detailing, among other things, the objectives of the study, inclusion and exclusion criteria, and the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. A protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. An IND automatically becomes effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions related to one or more proposed clinical trials and places the trial on clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. As a result, submission of an IND may not result in the FDA allowing clinical trials to commence.

In addition, an IRB representing each institution participating in the clinical trial must review and approve the plan for any clinical trial before it commences at that institution, and the IRB must conduct continuing review and reapprove the study at least annually. The IRB must review and approve, among other things, the study protocol and informed consent information to be provided to study subjects. An IRB must operate in compliance with the FDA regulations. Information about certain clinical trials must be submitted within specific timeframes to the National Institute of Health for public dissemination on their ClinicalTrials.gov website. These requirements are subject to specific timelines and apply to most controlled clinical trials of FDA-regulated products.

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

Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and more frequently if serious adverse events occur. In addition, IND safety reports must be submitted to the FDA for any of the following: serious and unexpected suspected adverse reactions; findings from other studies or animal or in vitro testing that suggest a significant risk in humans exposed to the biologic; and any clinically important increase in the case of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, or at all. Furthermore, the FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution, or an institution it represents, if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the biologic has been associated with unexpected serious harm to patients. The FDA will typically inspect one or more clinical sites to assure compliance with GCP and the integrity of the clinical data submitted in a BLA.

Submission of a BLA to the FDA

Assuming successful completion of required clinical testing and other requirements, the results of the preclinical and clinical studies, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of a BLA requesting licensure of the biologic product for one or more indications. Under federal law, the submission of most BLAs is additionally subject to an application user fee, currently at least $2.3 million, and the sponsor of an approved BLA is also subject to annual product and establishment user fees, currently at least $110,370 per product and $569,200 per establishment. These fees are typically increased annually.

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

In addition, manufacturers and other entities involved in the manufacture and distribution of approved biologics are required to register their establishments with the FDA and state agencies, and are subject to periodic unannounced inspections by the FDA and these state agencies for compliance with cGMP requirements. Changes to the manufacturing process are strictly regulated and often require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting and documentation requirements upon the sponsor and any third-party manufacturers that the sponsor may decide to use. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance.

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

Pharmaceutical Coverage, Pricing and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of products approved by the FDA and other government authorities. Sales of any products will depend, in part, on the availability of coverage and adequate reimbursement from third-party payors, including government health programs in the United States such as Medicare and Medicaid, commercial health insurers and managed care organizations. The process for determining whether a payor will provide coverage for a product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the product once coverage is approved. Third-party payors may limit coverage to specific products on an approved list, or formulary, which might not include all of the approved products for a particular indication.

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

In the European Union and other foreign countries, pricing and reimbursement schemes vary widely from country to country. Some countries provide that products may be marketed only after a reimbursement price has been agreed upon. Some countries may require the completion of additional studies that compare the cost-

effectiveness of a particular biologic candidate to currently available therapies. For example, the European Union provides options for its member states to restrict the range of products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. European Union member states may approve a specific price for a product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the product on the market. Other member states allow companies to fix their own prices for products, but monitor and control company profits. The downward pressure on health care costs in general, particularly prescription drugs, has become intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries, cross-border imports from low-priced markets exert competitive pressure that may reduce pricing within a country. Any country that has price controls or reimbursement limitations may not allow for favorable reimbursement and pricing arrangements.

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

Healthcare Law and Regulation

Healthcare providers, physicians and third-party payors play a primary role in the recommendation and prescription of products that are granted marketing approval. Arrangements with third-party payors and customers are subject to broadly applicable fraud and abuse and other healthcare laws and regulations. Such restrictions under applicable federal and state healthcare laws and regulations, include the following:

•	the federal Anti-Kickback Statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare and Medicaid;

•	the federal False Claims Act imposes civil penalties, and provides for civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;

•	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

•	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act and its implementing regulations, also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

•	the federal false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services;

•	the federal transparency requirements under the Health Care Reform Law requires manufacturers of drugs, devices, biologics and medical supplies to report to the Department of Health and Human Services information related to payments and other transfers of value to physicians and teaching hospitals and physician ownership and investment interests; and

•	analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers.

Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to physicians and other health care providers or marketing expenditures. State and foreign laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

Employees

At December 31, 2014, we had 21 full-time employees, including a total of 13 with M.D. or Ph.D. degrees. Of these full-time employees, 14 employees are engaged in research and development activities and seven employees are engaged in finance, legal, human resources, facilities and general management. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relations with our employees to be good.

Our Corporate Information

We were incorporated under the laws of the State of Delaware in 2008. We were formerly known as Denovo Therapeutics, Inc. and Newco LS14, Inc. before changing our name to Eleven Biotherapeutics, Inc. Our principal executive offices are located at 215 First Street, Suite 400, Cambridge, Massachusetts 02142, and our telephone number is (617) 871-9911.

Available Information

We maintain an internet website at www.elevenbio.com and make available free of charge through our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We make these reports available through our website as soon as reasonably practicable after we electronically file such reports with, or furnish such reports to, the SEC. You can find, copy and inspect information we file at the SEC’s public reference room, which is located at 100 F Street, N.E., Room 1580, Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for more information about the operation of the SEC’s public reference room. You can review our electronically filed reports and other information that we file with the SEC on the SEC’s web site at http://www.sec.gov. We also make available, free of charge on our website, the reports filed with the SEC by our executive officers, directors and 10% stockholders pursuant to Section 16 under the Exchange Act as soon as reasonably practicable after copies of those filings are provided to us by those persons. The information on our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered to be a part of this Annual Report on Form 10-K. Our website address is included in this Annual Report on Form 10-K as an inactive technical reference only.

Item 1A.	Risk Factors.

Risks Related to Our Financial Position and Need For Additional Capital

We have incurred significant losses since our inception. We expect to incur losses over the next several years and may never achieve or maintain profitability.

Since inception, we have incurred significant operating losses. Our net loss was $34.2 million for the year ended December 31, 2014, $18.0 million for the year ended December 31, 2013 and $19.7 million for the year ended December 31, 2012. As of December 31, 2014, we had an accumulated deficit of $91.8 million. To date, we have financed our operations primarily through private placements of our common stock and preferred stock and convertible bridge notes, venture debt borrowings and our initial public offering, or IPO, and, to a lesser extent, from a collaboration. All of our revenue to date has been collaboration revenue, which we first began to generate in 2013. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and, beginning in 2012, clinical trials. We are still in the early stages of development of our product candidates, and we have not completed development of any drugs. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year.

We anticipate that our expenses will increase substantially as compared to prior periods in connection with conducting our pivotal Phase 3 clinical program, consisting of two Phase 3 clinical trials evaluating the safety and efficacy of EBI-005, our most advanced product candidate, for the treatment of moderate to severe dry eye disease and a separate clinical trial evaluating the safety of treatment with EBI-005 for one year, and, if successful, seeking marketing approval for EBI-005 for this indication in the United States. We began randomizing and treating patients in our first Phase 3 trial in January 2014.

We received scientific advice from the European Medicine Agency’s, or EMA, Committee for Medicinal Products for Human Use, or CHMP, that indicates that the requirements for European registration in dry eye disease will differ from the requirements for registration in the United States and our pivotal Phase 3 clinical program is not consistent with the advice of the CHMP. We plan to further discuss with the EMA a registration plan for EBI-005 in moderate to severe dry eye disease for the European Union. We may be required to conduct additional clinical trials to support an application for marketing approval of EBI-005 in the European Union. We anticipate that our expenses will increase substantially if we pursue, alone or in collaboration with third parties, the development of and seek marketing approval for EBI-005 for the treatment of moderate to severe dry eye disease in the European Union.

Our expenses will also increase if and as we:

•	pursue the development of EBI-005 for the treatment of allergic conjunctivitis or additional indications or for use in other patient populations or, if it is approved, seek to broaden the label for EBI-005;

•	continue the research and development of our other product candidates, including EBI-031 for the treatment of diabetic macular edema;

•	seek to discover and develop additional product candidates;

•	in-license or acquire the rights to other products, product candidates or technologies for the treatment of ophthalmic diseases;

•	seek marketing approvals for any product candidates that successfully complete clinical trials;

•	establish sales, marketing and distribution capabilities and scale up and validate external manufacturing capabilities to commercialize any products for which we may obtain marketing approval;

•	maintain, expand and protect our intellectual property portfolio;

•	hire additional clinical, quality control, scientific and management personnel;

•	expand our operational, financial and management systems and personnel, including personnel to support our clinical development, manufacturing and planned future commercialization efforts and our operations as a public company; and

•	increase our insurance coverage as we expand our clinical trials and commence commercialization of EBI-005.

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

Our future capital requirements will depend on many factors, including:

•	the progress, costs and outcome of our pivotal Phase 3 clinical program for EBI-005 and of any clinical activities for regulatory review of EBI-005 outside of the United States;

•	the costs and timing of process development and manufacturing scale up and validation activities associated with EBI-005;

•	the costs, timing and outcome of regulatory review of EBI-005 in the United States, the European Union and in other jurisdictions;

•	the costs and timing of commercialization activities for EBI-005 if we receive, or expect to receive, marketing approval, including the costs and timing of establishing product sales, marketing, distribution and outsourced manufacturing capabilities;

•	subject to receipt of marketing approval, the amount of revenue received from commercial sales of EBI-005;

•	the progress, costs and outcome of developing EBI-005 for the treatment of additional indications or for use in other patient populations, including any clinical trials to assess the potential therapeutic benefit of EBI-005 for the treatment of allergic conjunctivitis;

•	our ability to establish collaborations on favorable terms, if at all, particularly licensing, manufacturing, marketing and distribution arrangements for our product candidates;

•	the scope, progress, results and costs of preclinical development, laboratory testing and, if we determine to proceed into clinical development, clinical trials of our other product candidates;

•	the success of our collaboration with ThromboGenics;

•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims; and

•	the extent to which we in-license or acquire rights to other products, product candidates or technologies for the treatment of ophthalmic diseases.

As of December 31, 2014, we had cash and cash equivalents of $54.1 million. We believe that our cash and cash equivalents as of December 31, 2014 will enable us to fund our operating expenses, debt service obligations and capital expenditure requirements into 2016, without giving effect to any potential milestone payments we may receive under our existing collaboration and license agreement with ThromboGenics. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. We are planning to spend significant funds to complete our Phase 3 clinical program evaluating EBI-005 and to submit a Biologics License Application, or BLA, to the FDA seeking approval of EBI-005 for the treatment of dry eye disease in the United States by the end of 2016. We also are planning to spend significant funds on other development programs, including possible additional clinical trials of EBI-005 for the treatment of allergic conjunctivitis. At this time we cannot reasonably estimate the remaining costs necessary to prepare and submit the BLA seeking approval of EBI-005 and commercialize EBI-005 for the treatment of dry eye disease, including commercial manufacturing of EBI-005, or the nature, timing or costs of the efforts necessary to complete the development of EBI-005 for the treatment of allergic conjunctivitis or another disease or to complete the development of any other product candidate we may develop.

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, government or other third-party funding, collaborations, strategic alliances, licensing arrangements and marketing and distribution arrangements. We do not have any committed external source of funds other than funding under our existing collaboration and license agreement with ThromboGenics in the form of research funding. Under this collaboration, we also may receive potential milestone payments upon the achievement of specified development, regulatory and other milestones and royalties with respect to future sales of collaboration products by ThromboGenics. ThromboGenics may terminate our existing collaboration for convenience on short notice. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders’ ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights as holders of our common stock. For example, in December 2014, we issued and sold in a private placement an aggregate of 1,743,680 shares of our common stock, plus warrants to purchase a total of 871,840 additional shares of common stock, which resulted in dilution to our existing stockholders.

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

We have invested a significant portion of our efforts and financial resources in the development of EBI-005 for the treatment of patients with moderate to severe dry eye disease and for other disease indications. There remains a significant risk that we will fail to successfully develop EBI-005. In 2013, we completed a Phase 1b/2a clinical trial to evaluate the safety, tolerability and biological activity of EBI-005 in patients with moderate to severe dry eye disease. In 2014, we completed a Phase 2 clinical trial to evaluate the safety, tolerability and biological activity of EBI-005 in patients with allergic conjunctivitis. Our pivotal Phase 3 clinical program in dry eye disease will consist of two Phase 3 clinical trials evaluating EBI-005 for the treatment of moderate to severe dry eye disease and a separate clinical trial evaluating the safety of treatment with EBI-005 for one year. We began randomizing and treating patients in our first Phase 3 trial in January 2014. We do not expect to have initial, top-line data from our first Phase 3 trial available until the second quarter of 2015. The timing of the availability of such top-line data and the completion of our pivotal Phase 3 clinical program is dependent, in part, on our ability to locate and enroll a sufficient number of eligible patients in our pivotal Phase 3 clinical program on a timely basis. Even if the results of both of our Phase 3 clinical trials evaluating EBI-005 for the treatment of moderate to severe dry eye disease and our separate safety trial are favorable, we do not plan to submit a BLA to the FDA seeking approval of EBI-005 for the treatment of dry eye disease in the United States by the end of 2016. We cannot accurately predict when or if EBI-005 will prove effective or safe in humans or whether it will receive marketing approval. Our ability to generate product revenues, which we do not expect will occur before 2017, if ever, will depend heavily on our obtaining marketing approval for and commercializing EBI-005.

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

We will be required to demonstrate the safety of treatment with EBI-005 for one year in a separate safety trial in order to support marketing approval of EBI-005 for the treatment of dry eye disease in the United States. To meet this requirement, we initiated a safety trial with no fewer than 100 patients who will be treated with EBI-005 for one year. We cannot predict the results of this safety trial because we have no clinical data on the safety of EBI-005 when administered for a period longer than six weeks and only limited clinical safety data on the effects of EBI-005 when formulated with the vehicle being used in our pivotal Phase 3 clinical program.

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

•	The efficacy endpoints in our Phase 1b/2a trial were measured six weeks after the first dose of EBI-005. The co-primary efficacy endpoints in our pivotal Phase 3 clinical program will be measured 12 weeks after the first dose of EBI-005. We have no clinical efficacy data on EBI-005 in any clinical trial longer than six weeks.

•	We have made changes to the vehicle we use to formulate EBI-005 for topical, ophthalmic delivery in our Phase 3 clinical trials from the vehicle used in our Phase 1b/2a trial. The most significant change to the vehicle is the removal of carboxymethyl cellulose, or CMC. CMC is a common ingredient in artificial tears. We used our new formulation in our completed Phase 2 clinical trial of EBI-005 in patients with allergic conjunctivitis.

•	We will restrict the use of rescue artificial tears by patients in our Phase 3 clinical trials. If the restriction on the use of artificial tears causes discomfort to patients and results in patients’ discontinuing their participation in our Phase 3 clinical trials, such discontinuations would harm our ability to complete our Phase 3 clinical trials on a timely basis.

•	We changed the eligibility criteria in our Phase 3 clinical trials from the criteria we used in our Phase 1b/2a trial with regard to patient scores on the OSDI. We cannot predict the impact these changes will have on the rate at which patients will be enrolled or randomized in our Phase 3 clinical trials. If these changes slow the rate at which patients are enrolled or randomized compared to the rate we anticipate, the availability of top-line clinical data from our first Phase 3 clinical trial and our completion of our pivotal Phase 3 clinical program will be delayed.

•	We plan to conduct our Phase 3 clinical trials at many clinical centers that were not included in our Phase 1b/2a trial. The introduction of new centers, and the resulting involvement of new treating physicians, can introduce additional variability into the conduct of the trials in accordance with their protocols and may result in greater variability of patient outcomes, which could adversely affect our ability to detect statistically significant differences between patients treated with EBI-005 and vehicle control.

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

In November 2013, we submitted to the FDA the protocol for our first pivotal Phase 3 clinical trial of EBI-005 and data supporting our change to a larger-scale manufacturing process for the production of EBI-005 to be used in this Phase 3 clinical trial. We submitted the protocol for our separate safety study to the FDA and intend to submit the protocol for our second pivotal Phase 3 clinical trial to the FDA prior to initiation of that trial. The FDA is not obligated to comment on our submissions within any specified time period or at all or to affirmatively clear or approve any clinical trial, and we are not obligated to wait for clearance or approval of the FDA to commence any clinical trial. We initiated our first pivotal Phase 3 clinical trial in the United States in January 2014 without waiting for comments from the FDA. On March 24, 2014, we received a letter from the FDA requesting additional information regarding the characterization of EBI-005 produced using our larger-scale manufacturing process based on the FDA’s product quality review of our November 2013 submission. We have responded to the FDA with the information the FDA requested. If the FDA is not satisfied with our responses, the FDA may delay our continuation of our first Phase 3 clinical trial or our initiation of our second Phase 3 clinical trial. If our Phase 3 program is placed on clinical hold by the FDA, we may be significantly delayed and incur significantly greater expense in our proposed development program. For example, our Phase 1b/2a trial of EBI-005 was placed on clinical hold between September 6, 2012 and October 29, 2012 until we provided particular manufacturing stability information regarding the drug product lots intended to be used in our clinical studies.

We submitted to the EMA a draft protocol for our Phase 3 clinical program of EBI-005 for the treatment of moderate to severe dry eye disease and sought and received scientific advice from the CHMP regarding European registration requirements for EBI-005. The scientific advice received indicates that the requirements for European registration in dry eye disease will differ from the requirements for registration in the United States and our pivotal Phase 3 clinical program is not consistent with the advice of the CHMP. We plan to further discuss with the EMA a registration plan for EBI-005 in moderate to severe dry eye disease for the European Union. The EMA may require us to conduct other clinical trials, in addition to those included in our Phase 3 clinical program, in order to support an application for marketing approval of EBI-005.

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

We have not received guidance from other regulatory authorities outside the United States regarding the design of our pivotal Phase 3 clinical program. We may not receive clearance from the EMA or other national regulatory authorities in the European Union or other regulatory authorities outside the European Union to initiate our pivotal Phase 3 clinical trials on a timely basis, if at all. Our Phase 2 trial of EBI-005 for the treatment of allergic conjunctivitis was conducted in Canada. We have not submitted an investigational new drug application, or IND, to the FDA for the purpose of conducting clinical trials of EBI-005 for the treatment of allergic conjunctivitis. We must submit an IND to the FDA before commencing clinical trials of EBI-005 for the treatment of allergic conjunctivitis in the United States. Submission of the IND may not result in the FDA allowing clinical trials to commence.

In our Phase 2 clinical trial of EBI-005 in patients with allergic conjunctivitis, we designed the Phase 2 study to evaluate the safety and efficacy of EBI-005 compared to vehicle-control in two models of allergen challenge adapted to evaluate the late phase response of allergy. The two models were a modified environmental exposure chamber model, or EEC, and a modified direct conjunctival allergen challenge model, or CAPT. Neither the modified CAPT nor the modified EEC has been used as the basis for approval by the FDA of any other treatment for allergic conjunctivitis. We met with the FDA’s Division of Transplant and Ophthalmology Products in February 2015 to discuss these results and our plans for a pivotal Phase 3 clinical program. Based in part on the discussions at that meeting and the scientific advice we received from the European Medicine Agency’s, or EMA, Committee for Medicinal Products for Human Use, or CHMP, we now believe that the CAPT model alone is not an appropriate model for the conduct of our pivotal clinical trials. We intend to use a natural environmental study design for further clinical development of EBI-005 for the treatment of allergic conjunctivitis. We have no clinical efficacy data on EBI-005 in a natural environmental study.

We believe that our pivotal Phase 3 clinical program in allergic conjunctivitis will consist of two Phase 3 clinical trials evaluating EBI-005 for the treatment of moderate to severe allergic conjunctivitis and a separate clinical trial evaluating the safety of treatment with EBI-005. If we cannot use the results of our separate safety study of EBI-005 in our Phase 3 clinical program in dry eye disease to satisfy the requirement for a separate safety study of EBI-005 in allergic conjunctivitis, we could experience a delay in completing our Phase 3 clinical program in allergic conjunctivitis and we would incur additional costs to complete this Phase 3 clinical program.

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

The current standard of care for dry eye disease includes artificial tears and topical anti-inflammatory and immune-modulating drugs. The anti-inflammatory and immune-modulating drug market for the treatment of moderate to severe dry eye disease consists primarily of Restasis, which is approved for use in the United States, and off-label use of corticosteriods. Some patients with moderate to severe dry eye disease are effectively treated by the current standard of care therapies, some of which are available in generic form or offered at relatively low prices. There are also a number of products and therapies in preclinical research and clinical development by third parties to treat dry eye disease. Some of these competitive products and therapies are based on scientific approaches that are the same as or similar to our approach, and others are based on entirely different approaches. These companies include pharmaceutical companies, biotechnology companies, and specialty pharmaceutical and generic drug companies of various sizes, such as Shire Plc (lifitegrast), Mimetogen Pharmaceuticals Inc. (MIM-D3), Allergan, Inc. (AGN-195263 and Restasis-X, a new formulation of Restasis), Kala Pharmaceuticals, Inc. (loteprednol mucous prenetrating particle (KPI-121)), Ocular Technologies SARL (OTX-101), Ocular Therapeutics, Inc. (OTX-DP), Herantis Pharma Plc (Cis-urocanic acid (Cis-UCA)), Winston Laboratories, Inc. (Civamide nasal spray), Xigen SA (XG-104) and Parion Sciences, Inc. (P-321).

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

In addition, our ability to compete may be affected in many cases by insurers or other third-party payors, particularly Medicare, seeking to encourage the use of generic products. Generic products are currently being used for the indications that we are pursuing, and additional products are expected to become available on a generic basis over the coming years. For example, in June 2013, the FDA’s Office of Generic Drugs released guidance for the development of generic versions of Restasis. If EBI-005 or any other product candidate that we may develop achieves marketing approval, we expect that it will be priced at a significant premium over competitive generic products.

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

We have relied on third parties, such as CROs, to conduct our clinical trials of EBI-005 and do not plan to independently conduct clinical trials of EBI-005 or our other product candidates. We expect to continue to rely on third parties, such as CROs, clinical data management organizations, medical institutions and clinical investigators, to conduct our clinical trials. These agreements might terminate for a variety of reasons, including a failure to perform by the third parties. If we need to enter into alternative arrangements, that would delay our product development activities.

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

Risks Related to Regulatory and Marketing Approval of Our Product Candidates and Other Legal Compliance Matters

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

To date, we have not obtained approval from the FDA or any foreign regulatory authority to market or sell any of our product candidates, including EBI-005. The failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate. The activities associated with the development and commercialization of our product candidates, including EBI-005, including design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by the EMA and similar regulatory authorities outside the United States. We have only limited experience in filing and supporting the applications necessary to gain marketing approvals and expect to rely on third-party CROs to assist us in this process.

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

The regulatory process can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Moreover, changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data is insufficient for approval and require additional preclinical, clinical or other studies. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent marketing approval of a product candidate.

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

In order for the FDA to grant orphan drug exclusivity to one of our products, the agency must find that the product is indicated for the treatment of a condition or disease with a patient population of fewer than 200,000 individuals annually in the United States. The FDA may conclude that the condition or disease for which we seek orphan drug exclusivity does not meet this standard. Even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different products can be approved for the same condition. In addition, even after an orphan drug is approved, the FDA can subsequently approve the same product for the same condition if the FDA concludes that the later product is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. Orphan drug exclusivity may also be lost if the FDA or EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the product to meet the needs of the patients with the rare disease or condition.

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

Failure to obtain marketing approval in foreign jurisdictions would prevent our product candidates from being marketed abroad, and any approval we are granted for our product candidates in the United States would not assure approval of product candidates in foreign jurisdictions.

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

Accordingly, assuming we receive marketing approval for one or more of our product candidates, we and our contract manufacturers will continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production, product surveillance and quality control. If we are not able to comply with post-approval regulatory requirements, we could have the marketing approvals for our products withdrawn by regulatory authorities and our ability to market any future products could be limited, which could adversely affect our ability to achieve or sustain profitability. Thus, the cost of compliance with post-approval regulations may have a negative effect on our operating results and financial condition.

Any product candidate for which we obtain marketing approval will be subject to a strict enforcement of post-marketing requirements and we could be subject to substantial penalties, including withdrawal of our product from the market, if we fail to comply with all regulatory requirements or if we experience unanticipated problems with our products, when and if any of them are approved.

Any product candidate for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data, labeling, advertising and promotional activities for such product, will be subject to continual requirements of and review by the FDA and other regulatory authorities. These requirements include, but are not limited to, restrictions governing promotion of an approved product, submissions of safety and other post-marketing information and reports, registration and listing requirements, cGMP requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, and requirements regarding the distribution of samples to physicians and recordkeeping.

The FDA and other federal and state agencies, including the Department of Justice, closely regulate compliance with all requirements governing prescription drug products, including requirements pertaining to marketing and promotion of drugs in accordance with the provisions of the approved labeling and manufacturing of products in accordance with cGMP requirements. Violations of such requirements may lead to investigations alleging violations of the FDCA and other statutes, including the False Claims Act and other federal and state health care fraud and abuse laws as well as state consumer protection laws. Our failure to comply with all regulatory requirements, and later discovery of previously unknown adverse events or other problems with our products, manufacturers or manufacturing processes, may yield various results, including:

•	litigation involving patients taking our products;

•	restrictions on such products, manufacturers or manufacturing processes;

•	restrictions on the labeling or marketing of a product;

•	restrictions on product distribution or use;

•	requirements to conduct post-marketing studies or clinical trials;

•	warning or untitled letters;

•	withdrawal of the products from the market;

•	refusal to approve pending applications or supplements to approved applications that we submit;

•	recall of products;

•	fines, restitution or disgorgement of profits or revenues;

•	suspension or withdrawal of marketing approvals;

•	damage to relationships with any potential collaborators;

•	unfavorable press coverage and damage to our reputation;

•	refusal to permit the import or export of our products;

•	product seizure; or

•	injunctions or the imposition of civil or criminal penalties.

Non-compliance by us or any future collaborator with regulatory requirements regarding safety monitoring or pharmacovigilance, and with requirements related to the development of products for the pediatric population, can also result in significant financial penalties. Similarly, failure to comply with regulatory requirements regarding the protection of personal information can also lead to significant penalties and sanctions.

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

The failure to comply with laws governing international business practices may result in substantial civil and criminal penalties and suspension or debarment from government contracting. The Securities and Exchange Commission, or SEC, also may suspend or bar issuers from trading securities on U.S. exchanges for violations of the FCPA’s accounting provisions.

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

Our employees may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements, which could cause significant liability for us and harm our reputation.

We are exposed to the risk of employee fraud or other misconduct, including intentional failures to comply with FDA regulations or similar regulations of comparable non-U.S. regulatory authorities, provide accurate information to the FDA or comparable non-U.S. regulatory authorities, comply with manufacturing standards we have established, comply with federal and state healthcare fraud and abuse laws and regulations and similar laws and regulations established and enforced by comparable non-U.S. regulatory authorities, report financial information or data accurately or disclose unauthorized activities to us. Employee misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from afailure to be in compliance with such laws, standards or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and results of operations, including the imposition of significant fines or other sanctions.

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

We rely significantly on information technology and any failure, inadequacy, interruption or security lapse of that technology, including any cyber security incidents, could harm our ability to operate our business effectively.

Despite the implementation of security measures, our internal computer systems and those of third parties with which we contract are vulnerable to damage from cyber-attacks, computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. System failures, accidents or security breaches could cause interruptions in our operations, and could result in a material disruption of our clinical and commercialization activities and business operations, in addition to possibly requiring substantial expenditures of resources to remedy. The loss of clinical trial data could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and our product research, development and commercialization efforts could be delayed.

Risks Related to Our Common Stock

Our executive officers, directors and principal stockholders, if they choose to act together, have the ability to control all matters submitted to stockholders for approval.

As of March 1, 2015, our executive officers and directors, combined with our stockholders who own more than 5% of our outstanding common stock, in the aggregate, beneficially owned shares representing approximately 78.4% of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against that company. We also may face securities class action litigation if we cannot obtain regulatory approvals for or if we otherwise fail to commercialize EBI-005. Such litigation, if instituted against us, could cause us to incur substantial costs to defend such claims and divert management’s attention and resources.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

As of December 31, 2014, we had federal net operating loss, or NOL, carryforwards of $84.9 million, state NOL carryforwards of $83.6 million and aggregate federal and state research and development tax credit carryforwards of $1.3 million available to reduce future taxable income. These federal and state NOL carryforwards and federal and state tax credit carryforwards expire at various dates that expire beginning in 2029 through 2034, if not utilized. Utilization of these NOL and tax credit carryforwards may be subject to a substantial limitation under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, and comparable provisions of state, local and foreign tax laws due to changes in ownership of our company that have occurred previously or that could occur in the future. Under Section 382 of the Code and comparable provisions of state, local and foreign tax laws, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change by value in its equity ownership over a three year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes, such as research and development tax credits, to reduce its post-change income may be limited. We have not completed a study to determine whether our IPO, our most recent private placements of our common stock and warrants to purchase shares of our common stock and other transactions that have occurred over the past three years may have triggered an ownership change limitation. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, if we generate taxable income, our ability to use our pre-change NOL and tax credits carryforwards to reduce U.S. federal and state taxable income may be subject to limitations, which could result in increased future tax liability to us.

A significant portion of our total outstanding shares are eligible to be sold into the market, which could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of March 1, 2015, we had outstanding 18,108,367 shares of common stock. Of these shares, 10,181,217 shares are restricted securities under Rule 144 under the Securities Act. Any of our remaining shares that are not restricted securities under Rule 144 under the Securities Act, including 2,615,520 shares that may be immediately sold pursuant to the registration statement on Form S-1 that we filed on December 19, 2014, or Resale S-1, and shares sold in our IPO, may be resold in the public market without restriction unless purchased by our affiliates.

Moreover, holders of an aggregate of 8,527,827 shares of our common stock have rights, subject to specified conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. On April 9, 2014, we filed a registration statement registering all shares of common stock that we may issue under our equity compensation plans. As of March 1, 2015, we had outstanding options to purchase an aggregate of approximately 1,939,026 shares of our common stock, of which options to purchase approximately 632,350 shares were vested. These shares can be freely sold in the public market upon issuance, subject to volume, notice and manner of sale limitations applicable to affiliates.

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

We have never declared or paid cash dividends on our common stock. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. In addition, the terms of our loan and security agreement with Silicon Valley Bank and any future debt agreements that we may enter into, may preclude us from paying dividends without the lenders’ consent or at all. As a result, capital appreciation, if any, of our common stock will be our stockholders’ sole source of gain.

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

	Market Price
	High	Low
First quarter (February 6, 2014 to March 31, 2014)	$19.33	$10.11
Second quarter	$17.48	$10.01
Third quarter	$14.07	$9.50
Fourth quarter	$12.10	$10.00

As of March 1, 2015, we had approximately 37 holders of record of our common stock. This number does not include beneficial owners whose shares were held in street name.

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

Recent Sales of Unregistered Securities

Set forth below is information regarding shares of our common stock, shares of our preferred stock, warrants to purchase shares of our common stock and convertible promissory notes issued, and stock options granted, by us since January 1, 2014 that were not registered under the Securities Act. Also included is the consideration, if any, received by us for such shares, warrants and options and information relating to the section of the Securities Act, or rule of the SEC, under which exemption from registration was claimed.

(a) Issuances of Securities and Warrants

In December 2014, we issued and sold in a private placement an aggregate of 1,743,680 shares of our common stock to 10 investors at a price per share of $11.47, as well as warrants to purchase approximately 871,840 shares of our common stock at an exercise price of $15.00 per share, for aggregate gross proceeds to the Company of approximately $20 million. Citigroup Global Markets Inc., Cowen and Company, LLC and Leerink Partners LLC acted as placement agents in connection with this private placement.

No underwriters were involved in the foregoing issuances of securities. The securities described in this section (a) of Item 5 were issued to investors in reliance upon the exemption from the registration requirements of the Securities Act, as set forth in Section 4(a)(2) under the Securities Act relative to transactions by an issuer not involving any public offering, to the extent an exemption from such registration was required. The recipients in each of these transactions represented to us in connection with their purchase that they were accredited investors and were acquiring the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in these transactions. Each of the recipients of securities in these transactions was an accredited investor under Rule 501 of Regulation D.

(b) Stock Option Grants

Between January 1, 2014 and April 9, 2014, we did not grant options to purchase shares of common stock pursuant to our 2009 Stock Incentive Plan. Between January 1, 2014 and April 9, 2014 we issued an aggregate of 7,874 shares of common stock upon the exercise of options for aggregate consideration of $500 and options to purchase 4,724 shares had been forfeited.

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

(c) Issuance of Warrants

In connection with our Second Loan Modification Agreement with Silicon Valley Bank, or SVB, we issued to SVB and Life Science Loans, LLC warrants to purchase a total of 27,500 shares of our common stock at a per share exercise price of $11.04 (the “Warrants”). On such date as the second tranche is drawn down under the loan facility, the Warrants will become exercisable for the purchase of an additional 27,500 shares of our common stock at a per share exercise price equal to the average of the closing prices of our common stock on the 15 trading days prior to such date. The issuance of the Warrants was made in reliance on the exemption from the registration requirements of the Securities Act, as set forth in Section 4(a)(2) under the Securities Act relative to transactions by an issuer not involving any public offering, to the extent an exemption from such registration was required. All acquirers of the Warrants represented to us that they were accredited investors and were acquiring the Warrants for their own account for investment purposes only and not with a view to, or for sale in connection with, any distribution thereof and that they could bear the risks of the investment and could hold the Warrants for an indefinite period of time, and appropriate legends were affixed to the instruments representing such Warrants. Such recipients either received adequate information about us or had, through their relationships with us, access to such information.

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

As of December 31, 2014, we have used approximately $29.9 million of the net proceeds from the initial public offering as follows:

•	approximately $14.7 million to fund external research and development expenses for our pivotal Phase 3 clinical program for EBI-005 in patients with moderate to severe dry eye disease;

•	approximately $2.2 million to fund external research and development expenses for our Phase 2 clinical trial of EBI-005 in patients with allergic conjunctivitis; and

•	approximately $13.0 million for working capital and other general corporate purposes, which includes our internal research and development expenses for EBI-005, development of our preclinical product candidates and pursuit of other research and discovery efforts.

There has been no material change in the use of proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b)(4) on February 6, 2014.

Purchase of Equity Securities

We did not purchase any of our registered equity securities during the period covered by this Annual Report on Form 10-K.

Item 6.	Selected Financial Data.

You should read the following selected financial data together with our financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Annual Report on Form 10-K. We have derived the statement of operations data for the years ended December 31, 2014, 2013 and 2012 and the balance sheet data as of December 31, 2014 and 2013 from our audited financial statements included in this Annual Report on Form 10-K. We derived the statements of operations data for the years ended December 31, 2011 and the balance sheet data as of December 31, 2012 and 2011 from our audited consolidated financial statements that are not included elsewhere in this Annual Report on Form 10-K. Our historical results for any prior period are not necessarily indicative of results to be expected in any future period.

	Year Ended December 31,
	2014	2013	2012	2011
	(in thousands, except per share data)
Statement of Operations Data:
Collaboration revenue	$2,243	$1,334	$—	$—
Operating expenses:
Research and development	26,703	13,788	15,263	9,411
General and administrative	8,471	4,024	4,213	3,267

Total operating expenses	35,174	17,812	19,476	12,678

Loss from operations	(32,931)	(16,478)	(19,476)	(12,678)
Other expense:
Other expense, net	(849)	(147)	(13)	3
Interest expense	(376)	(1,400)	(168)	(151)

Total other expense, net	(1,225)	(1,547)	(181)	(148)

Net loss and comprehensive loss	$(34,156)	$(18,025)	$(19,657)	$(12,826)

Cumulative preferred stock dividends and accretion of preferred stock discount	(519)	(3,857)	(3,111)	(1,452)

Net loss applicable to common stockholders	$(34,675)	$(21,882)	$(22,768)	$(14,278)

Net loss per share applicable to common stockholders—basic and diluted	$(2.37)	$(16.18)	$(22.93)	$(17.80)

Weighted-average number of common shares used in net loss per share applicable to common stockholders—basic and diluted	14,644	1,352	993	802

See Note 2 within the notes to our financial statements appearing elsewhere in this Annual Report on Form 10-K for a description of the method used to calculate basic and diluted net loss per share applicable to common stockholders.

	As of December 31,
	2014	2013	2012	2011
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$54,059	$7,942	$7,882	$700
Working capital	49,199	2,677	6,446	(1,229)
Total assets	55,000	11,237	9,503	2,665
Notes payable, net of current portion	9,749	2,876	1,769	325
Warrant liability	3,219	297	147	26
Convertible preferred stock	—	56,678	45,035	19,644
Accumulated deficit	(91,750)	(57,594)	(39,569)	(19,912)
Total stockholders’ equity (deficit)	36,826	(54,332)	(39,296)	(19,791)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

We were incorporated and commenced active operations in early 2008, and our operations to date have been limited to organizing and staffing our company, acquiring rights to intellectual property, business planning, raising capital, developing our technology, identifying potential product candidates, undertaking preclinical studies and, beginning in 2012, conducting clinical trials. To date, we have financed our operations primarily through private placements of our common stock, preferred stock and convertible bridge notes, venture debt borrowings, the initial public offering of our common stock, or IPO, and, to a lesser extent, from a collaboration. All of our revenue to date has been collaboration revenue, which we first began to generate in 2013. We recognized collaboration revenue of $2.2 million and $1.3 million for the years ended December 31, 2014 and 2013, respectively. Since inception, we have incurred significant operating losses. As of December 31, 2014, we had an accumulated deficit of $91.8 million. Our net loss was $34.2 million for the year ended December 31, 2014, $18.0 million for the year ended December 31, 2013 and $19.7 million for the year ended December 31, 2012. In February 2014, we closed our IPO. We received aggregate net proceeds from the IPO of approximately $50.2 million, after deducting underwriting discounts and commissions and other offering expenses payable by us.

We anticipate that our expenses will increase substantially as compared to prior periods in connection with conducting our pivotal Phase 3 clinical program, consisting of two Phase 3 clinical trials evaluating the safety and efficacy of EBI-005, our most advanced product candidate, for the treatment of moderate to severe dry eye disease and a separate clinical trial evaluating the safety of treatment with EBI-005 for one year, and, if successful, seeking marketing approval for EBI-005 for this indication in the United States.

We also expect our expenses to increase as we conduct additional clinical trials of EBI-005 for the treatment of allergic conjunctivitis or other additional indications or for use in other patient populations, as we seek marketing approval of EBI-005 for the treatment of allergic conjunctivitis or other indications or for use in other patient populations, and as we continue research and development and initiate additional clinical trials of, and seek marketing approval for, our other product candidates. In addition, if we obtain marketing approval for EBI-005 or any other product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Furthermore, since the closing of our IPO, we have incurred additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

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

In connection with the agreement, we received an upfront, non-refundable payment of $1.75 million, and are entitled to receive payment for our performance of activities under the agreement at a set rate per full time annual equivalent personnel for research services pursuant to the agreement. We identified three deliverables in the arrangement: the research license, the research services and our participation on the joint research committee, or JRC deliverable, and concluded that there are two units of accounting: a combined research license and research services deliverable and the JRC deliverable. The estimated selling price for the JRC deliverable was de minimis, and thus we allocated the fixed arrangement consideration to the combined unit of accounting. We are recognizing revenue using the proportional performance method by which the amounts are recognized in proportion to the costs incurred based on full time equivalent efforts. In addition, we are eligible to receive up to an aggregate of $10.0 million if ThromboGenics achieves specified preclinical and clinical development milestones and up to an aggregate of $15.0 million if ThromboGenics achieves specified regulatory milestones. There are no commercialization or sales based milestones under the agreement. ThromboGenics is obligated to pay us a low single digit royalty on the sale of collaboration products. We recognized collaboration revenue of $2.2 million in connection with this collaboration for the year ended December 31, 2014 and $1.3 million for the year ended December 31, 2013. We expect that any revenue we generate from our collaboration with ThromboGenics will fluctuate from quarter to quarter as a result of the uncertain timing and amount of payments for research services, milestone payments and royalties.

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for the development of our product candidates, which include:

•	employee-related expenses, including salaries, benefits, travel and stock-based compensation expense;

•	expenses incurred under agreements with clinical research organizations, or CROs, and investigative sites that conduct our clinical trials;

•	expenses associated with developing manufacturing capabilities and manufacturing clinical study materials;

•	facilities, depreciation, and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, insurance, and other supplies; and

•	expenses associated with preclinical and regulatory activities.

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

	Year ended December 31,
	2014	2013	2012
	(in thousands)
EBI-005	$19,820	$7,366	$8,680

Personnel and other expenses:
Employee and contractor-related expenses	4,620	4,409	3,867
Platform-related lab expenses	855	997	1,710
Facility expenses	473	773	733
Other expenses	935	243	273

Total personnel and other expenses	6,883	6,422	6,583

Total research and development expenses	$26,703	$13,788	$15,263

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

Other Income (Expense), Net

Other income and expense consists primarily of interest income earned on cash and cash equivalents, interest expense on outstanding debt, the gain or loss associated with the change in the fair value of our preferred stock warrant liability and the convertible notes that are carried at fair value, the loss on extinguishment of debt and the expense related to the issuance costs allocated to warrants measured at fair value.

Critical Accounting Policies and Significant Judgments and Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which we have prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, accrued research and development expenses and stock-based compensation. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Significant Factors, Assumptions and Methodologies Used in Determining Fair Value

We apply the fair value recognition provisions of ASC Topic 718, Compensation-Stock Compensation, or ASC 718. Determining the amount of stock-based compensation to be recorded requires us to develop estimates of the fair value of stock options as of their grant date. We recognize stock-based compensation expense for service-based awards ratably over the requisite service period, which in most cases is the vesting period of the award. Calculating the fair value of stock-based awards requires that we make highly subjective assumptions.

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

We use the “simplified method” to estimate the expected term of stock option grants to employees. Under this approach, the weighted-average expected life is presumed to be the average of the contractual term (ten years) and the vesting term (generally four years) of our stock options, taking into consideration multiple vesting tranches. We utilize this method due to a lack of historical exercise data and the plain-vanilla nature of our share-based awards. We have never paid, and do not anticipate paying, any cash dividends in the foreseeable future, and therefore use an expected dividend yield of zero in the option-pricing model. The risk-free rate is based on the yield curve of U.S. Treasury securities with periods commensurate with the expected term of the options being valued. The fair value of each stock option granted to employees is estimated on the date of grant using the Black-Scholes option-pricing model based on the assumptions noted in the following table:

	Year Ended December 31,
	2014	2013	2012
Risk-free interest rate	1.67-2.02%	1.09-2.07%	0.57-0.95%
Expected dividend yield	—	—	—
Expected term (in years)	5.75-6	6	6
Expected volatility	60.00-69.58%	72.13-77.80%	70.48-70.80%

We are also required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from our estimates. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. To the extent that actual forfeitures differ from our estimates, the difference is recorded as a cumulative adjustment in the period the estimates are revised. Stock-based compensation expense recognized in the financial statements is based on awards that are ultimately expected to vest. Through December 31, 2014, actual forfeitures have not been material.

Stock-based compensation expense was $2.4 million for the year ended December 31, 2014, $1.3 million for the year ended December 31, 2013 and $0.1 million for the year ended December 31, 2012. As of December 31, 2014, we had $2.7 million of total unrecognized stock-based compensation expense related to service-based vesting awards, which we expect to recognize over a weighted-average remaining vesting period of approximately 2.54 years. In addition, as of December 31, 2014, we had unrecognized compensation expense related to performance-based awards of $2.1 million, which will be recorded when the vesting conditions become probable of achievement. Our stock-based compensation expense is expected to increase as a result of recognizing our existing unrecognized stock-based compensation for awards that will vest and as we issue additional stock-based awards to attract and retain our employees.

We allocated stock-based compensation expense as follows:

	Year ended December 31,
	2014	2013	2012
	(in thousands)
Research and development expense	$1,069	$1,150	$117
General and administrative expense	1,363	110	13

Total stock-based compensation expense	$2,432	$1,260	$130

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

There is inherent uncertainty in the estimates, forecasts and projections we used in determining the fair value of our common stock prior to becoming a public company, and if we had made different assumptions and estimates than those described above, the amount of our share-based compensation expense, net loss and net loss per share amounts could have been materially different.

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

Results of Operations

Comparison of the Year Ended December 31, 2014 and 2013

	Year ended December 31,
	2014	2013	Change
	(in thousands)
Collaboration revenue	$2,243	$1,334	$909
Operating expenses:
Research and development	26,703	13,788	12,915
General and administrative	8,471	4,024	4,447

Total operating expenses	35,174	17,812	17,362

Loss from operations	(32,931)	(16,478)	(16,453)
Other expense, net	(1,225)	(1,547)	322

Net loss	$(34,156)	$(18,025)	$(16,131)

Revenue. Revenue was $2.2 million for the year ended December 31, 2014 compared to $1.3 million for the year ended December 31, 2013. The increase of $0.9 million was due to revenue recognized pursuant to the ThromboGenics collaboration and license agreement entered into in May 2013.

Research and development expenses. Research and development expenses were $26.7 million for the year ended December 31, 2014 compared to $13.8 million for the year ended December 31, 2013. The increase of $12.9 million was primarily due to an increase of $12.5 million of EBI-005 related development expenses. In early 2014, we initiated a pivotal Phase 3 clinical program evaluating EBI-005 for the treatment of moderate to severe dry eye disease. We also initiated and completed a Phase 2 clinical trial to evaluate the use of EBI-005 in patients with allergic conjunctivitis in 2014. These increases in research and development expenses were partially offset by decreases in research and development expenses as a result of the completion of the Phase 1b/2a clinical trial of EBI-005 in patients with moderate to severe dry eye disease in 2013.

General and administrative expenses. General and administrative expenses were $8.5 million for the year ended December 31, 2014 compared to $4.0 million for the year ended December 31, 2013. The increase of $4.4 million was primarily due to increased operating costs as a result of our transition from a private company to a public company, including legal, accounting, insurance and investor relations expenses. In addition, stock-based compensation expense allocated to general and administrative expenses was $1.4 million for the year ended December 31, 2014 compared to $0.1 million for the year ended December 31, 2013.

Other expense, net. Other expense, net was $1.2 million for the year ended December 31 2014 compared to $1.5 million for the year ended December 31, 2013. The decrease was primarily due to the change in the fair value of the convertible notes payable of $(1.0) million recorded in 2013 and none in 2014 partially offset by the loss on extinguishment of debt of $0.5 million and the expense related to the issuance costs allocated to warrants measured at fair value of $0.3 million, both recorded in 2014.

Comparison of the Year Ended December 31, 2013 and 2012

	Year ended December 31,
	2013	2012	Change
	(in thousands)
Collaboration revenue	$1,334	$—	$1,334
Operating expenses:
Research and development	13,788	15,263	(1,475)
General and administrative	4,024	4,213	(189)

Total operating expenses	17,812	19,476	(1,664)

Loss from operations	(16,478)	(19,476)	2,998
Other expense, net	(1,547)	(181)	(1,366)

Net loss	$(18,025)	$(19,657)	$1,632

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

Other expense, net. Other expense, net was $1.5 million for the year ended December 31 2013 compared to $0.2 million for the year ended December 31, 2012. The increase was primarily due to the change in the fair value of the warrant liability, which increased from $0.1 million to $0.3 million, the change in the fair value of convertible notes payable of $1.0 million, and an increase in interest expense due to additional borrowings under our debt facility during the year ended December 31, 2013.

Liquidity and Capital Resources

Sources of Liquidity

Since inception, we have incurred significant operating losses. All of our revenue to date has been collaboration revenue. To date, we have financed our operations primarily through private placements of our common stock, preferred stock and bridge notes convertible into our preferred stock, venture debt borrowings, our IPO, which we closed in February 2014, and, to a lesser extent, from a collaboration.

In May 2013, we entered into the collaboration and license agreement with ThromboGenics. Under this collaboration, ThromboGenics made a $1.75 million up-front, non-refundable cash payment to us and will fund the research services that we provide under the agreement.

Cash Flows

As of December 31, 2014, we had cash and cash equivalents of $54.1 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.

The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Year ended December 31,
	2014	2013	2012
	(in thousands)
Net cash provided by (used in):
Operating activities	$(29,307)	$(13,494)	$(19,092)
Investing activities	(137)	—	(110)
Financing activities	75,561	13,554	26,384

Net increase in cash and cash equivalents	$46,117	$60	$7,182

Operating activities. Net cash used in operating activities was $29.3 million for the year ended December 31, 2014, and consisted primarily of a net loss of $34.2 million adjusted for non-cash items, including stock-based compensation expense of $2.4 million, loss on extinguishment of debt of $0.5 million, depreciation expense of

$0.4 million, expense related to the issuance costs allocated to warrants measured at fair value of $0.3 million, change in fair value of warrant liability of $0.1 million and a net change in operating assets and liabilities of $1.1 million.

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

Investing activities. Net cash used in investing activities consists of purchases of property and equipment. For the year ended December 31, 2014, we purchased $0.1 million of property and equipment. We made no such purchases during the year ended December 31, 2013. For the year ended December 31, 2012, we purchased $0.1 million of property and equipment, primarily laboratory equipment.

Financing activities. Net cash provided by financing activities for the year ended December 31, 2014 was $75.6 million and consisted primarily of net proceeds from the IPO and the net proceeds from the private placement of common stock completed in December 2014. We received aggregate net proceeds from the IPO of approximately $50.2 million, after deducting underwriting discounts and commissions and other offering expenses payable by us, of which $1.3 million were paid in 2013. We received aggregate net proceeds from the private placement of approximately $18.2 million, after deducting placement agent’s fees and other offering expenses payable by us, of which $1.3 million were paid in 2014.

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

Funding Requirements

We anticipate that our expenses will increase substantially as compared to prior periods in connection with conducting our pivotal Phase 3 clinical program, consisting of two Phase 3 clinical trials evaluating the safety and efficacy of EBI-005, our most advanced product candidate, for the treatment of moderate to severe dry eye disease and a separate clinical trial evaluating the safety of treatment with EBI-005 for one year, and, if successful, seeking marketing approval for EBI-005 for this indication in the United States.

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

Furthermore, since the closing of our IPO, we have incurred additional costs associated with operating as a public company. Accordingly, we may need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

Our expenses will also increase if and as we:

•	pursue the development of EBI-005 for the treatment of allergic conjunctivitis or additional indications or for use in other patient populations or, if it is approved, seek to broaden the label for EBI-005;

•	continue the research and development of our other product candidates, including EBI-031 for the treatment of diabetic macular edema;

•	seek to discover and develop additional product candidates;

•	in-license or acquire the rights to other products, product candidates or technologies for the treatment of ophthalmic diseases;

•	seek marketing approvals for any product candidates that successfully complete clinical trials;

•	establish sales, marketing and distribution capabilities and scale up and validate external manufacturing capabilities to commercialize any products for which we may obtain marketing approval;

•	maintain, expand and protect our intellectual property portfolio;

•	hire additional clinical, quality control, scientific and management personnel;

•	expand our operational, financial and management systems and personnel, including personnel to support our clinical development, manufacturing and planned future commercialization efforts and our operations as a public company; and

•	increase our insurance coverage as we expand our clinical trials and commence commercialization of EBI-005.

As of December 31, 2014, we had cash and cash equivalents of 54.1 million. We believe that our cash and cash equivalents as of December 31, 2014 will enable us to fund our operating expenses, debt service obligations and capital expenditure requirements into 2016, without giving effect to any potential milestone payments we may receive under our collaboration and license agreement with ThromboGenics or draw down on the remaining $5 million of our debt facility. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at December 31, 2014:

	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(in thousands)
Operating lease obligations(1)	$457	$422	$35	$—	$—
Debt obligations(2)	12,384	961	7,422	4,001	—

Total fixed contractual obligations	$12,841	$1,383	$7,457	$4,001	$—

(1)	We lease office space at 215 First Street in Cambridge, Massachusetts under a non-cancelable operating lease that expires on January 31, 2016, with an option to extend the lease term through April 30, 2018.
(2)	Amounts include payments for interest on our debt obligations.

In May 2010, we entered into a $1.5 million secured debt facility with Silicon Valley Bank. We borrowed an aggregate of $1.5 million under the debt facility in June and July 2010 and issued Silicon Valley Bank promissory notes. In September 2012, we modified the terms of our secured debt facility with Silicon Valley Bank to increase the amount we could borrow thereunder to $5.0 million. We borrowed $2.0 million under the debt facility in September 2012 and an additional $3.0 million under the debt facility in February 2013. The debt facility is secured by substantially all of our assets except for our intellectual property. The debt facility carried a fixed interest rate of 5.75%. In November 2014, we modified our secured debt facility with Silicon Valley Bank to increase the amount we could borrow thereunder to $15.0 million. We borrowed $10.0 million under the debt facility in November 2014 and an additional $5.0 million is available through August 31, 2015, subject to the achievement of certain clinical development milestones. The debt facility carries a fixed interest rate of 3.75% above the prime lending rate. In addition, on the date that the debt facility is paid in full we are required to make a payment in an amount equal to 6% of total borrowings during the term of the debt facility. As of December 31, 2014, the outstanding principal balance borrowed under the debt facility was $10.0 million. The debt facility provides for the repayment of the outstanding principal balance and interest in equal monthly amounts beginning in December 2015 through November 2018. The debt facility contains negative covenants restricting our activities, including limitations on dispositions, mergers or acquisitions, incurring indebtedness or liens, paying dividends or making investments and certain other business transactions. There are no financial covenants associated with the debt facility. The obligations under the debt facility are subject to acceleration upon the occurrence of specified events of default, including a material adverse change in our business, operations or financial or other condition. In addition, upon the occurrence of a study discontinuation event, we must maintain at all times, cash collateral in an amount equal to the outstanding amount under the debt facility.

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

Net Operating Loss Carryforwards

As of December 31, 2014, we had $84.9 million of federal NOL carryforwards, state NOL carryforwards of $83.6 million and aggregate federal and state research and development tax credit carryforwards of $1.3 million available to reduce future taxable income. Due to our history of losses and lack of other positive evidence, we have determined that it is more likely than not that our deferred tax assets will not be realized, and therefore, the deferred tax assets were fully reduce by a valuation allowance. These federal and state NOL carryforwards and federal and state tax credit carryforwards expire at various dates beginning in 2029 through 2034, if not utilized. Utilization of the NOLs and general business tax credits carryforwards may be subject to a substantial limitation under Sections 382 and 383 of the Internal Revenue Code of 1986 as amended, which we refer to as the Code, due to changes in ownership of our company that have occurred previously or that could occur in the future. These ownership changes may limit the amount of NOLs and general business tax credits carryforwards that can be utilized annually to reduce future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382 of the Code, results from transactions increasing the ownership of “5-percent Shareholders” (as defined in the Code) in the stock of a corporation by more than 50 percentage points over a three-year period. We have not completed a study to determine the impact of this ownership change limitation on our NOL carryforwards under Section 382 of the Code. If we experienced a Section 382 ownership change in connection with our IPO or the private placement of our common stock in December 2014 or experience a Section 382 ownership charge as a result of future changes in our stock ownership, some of which changes are outside our control, the tax benefits related to the NOL carryforwards may be further limited or lost.

Off-balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of December 31, 2014, we had cash and cash equivalents of $54.1 million, primarily money market mutual funds consisting of U.S. government-backed securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Our available for sale securities are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

We contract with CROs and contract manufacturers globally. We may be subject to fluctuations in foreign currency rates in connection with certain of these agreements. Transactions denominated in currencies other than the United States dollar are recorded based on exchange rates at the time such transactions arise. As of December 31, 2014, substantially all of our total liabilities were denominated in the United States dollar.

Item 8.	Financial Statements and Supplementary Data.

Our financial statements, together with the report of our independent registered public accounting firm, appear on pages F-1 through F-31 of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There has been no change of accountants nor any disagreements with accountants on any matter of accounting principles or practices or financial disclosure required to be reported under this Item.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial and Business Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of December 31, 2014, the Company’s Chief Executive Officer and Chief Financial and Business Officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Based on our assessment we believe that, as of December 31, 2014, the Company’s internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit emerging growth companies, which we are, to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)under the Exchange Act) that occurred during the three months ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

The following table sets forth the name, age as of March 1, 2015 and position of each of our executive officers and directors.

Name	Age	Position
Abbie C. Celniker, Ph.D.	56	President and Chief Executive Officer and Director
Gregory D. Perry	54	Chief Financial and Business Officer
Eric S. Furfine, Ph.D.	55	Chief Scientific Officer
Karen L. Tubridy, Pharm.D.	52	Chief Development Officer
Daniel S. Lynch(1)(2)(3)	56	Chairman of the Board of Directors
David A. Berry, M.D., Ph.D.(2)	37	Director
Paul G. Chaney(2)	57	Director
Wendy Dixon Ph.D.(1)	59	Director
Jay S. Duker, M.D.	56	Director
Barry J. Gertz, M.D., Ph.D.	63	Director
Jane V. Henderson(1)(3)	49	Director
Cary G. Pfeffer, M.D.(3)	52	Director

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Nominating and Corporate Governance Committee.

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

Gregory D. Perry has served as our Chief Financial and Business Officer since December 2013. Prior to joining Eleven Biotherapeutics, Mr. Perry served as the Interim Chief Financial Officer of InVivo Therapeutics Holdings Corp., a drug delivery company, from September 2013 to December 2013. Prior to joining InVivo Therapeutics, Mr. Perry served as the Executive Vice President and Chief Financial Officer of ImmunoGen, Inc., a biopharmaceutical company, from April 2011 to September 2013 and as the Senior Vice President and Chief Financial Officer of ImmunoGen from January 2009 to April 2011. Prior to that, Mr. Perry served as the Chief Financial Officer of Elixir Pharmaceuticals, Inc., a pharmaceutical company, from 2007 to 2008. Mr. Perry has served on the board of directors of Ocata Therapeutics, Inc. since 2011. Mr. Perry received a B.A. in Economics and Political Science from Amherst College.

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

Daniel S. Lynch has served as the Chairman of our board of directors since December 2013. Mr. Lynch has served as a venture partner at Third Rock Ventures, a venture capital firm, since May 2013 and as an entrepreneur-in-residence from May 2011 to May 2013. Since 2005, Mr. Lynch has served on the boards of directors of several life sciences companies, including on the board of directors of BIND Therapeutics, Inc. since 2012 and on the board of directors of bluebird bio, Inc. since 2011. Prior to that, Mr. Lynch served as the Chief Financial Officer and then the Chief Executive Officer of ImClone Systems Inc. Mr. Lynch received a B.A. in Mathematics from Wesleyan University and a M.B.A. from the Darden Graduate School of Business Administration at the University of Virginia. We believe that Mr. Lynch is qualified to serve on our board of directors because of his experience as a senior executive and service on the boards of directors of other life sciences companies.

David A. Berry, M.D., Ph.D. has served as a member of our board of directors since August 2009. Dr. Berry has been with Flagship Ventures, a venture capital firm, since 2005, where he has served as a Partner since 2008. Dr. Berry received a B.S. from the Massachusetts Institute of Technology, a M.D. from Harvard Medical School and a Ph.D. from the Massachusetts Institute of Technology. We believe that Dr. Berry is qualified to serve on our board of directors because of his extensive experience as a venture capital investor in the life sciences industry and his service on the boards of directors of other life sciences companies.

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

Wendy L. Dixon, Ph.D. has served as a member of our board of directors since October 2014. Dr. Dixon has been the President of Great Meadow Consulting, L.L.C., a life science consulting firm, since July 2009. Additionally, Dr. Dixon has been an advisor to the Mellon Group since August 2014 and was a Senior Advisor to The Monitor Group, now Deloitte Consulting LLP, a consulting firm, from November 2010 to January 2012. Dr. Dixon has also been a member of the Industry Advisory Board of Longitude Capital, a venture capital firm, since March 2015.

From 2001 to 2009, Dr. Dixon was the Chief Marketing Officer and President, Global Marketing for Bristol-Myers Squibb, where she served on the Executive Committee. From 1996 to 2001, she was the Senior Vice President, Marketing at Merck and Co., and prior to that, she held executive management positions at West Pharmaceuticals, Osteotech and Centocor and various positions at SmithKline and French (now GlaxoSmithKline) in marketing, regulatory affairs, project management and as a biochemist. Dr. Dixon serves on the board of directors of Alkermes plc, Incyte Corporation, bluebird bio, and Orexigen Therapeutics, and was formerly on the boards of Ardea Biosciences, when Ardea was acquired by AstraZeneca plc, Furiex Pharmaceuticals, when Ardea was acquired by Actavis plc, and Dentsply International. Dr. Dixon received a B.S. and a M.S. in Natural Science and a Ph.D. in Biochemistry from the University of Cambridge (UK). We believe that Dr. Dixon is qualified to serve on our board of directors because of her extensive executive leadership experience in and knowledge of the life sciences industry.

Jay S. Duker, M.D., has served as a member of our board of directors since January 2015. Dr. Duker has served in varying capacities at the New England Eye Center (NEEC) since January 1992, most recently as Director since 2001. He has also served as Professor and Chairman of the Department of Ophthalmology at Tufts Medical Center and the Tufts University School of Medicine since 2003. He has published more than 185 journal articles, with his major research interests including retinal imaging, in particular optical coherence tomography (OCT), retinal vascular diseases, and drug delivery to the posterior segment. His book, Yanoff and Duker’s Ophthalmology, is one of the bestselling ophthalmic texts over the past decade. Dr. Duker is the co-founder of three companies including Hemera Biosciences, a biotech start-up whose focus is a gene therapy based treatment for age-related macular degeneration. Dr. Duker received an A.B. from Harvard University and a M.D. from the Jefferson Medical College at Thomas Jefferson University. We believe that Dr. Duker is qualified to serve on our board of directors because of his extensive clinical and academic experience in the ophthalmology field and as a co-founder of other life sciences companies.

Barry J. Gertz, M.D., Ph.D. has served as a member of our board of directors since January 2015. Since October 2014, Dr. Gertz has served as a venture partner at Clarus Ventures, a venture capital firm. Prior to his time with Clarus Ventures, Dr. Gertz served in varying roles at Merck & Co., Inc., a pharmaceutical company, from 1986 until July 2014, including as Senior Vice President from 2002 to 2014. Dr. Gertz has co-authored over 100 scientific publications and has been a contributor to the evaluation and approval of more than 25 new drugs or vaccines. Dr. Gertz received a B.A. in chemistry from the University of Pennsylvania. He subsequently received M.D. and Ph.D. degrees in the Medical Scientist Training Program at the University of Pennsylvania, School of Medicine with a Ph.D. in the Department of Pharmacology. We believe that Dr. Gertz is qualified to serve on our board of directors because of his extensive executive leadership experience in a pharmaceutical company and knowledge of the life sciences industry.

Jane V. Henderson has served as a member of our board of directors since October 2013. Since February 2013, Ms. Henderson has served as the Senior Vice President, Chief Financial and Business Officer of Kolltan Pharmaceuticals, Inc., a biopharmaceutical company. Prior to joining Kolltan Pharmaceuticals, Ms. Henderson served as the Vice President, Business Development of ISTA Pharmaceuticals, Inc., an eye care company, from June 2010 to June 2012, when ISTA Pharmaceuticals was acquired by Bausch + Lomb Incorporated. Prior to joining ISTA Pharmaceuticals, Ms. Henderson served as the Executive Vice President, Chief Financial Officer and Head of Business Development of Axerion Pharmaceuticals, Inc., a pharmaceutical company, from September 2009 to June 2010, provided independent consulting services from February 2009 to September 2009 and served as the Executive Vice President, Chief Financial Officer and Chief Business Officer of Panacos Pharmaceuticals, Inc., a pharmaceutical company, from January 2008 to February 2009. Prior to that, Ms. Henderson served in a variety of senior investment banking roles at HSBC Holdings plc, Canadian Imperial Bank of Commerce, Lehman Brothers and Salomon Brothers. Ms. Henderson received a B.S. in Psychology from Duke University. We believe that Ms. Henderson is qualified to serve on our board of directors because of her extensive executive leadership experience in and knowledge of the life sciences industry and her extensive finance background as an investment banker for over 19 years.

Cary G. Pfeffer, M.D. has served as a member of our board of directors since August 2009. Since 2007, Dr. Pfeffer has served as a Partner of Third Rock Ventures. While at Third Rock Ventures, Dr. Pfeffer also served as our Chief Business Officer from February 2010 to September 2011. Dr. Pfeffer received a B.A. in Biochemistry from Columbia University, a M.B.A. from the Wharton School and a M.D. from the University of Pennsylvania School of Medicine. We believe that Dr. Pfeffer is qualified to serve on our board of directors because of his extensive experience as a venture capital investor in the life sciences industry, his service on the boards of directors of other life sciences companies, his prior service as our Chief Business Officer and his extensive executive leadership experience at other life science companies for over 15 years.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on our review of copies of reports filed by individuals and entities required to make filings pursuant to Section 16(a) of the Exchange Act or written representations from such individuals or entities, we believe that during 2014 all filings required to be made by such individuals or entities were timely made in accordance with the Exchange Act.

Code of Business Conduct and Ethics

We have adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A current copy of the code is posted on the Corporate Governance section of our website, which is located at http://www.elevenbio.com. If we make any substantive amendments to, or grant any waivers from, the code of business conduct and ethics for any officer or director, we will disclose the nature of such amendment or waiver on our website or in a Current Report on Form 8-K to the extent required by applicable law, the rules of the SEC or the rules of the NASDAQ Global Market.

Audit Committee

The members of our audit committee are Ms. Henderson, Dr. Dixon and Mr. Lynch. Ms. Henderson is the chair of the audit committee. Our board of directors has determined that each of Ms. Henderson and Mr. Lynch is an “audit committee financial expert” as defined in applicable SEC rules and that each qualifies as independent as defined under the applicable NASDAQ rules.

Item 11. Executive Compensation.

This section describes the material elements of compensation awarded to, earned by or paid to each of our named executive officers in 2014. Our named executive officers for 2014 are Abbie C. Celniker, Ph.D., our President and Chief Executive Officer, Gregory D. Perry, our Chief Financial and Business Officer, and Eric S. Furfine, Ph.D., our Chief Scientific Officer. This section also provides qualitative information regarding the manner and context in which compensation is awarded to and earned by our executive officers and is intended to place in perspective the data presented in the tables and narrative that follow.

Summary Compensation Table

The following table sets forth information regarding compensation awarded to, earned by or paid to each of our named executive officers for the years ended December 31, 2014 and 2013.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Option awards ($)(2)	All other compensation ($)		Total ($)
Abbie C. Celniker, Ph.D.	2014	393,750	177,188	—	—		570,938
President and Chief Executive Officer	2013	375,000	84,375	273,372	—		732,747

Gregory D. Perry.	2014	340,000	89,851	—	24,000	(3)	453,851
Chief Financial and Business Officer	2013	3,923	—	901,562	—		905,485

Eric S. Furfine, Ph.D.	2014	318,300	84,116	—	—		402.416
Chief Scientific Officer	2013	309,000	35,500	91,876	—		436,376

(1)	Except where noted, the amounts reported in the “Bonus” column reflect discretionary annual cash bonuses payable to our executive officers for their 2014 performance.
(2)	The amounts reported in the “Option awards” column reflect the aggregate fair value of stock-based compensation awarded during the year computed in accordance with the provisions of Financial Accounting Standards Board Accounting Standard Codification, or ASC, Topic 718. See Note 11 to our financial statements appearing at the end of this Annual Report on Form 10-K regarding assumptions underlying the valuation of equity awards.
(3)	All other compensation includes an apartment rental allowance of up to $2,000 per month.

Narrative to Summary Compensation Table

In 2014, we paid annual base salaries of $393,750 to Dr. Celniker, $340,000 to Mr. Perry and $318,300 to Dr. Furfine. In 2013, we paid annual base salaries of $375,000 to Dr. Celniker, $3,923 to Mr. Perry and $309,000 to Dr. Furfine. Base salaries are used to recognize the experience, skills, knowledge and responsibilities required of all our employees, including our named executive officers. None of our named executive officers is currently party to an employment agreement or other agreement or arrangement that provides for automatic or scheduled increases in base salary.

From time to time, our board of directors has approved discretionary annual cash bonuses to our named executive officers with respect to their prior year performance. In February 2015, our board of directors approved discretionary cash bonuses of $177,188 for Dr. Celniker, $89,851 for Mr. Perry and $84,116 for Dr. Furfine for their 2014 performance. In January 2014, our board of directors approved discretionary cash bonuses of $84,375 for Dr. Celniker and $35,500 for Dr. Furfine for their 2013 performance.

Although we do not have a formal policy with respect to the grant of equity incentive awards to our executive officers, or any formal equity ownership guidelines applicable to them, we believe that equity grants provide our executives with a strong link to our long-term performance, create an ownership culture and help to align the interests of our executives and our stockholders. In addition, we believe that equity grants with a time-based vesting feature promote executive retention because this feature incents our executive officers to remain in our employment during the vesting period. Accordingly, our board of directors periodically reviews the equity incentive compensation of our named executive officers and from time to time may grant equity incentive awards to them in the form of stock options. In 2014, we did not grant any equity incentive awards to our executive officers. In 2013, based upon our overall performance, we granted to Dr. Celniker options to purchase 137,795 shares of our common stock, and to Dr. Furfine options to purchase 47,244 shares of our common stock. In connection with the hiring of Gregory D. Perry as our Chief Financial and Business Officer, in December 2013, our board of directors granted Mr. Perry an option to purchase 145,748 shares of our common stock at an exercise price of $9.59 per share. Mr. Perry’s stock option vests over 4 years, with 25% of the shares underlying the option vested on December 9, 2014 and 6.25% of the shares underlying the option vesting quarterly thereafter.

Outstanding Equity Awards at December 31, 2014

The following table sets forth information regarding all outstanding stock options and restricted stock held by each of our named executive officers as of December 31, 2014.

	Option Awards					Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable		Option exercise price ($)	Option expiration date	Number of shares of stock that have not vested (#)		Market value of shares that have not vested ($)
Abbie C. Celniker, Ph.D.	39,616	50,935	(1)	0.83	3/14/2023	66,437	(2)	789,272	(3)
	11,810	35,434	(1)	7.37	10/30/2023
Gregory D. Perry.	36,436	109,312	(4)	9.59	12/18/2023	—		—
Eric S. Furfine, Ph.D.	118,110	—		0.06	2/16/2021	—		—
	13,779	17,717	(5)	0.83	2/13/2023
	3,937	11,811	(5)	7.37	10/30/2023

(1)	Dr. Celniker’s option to purchase 90,551 shares of common stock vests over four years, with 6.25% of the shares underlying the option vesting quarterly after January 1, 2013. Dr. Celniker’s option to purchase 47,244 shares of common stock vests over four years in equal quarterly installments, with the first installment vesting on January 1, 2014.
(2)	Dr. Celniker’s shares of restricted stock vest over four years, with 25% of the shares vested on September 12, 2012 and 6.25% of the shares vesting quarterly thereafter.
(3)	The market value of these shares is based on the last reported sales price on December 31, 2014.
(4)	Mr. Perry’s option to purchase 145,748 shares of common stock vests over four years, with 25% of the shares underlying the option vested on December 9, 2014 and 6.25% of the shares underlying the option vesting quarterly thereafter.
(5)	Dr. Furfine’s option to purchase 118,110 shares of common stock vests over four years, with 25% of the shares underlying the option vested on December 20, 2011 and 6.25% of the shares underlying the option vesting quarterly thereafter. Dr. Furfine’s option to purchase 31,496 shares of common stock vest over four years, with 6.25% of the shares underlying the option vesting quarterly after January 1, 2013. Dr. Furfine’s option to purchase 15,748 shares of common stock vests over four years in equal quarterly installments, with the first installment vesting on January 1, 2014.

Employment Agreements with Executive Officers

In December 2013, we entered into amended and restated employment agreements with Dr. Celniker and Dr. Furfine. In addition, in December 2013, we entered into an employment agreement with Mr. Perry in connection with the commencement of his employment. Each of these agreements provides that employment will continue until either we or the executive officer provides notice of termination in accordance with the terms of the agreement. In addition, we have entered into non-competition, non-solicitation, confidentiality and assignment agreements with each of our executive officers which prohibit them from competing with us, soliciting our employees and customers and disclosing confidential information during the term of their employment and for a specified time thereafter.

Pursuant to their respective employment agreements, each of our executive officers is entitled to receive an annual base salary as follows: Dr. Celniker, $375,000; Mr. Perry, $340,000; and Dr. Furfine, $309,000. In January 2014, our board of directors approved merit based salary increases retroactively effective to January 1, 2014 for Dr. Celniker, whose annual base salary was increased to $393,750 and Dr. Furfine, whose annual base salary was increased to $318,300. In February 2015, our board of directors approved merit based salary increases retroactively effective to January 1, 2015 for Dr. Celniker, whose annual base salary was increased to $430,000,

Mr. Perry whose annual base salary was increased to $350,200 and Dr. Furfine, whose annual base salary was increased to $327,849.

In addition, each of our executive officers is eligible to receive an annual cash bonus, which is based on the achievement of individual and corporate performance objectives, calculated as a percentage of the executive’s annual base salary, and which will be determined by our board of directors, in its sole discretion. Dr. Celniker’s target annual bonus is 50% of her annual base salary, and the target bonus for each of our other executive officers is 30% of his annual base salary.

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

Other executive officers. If we terminate Dr. Furfine’s employment without cause, as defined in his employment agreement, or if he terminates his employment with us for good reason, as defined in his employment agreement, absent a change in control transaction, as defined in his employment agreement, we are obligated to pay his base salary for a period of 12 months and, to the extent allowed by applicable law and the applicable plan documents, to continue to provide him and certain of his dependents with group health and dental insurance for a period of 12 months.

If we terminate Dr. Furfine without cause or if he terminates his employment with us for good reason, in each case within 12 months following a change of control transaction, we are obligated to pay his base salary for a period of 12 months, to accelerate in full the vesting of all outstanding equity awards held by him and, to the extent allowed by applicable law and the applicable plan documents, to continue to provide him and certain of his dependents with group health and dental insurance for a period of 12 months.

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

Taxation. To the extent that any severance or other compensation payment to any of Dr. Celniker, Mr. Perry or Dr. Furfine pursuant to his or her employment agreement or any other agreement constitutes an “excess parachute payment” within the meaning of Sections 280G and 4999 of the Code, then such executive officer will receive the full amount of such severance and other payments, or a reduced amount intended to avoid the application of Sections 280G and 4999, whichever provides the executive with the highest amount on an after-tax basis.

Equity Incentive Plans

2009 Stock Incentive Plan

Our 2009 Stock Incentive Plan, or 2009 Plan, is administered by our board of directors and provided for the grant of incentive stock options within the meaning of Section 422 of the Code non-statutory stock options and restricted stock. Our employees, officers, directors, consultants and advisors were eligible to receive awards under our 2009 Plan. However, incentive stock options could only be granted to our employees. The terms of awards are set forth in the applicable award agreements. Our board of directors may amend, suspend or terminate our 2009 Plan at any time. Awards under our 2009 Plan are subject to adjustment in the event of certain corporate transactions affecting our common stock such as reorganizations, recapitalization, stock splits or similar transactions.

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

401(k) Plan

We maintain a defined contribution employee retirement plan for our employees. Our 401(k) plan is intended to qualify as a tax-qualified plan under Section 401 of the Code so that contributions to our 401(k) plan, and income earned on such contributions, are not taxable to participants until withdrawn or distributed from the 401(k) plan. Our 401(k) plan provides that each participant may contribute up to 90% of his or her pre-tax compensation, up to a statutory limit, which was $17,500 for 2014. Participants who are at least 50 years old can also make “catch-up” contributions, which in 2014 was up to an additional $5,500 above the statutory limit. Under our 401(k) plan, each employee is fully vested in his or her deferred salary contributions. Employee contributions are held and invested by the plan’s trustee, subject to participants’ ability to give investment directions by following certain procedures. We do not currently make discretionary contributions or matching contributions to our 401(k) plan.

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

The table below shows all compensation to our non-employee directors during 2014.

Name	Fees ($)	Option awards ($)(1)	Total ($)
Daniel S. Lynch(2)	96,750	810,147	906,897
Noubar B. Afeyan, Ph.D.(3)(4)	26,840	166,738	193,578
David A. Berry, M.D., Ph.D.(3)	42,203	166,738	208,941
Paul G. Chaney(5)	32,771	172,891	205,662
Wendy L. Dixon(6)	8,200	95,573	103,773
Jane V. Henderson	48,375	—	48,375
Mark J. Levin(3)(4)	26,840	166,738	193,578
Cary G. Pfeffer, M.D(3)	38,922	166,738	205,660

(1)	The amounts reported in the “Option awards” column reflect the aggregate fair value of stock-based compensation awarded during the year computed in accordance with the provisions of Financial Accounting Standards Board ASC Topic 718.
(2)	Immediately following the closing of our IPO, Mr. Lynch received a grant of restricted stock for 70,879 shares of common stock, representing a number of shares of common stock equal to 1.0% of the total number of shares of common stock issued and outstanding as of immediately following our IPO less 90,551 shares.

(3)	Effective as of the 30th trading day of our common stock on The NASDAQ Global Market, Dr. Afeyan, Dr. Berry, Mr. Levin and Dr. Pfeffer each received an option to purchase 16,143 shares of common stock, representing a number of shares of common stock equal to 0.1% of the total number of shares of common stock issued and outstanding as of immediately following our IPO.
(4)	Dr. Afeyan and Mr. Levin each resigned as a member of our Board of Directors and all committees thereof effective November 12, 2014.
(5)	In connection with the election of Mr. Chaney as a member of our board of directors, in February 2014, our board of directors granted Mr. Chaney an option to purchase 16,143 shares of our common stock at an exercise price of $17.37 per share. The February 2014 stock option vests over three years, with 1/26th of the shares underlying the option vesting at the end of each one-month period following February 27, 2014.
(6)	In connection with the election of Dr. Dixon as a member of our board of directors, in October 2014, our board of directors granted Dr. Dixon an option to purchase 16,143 shares of our common stock at an exercise price of $10.56 per share. The October 2014 stock option vests over three years, with 1/36th of the shares underlying the option vesting at the end of each one-month period following October 22, 2014.

During 2014, we did not provide any additional compensation to Dr. Celniker, our President and Chief Executive Officer, for her service as a director. Dr. Celniker’s compensation as an executive officer is set forth above under “Executive Compensation—Summary Compensation Table.”

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

Each annual cash fee will be payable in arrears in four equal quarterly installments on the last day of each quarter, provided that the amount of each payment will be prorated for any portion of a quarter that a director is not serving on our board and no fee was payable in respect of any period prior to February 5, 2014, the effective date of the registration statement for our IPO.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans

The following table shows information as of December 31, 2014 relating to our equity compensation plans under which shares of our common stock are authorized for issuance.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities in first column)
Equity compensation plans approved by security holders	1,438,528	$4.93	623,059	(1)
Equity compensation plans not approved by security holders	—	—	—

Total	1,438,528	$4.93	623,059	(1)

(1)	Reflects the total number of shares of our common stock available for issuance under our 2014 Plan and our 2014 ESPP as of December 31, 2014. Immediately prior to our initial public offering, up to 1,346,235 shares issuable under our 2009 Plan became available for future issuance under the 2014 Plan. Our 2014 Plan contains an “evergreen” provision, which allows for an annual increase in the number of shares of our common stock available for issuance under the plan on the first day of each fiscal year. The annual increase in the number of shares is equal to the lowest of: (i) 1,102,362 shares of our common stock; (ii) 4% of the number of shares of our common stock outstanding on the first day of the fiscal year; or (iii) an amount determined by our Board. On January 1, 2015, 722,331 shares of our common stock were added to our 2014 Plan pursuant to this provision.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information with respect to the beneficial ownership of our common stock as of March 1, 2015 by:

•	each of our directors;

•	each of our named executive officers;

•	all of our directors and executive officers as a group; and

•	each person, or group of affiliated persons, who is known by us to beneficially own more than 5% of our common stock based on currently available Schedules 13D and 13G filed with the Securities and Exchange Commission.

The column entitled “Percentage of Shares Beneficially Owned” is based on a total of 18,108,367 shares of our common stock outstanding as of March 1, 2015.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to our common stock. Shares of our common stock subject to options and warrants that are currently exercisable or exercisable within 60 days after March 1, 2015 are considered outstanding and beneficially owned by the person holding the options for the purpose of calculating the percentage ownership of that person but not for the purpose of calculating the percentage ownership of any other person. Except as otherwise noted, the persons and entities in this table have sole voting and investing power with respect to all of the shares of our common stock beneficially owned by them, subject to community property laws, where applicable. Except as otherwise set forth below, the address of each beneficial owner is c/o Eleven Biotherapeutics, Inc., 215 First Street, Suite 400, Cambridge, Massachusetts 02142.

Name and Address of Beneficial Owner	Number of shares beneficially owned	Percentage of shares beneficially owned
5% Stockholders:
Broadfin Capital, LLC(1)	966,615	5.3%
Entities affiliated with Flagship Ventures Management, Inc.(2)	3,373,425	18.6%
FMR, LLC(3)	1,956,626	10.8%
JAFCO Super V3 Investment Limited Partnership(4)	1,956,626	10.8%
Sabby Management, LLC(5)	1,046,205	5.7%
Third Rock Ventures, L.P.(6)	4,841,591	26.7%
Directors and Named Executive Officers:
Daniel S. Lynch(7)	161,430	*
David A. Berry, M.D., Ph.D.(8)	4,932	*
Paul G. Chaney(9)	5,829	*
Wendy L. Dixon, Ph.D.(10)	2,691	*
Jay S. Duker, M.D.(11)	1,345	*
Barry J. Gertz, M.D., Ph.D.(12)	1,345	*
Jane V. Henderson(13)	11,723	*
Cary G. Pfeffer, M.D.(14)	4,846,523	26.8%
Abbie C. Celniker, Ph.D.(15)	422,980	2.3%
Gregory D. Perry(16)	45,545	*
Eric S. Furfine, Ph.D.(17)	141,731	*
All current executive officers and directors as a group (12 persons)(18)	5,684,678	30.7%

*	Less than one percent.

(1)	All shares are held by Broadfin Capital, LLC. Each of Broadfin Capital, LLC, Broadfin Healthcare Master Fund, Ltd. and Kevin Kotler may be deemed to have shared voting power and shared dispositive power with respect to all shares held by Broadfin Capital, LLC. The address for Broadfin Capital, LLC is 237 Park Avenue, Suite 900, New York, NY 10017. Beneficial ownership is derived from a Schedule 13G/A filed on February 17, 2015.
(2)	Consists of (i) 1,907,008 shares of common stock held by Flagship Ventures Fund 2007 L.P., or Flagship 2007, (ii) 1,173,149 shares of common stock held by Flagship Ventures Fund IV, L.P., or Flagship IV, and (iii) 293,268 shares of common stock held by Flagship Ventures Fund IV-Rx, L.P., or Flagship IV-Rx. Each of Flagship Ventures 2007 General Partner LLC, the general partner of Flagship 2007, and Flagship Ventures Fund IV General Partner LLC, the general partner of Flagship IV and Flagship IV-Rx, may be deemed to share voting and dispositive power with respect to the shares held by the Flagship Funds respectively. In addition, investment decisions with respect to the shares held by each of the Flagship Funds are made in part by Dr. Berry, a member of our board of directors, is a partner of Flagship Ventures. Dr. Berry disclaims beneficial ownership of all shares held by the Flagship Funds, except to the extent of his pecuniary interest therein. The address for Flagship Ventures Management, Inc. is One Memorial Drive, 7th Floor, Cambridge, MA 02142.
(3)	All shares are held by FMR LLC. Edward C. Johnson 3d is a Director and the Chairman of FMR LLC and Abigail P. Johnson is a Director, the Vice Chairman, the Chief Executive Officer and the President of FMR LLC. Members of the family of Edward C. Johnson 3d, including Abigail P. Johnson, are the predominant owners, directly or through trusts, of Series B voting common shares of FMR LLC, representing 49% of the voting power of FMR LLC. The Johnson family group and all other Series B shareholders have entered into a shareholders’ voting agreement under which all Series B voting common shares will be voted in accordance with the majority vote of Series B voting common shares. Accordingly, through their ownership of voting common shares and the execution of the shareholders’ voting agreement, members of the Johnson family may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR LLC. Neither FMR LLC nor Edward C. Johnson 3d nor Abigail P. Johnson has the sole power to vote or direct the voting of the shares owned directly by the various investment companies registered under the Investment Company Act (“Fidelity Funds”) advised by Fidelity Management & Research Company (“FMR Co”), a wholly owned subsidiary of FMR LLC, which power resides with the Fidelity Funds’ Boards of Trustees. Fidelity Management & Research Company carries out the voting of the shares under written guidelines established by the Fidelity Funds’ Boards of Trustees. The address for FMR LLC is 245 Summer Street, Boston, MA 02210. Beneficial ownership is derived from a Schedule 13G filed on February 13, 2015.
(4)	All shares are held by JAFCO Super V3 Investment Limited Partnership. The address for JAFCO Super V3 Investment Limited Partnership is Otemachi First Square, West Tower, 11F, 1-5-1 Otemachi Chiyoda-ku, Tokyo 100-0004, Japan. Beneficial ownership is derived from a Schedule 13G/A filed on February 13, 2015.
(5)	Consists of (i) 697,470 shares of common stock and (ii) 348,735 shares of common stock issuable upon the exercise of warrants exercisable within 60 days after March 1, 2015. Each of Sabby Healthcare Master Fund, Ltd. and Sabby Volatility Warrant Master Fund, Ltd. (collectively, the “Sabby Funds”) has indicated that Hal Mintz has voting and investment power over the shares held by it. Each of the Sabby Funds has also indicated that Sabby Management, LLC serves as its investment manager, that Hal Mintz is the manager of Sabby Management, LLC and that each of Sabby Management, LLC and Hal Mintz disclaims beneficial ownership over these shares except to the extent of any pecuniary interest therein. The address for Sabby Management, LLC is 10 Mountainview Road, Suite 205 Upper Saddle River, New Jersey 07458.
(6)	All shares are held by Third Rock Ventures, L.P., or TRV L.P. Each of Third Rock Ventures GP L.P., or TRV GP L.P., and Third Rock Ventures GP, LLC, or TRV GP LLC, may be deemed to share voting and dispositive power with respect to all shares held by TRV L.P. In addition, investment decisions with respect to the shares held by TRV L.P. are made by an investment committee at TRV GP L.P. of which Dr. Pfeffer, a member of our board of directors, is a member. TRV GP L.P., TRV GP LLC and Dr. Pfeffer disclaim beneficial ownership of all shares held by TRV L.P., except to the extent of his pecuniary interest therein. The address for TRV L.P. is 29 Newbury Street, Boston, MA 02116.

(7)	Consists of (i) 70,879 shares of restricted common stock and (ii) 90,551 shares of common stock issuable upon the exercise of options exercisable within 60 days after March 1, 2015.
(8)	Consists of 4,932 shares of common stock issuable upon the exercise of options exercisable within 60 days after March 1, 2015. Mr. Berry was deemed not to beneficially own the 3,373,424 shares held by the entities affiliated with Flagship Ventures Management, Inc.
(9)	Consists of 5,829 shares of common stock issuable upon the exercise of options exercisable within 60 days after March 1, 2015.
(10)	Consists of 2,691 shares of common stock issuable upon the exercise of options exercisable within 60 days after March 1, 2015.
(11)	Consists of 1,345 shares of common stock issuable upon the exercise of options exercisable within 60 days after March 1, 2015.
(12)	Consists of 1,345 shares of common stock issuable upon the exercise of options exercisable within 60 days after March 1, 2015.
(13)	Consists of 11,723 shares of common stock issuable upon the exercise of options exercisable within 60 days after March 1, 2015.
(14)	Consists of (1) the shares held by Third Rock Ventures, L.P. described in footnote 3 above, which Dr. Pfeffer beneficially owns, and (2) 4,932 shares of common stock issuable upon the exercise of options exercisable within 60 days after March 1, 2015.
(15)	Consists of (i) 354,330 shares of restricted common stock and (ii) 68,650 shares of common stock issuable upon the exercise of options exercisable within 60 days after March 1, 2015.
(16)	Consists of 45,545 shares of common stock issuable upon the exercise of options exercisable within 60 days after March 1, 2015.
(17)	Consists of 141,731 shares of common stock issuable upon the exercise of options exercisable within 60 days after March 1 2015.
(18)	Consists of (i) 4,841,591 shares of common stock, (ii) 425,209 shares of restricted common stock, and (iii) 417,878 shares of common stock underlying options that are exercisable as of March 1, 2015 or will become exercisable within 60 days after such date.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Since January 1, 2014, we have engaged in the following transactions with our directors, executive officers and holders of more than 5% of our voting securities, and affiliates of our directors, executive officers and holders of more than 5% of our voting securities. We believe that all of these transactions were on terms as favorable as could have been obtained from unrelated third parties.

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

Broadfin Healthcare Master Fund, LTD, one of our principal stockholders, purchased a total of 108,900 shares of our common stock at a price per share of $11.47 and warrants to purchase 54,450 shares of our common stock at an exercise price of $15.00 per share for a purchase price of $1,249,083 in a private placement completed in December 2014 on the same terms as the other investors in the private placement.

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

Director Independence

Our board of directors has determined that each of Dr. Berry, Mr. Chaney, Dr. Dixon, Dr. Duker, Dr. Gertz, Ms. Henderson, Mr. Lynch, and Dr. Pfeffer are independent as independence is currently defined in applicable NASDAQ listing standards, including for purposes of Rule 10A-3 under the Exchange Act. Ms. Henderson, Mr. Lynch and Dr. Dixon are the current members of our audit committee; Mr. Lynch, Dr. Berry and Mr. Chaney are the current members of our compensation committee; and Mr. Lynch, Dr. Pfeffer and Ms. Henderson are the current members of our nominating and corporate governance committee.

Item 14. Principal Accountant Fees and Services.

Ernst & Young LLP provided audit and tax services to the Company consisting of the audit of the Company’s 2014 and 2013 financial statements and tax compliance services. The following table summarizes the fees for Ernst & Young LLP services to the Company for the last two fiscal years.

Fee Category	Fiscal Year 2014	Fiscal Year 2013
Audit Fees (1)	$365,000	$800,321
Audit-Related Fees (2)	—	—
Tax Fees (3)	8,000	7,000
All Other Fees (4)	—	—

Total Fees	$373,000	$807,321

(1)	Audit fees consist of fees for the audit of our annual financial statements and fees related to our IPO.
(2)	There were no audit-related fees for fiscal years 2014 and 2013.
(3)	Tax fees consist of fees for tax compliance services. Tax compliance services primarily relate to the preparation of our U.S. and Massachusetts tax returns.
(4)	There were no other fees for fiscal years 2014 and 2013.

In 2014, the Audit Committee adopted a formal policy concerning approval of audit and non-audit services to be provided to the Company by its independent registered public accounting firm, Ernst & Young LLP. The policy requires that all services to be provided by Ernst & Young LLP, including audit services and permitted audit-related and non-audit services, must be preapproved by the Audit Committee, provided that de minimis non-audit services may instead be approved in accordance with applicable SEC rules. The Board of Directors preapproved all audit and non-audit services provided by Ernst & Young LLP during fiscal year 2014 and fiscal year 2013.

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

March 6, 2015

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Abbie C. Celniker Abbie C. Celniker, Ph.D.	Director, President and Chief Executive Officer (Principal Executive Officer)	March 6, 2015

/s/ Gregory D. Perry Gregory D. Perry	Chief Financial and Business Officer (Principal Financial and Accounting Officer)	March 6, 2015

/s/ Daniel S. Lynch Daniel S. Lynch	Chairman of the Board of Directors	March 6, 2015

/s/ David A. Berry David A. Berry, M.D., Ph.D.	Director	March 6, 2015

/s/ Paul G. Chaney Paul G. Chaney	Director	March 6, 2015

/s/ Jay S. Duker, M.D. Jay S. Duker, M.D.	Director	March 6, 2015

/s/ Wendy L. Dixon, Ph.D. Wendy L. Dixon, Ph.D.	Director	March 6, 2015

/s/ Barry J. Gertz, M.D., Ph.D. Barry J. Gertz, M.D., Ph.D.	Director	March 6, 2015

/s/ Jane V. Henderson Jane V. Henderson	Director	March 6, 2015

/s/ Cary G. Pfeffer Cary G. Pfeffer, M.D.	Director	March 6, 2015

EXHIBIT INDEX

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on February 18, 2014)

3.2	Amended and Restated By-laws of the Registrant (Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed with the SEC on February 18, 2014)

4.1	Specimen Stock Certificate evidencing the shares of common stock (Incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-1/A filed with the SEC on January 23, 2014)

4.2	Amended and Restated Investors’ Rights Agreement of the Registrant (Incorporated by reference to Exhibit 4.2 to our Registration Statement on Form S-1/A filed with the SEC on January 23, 2014)

10.1+	Amended and Restated 2009 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-1 filed with the SEC on December 30, 2013)

10.2+	Form of Incentive Stock Option Agreement under the Amended and Restated 2009 Stock Incentive Plan (Incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-1 filed with the SEC on December 30, 2013)

10.3+	Form of Non-statutory Stock Option Agreement under the Amended and Restated 2009 Stock Incentive Plan (Incorporated by reference to Exhibit 10.3 to our Registration Statement on Form S-1 filed with the SEC on December 30, 2013)

10.4+	Form of Restricted Stock Agreement under the Amended and Restated 2009 Stock Incentive Plan (Incorporated by reference to Exhibit 10.4 to our Registration Statement on Form S-1 filed with the SEC on December 30, 2013)

10.5+	2014 Stock Incentive Plan (Incorporated by reference to Exhibit 10.5 to our Registration Statement on Form S-1/A filed with the SEC on January 23, 2014)

10.6+	Form of Incentive Stock Option Agreement under 2014 Stock Incentive Plan (Incorporated by reference to Exhibit 10.6 to our Registration Statement on Form S-1/A filed with the SEC on January 23, 2014)

10.7+	Form of Non-statutory Stock Option Agreement under 2014 Stock Incentive Plan (Incorporated by reference to Exhibit 10.7 to our Registration Statement on Form S-1/A filed with the SEC on January 23, 2014)

10.8+†	License Agreement dated July 13, 2010 by and between the Registrant and The Schepens Eye Research Institute, Inc. (Incorporated by reference to Exhibit 10.8 to our Registration Statement on Form S-1 filed with the SEC on December 30, 2013)

10.9+†	Collaboration and License Agreement dated May 28, 2013 by and between the Registrant and ThromboGenics N.V. (Incorporated by reference to Exhibit 10.9 to our Registration Statement on Form S-1 filed with the SEC on December 30, 2013)

10.10	Loan and Security Agreement dated May 27, 2010 by and between the Registrant and Silicon Valley Bank, as modified (Incorporated by reference to Exhibit 10.10 to our Registration Statement on Form S-1 filed with the SEC on December 30, 2013)

10.11	Lease Agreement dated January 14, 2010 by and between the Registrant and ARE-MA Region No. 38, LLC, as amended (Incorporated by reference to Exhibit 10.11 to our Registration Statement on Form S-1 filed with the SEC on December 30, 2013)

Exhibit No.	Description

10.12	Form of Indemnification Agreement by and between the Registrant and each of its directors and executive officers (Incorporated by reference to Exhibit 10.12 to our Registration Statement on Form S-1/A filed with the SEC on January 23, 2014)

10.13+	2014 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.13 to our Registration Statement on Form S-1/A filed with the SEC on January 23, 2014)

10.14+	Employment Agreement, dated December 23, 2013, by and between the Registrant and Abbie C. Celniker, Ph.D. (Incorporated by reference to Exhibit 10.14 to our Registration Statement on Form S-1 filed with the SEC on December 30, 2013)

10.15+	Employment Agreement, dated December 23, 2013, by and between the Registrant and Eric S. Furfine, Ph.D. (Incorporated by reference to Exhibit 10.15 to our Registration Statement on Form S-1 filed with the SEC on December 30, 2013)

10.16+	Employment Agreement, dated December 26, 2013, by and between the Registrant and Karen L. Tubridy, Pharm.D (Incorporated by reference to Exhibit 10.16 to our Registration Statement on Form S-1 filed with the SEC on December 30, 2013)

10.17+	Employment Agreement, dated December 8, 2013, by and between the Registrant and Gregory D. Perry (Incorporated by reference to Exhibit 10.17 to our Registration Statement on Form S-1 filed with the SEC on December 30, 2013)

10.18+	Form of Director Restricted Stock Agreement under 2014 Stock Incentive Plan (Incorporated by reference to Exhibit 10.18 to our Registration Statement on Form S-1/A filed with the SEC on January 23, 2014)

10.19	Securities Purchase Agreement, dated November 24, 2014, by and among the Registrant and the persons party thereto (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on December 1, 2014)

10.20	Form of Warrant to Purchase Common Stock, by and between the Registrant and the persons party thereto (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on December 1, 2014)

10.21	Registration Rights Agreement, dated November 24, 2014, by and among the Registrant and the persons party thereto (Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on December 1, 2014)

10.22	Second Loan Modification , dated November 25, 2014, by and among the Registrant and Silicon Valley Bank (Incorporated by reference to Exhibit 10.22 to our Registration Statement on Form S-1 filed with the SEC on December 19, 2014)

10.23	Form of Warrant issued to Silicon Valley Bank and Life Science Loans, LLC dated November 25, 2014 (Incorporated by reference to Exhibit 10.23 to our Registration Statement on Form S-1 filed with the SEC on December 19, 2014)

23.1	Consent of Ernst & Young LLP

31.1	Rule 13a-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Principal Financial Officer

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. §1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit No.	Description

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	This exhibit is a compensatory plan or arrangement in which executive officers or directors of the Company participate.
†	Confidential treatment requested as to portions of the exhibit. Confidential materials omitted and filed separately with the Securities and Exchange Commission.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Eleven Biotherapeutics, Inc.

We have audited the accompanying balance sheets of Eleven Biotherapeutics, Inc. (the “Company”) as of December 31, 2014 and 2013, and the related statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eleven Biotherapeutics, Inc. at December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014 in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Boston, Massachusetts

March 6, 2015

ELEVEN BIOTHERAPEUTICS, INC.

BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$54,059	$7,942
Prepaid expenses and other current assets	342	88

Total current assets	54,401	8,030
Property and equipment, net	486	759
Restricted cash	94	94
Other assets	19	2,354

Total assets	$55,000	$11,237

Liabilities, convertible preferred stock, and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$2,458	$1,746
Accrued expenses	1,987	850
Notes payable, current portion	251	1,642
Deferred revenue, current portion	506	1,115

Total current liabilities	5,202	5,353
Deferred revenue, net of current portion	—	355
Restricted stock liability	4	10
Notes payable, net of current portion	9,749	2,876
Warrant liability	3,219	297
Commitments and contingencies (Note 7)
Series A convertible preferred stock, $0.001 par value per share; none and 45,445,000 shares authorized at December 31, 2014 and 2013, respectively, and none and 45,250,000 shares issued and outstanding at December 31, 2014 and 2013, respectively	—	45,035
Series B convertible preferred stock, $0.001 par value per share; none and 7,207,297 shares authorized at December 31, 2014 and 2013, respectively, and none and 7,203,845 shares issued and outstanding at December 31, 2014 and 2013, respectively	—	11,643
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value per share; 5,000,000 and no shares authorized at December 31, 2014 and 2013, respectively, and no shares issued and outstanding at December 31, 2014 and 2013	—	—
Common stock, $0.001 par value per share; 200,000,000 and 77,688,009 shares authorized at December 31, 2014 and 2013, respectively, and 17,933,260 and 1,636,137 shares issued and outstanding at December 31, 2014 and 2013, respectively	18	2
Additional paid-in capital	128,558	3,260
Accumulated deficit	(91,750)	(57,594)

Total stockholders’ equity (deficit)	36,826	(54,332)

Total liabilities, convertible preferred stock, and stockholders’ equity (deficit)	$55,000	$11,237

See accompanying notes.

ELEVEN BIOTHERAPEUTICS, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share data)

	Year Ended December 31,
	2014	2013	2012
Collaboration revenue	$2,243	$1,334	$—
Operating expenses:
Research and development	26,703	13,788	15,263
General and administrative	8,471	4,024	4,213

Total operating expenses	35,174	17,812	19,476

Loss from operations	(32,931)	(16,478)	(19,476)

Other expense:
Other expense, net	(849)	(147)	(13)
Interest expense	(376)	(1,400)	(168)

Total other expense, net	(1,225)	(1,547)	(181)

Net loss and comprehensive loss	$(34,156)	$(18,025)	$(19,657)

Cumulative preferred stock dividends and accretion of preferred stock discount	(519)	(3,857)	(3,111)

Net loss applicable to common stockholders	$(34,675)	$(21,882)	$(22,768)

Net loss per share applicable to common stockholders—basic and diluted	$(2.37)	$(16.18)	$(22.93)

Weighted-average number of common shares used in net loss per share applicable to common stockholders—basic and diluted	14,644	1,352	993

See accompanying notes.

ELEVEN BIOTHERAPEUTICS, INC.

STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2011	19,750,000	$19,644	—	$—	898,908	$1	$120	$(19,912)	$(19,791)
Exercise of stock options and vesting of restricted stock awards	—	—	—	—	303,374	—	22	—	22
Issuance of series A convertible preferred stock, net of issuance costs of $109	25,500,000	25,391	—	—	—	—	—	—	—
Issuance of common stock in exchange for services	—	—	—	—	2,756	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	130	—	130
Net loss	—	—	—	—	—	—	—	(19,657)	(19,657)

Balance at December 31, 2012	45,250,000	45,035	—	—	1,205,038	1	272	(39,569)	(39,296)
Exercise of stock options and vesting of restricted stock awards	—	—	—	—	286,837	1	34	—	35
Issuance of series B convertible preferred stock, net of issuance costs of $163	—	—	5,142,859	7,439	—	—	—	—	—
Issuance of series B convertible preferred stock upon the conversion of notes payable	—	—	2,060,986	4,204	—	—	—	—	—
Beneficial conversion feature of Series B preferred stock	—	—	—	(163)	—	—	163	—	163
Accretion of Series B preferred stock discount	—	—	—	163	—	—	(163)	—	(163)
Issuance of warrants for the purchase of common stock	—	—	—	—	—	—	1,685	—	1,685
Exercise of warrants	—	—	—	—	144,262	—	9	—	9
Stock-based compensation expense	—	—	—	—	—	—	1,260	—	1,260
Net loss	—	—	—	—	—	—	—	(18,025)	(18,025)

Balance at December 31, 2013	45,250,000	45,035	7,203,845	11,643	1,636,137	2	3,260	(57,594)	(54,332)
Initial public offering, net of issuance costs of $7.3 million	(45,250,000)	(45,035)	(7,203,845)	(11,643)	14,010,424	14	106,868	—	106,882
Issuance of common stock, net of issuance costs of $1.5 million	—	—	—	—	1,743,680	2	15,417	—	15,419
Exercise of stock options and vesting of restricted stock awards	—	—	—	—	190,701	—	65	—	65
Exercise of warrants	—	—	—	—	352,318	—	15	—	15
Conversion of preferred stock warrant to common stock warrant	—	—	—	—	—	—	247	—	247
Issuance of common stock warrants in connection with notes payable	—	—	—	—	—	—	254	—	254
Stock-based compensation expense	—	—	—	—	—	—	2,432	—	2,432
Net loss	—	—	—	—	—	—	—	(34,156)	(34,156)

Balance at December 31, 2014	—	$—	—	$—	17,933,260	$18	$128,558	$(91,750)	$36,826

See accompanying notes.

ELEVEN BIOTHERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2014	2013	2012
Operating activities
Net loss	$(34,156)	$(18,025)	$(19,657)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	410	438	448
Non-cash interest expense	36	36	47
Stock-based compensation expense	2,432	1,260	130
Change in fair value of warrant liability	123	150	24
Change in fair value of convertible notes payable, included in interest expense	—	991	—
Loss on extinguishment of debt	459	—	—
Expense related to issuance costs allocated to warrants measured at fair value	276	—	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(259)	167	39
Restricted cash	—	40	—
Accounts payable	1,021	(211)	50
Accrued expenses	1,315	190	(173)
Deferred revenue	(964)	1,470	—

Net cash used in operating activities	(29,307)	(13,494)	(19,092)
Investing activities
Purchases of property and equipment	(137)	—	(110)

Net cash used in investing activities	(137)	—	(110)
Financing activities
Proceeds from issuance of convertible notes payable	—	3,500	—
Proceeds from issuance of notes payable, net of debt issuance costs	9,883	3,000	1,947
Payments on equipment financing and notes payable	(4,633)	(511)	(955)
Proceeds from issuance of series A convertible preferred stock, net of issuance costs	—	—	25,391
Proceeds from issuance of series B convertible preferred stock, net of issuance costs	—	8,837	—
Proceeds from issuance of common stock and common stock warrants, net of issuance costs	70,237	—	—
Repurchase of unvested restricted stock		—	(5)
Proceeds from exercise of common stock options and common stock warrants	74	31	6
Deferred initial public offering costs	—	(1,303)	—

Net cash provided by financing activities	75,561	13,554	26,384

Net increase in cash and cash equivalents	46,117	60	7,182
Cash and cash equivalents at beginning of period	7,942	7,882	700

Cash and cash equivalents at end of period	$54,059	$7,942	$7,882

Supplemental non-cash financing activities
Conversion of Series A and Series B preferred stock into 8,260,444 shares of common stock	$56,678	$—	$—
Conversion of preferred stock warrants into common stock warrants	$247	$—	$—
Conversion of notes payable and accrued interest thereon into Series B convertible preferred stock	$—	$4,204	$—
Issuance of warrants for common stock	$3,300	$1,685	$97
Supplemental cash flow information
Cash paid for interest	$335	$264	$136

See accompanying notes.

ELEVEN BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

1. Organization and Basis of Presentation

Eleven Biotherapeutics, Inc. (the “Company”), formerly known as Denovo Therapeutics, Inc. and Newco LS14, Inc., a Delaware corporation formed on February 25, 2008, is a biopharmaceutical company with a proprietary protein engineering platform, called AMP-Rx, that it applies to the discovery and development of protein therapeutics to treat diseases of the eye. The Company’s most advanced product candidate is EBI-005, which it designed, engineered and generated using its AMP-Rx platform and is developing as a topical treatment for dry eye disease and allergic conjunctivitis. In 2013, the Company completed a Phase 1b/2a clinical trial of EBI-005 in patients with moderate to severe dry eye disease. In 2014, the Company initiated a pivotal Phase 3 clinical program evaluating EBI-005 for the treatment of moderate to severe dry eye disease. In 2014, the Company also initiated and completed a Phase 2 clinical trial to evaluate the use of EBI-005 in patients with allergic conjunctivitis.

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

Liquidity

The Company has generated an accumulated deficit at December 31, 2014 of $91.8 million since inception and will require substantial additional capital to fund operations. The future success of the Company is dependent on its ability to develop its product candidates and ultimately upon its ability to attain profitable operations. The Company is subject to a number of risks similar to other early-stage life science companies, including, but not limited to, successful discovery and development of its drug candidates, raising additional capital, development by its competitors of new technological innovations, protection of proprietary technology and market acceptance of the Company’s products. On February 11, 2014, the Company completed its initial public offering (“IPO”) whereby the Company sold 5,750,000 shares of its common stock for aggregate net proceeds of approximately $50.2 million (see Note 9). On December 2, 2014, the Company issued and sold 1,743,680 shares of its common stock and warrants to purchase 871,840 shares of common stock for net proceeds of approximately $18.2 million. In addition, in November 2014, the Company amended its Loan and Security Agreement with Silicon Valley Bank, or SVB (See Note 6). At December 31, 2014, the Company believes that its unrestricted cash and cash equivalents will be sufficient to fund the Company’s current operating plan through at least the next twelve months.

2. Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management considers many factors in selecting appropriate financial accounting policies and controls, and in developing the estimates and assumptions that are used in the preparation of these financial statements. Management must apply significant judgment in this process. In addition, other factors may affect estimates, including: expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes and management must select an amount that falls within that range of reasonable estimates. This process may result in actual results differing materially from those estimated amounts used in the preparation of the financial statements. Estimates are used in

ELEVEN BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (continued)

the following areas, among others: stock-based compensation expense, fair value of warrants to purchase common stock, fair value of embedded derivatives on the Company’s long-term debt, revenue recognition and accrued expenses. Actual results could differ from those estimates.

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

The Company evaluates multiple-element arrangements based on the guidance in ASC Topic 605-25, Revenue Recognition-Multiple-Element Arrangements (“ASC 605-25”). Pursuant to the guidance in ASC 605-25, the Company evaluates multiple-element arrangements to determine (1) the deliverables included in the arrangement and (2) whether the individual deliverables represent separate units of accounting or whether they must be accounted for as a combined unit of accounting. This evaluation involves subjective determinations and requires the Company to make judgments about the individual deliverables and whether such deliverables are separable from the other aspects of the contractual relationship. Deliverables are considered separate units of accounting provided that the delivered item has value to the customer on a standalone basis and, if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in the Company’s control. In assessing whether an item has standalone value, the Company considers factors such as the research, development, manufacturing and commercialization capabilities of the collaboration partner and the availability of the associated expertise in the general marketplace. In addition, the Company considers whether the collaboration partner can use a deliverable for its intended purpose without the receipt of the remaining deliverable, whether the value of the deliverable is dependent on the undelivered item and whether there are other vendors that can provide the undelivered items. The consideration received under the arrangement that is fixed or determinable is then allocated among the separate units of accounting using the relative selling price method. The Company determines the estimated selling price for units of accounting within each arrangement using vendor-specific objective evidence (“VSOE”) of selling price, if available, third-party evidence (“TPE”) of selling price if VSOE is not available, or best estimate of selling price (“BESP”) if neither VSOE nor TPE is available. Determining the BESP for a unit of accounting requires significant judgment. In developing the BESP for a unit of accounting, the Company considers applicable market conditions and relevant entity-specific factors, including factors that were contemplated in negotiating the agreement with the customer and estimated costs. The Company validates the BESP for units of accounting by evaluating whether changes in the key assumptions used to determine the BESP will have a significant effect on the allocation of arrangement consideration between multiple units of accounting.

ELEVEN BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (continued)

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

Stock-Based Compensation

The Company accounts for its stock-based compensation awards in accordance with ASC Topic 718, Compensation—Stock Compensation (“ASC 718”). ASC 718 requires all stock-based payments to employees, including grants of employee stock options, to be recognized as expense in the statements of operations based on their grant date fair values. For stock options granted to employees and to members of the Board of Directors for

ELEVEN BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (continued)

their services on the Board of Directors, the Company estimates the grant date fair value of each option award using the Black-Scholes option-pricing model. The use of the Black-Scholes option-pricing model requires management to make assumptions with respect to the expected term of the option, the expected volatility of the common stock consistent with the expected life of the option, risk-free interest rates and expected dividend yields of the common stock. For awards subject to service-based vesting conditions, the Company recognizes stock-based compensation expense, net of estimated forfeitures, equal to the grant date fair value of stock options on a straight-line basis over the requisite service period. For awards subject to both performance and service-based vesting conditions, the Company recognizes stock-based compensation expense using an accelerated recognition method.

The Company expenses restricted stock awards to employees based on the fair value of the award on a straight-line basis over the associated service period of the award. Awards of restricted stock to non-employees are adjusted through stock-based compensation expense at each reporting period end to reflect the current fair value of such awards and expensed on a straight-line basis.

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

During the years ended December 31, 2014, 2013 and 2012 , the Company recorded stock-based compensation expense, which was allocated as follows in the statements of operations (in thousands):

	Year Ended December 31,
	2014	2013	2012
Research and development expense	$1,069	$1,150	$117
General and administrative expense	1,363	110	13

	$2,432	$1,260	$130

No related tax benefits were recognized for the years ended December 31, 2014, 2013 and 2012.

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

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. As of December 31, 2014 and 2013, the Company did not have any significant uncertain tax positions.

ELEVEN BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (continued)

Comprehensive Loss

Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the years ended December 31, 2014, 2013 and 2012, comprehensive loss was equal to net loss.

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

The following table presents information about the Company’s financial assets and liabilities that have been measured at fair value, and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value. The Company determines the fair value of the common and preferred stock warrants (Note 10) using Level 3 inputs.

The following table summarizes the assets and liabilities measured at fair value on a recurring basis at December 31, 2014 (in thousands):

Description	December 31, 2014	Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$54,059	$54,059	$—	$—

Total assets	$54,059	$54,059	$—	$—

Liabilities:
Warrant liability	$3,219	$—	$—	$3,219

Total liabilities	$3,219	$—	$—	$3,219

ELEVEN BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (continued)

The following table summarizes the assets and liabilities measured at fair value on a recurring basis at December 31, 2013 (in thousands):

Description	December 31, 2013	Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$7,942	$7,942	$—	$—

Total assets	$7,942	$7,942	$—	$—

Liabilities:
Warrant liability	$297	$—	$—	$297

Total liabilities	$297	$—	$—	$297

The carrying amounts reflected in the balance sheets for restricted cash, prepaid expenses and other current assets, other assets, accounts payable and accrued expenses approximate their fair values at December 31, 2014 and 2013, due to their short-term nature. At December 31, 2014, the carrying value of the notes payable approximates fair value given the proximity of its issuance to year end.

There have been no changes to the valuation methods during the years ended December 31, 2014 and 2013. The Company evaluates transfers between levels at the end of each reporting period. There were no transfers of assets or liabilities between levels during the years ended December 31, 2014 and 2013.

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

Impairment of Long-Lived Assets

The Company periodically evaluates its long-lived assets for potential impairment in accordance with ASC Topic 360, Property, Plant and Equipment. Potential impairment is assessed when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Recoverability of these assets is assessed based on undiscounted expected future cash flows from the assets, considering a number of factors, including past operating results, budgets and economic projections, market trends and product development cycles. If impairments are identified, assets are written down to their estimated fair value. The Company has not recognized any impairment charges through December 31, 2014.

Warrant Liability

The Company accounts for warrant instruments that either conditionally or unconditionally obligate the issuer to transfer assets as liabilities regardless of the timing of the redemption feature or price, even though the underlying shares may be classified as permanent or temporary equity. These warrants are subject to revaluation at each balance sheet date, and any changes in fair value are recorded as a component of other expense, until the earlier of their exercise or expiration or upon the completion of a liquidation event, or in the case of the preferred stock warrants, the completion of an IPO, at which time the warrant liability was reclassified to stockholders’ equity (deficit). The following table sets forth a summary of changes in the fair value of the Company’s common

ELEVEN BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (continued)

stock and preferred stock warrant liability, which represented a recurring measurement classified within Level 3 of the fair value hierarchy through the date of the IPO, wherein fair value was estimated using significant unobservable inputs (in thousands):

Beginning balance, January 1, 2014	$297
Change in fair value of preferred stock warrants	(50)
Reclassification to additional paid-in capital at IPO	(247)
Issuance of warrants in connection with financing	3,046
Change in fair value of common stock warrants	173

Ending balance, December 31, 2014	$3,219

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

	As of December 31,
	2014	2013	2012
Convertible preferred stock	—	8,260,444	7,125,982
Stock options	1,438,528	1,346,238	826,906
Unvested restricted stock	125,027	163,353	363,008
Common stock warrants	899,340	333,799	—
Preferred stock warrants	—	30,708	30,708

	2,462,895	10,134,542	8,346,604

ELEVEN BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (continued)

Recent Accounting Pronouncements

In the second quarter of 2014, the Financial Accounting Standards Board (FASB) issued amended guidance applicable to revenue recognition that will be effective for the Company for the year ending December 31, 2017. The new guidance must be adopted using either a full retrospective approach for all periods presented or a modified retrospective approach. Early adoption is not permitted. The new guidance applies a more principles-based approach to recognizing revenue. The Company is evaluating the new guidance and the expected effect on the Company’s financial statements.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Going Concern (Subtopic 205-40) (“ASU 2014-15”). ASU 2014-15 requires management of all entities to evaluate whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued (or available to be issued when applicable). The guidance is effective for fiscal years beginning after December 15, 2016 and for interim periods within that fiscal year. The Company does not expect the adoption of this guidance to have a material effect on the Company’s financial statements.

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

ELEVEN BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (continued)

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

The Company is recognizing the arrangement consideration using the proportional performance method, by which the amounts are recognized in proportion to the costs incurred based on full time equivalent personnel efforts. The Company recorded revenue of $2.2 million and $1.3 million for the year ended December 31, 2014 and 2013, respectively. The costs incurred by the Company related to the research activities are recorded as research and development expense in the statement of operations and comprehensive loss.

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

As of December 31, 2014, the Company had not received any milestone or royalty payments.

ELEVEN BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (continued)

4. Property and Equipment

Property and equipment and related accumulated depreciation are as follows ($ in thousands):

	Estimated Useful Life (Years)	December 31,
		2014	2013
Lab equipment	5	$1,795	$1,740
Furniture and fixtures	4	107	48
Computer equipment	3	206	206
Software	3	25	25
Leasehold improvements	Lesser of useful life or remaining lease term	100	77

		2,233	2,096
Less accumulated depreciation and amortization		(1,747)	(1,337)

Total property and equipment, net		$486	$759

Depreciation expense, including amortization expense for assets recorded under capital leases, amounted to $410,000, $438,000 and $448,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31,
	2014	2013
Development costs	$834	$62
Deferred IPO costs	—	180
Employee compensation	874	346
Professional fees	195	182
Interest	84	79
Other	—	1

	$1,987	$850

6. Indebtedness

Term Loan

In May 2010, the Company entered into a loan and security agreement with SVB, pursuant to which the Company could borrow up to $1.5 million (the “Loan and Security Agreement”). The Loan and Security Agreement is secured by substantially all of the Company’s assets, excluding its intellectual property. Outstanding borrowings bore interest at a fixed per annum rate equal to 8.25%. The Company borrowed the entire $1.5 million in two equal advances in June 2010 and July 2010, and principal and interest payments were due through September 2013.

In September 2012, the Company modified the Loan and Security Agreement with SVB such that the Company was able to borrow up to $5.0 million (the “First Loan Modification Agreement”). On September 4, 2012, the

ELEVEN BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (continued)

Company borrowed $2.0 million under the First Loan Modification Agreement, of which $0.5 million of the proceeds was used to repay the outstanding balance of the original Loan and Security Agreement. The interest rate on the amount borrowed in 2012 was fixed at 5.75% per annum. On February 1, 2013, the Company borrowed the remaining loan amount of $3.0 million under the First Loan Modification Agreement. The interest rate on the amount borrowed in 2013 was fixed at 5.75% per annum. The Company made interest-only payments until October 1, 2013, and was required to make consecutive equal monthly payments of principal, plus accrued interest, over the remaining term through September 2016. The Company accounted for the amendment as a modification, as the terms of the amendment were not substantially different from the original terms of the Loan and Security Agreement.

In November 2014, the Company modified the Loan and Security Agreement with SVB such that the Company was able to increase the amount it may borrow under this venture debt facility to $15.0 million (the “Second Loan Modification Agreement”). On November 25, 2014, the Company borrowed a first tranche of $10.0 million, of which amount approximately $3.2 million was applied to the repayment of outstanding debt obligations to SVB under the First Loan Modification Agreement, including accrued interest. Subject to certain other funding conditions, a second tranche of $5.0 million will be available for drawdown under the Second Loan Modification Agreement at any time commencing on the date prior to August 31, 2015 that one of the following milestones has been achieved: (a) with respect to the Company’s phase 3 clinical trial of EBI-005 for the treatment of dry eye disease, the Company has provided evidence satisfactory to SVB in SVB’s sole but reasonable discretion that the Company has received (i) top-line results evidencing the achievement of at least one of the two co-primary clinical endpoints, and (ii) approval by the United States Food and Drug Administration (the “FDA”) to advance EBI-005 into a second phase 3 clinical trial for the treatment of dry eye disease, or (b) with respect to the Company’s completed phase 2 clinical study of EBI-005 for the treatment of allergic conjunctivitis, the Company has provided evidence satisfactory to SVB in SVB’s sole but reasonable discretion that the Company has completed a successful meeting with the FDA with respect to such allergic conjunctivitis study and has received approval by the FDA to advance EBI-005 into a phase 3 clinical trial for the treatment of allergic conjunctivitis. The interest rate for each tranche will be set at the funding date for such tranche at 3.75% above the prime lending rate published in the Wall Street Journal. The interest rate on the amount borrowed in 2014 was fixed at 7.00% per annum. The Company has agreed to repay the loan facility on an interest only basis monthly until November 30, 2015. Commencing on December 1, 2015, the Company shall make 36 monthly payments of principal and accrued interest through the scheduled maturity date for the loan facility on November 1, 2018. In addition, a final payment equal to 6% of the principal amounts borrowed pursuant to the Second Loan Modification Agreement will be due on November 1, 2018, or such earlier date specified in the Second Loan Modification Agreement. In addition, if the Company repays all or a portion of the loan prior to the applicable maturity date, it will pay SVB a prepayment penalty fee, based on a percentage of the then outstanding principal balance, equal to 3% if the prepayment occurs on or before 24 months after the funding date thereof, 1% if the prepayment occurs more than 24 months after, but on or before 36 months after, the funding date thereof, or 0% if the prepayment occurs more than 36 months after the funding date thereof.

The Second Loan and Security Agreement contains negative covenants restricting the Company’s activities, including limitations on dispositions, mergers or acquisitions, incurring indebtedness or liens, paying dividends or making investments and certain other business transactions. There are no financial covenants associated with the Second Loan and Security Agreement. The obligations under the Second Loan and Security Agreement are subject to acceleration upon the occurrence of specified events of default, including a material adverse change in the Company’s business, operations or financial or other condition. Upon the occurrence of an event of default, a default interest rate of an additional 5% may be applied to the outstanding loan balances, and SVB may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the loan facility. In addition, upon the occurrence of a study discontinuation event, as defined, the Company shall immediately provide to SVB, and maintain at all times thereafter, cash collateral in an amount equal to the

ELEVEN BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (continued)

aggregate outstanding amount under the Loan and Security Agreement. A study discontinuation event means the determination by SVB in its sole but reasonable discretion that either one of the following has occurred: (a) the dry eye study and/or the allergic conjunctivitis study have been terminated as a result of any safety issue, or (b) the failure of the Company, as a result of a safety issue, to obtain approval from the FDA to advance either EBI-005 with respect to the treatment of dry eye disease or with respect to the treatment of allergic conjunctivitis, respectively.

The Company accounted for the amendment as an extinguishment as the terms of the Second Loan and Security Agreement were substantially different from the original terms of the Loan and Security Agreement and recorded a loss on extinguishment of $0.5 million, which was recorded in other expenses on the Statement of Operations and Comprehensive Loss. The warrants issued in connection with the debt are treated as part of the extinguishment loss. The Company is also accreting the final payment over the term of the debt using the effective interest method. As of December 31, 2014, the Company has accreted $24,000 of the final payment. The Company also evaluated the debt for embedded features that need to be bifurcated, noting that the contingent interest feature and events of default were required to be bifurcated, but were concluded to be de minimis in value at inception and at December 31, 2014. At December 31, 2014 and 2013, $10.0 million and $4.6 million were outstanding on the term loan under the Second Loan Modification Agreement and First Loan Modification Agreement, respectively. At December 31, 2014, the carrying value of the debt approximates fair value. Scheduled monthly principal payments on outstanding debt, as of December 31, 2014, are as follows (in thousands):

2015	$251
2016	3,117
2017	3,348
2018	3,284

$10,000

Convertible Notes Payable

In June 2013, the Company sold an aggregate principal amount of $3.5 million of Convertible Notes (the “June 2013 Convertible Notes”) and issued warrants to purchase 275,589 shares of common stock (collectively the “Bridge Financing”). In the event that the Next Equity Financing, as defined in the June 2013 Convertible Notes, occurred prior to repayment of amounts outstanding on the June 2013 Convertible Notes, the principal and accrued interest on the June 2013 Convertible Notes was convertible into shares of the series of preferred stock issued in the Next Equity Financing, at the price at which the shares of preferred stock are issued and sold in the Next Equity Financing and on the same terms and conditions.

Unless converted earlier, principal and accrued interest on the June 2013 Convertible Notes was due and payable (i) upon demand of investors holding June 2013 Convertible Notes having an aggregate principal amount outstanding equal to at least 70% of the aggregate principal amount of all of the June 2013 Convertible Notes then outstanding (the “Requisite Holders”) at any time on or after April 1, 2014, (ii) immediately upon default, including insolvency or bankruptcy, of the Company, or (iii) upon a Deemed Liquidation Event, as defined in the Company’s charter in effect at the time the June 2013 Convertible Notes were issued. The outstanding amounts on the June 2013 Convertible Notes were prepayable only with the prior written consent of the Requisite Holders, and only if all of the June 2013 Convertible Notes then outstanding were prepaid in full. Rights to payment under the June 2013 Convertible Notes were subordinated to the Company’s indebtedness to the lender under the Loan and Security Agreement.

In connection with the Bridge Financing, the Company issued warrants to the June 2013 Convertible Note holders to purchase an aggregate of 275,589 shares of common stock at $0.06 per share, subject to certain

ELEVEN BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (continued)

limitations and adjustments. The warrants were exercised for an aggregate of 275,589 shares of our common stock at a price of $0.06 per share upon the closing of the IPO.

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

On December 4 and December 6, 2013, the holders of the June 2013 Convertible Notes converted the principal and accrued interest into 2,060,986 shares of the Company’s series B preferred stock (See Note 8). The fair value of the June 2013 Convertible Notes was remeasured to fair value on the date of conversion of $4.2 million, which resulted in $991,000 recognized as interest expense for the year ended December 31, 2013.

The Company determined that the valuation of the June 2013 Convertible Notes was based on Level 3 inputs. The following table provides a roll forward of the fair value of the June 2013 Convertible Notes (in thousands):

Balance at January 1, 2013	$—
Issuance of convertible notes payable at fair value	3,213
Change in fair value, recorded as interest expense	991
Conversion to series B preferred stock	(4,204)

Balance at December 31, 2013	$—

7. Commitments and Contingencies

Operating Lease

The Company leases its corporate headquarters under an operating lease that was executed in January 2010, and that was scheduled to expire on November 30, 2013. Effective November 30, 2013, the Company amended its operating lease for its facility to extend the lease term to January 31, 2016, with an option to further extend the lease term through April 30, 2018. In connection with the amendment, the letter of credit required under the lease was reduced from $134,000 to $94,000, which is included in restricted cash in the accompanying balance sheets. The Company recorded $416,000, $725,000 and $753,000 in rent expense for the years ended December 31, 2014, 2013 and 2012, respectively. The operating lease requires the Company to share in prorated operating expenses and property taxes based upon actual amounts incurred; those amounts are not fixed for future periods and, therefore, are not included in the future commitments listed below.

The minimum aggregate future lease commitment at December 31, 2014 is as follows (in thousands):

2015	$422
2016	35

$457

ELEVEN BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (continued)

The Schepens Eye Research Institute, Inc. / The Massachusetts Eye and Ear Infirmary

In July 2010, the Company entered into a license agreement with The Schepens Eye Research Institute, Inc. (“Schepens”), pursuant to which Schepens granted the Company an exclusive royalty-bearing license, with the right to grant sublicenses, to certain intellectual property rights for the development of IL-1 blocker for ophthalmic indications. The Company is obligated to pay Schepens up to $4.7 million and issue up to 105,000 shares of its common stock in milestone payments, contingent upon the issuance of certain patents. In addition, the Company is obligated to pay Schepens a tiered single-digit royalty based on net sales of the licensed product. During the year ended December 31, 2014, the Company paid Schepens and expensed $350,000 upon the achievement of a clinical milestone.

Other License Agreements

The Company has entered into various cancellable license agreements for certain technology. In consideration for the licensed rights, the Company made up-front payments totaling $240,000. The Company is obligated to pay annual maintenance payments totaling $107,000 to certain of the licensors, which are recognized as research and development expense. The Company could be required to make clinical development, regulatory and sales-based milestones of up to $1.0 million, $1.0 million and $36.0 million, respectively, to a licensor for technology not currently used by the Company. Total license expense incurred under these license agreements amounted to $92,000, $105,000 and $127,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

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

ELEVEN BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (continued)

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

On February 11, 2014, upon the closing of the IPO, all outstanding shares of preferred stock were automatically converted into 8,260,444 shares of common stock. Prior to the conversion of the series A preferred stock and series B preferred stock into common stock in February 2014, the rights, preferences, and privileges of series A and series B preferred stock were as follows:

Conversion

Shares of series A and series B preferred stock were convertible without payment of any additional consideration into such number of fully paid and non-assessable shares of common stock determined by dividing the original issuance price by the conversion price in effect at the time. The original conversion price was the original price, or $1.00 for series A preferred stock, and $1.75 for series B preferred stock, subject to adjustments to reflect the issuance of common stock, options, warrants, or other rights to subscribe for or to purchase common stock for a consideration per share, less than the conversion price then in effect and subsequent stock dividends, stock splits, combinations, or recapitalizations.

Conversion was at the option of the holders of series A and series B preferred stock, although conversion was automatic upon the earlier of the consummation of an IPO resulting in gross proceeds to the Company of at least $30 million and at a price of at least $5.00 per share (subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization with respect to the common stock) of common stock or the vote or written consent of 80% of outstanding shares of series A preferred stock.

Dividends

Holders of the series A and series B preferred stock were entitled to receive, before any cash is paid out or set aside for any common stock, dividends at the annual rate of 8% of the original purchase price per share, subject to adjustment for stock splits, dividends and similar events. The dividends were cumulative and were payable only when, and if, declared by the Board of Directors. No dividends have been declared since the Company’s inception.

Liquidation Preference

Holders of the series A and series B preferred stock had preference to the assets of the Company in the event of a liquidation or dissolution or winding-up of the Company, including a change in control, on a pari passu basis, equal to $1.00 and $1.75 per share for the series A and series B preferred stock, respectively, plus any accrued but unpaid dividends, whether or not declared, plus any dividends declared but unpaid thereon. After the payment of the preference amounts to the holders of the series A and series B preferred stock, the remaining assets of the Company were to be distributed among the holders of the series A and series B preferred stock and holders of common stock on a pro rata basis. However, if the aggregate amount which the holders of series A and series B preferred stock would have been entitled to receive exceeded $3.00 per share and $5.25 per share, respectively (subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization with respect to the common stock), each holder of series A preferred stock would have received the greater of $3.00 or $5.25 per share of series A or series B preferred stock, respectively, or the amount such

ELEVEN BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (continued)

holder would have received if all shares of series A and series B preferred stock had been converted into common stock immediately prior to such liquidation.

If the assets of the Company were insufficient to pay the full preferential amounts to the holders of the series A and series B preferred stock, the assets would have been distributed ratably among such holders in proportion to their aggregate liquidation preference amounts.

Voting Rights

Holders of the series A and series B preferred stock were entitled to vote as a single class with the holders of common stock and have one vote for each equivalent common share into which the series A and series B preferred stock were convertible. A vote of holders of 70% of the outstanding shares of series A and series B preferred stock was required in order to, among other things, amend the Company’s Certificate of Incorporation or Bylaws; authorize, issue or reclassify any capital stock of the Company unless the same ranks junior to the series A preferred stock with respect to liquidation, payment of dividends and redemption; increase the authorized shares of the Company’s preferred stock; and subject to specified exceptions, repurchase or redeem any capital stock of the Company. A vote of holders of 80% of the outstanding shares of series A and series B preferred stock was required in order to effect a liquidation, dissolution, sale or merger of the Company; sell or grant an exclusive license with respect to EBI-005; or authorize or issue additional shares of series A and series B preferred stock.

9. Common Stock

The voting dividend and liquidation rights of holders of shares of common stock are subject to and qualified by the rights, powers and preferences of the holders of the shares of preferred stock. The Company’s common stock has the following characteristics:

Voting

The holders of common stock shall have voting rights at all meetings of stockholders, each such holder being entitled to one vote for each share thereof held by such holder; provided, however, that, except as otherwise required by law, holders of common stock shall not be entitled to vote on any amendment to the Company’s certificate of incorporation that relates solely to the terms of one or more outstanding series of preferred stock if the holders of such affected series are entitled, either separately or together as a class with the holders of one or more such series, to vote thereon. There shall be no cumulative voting.

Dividends

Dividends may be declared and paid on the common stock from funds lawfully available thereof as and when determined by the Board of Directors of the Company and subject to any preferential dividend or other rights of any then outstanding preferred stock.

Liquidation

Upon the dissolution or liquidation of the Company, whether voluntary or involuntary, holders of common stock will be entitled to receive all assets of the Company available for distribution to its stockholders, subject to any preferential or other rights of any then outstanding preferred stock.

ELEVEN BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (continued)

Reserved for Future Issuance

The Company has reserved the following shares of stock:

	As of December 31,
	2014	2013
Series A preferred stock	—	7,125,982
Series B preferred stock	—	1,134,462
Series A preferred stock warrants	—	30,708
Unvested restricted stock	125,027	163,353
Options to purchase common stock	1,904,107	1,347,824
Warrants to purchase common stock	899,340	333,799

	2,928,474	10,136,128

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

Securities Purchase Agreement

On December 2, 2014, the Company issued and sold 1,743,680 shares of its common stock, par value $0.001 per share (the “Shares”) and warrants to purchase 871,840 shares of common stock (the “Common Warrants”) in a private placement. Investors paid $11.47 per Share and also received a Common Warrant to purchase one half of one share of common stock for every one Share purchased. The Common Warrants are exercisable at an exercise price of $15.00 per share and expire three years from the date of issuance. The Company received net proceeds from the offering of approximately $18.2 million after deducting placement agent’s fees and other offering expenses payable by the Company, of which approximately $1.3 million was paid as of December 31, 2014.

ELEVEN BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (continued)

10. Common and Preferred Stock Warrants

In May 2010, the Company issued a warrant to purchase 45,000 shares of series A preferred stock at an exercise price of $1.00 per share (the “2010 SVB Warrant”) to a third party in connection with the Loan and Security Agreement (Note 6). The 2010 SVB Warrant was exercisable immediately and had a ten-year life. The 2010 SVB Warrant was initially valued at $38,000 using the Black-Scholes option-pricing model. The Company recorded a debt discount of $38,000 upon issuance of the 2010 SVB Warrant, which was being accreted as interest expense over the remaining term of the loan. The Company recorded interest expense of $0, $0 and $19,000 for the years ended December 31, 2014, 2013 and 2012, respectively. The offsetting credit to the debt discount was recorded as a warrant liability and was classified as a long-term liability in the accompanying balance sheets. The fair value of the 2010 SVB Warrant was re-measured at each reporting date or until it was converted using then-current assumptions. As of February 6, 2014, the date of the IPO, December 31, 2013 and 2012, the 2010 SVB Warrant was valued using the Black-Scholes option-pricing model at $53,000, $64,000 and $32,000, respectively. The following assumptions were used in valuing the 2010 SVB Warrant:

	February 6, 2014	December 31, 2013	December 31, 2012
Risk-free interest rate	2.45%	2.45%	1.26%
Expected dividend yield	0.00%	0.00%	0.00%
Expected term (in years)	6.31	6.41	7.41
Expected volatility	75.82%	75.82%	76.60%

The changes in fair value of $(11,000), $32,000 and $6,000 were recorded as other (income) expense in the accompanying statement of operations and comprehensive loss for the years ended December 31, 2014, 2013 and 2012, respectively. As of December 31, 2014, the warrant had been exercised in full.

On September 4, 2012, the Company issued a warrant to purchase 150,000 shares of series A preferred stock at an exercise price of $1.00 per share (the “2012 SVB Warrant”) in connection with the First Loan Modification Agreement (Note 6). The 2012 SVB Warrant was exercisable immediately and had a ten-year life. The 2012 SVB Warrant was initially valued at $97,000 using the Black-Scholes option-pricing model. The Company recorded a debt discount of $97,000 upon issuance of the 2012 SVB Warrant, which was being accreted as interest expense over the remaining term of the loan. The Company recorded interest expense of $22,000, $24,000 and $8,000 for the years ended December 31, 2014, 2013 and 2012, respectively. The offsetting credit to the debt discount was recorded as a warrant liability and was classified as a long-term liability in the accompanying balance sheets. The fair value of the 2012 SVB Warrant was re-measured at each reporting date or until it was converted using then-current assumptions. As of February 6, 2014, the date of the IPO, December 31, 2013 and 2012, the 2012 SVB Warrant was valued using the Black-Scholes option-pricing model at $194,000, $233,000 and $115,000, respectively. The following assumptions were used in valuing the 2012 Warrant:

	February 6, 2014	December 31, 2013	December 31, 2012	September 4, 2012
Risk-free interest rate	3.04%	2.79%	1.74%	1.67%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Expected term (in years)	8.58	8.68	9.35	10
Expected volatility	77.90%	77.90%	74.00%	76.92%

The change in fair value of $(39,000), $118,000 and $18,000 was recorded as other (income) expense in the accompanying statement of operations for the years ended December 31, 2014, 2013 and 2012, respectively. As of December 31, 2014, the 2012 Warrant had been exercised in full.

ELEVEN BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (continued)

On November 25, 2014, the Company issued a warrant to purchase 27,500 shares of common stock at an exercise price of $11.04 per share (the “2014 SVB Warrant) in connection with the Second Loan Modification Agreement (Note 6). The 2014 SVB Warrant is exercisable immediately and has a ten-year life. The 2014 SVB Warrant was initially valued at $254,000 using the Black-Scholes option-pricing model. The following assumptions were used in valuing the 2014 SVB Warrant:

November 25, 2014
Risk-free interest rate	2.27%
Expected dividend yield	0.00%
Expected term (in years)	10
Expected volatility	79.28%

On December 2, 2014, the Company issued 871,840 warrants to purchase shares of common stock at an exercise price of $15.00 per share (the “PIPE Warrants”) in connection with a private placement of common stock (Note 9). The PIPE Warrants are exercisable immediately and have a three-year life upon certain events, the Company is required to settle the PIPE Warrants for cash. As a result, the Company has classified the warrants as a liability.

The Company allocated $3.0 million to the PIPE Warrants with the residual proceeds allocated to the common stock. The fair value of the PIPE Warrants was determined using the Black-Scholes option pricing model. The fair value of the PIPE Warrants is re-measured at each reporting date using then-current assumptions With changes in fair value charged to other income (expense) on the statement of operations and comprehensive loss. As of December 31, 2014, the PIPE Warrants were valued using the Black-Scholes option-pricing model at $3.2 million. The following assumptions were used in valuing the PIPE Warrants:

	December 31, 2014	December 2, 2014
Risk-free interest rate	1.10%	0.96%
Expected dividend yield	0.00%	0.00%
Expected term (in years)	2.92	3.00
Expected volatility	56.79%	57.28%

The change in fair value of $173,000 was recorded as other (income) expense in the accompanying statement of operations for the year ended December 31, 2014. As of December 31, 2014, none of the PIPE Warrants had been exercised.

11. Share-Based Payments

2009 Stock Incentive Plan

The Company maintains the Eleven Biotherapeutics, Inc. 2009 Stock Incentive Plan (the “2009 Plan”), as amended and restated, for employees, directors, consultants, and advisors to the Company. Upon the closing of the Company’s IPO in February 2014, the Company ceased granting stock incentive awards under the 2009 Plan. The 2009 Plan provided for the grant of incentive and non-qualified stock options and restricted stock grants as determined by the Board of Directors. Under the 2009 Plan, stock options could not be granted at less than fair value on the date of the grant. Furthermore, the exercise price of ISOs granted to an employee, who, at the time of grant, is a 10% shareholder, could not be less than 110% of the fair value on the date of grant.

ELEVEN BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (continued)

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

A summary of the Company’s stock option activity and related information follows:

	Shares	Weighted-Average Exercise Price	Remaining Contractual Life (in years)
Outstanding at December 31, 2013	1,346,238	$3.39	8.59
Granted	221,408	14.14
Exercised	(78,496)	0.80
Cancelled or forfeited	(50,622)	10.83

Outstanding at December 31, 2014	1,438,528	$4.93	7.86

Exercisable at December 31, 2014	659,919	$3.58	7.57

Vested and expected to vest at December 31, 2014(1)	1,180,696	$5.44	8.08

(1)	Represents the number of vested options, plus the number of unvested options expected to vest.

The total intrinsic value of options vested and expected to vest as of December 31, 2014 was $8.0 million. The total intrinsic value of options exercised for the years ended December 31, 2014, 2013 and 2012 was $921,000, $170,000 and $29,000, respectively. The total fair value of employee options vested for the years ended December 31, 2014, 2013 and 2012 was $1.3 million, $40,000 and $9,000, respectively.

ELEVEN BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (continued)

Restricted Stock

From time to time, upon approval by the Board of Directors, certain employees and advisors have been granted restricted shares of common stock. These shares of restricted stock are subject to repurchase rights. Accordingly, the Company has recorded the proceeds from the issuance of restricted stock as a liability in the balance sheets. The restricted stock liability is reclassified into stockholders’ (deficit) equity as the restricted stock vests. A summary of the status of unvested restricted stock as of December 31, 2014 and 2013, and changes during the year ended December 31, 2014 are presented below:

	Restricted Stock	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2013	163,353	$0.06
Granted	73,879	11.44
Vested	(112,205)	1.62

Unvested at December 31, 2014	125,027	$5.39

The Company issued 3,000 shares of restricted stock to non-employees during the year ended December 31, 2014. No restricted stock was granted to non-employees during the year ended December 31, 2013. The Company granted 2,755 shares of restricted stock to non-employees during the year ended December 31, 2012 at a purchase price of $0.06 per share. The non-employee restricted stock is revalued as it vests. There were 1,000 shares of non-employee unvested restricted stock outstanding at December 31, 2014. The expense related to the restricted stock granted to non-employees for the years ended December 31, 2014, 2013 and 2012 was $58,000, $481,000 and $71,000, respectively.

Performance-Based Stock Options

The Company has granted stock options to the founders of the Company, which contain both performance-based and service-based vesting criteria. Milestone events are specific to the Company’s corporate goals, including but not limited to certain preclinical and clinical development milestones related to the Company’s product candidates. Stock-based compensation expense associated with these performance-based stock options is recognized if the performance condition is considered probable of achievement using management’s best estimates. During the years ended December 31, 2014 and 2013, management determined that a performance-based milestone was achieved and recorded stock-based compensation expense of $293,000 and $106,000, respectively. There was no expense recorded for milestone based vesting awards during the year ended December 31, 2012. The remaining milestones were not deemed to be probable of achievement as of December 31, 2014. As of December 31, 2014, unrecognized compensation expense related to performance based awards was $2.1 million.

Stock-Based Compensation Expense

The fair value of each stock option granted to employees was estimated on the date of grant using the Black-Scholes option-pricing model based on the assumptions noted in the following table:

	Year Ended December 31,
	2014	2013	2012
Risk-free interest rate	1.67-2.02%	1.09-2.07%	0.57-0.95%
Expected dividend yield	—	—	—
Expected term (in years)	5.75-6	6	6
Expected volatility	60.00-69.58%	72.13-77.80%	70.48-70.80%

ELEVEN BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (continued)

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

Using the Black-Scholes option-pricing model, the weighted-average per share grant date fair values of options granted to employees in 2014, 2013 and 2012 were $8.68, $4.07 and $0.45, respectively. The expense related to the options granted to employees for the years ended December 31, 2014, 2013 and 2012 were $1.6 million, $187,000 and $14,000, respectively.

The Company did not grant stock options to non-employees during the year ended December 31, 2014. The Company granted 231,968 and 31,496 stock options to non-employees during the years ended December 31, 2013 and 2012, respectively, with weighted-average exercise prices of $ $1.77 and $0.76 per share, respectively.

ELEVEN BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (continued)

The fair value of each non-employee stock option granted is estimated using the Black-Scholes option-pricing model based on assumptions noted in the following table:

	Year Ended December 31,
	2014	2013	2012
Risk-free interest rate	1.67-2.04%	1.82-2.99%	1.60-2.19%
Expected dividend yield	0.00%	0.00%	0.00%
Expected option life (years)	10	10	10
Expected stock price volatility	57.65-80.98%	76.28-78.14%	75.51-78.29%

The total number of non-employee stock options outstanding at December 31, 2014 was 434,403. The non-employee stock options are revalued as they vest. The Company calculated the value of the stock options using the Black-Scholes option-pricing model. The expense related to the options granted to non-employees for the years ended December 31, 2014, 2013 and 2012 were $504,000, $486,000 and $45,000, respectively.

At December 31, 2014, there was $2.7 million of total unrecognized compensation cost related to non-vested stock options and unvested restricted stock with service-based vesting provisions, which is expected to be recognized over a weighted-average period of 2.54 years.

12. Income Taxes

A reconciliation of the expected income tax benefit (expense) computed using the federal statutory income tax rate to the Company’s effective income tax rate was as follows:

	Year Ended December 31,
	2014	2013	2012
Income tax benefit computed at federal statutory tax rate	34.00%	34.00%	34.00%
State taxes, net of federal benefit	5.05	4.67	5.19
Change in valuation allowance	(39.09)	(39.43)	(39.88)
General business credits and other credits	1.33	4.28	0.86
Permanent differences	(1.29)	(3.52)	(0.17)

Total	—%	—%	—%

The Company has incurred net operating losses, or NOLs, from inception. At December 31, 2014, the Company has federal and state NOL carryforwards of $84.9 million and $83.6 million, respectively, available to reduce future taxable income, that expire beginning in 2029 through 2034. The Company also had federal and state research and development tax credit carryforwards of $1.3 million and $977,000, respectively, available to reduce future tax liabilities that expire beginning in 2025 through 2034. Approximately $414,000 of the federal and state net operating loss carryforwards will result in an increase to additional paid-in capital if and when these carryforwards are used to reduce federal and state income taxes payable.

Under the provisions of the Internal Revenue Code, certain substantial changes in the Company’s ownership may result in a limitation on the amount of NOL carryforwards and research and development credit carryforwards that may be utilized annually to reduce future taxable income and taxes payable. The Company has not determined if a limitation has occurred.

ELEVEN BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (continued)

The Company’s deferred tax assets consist of the following (in thousands):

	December 31,
	2014	2013
Deferred tax assets:
Net operating loss carryforwards	$33,267	$21,085
Research and development credit carryforwards	1,979	1,511
Accruals and other	948	333
Capitalized license and organization costs	73	79
Capitalized start-up costs	309	340

Total gross deferred tax asset	36,576	23,348
Deferred tax liability	(18)	(77)
Valuation allowance	(36,558)	(23,271)

Net deferred tax asset	$—	$—

As required by ASC 740, Income Taxes (“ASC 740”), management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are composed principally of NOL carryforwards and research and development credit carryforwards. Management has determined that it is more likely than not that the Company will not recognize the benefits of its federal and state deferred tax assets, and, as a result, a valuation allowance of $36.6 million and $23.3 million has been established at December 31, 2014 and 2013, respectively. The change in the valuation allowance was $13.3 million for the year ended December 31, 2014. At December 31, 2014 and for prior periods, the Company had no unrecognized tax benefits. The Company has not, as yet, conducted a study of its research and development credit carryforwards. Such a study may result in an adjustment to the Company’s research and development credit carryforwards; however, until a study is completed and any adjustment is known, no amount is being presented as an uncertain tax position. A full valuation allowance has been provided against the Company’s research and development credits, and, if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. Thus, there would be no impact to the balance sheets or statements of operations and comprehensive loss if an adjustment were required.

The Company applies the accounting guidance in ASC 740 related to accounting for uncertainty in income taxes. The Company’s reserves related to taxes are based on a determination of whether, and how much of, a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized following resolution of any potential contingencies present related to the tax benefit. As of December 31, 2014 and 2013, the Company had no unrecognized tax benefits. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.

The Company files income tax returns in the U.S. federal tax jurisdiction and the Massachusetts state jurisdiction. Since the Company is in a loss carryforward position, the Company is generally subject to examination by the U.S. federal, state and local income tax authorities for all tax years in which a loss carryforward is available. The Company does not have any international operations as of December 31, 2014. There are currently no federal or state audits in process.

13. Related-Party Transaction

The landlord from which the Company leases its corporate headquarters under an operating lease purchased 250,000 shares of series A preferred stock at $1.00 per share, the price paid by the other investors, after execution of the lease (Note 7).

14. Defined Contribution Benefit Plan

The Company sponsors a 401(k) retirement plan, in which substantially all of its full-time employees are eligible to participate. Participants may contribute a percentage of their annual compensation to this plan, subject to

ELEVEN BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (continued)

statutory limitations. The Company did not provide any contributions to this plan during the years ended December 31, 2014, 2013 and 2012.

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

16. Selected Quarterly Financial Data (Unaudited)

The following table contains quarterly financial information for 2014 and 2013. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair statement of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(in thousands, except per share data)
Collaboration revenue	$568	$761	$539	$375	$2,243
Total operating expenses	7,757	8,806	11,141	7,470	35,174
Loss from operations	(7,189)	(8,045)	(10,602)	(7,095)	(32,931)
Net loss	(7,222)	(8,121)	(10,674)	(8,139)	(34,156)
Net loss applicable to common stockholders	(7,741)	(8,121)	(10,674)	(8,139)	(34,675)
Net loss per share applicable to common stockholders—basic and diluted	$(0.80)	$(0.51)	$(0.66)	$(0.49)	$(2.37)

	2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(in thousands, except per share data)
Collaboration revenue	$—	$202	$622	$510	$1,334
Total operating expenses	5,435	3,585	4,162	4,630	17,812
Loss from operations	(5,435)	(3,383)	(3,540)	(4,120)	(16,478)
Net loss	(5,512)	(3,634)	(3,813)	(5,066)	(18,025)
Net loss applicable to common stockholders	(6,405)	(4,551)	(4,718)	(6,208)	(21,882)
Net loss per share applicable to common stockholders—basic and diluted	$(5.14)	$(3.44)	$(3.39)	$(4.29)	$(16.18)