Form 10-Q
period 2015-03-31
Eleven Biotherapeutics, Inc.
filed 2015-04-30
CIK 1485003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Number of outstanding shares of Common Stock as of April 17, 2015:19,371,411

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

ELEVEN BIOTHRAPEUTICS, INC.

CONDENSED BALANCE SHEETS

(unaudited)

(in thousands, except share and per share data)

	March 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$45,549	$54,059
Restricted cash	94	—
Prepaid expenses and other current assets	495	342

Total current assets	46,138	54,401
Property and equipment, net	422	486
Restricted cash	—	94
Other assets	18	19

Total assets	$46,578	$55,000

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,043	$2,458
Accrued expenses	1,327	1,987
Notes payable, current portion	1,010	251
Deferred revenue	262	506

Total current liabilities	4,642	5,202
Other liabilities	65	4
Notes payable, net of current portion	8,990	9,749
Warrant liability	1,915	3,219
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 5,000,000 shares authorized at March 31, 2015 and December 31, 2014 and no shares issued and outstanding at March 31, 2015 and December 31, 2014	—	—
Common stock, $0.001 par value per share; 200,000,000 shares authorized at March 31, 2015 and December 31, 2014 and 18,015,423 and 17,933,260 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	18	18
Additional paid-in capital	129,222	128,558
Accumulated deficit	(98,274)	(91,750)

Total stockholders’ equity	30,966	36.826

Total liabilities and stockholders’ equity	$46,578	$55,000

See accompanying notes.

ELEVEN BIOTHERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2015	2014
Collaboration revenue	$244	$568
Operating expenses:
Research and development	5,238	5,819
General and administrative	2,603	1,938

Total operating expenses	7,841	7,757

Loss from operations	(7,597)	(7,189)

Other income (expense):
Other income, net	1,308	51
Interest expense	(235)	(84)

Total other income (expense), net	1,073	(33)

Net loss and comprehensive loss	$(6,524)	$(7,222)

Cumulative preferred stock dividends	—	(519)

Net loss applicable to common stockholders	$(6,524)	$(7,741)

Net loss per share applicable to common stockholders—basic and diluted	$(0.36)	$(0.80)

Weighted-average number of common shares used in net loss per share applicable to common stockholders—basic and diluted	17,971	9,635

See accompanying notes.

ELEVEN BIOTHERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2015	2014
Operating activities
Net loss	$(6,524)	$(7,222)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	96	101
Non-cash interest expense	2	8
Stock-based compensation expense	664	636
Change in fair value of warrant liability	(1,304)	(50)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(155)	(64)
Accounts payable	(415)	1,885
Accrued expenses and other liabilities	(598)	(215)
Deferred revenue	(244)	(113)

Net cash used in operating activities	(8,478)	(5,034)

Investing activities
Purchases of property and equipment	(32)	(50)

Net cash used in investing activities	(32)	(50)

Financing activities
Proceeds from issuance of common stock and common stock warrants, net of offering costs	(46)	51,507
Payments on notes payable	—	(416)
Proceeds from exercise of common stock options and warrants	46	15

Net cash provided by financing activities	—	51,106

Net (decrease) increase in cash and cash equivalents	(8,510)	46,022
Cash and cash equivalents at beginning of period	54,059	7,942

Cash and cash equivalents at end of period	$45,549	$53,964

Supplemental non-cash financing activities
Conversion of preferred stock into common stock	$—	$56,678
Conversion of preferred stock warrants into common stock warrants	$—	$247
Supplemental cash flow information
Cash paid for interest	$175	$64

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

Liquidity

The Company has generated an accumulated deficit at March 31, 2015 of $98.3 million since inception and will require substantial additional capital to fund operations. The future success of the Company is dependent on its ability to develop its product candidates and ultimately upon its ability to attain profitable operations. The Company is subject to a number of risks similar to other early-stage life science companies, including, but not limited to, successful discovery and development of its drug candidates, raising additional capital, development by its competitors of new technological innovations, protection of proprietary technology and market acceptance of the Company’s products. On February 11, 2014, the Company completed its initial public offering (“IPO”) whereby the Company sold 5,750,000 shares of its common stock for aggregate net proceeds of approximately $50.2 million. In November 2014, the Company amended its Loan and Security Agreement with Silicon Valley Bank (“SVB”) to increase the amount it may borrow up to $15.0 million. The Company borrowed $10.0 million in 2014. On December 2, 2014, the Company issued and sold 1,743,680 shares of its common stock and warrants to purchase 871,840 shares of common stock for net proceeds of approximately $18.2 million. On April 17, 2015, the Company issued and sold 1,251,784 shares of its common stock for net proceeds of approximately $12.5 million after deducting underwriter’s discount but before deducting expenses payable by the Company. The Company believes that its unrestricted cash and cash equivalents at March 31, 2015, together with the proceeds from the sale of common stock in April 2015, will be sufficient to fund the Company’s current operating plan through at least the next twelve months.

2. Significant Accounting Policies

Unaudited interim financial information

Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. Accordingly, these interim condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (the “2014 10-K”).

The unaudited condensed financial statements as of March 31, 2015 and for the three months ended March 31, 2015 and 2014 and the related information contained within the notes to the financial statements are unaudited. The unaudited financial statements have been prepared on the same basis as the annual audited financial statements, and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for the fair presentation of the Company’s financial position as of March 31, 2015, and the statements of operations and comprehensive loss and cash flows for the three months ended March 31, 2015 and 2014. The results for the three months ended March 31, 2015 are not necessarily indicative of results to be expected for the year ending December 31, 2015, or any other future annual or interim periods.

Net loss per share

Basic net loss per share applicable to common stockholders is calculated by dividing net loss applicable to common stockholders by the weighted average shares outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by adjusting weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury-stock method and the if-converted method. For purposes of the diluted net loss per share calculation, stock options, unvested restricted stock and warrants are considered to be common stock equivalents but have been excluded from the calculation of diluted net loss per share, as their effect would be anti-dilutive for all periods presented. Therefore, basic and diluted net loss per share was the same for all periods presented.

The following common stock equivalents were excluded from the calculation of diluted net loss per share applicable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect or the exercise prices were greater than the average market price of the common shares.

	As of March 31,
	2015	2014
Stock options	1,933,158	1,414,355
Unvested restricted stock	98,535	203,753
Common stock warrants	899,340	—

	2,931,033	1,618,108

There have been no material changes to the significant accounting policies previously disclosed in the 2014 10-K.

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

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Going Concern (Subtopic 205-40) (“ASU 2014-15”). ASU 2014-15 requires management of all entities to evaluate whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued (or available to be issued when applicable). The guidance is effective for fiscal years beginning after December 15, 2016 and for interim periods within that fiscal year. The Company does not expect the adoption of this guidance to have a material effect on the Company’s financial statements, but may require additional disclosure once adopted.

In April 2015, the FASB issued Accounting Standard Update No. 2015-03, “Interest – Imputation of Interest (Subtopic 835-30) (“ASU 2015-03”).” ASU 2015-03 requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the new amendment. The new guidance will be applied on a retrospective basis to each prior reporting period presented. Upon transition, the Company is required to comply with applicable disclosures for a change in accounting principle. The amendment is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of ASU 2015-03 on the Company’s financial statements.

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

The following table presents information about the Company’s financial assets and liabilities that have been measured at fair value, and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value. The Company determines the fair value of the common stock warrants using Level 3 inputs.

The following table summarizes the assets measured at fair value on a recurring basis at March 31, 2015 (in thousands):

Description	March 31, 2015	Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$45,549	$45,549	$—	$—

Total	$45,549	$45,549	$—	$—

Description	March 31, 2015	Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Liabilities:
Warrant liability	$1,915	$—	$—	$1,915

Total	$1,915	$—	$—	$1,915

The following table summarizes the assets and liabilities measured at fair value on a recurring basis at December 31, 2014 (in thousands):

Description	December 31, 2014	Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$54,059	$54,059	$—	$—

Total	$54,059	$54,059	$—	$—

Description	December 31, 2014	Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Liabilities:
Warrant liability	$3,219	$—	$—	$3,219

Total	$3,219	$—	$—	$3,219

The Company measures the fair value of the warrants classified as a liability at each reporting date using the Black-Scholes option pricing model using the following assumptions:

	March 31, 2015	December 31, 2014
Risk-free interest rate	0.89%	1.10%
Expected dividend yield	0.00%	0.00%
Expected term (in years)	2.67	2.92
Expected volatility	62.19%	56.79%

The following table sets forth a summary of changes in the fair value of the Company’s preferred stock warrant liability, which represented a recurring measurement classified within Level 3 of the fair value hierarchy, wherein fair value was estimated using significant unobservable inputs (in thousands):

Beginning balance, January 1, 2015	$3,219
Change in fair value	(1,304)

Ending balance, March 31, 2015	$1,915

The carrying amounts reflected in the balance sheets for restricted cash, prepaid expenses and other current assets, other assets, accounts payable and accrued expenses approximate their fair values at March 31, 2015 and December 31, 2014, due to their short-term nature. At March 31, 2015, the carrying value of the notes payable approximates fair value, which was determined using Level 3 inputs, including a quoted rate.

There have been no changes to the valuation methods during the three months ended March 31, 2015. The Company evaluates transfers between levels at the end of each reporting period. There were no transfers of assets or liabilities between levels during the three months ended March 31, 2015.

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

The Company is recognizing the arrangement consideration using the proportional performance method, by which the amounts are recognized in proportion to the costs incurred based on full time equivalent personnel efforts. The Company recorded revenue of $244,000 for the three months ended March 31, 2015. The costs incurred by the Company related to the research activities are recorded as research and development expense in the statement of operations and comprehensive loss.

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

As of March 31, 2015, the Company had not received any milestone or royalty payments.

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Development costs	$588	$834
Employee compensation	384	874
Professional fees	192	195
Interest	81	84
Other	82	—

	$1,327	$1,987

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

2014 Stock Incentive Plan

In December 2013, the Company’s 2014 Stock Incentive Plan (the “2014 Plan”) was adopted by the Board of Directors and was approved by the Company’s stockholders in January 2014. The 2014 Plan became effective immediately prior to the closing of the Company’s IPO in February 2014. The 2014 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock units, stock appreciation rights and other stock-based awards. The number of shares of the Company’s common stock reserved for issuance under the 2014 Plan is the sum of (1) 708,661 shares, plus (2) the number of shares (up to 1,347,821 shares) equal to (x) 1,586 shares (representing the number of shares reserved for issuance under the 2009 Plan that remained available for future issuance as of the effectiveness of the 2014 Plan) and (y) the number of shares of the Company’s common stock subject to outstanding awards under the Company’s 2009 Plan that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased without having been fully exercised or resulting in any common stock being issued, plus (3) an annual increase, to be added on the first day of each fiscal year, equal to the lowest of 1,102,362 shares of the Company’s common stock, 4% of the number of shares of the Company’s common stock outstanding on the first day of the applicable fiscal year and an amount determined by the Company’s board of directors. On January 1, 2015, the Company increased the number of shares reserved for issuance under the 2014 Plan by 722,331 shares.

The Company’s employees, officers, directors, consultants and advisors are eligible to receive awards under the 2014 Plan. However, incentive stock options may only be granted to the Company’s employees.

A summary of the Company’s stock option activity and related information follows:

	Shares	Weighted-Average Exercise Price	Remaining Contractual Life (in years)
Outstanding at December 31, 2014	1,438,528	$4.93	7.86
Granted	566,556	10.78
Exercised	(54,371)	0.82
Cancelled or forfeited	(17,555)	6.83

Outstanding at March 31, 2015	1,933,158	$6.74	8.27

Exercisable at March 31, 2015	645,757	$3.91	7.35

Vested and expected to vest at March 31, 2015(1)	1,593,293	$7.19	8.45

(1)	Represents the number of vested options, plus the number of unvested options expected to vest.

The total intrinsic value of options vested and expected to vest as of March 31, 2015 was $4.6 million. The total intrinsic value of options exercised for the three months ended March 31, 2015 and 2014 was $584,000 and $120,000, respectively. The total fair value of employee and director options vested for the three months ended March 31, 2015 and 2014 was $215,000 and $186,000, respectively.

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

	Restricted Stock	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2014	125,027	$5.39
Granted	1,300	10.08
Vested	(27,792)	2.37

Unvested at March 31, 2015	98,535	$6.31

The Company issued 1,300 shares of restricted stock to non-employees during the three months ended March 31, 2015. The Company did not issue any restricted stock to non-employees during the three months ended March 31, 2014. The non-employee restricted stock is revalued as it vests. There were 1,083 shares of non-employee unvested restricted stock outstanding at March 31, 2015. There were no shares of non-employee unvested restricted stock outstanding at March 31, 2014. The expense related to the restricted stock granted to non-employees for the three months ended March 31, 2015 and 2014 was $27,000 and $48,000, respectively.

Performance-Based Stock Options

The Company has granted stock options to the founders of the Company, which contain both performance-based and service-based vesting criteria. Milestone events are specific to the Company’s corporate goals, including but not limited to certain preclinical and clinical development milestones related to the Company’s product candidates. Stock-based compensation expense associated with these performance-based stock options is recognized if the performance condition is considered probable of achievement using management’s best estimates. There was no expense recorded for milestone based vesting awards during the three months ended March 31, 2015. During the three months ended March 31, 2014, management determined that a performance-based milestone was achieved and recorded stock-based compensation expense of $17,000. The remaining milestones were not deemed to be probable of achievement as of March 31, 2015. As of March 31, 2015, unrecognized compensation expense related to performance based awards was $1.7 million.

Stock-Based Compensation Expense

The fair value of each stock option granted to employees and directors was estimated on the date of grant using the Black-Scholes option-pricing model based on the assumptions noted in the following table:

Three Months Ended March 31,
	2015	2014
Risk-free interest rate	1.42–1.76%	1.80-2.02%
Expected dividend yield	—	—
Expected term (in years)	5.75-6	5.75-6
Expected volatility	73.07–74.11%	69.37-69.58%

The expense related to the options granted to employees and directors for the three months ended March 31, 2015 and 2014 was $554,000 and $288,000, respectively.

The Company did not grant any stock options to non-employees during the three months ended March 31, 2015 and 2014. The expense related to the options granted to non-employees for the three months ended March 31, 2015 and 2014 was $83,000 and $300,000, respectively.

During the three months ended March 31, 2015 and 2014, the Company recorded stock-based compensation expense for employee and non-employee stock options and restricted stock, which was allocated as follows in the statements of operations (in thousands):

	Three Months Ended March 31,
	2015	2014
Research and development expense	$280	$355
General and administrative expense	384	281

	$664	$636

At March 31, 2015, there was $5.9 million of total unrecognized compensation cost related to non-vested stock options and unvested restricted stock with service-based vesting provisions, which is expected to be recognized over a weighted-average period of 3.03 years.

7. Subsequent Events

On April 17, 2015, the Company issued and sold 1,251,784 shares of its common stock for net proceeds of approximately $12.5 million after deducting underwriter’s discount but before deducting expenses payable by the Company.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the notes to those financial statements appearing in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 10-K”). This discussion contains forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in Part II, Item IA, “Risk Factors” of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in or implied by the forward-looking statements.

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

Our most advanced preclinical product candidate is EBI-031 for the treatment of diabetic macular edema, or DME. We are undertaking the necessary CMC development work and nonclinical safety studies to support the submission of an investigational new drug application, or IND, to the FDA.

We were incorporated and commenced active operations in early 2008, and our operations to date have been limited to organizing and staffing our company, acquiring rights to intellectual property, business planning, raising capital, developing our technology, identifying potential product candidates, undertaking preclinical studies and, beginning in 2012, conducting clinical trials. To date, we have financed our operations primarily through private placements of our common stock, preferred stock and convertible bridge notes, venture debt borrowings, the initial public offering of our common stock, or IPO, and, to a lesser extent, from a collaboration. All of our revenue to date has been collaboration revenue, which we first began to generate in 2013. Since inception, we have incurred significant operating losses. As of March 31, 2015, we had an accumulated deficit of $98.3 million. We anticipate that our expenses will increase substantially as compared to prior periods in connection with conducting our pivotal Phase 3 clinical program, consisting of two Phase 3 clinical trials evaluating the safety and efficacy of EBI-005, our most advanced product candidate, for the treatment of moderate to severe dry eye disease and a separate clinical trial evaluating the safety of treatment with EBI-005 for one year, and if successful, seeking marketing approval for EBI-005 for this indication in the United States.

We also expect our expenses to increase as we conduct additional clinical trials of EBI-005 for the treatment of allergic conjunctivitis or additional indications or for use in other patient populations, as we seek, if clinical trials are successful, marketing approval of EBI-005 for the treatment of allergic conjunctivitis or other indications or for use in other patient populations, and as we continue research and development and initiate additional clinical trials of, and seek, if clinical trials are successful, marketing approval for, our other product candidates. In addition, if we obtain marketing approval for EBI-005 or any other product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Furthermore, since the closing of our IPO, we have incurred additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

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

In connection with the agreement, we received an upfront, non-refundable payment of $1.75 million, and are entitled to receive payment for our performance of activities under the agreement at a set rate per full time annual equivalent personnel for research services pursuant to the agreement. We identified three deliverables in the arrangement: the research license, the research services and our participation on the joint research committee, or JRC deliverable, and concluded that there are two units of accounting: a combined research license and research services deliverable and the JRC deliverable. The estimated selling price for the JRC deliverable was de minimis, and thus we allocated the fixed arrangement consideration to the combined unit of accounting. We are recognizing revenue using the proportional performance method by which the amounts are recognized in proportion to the costs incurred based on full time equivalent efforts. In addition, we are eligible to receive up to an aggregate of $10.0 million if ThromboGenics achieves specified preclinical and clinical development milestones and up to an aggregate of $15.0 million if ThromboGenics achieves specified regulatory milestones. There are no commercialization or sales based milestones under the agreement. ThromboGenics is obligated to pay us a low single digit royalty on the sale of collaboration products. We recognized collaboration revenue of $244,000 in connection with this collaboration for the three months ended March 31, 2015 and $568,000 for the three months ended March 31, 2014. We expect that any revenue we generate from our collaboration with ThromboGenics will fluctuate from quarter to quarter as a result of the uncertain timing and amount of payments for research services, milestone payments and royalties.

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

We allocate direct research and development expenses, consisting principally of external costs, such as fees paid to investigators, consultants, central laboratories and CROs in connection with our clinical trials, and costs related to manufacturing or purchasing clinical trial materials, to specific product programs. We do not allocate employee and contractor-related costs, costs associated with our platform and facility expenses, including depreciation or other indirect costs, to specific product programs because these costs are deployed across multiple product programs under research and development and, as such, are separately classified. The table below provides research and development expenses incurred for our EBI-005 and EBI-031 product programs and other expenses by category. We did not allocate research and development expenses to any other specific product program during the periods presented:

	Three months ended March 31,
	2015	2014
	(in thousands)
Programs:
EBI-005	$3,051	$4,031
EBI-031	428	—

Total program expenses	3,479	4,031

Personnel and other expenses:
Employee and contractor-related expenses	1,268	1,027
Platform-related lab expenses	189	182
Facility expenses	109	104
Other expenses	193	475

Total personnel and other expenses	1,759	1,788

Total research and development expenses	$5,238	$5,819

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

While our significant accounting policies are described in more detail in the notes to our audited financial statements appearing elsewhere in the 2014 10-K, we believe the following accounting policies to be most critical to the judgments and estimates used in the preparation of our financial statements.

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

Stock-Based Compensation

We account for all stock-based compensation payments to employees, directors and non-employees using an option pricing model for estimating fair value. Accordingly, stock-based compensation expense is measured based on the estimated fair value of the awards on the date of grant, net of estimated forfeitures. We recognize compensation expense for the portion of the award that is ultimately expected to vest over the period during which the recipient renders the required services to us using the straight-line method. In accordance with authoritative guidance, we re-measure the fair value of non-employee stock-based awards as the awards vest, and recognize the resulting value, if any, as expense during the period the related services are rendered.

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

Three Months Ended March 31,
	2015	2014
Risk-free interest rate	1.42-1.76%	1.80-2.02%
Expected dividend yield	—	—
Expected term (in years)	5.75-6	5.75-6
Expected volatility	73.07-74.11%	69.37-69.58%

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

Stock-based compensation expense was $664,000 for the three months ended March 31, 2015 and $636,000 for the three months ended March 31, 2014. As of March 31, 2015, we had $5.9 million of total unrecognized stock-based compensation expense related to service-based vesting awards, which we expect to recognize over a weighted-average remaining vesting period of approximately 3.03 years. In addition, as of March 31, 2015, we had unrecognized compensation expense related to performance-based awards of $1.7 million, which will be recorded when the vesting conditions become probable of achievement. Our stock-based compensation expense is expected to increase as a result of recognizing our existing unrecognized stock-based compensation for awards that will vest and as we issue additional stock-based awards to attract and retain our employees.

We allocated stock-based compensation expense as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Research and development expense	$280	$355
General and administrative expense	384	281

Total stock-based compensation expense	$664	$636

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

•	external market conditions affecting the biotechnology industry;

•	trends within the biotechnology industry;

•	the prices at which we sold shares of preferred stock;

•	the superior rights and preferences of the preferred stock relative to our common stock at the time of each grant;

•	our results of operations and financial position;

•	the status of our research and development efforts;

•	our stage of development and business strategy;

•	the lack of an active public market for our capital stock; and

•	the likelihood of achieving a liquidity event, such as an IPO, or sale of our company in light of prevailing market conditions.

Results of Operations

Comparison of the Three Months Ended March 31, 2015 and 2014

	Three Months ended March 31,
	2015	2014	Change
	(in thousands)
Collaboration revenue	$244	$568	$(324)
Operating expenses:
Research and development	5,238	5,819	(581)
General and administrative	2,603	1,938	665

Total operating expenses	7,841	7,757	84

Loss from operations	(7,597)	(7,189)	(408)
Other income (expense), net	1,073	(33)	1,106

Net loss	$(6,524)	$(7,222)	$698

Revenue. Revenue was $244,000 for the three months ended March 31, 2015 compared to $568,000 for the three months ended March 31, 2014. The decrease of $324,000 was due to less revenue recognized pursuant to the ThromboGenics collaboration and license agreement. For the three months ended March 31, 2015 and 2014, revenue recognized related to the upfront payment received from Thrombogenics in 2013 was $133,000 and $234,000, respectively. For the three months ended March 31, 2015 and 2014, revenue recognized related to the performance activities was $111,000 and $334,000, respectively.

Research and development expenses. Research and development expenses were $5.2 million for the three months ended March 31, 2015 compared to $5.8 million for the three months ended March 31, 2014. The decrease of $581,000 was primarily due to a decrease of $980,000 of EBI-005 related development expenses. In 2014, we initiated and completed a Phase 2 clinical trial to evaluate the use of EBI-005 in patients with allergic conjunctivitis. These decreases were partially offset by increases in EBI-031 related development expenses of $428,000. In late 2014, we began undertaking the necessary CMC development work and nonclinical safety studies to support the submission of an IND to the FDA. In addition, stock-based compensation expense allocated to research and development expenses was $280,000 for the three months ended March 31, 2015 compared to $355,000 for the three months ended March 31, 2014.

General and administrative expenses. General and administrative expenses were $2.6 million for the three months ended March 31, 2015 compared to $1.9 million for the three months ended March 31, 2014. The increase of $665,000 was primarily due to increased operating costs as a result of our transition from a private company to a public company, including legal, accounting, insurance and investor relations expenses. In addition, stock-based compensation expense allocated to general and administrative expenses was $384,000 for the three months ended March 31, 2015 compared to $281,000 for the three months ended March 31, 2014.

Other income (expense), net. Other income (expense), net was $1.1 million for the three months ended March 31 2015 compared to $(33,000) for the three months ended March 31, 2014. The change of $1.1 million was primarily due to a decrease in the fair value of the Company’s warrant liability.

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

Cash Flows

As of March 31, 2015, we had cash and cash equivalents of $45.5 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.

The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Net cash provided by (used in):
Operating activities	$(8,478)	$(5,034)
Investing activities	(32)	(50)
Financing activities	—	51,106

Net (decrease) increase in cash and cash equivalents	$(8,510)	$46,022

Operating activities. Net cash used in operating activities was $8.5 million for the three months ended March 31, 2015, and consisted primarily of a net loss of $6.5 million adjusted for non-cash items, including stock-based compensation expense of $664,000, depreciation expense of $96,000, a net change of $1.3 million in the fair value of the warrant liability and a net change in operating assets and liabilities of $1.4 million.

Net cash used in operating activities was $5.0 million for the three months ended March 31, 2014, and consisted primarily of a net loss of $7.2 million adjusted for non-cash items, including stock-based compensation expense of $636,000, depreciation expense of $101,000 and a net change in operating assets and liabilities of $1.5 million.

Investing activities. Net cash used in investing activities consists of purchases of property and equipment. For the three months ended March 31, 2015 and March 31, 2014, we purchased $32,000 and $50,000 of property and equipment, respectively.

Financing activities. There was no net cash provided by financing activities for the three months ended March 31, 2015.

Net cash provided by financing activities for the three months ended March 31, 2014 was $51.1 million and consisted primarily of net proceeds from the initial public offering. We received aggregate net proceeds from our IPO of approximately $50.2 million, after deducting underwriting discounts and commissions and other offering expenses payable by us, of which $1.3 million were paid in 2013.

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

As of March 31, 2015, we had cash and cash equivalents of $45.5 million. We believe that our cash and cash equivalents as of March 31, 2015 will enable us to fund our operating expenses, debt service obligations and capital expenditure requirements into 2016, without giving effect to any potential milestone payments we may receive under our collaboration and license agreement with ThromboGenics or draw down the remaining $5 million of our venture debt facility with SVB. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.

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

Contractual Obligations and Commitments

During the three months ended March 31, 2015, there were no material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2014 10-K.

Off-balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the Securities and Exchange Commission, or SEC.

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

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial and Business Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of March 31, 2015, the Company’s Chief Executive Officer and Chief Financial and Business Officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

Since inception, we have incurred significant operating losses. Our net loss was $6.5 million for the three months ended March 31, 2015, $34.2 million for the year ended December 31, 2014, $18.0 million for the year ended December 31, 2013 and $19.7 million for the year ended December 31, 2012. As of March 31, 2015, we had an accumulated deficit of $98.3 million. To date, we have financed our operations primarily through private placements of our common stock and preferred stock and convertible bridge notes, venture debt borrowings and our initial public offering, or IPO, and, to a lesser extent, from a collaboration. All of our revenue to date has been collaboration revenue, which we first began to generate in 2013. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and, beginning in 2012, clinical trials. We are still in the early stages of development of our product candidates, and we have not completed development of any drugs. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year.

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

As of March 31, 2015, we had cash and cash equivalents of $45.5 million. We believe that our cash and cash equivalents as of March 31, 2015 will enable us to fund our operating expenses, debt service obligations and capital expenditure requirements into 2016, without giving effect to any potential milestone payments we may receive under our existing collaboration and license agreement with ThromboGenics. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. We are planning to spend significant funds to complete our Phase 3 clinical program evaluating EBI-005 and to submit a Biologics License Application, or BLA, to the FDA seeking approval of EBI-005 for the treatment of dry eye disease in the United States by the end of 2016. We also are planning to spend significant funds on other development programs, including possible additional clinical trials of EBI-005 for the treatment of allergic conjunctivitis. At this time we cannot reasonably estimate the remaining costs necessary to prepare and submit the BLA seeking approval of EBI-005 and commercialize EBI-005 for the treatment of dry eye disease, including commercial manufacturing of EBI-005, or the nature, timing or costs of the efforts necessary to complete the development of EBI-005 for the treatment of allergic conjunctivitis or another disease or to complete the development of any other product candidate we may develop.

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, government or other third-party funding, collaborations, strategic alliances, licensing arrangements and marketing and distribution arrangements. We do not have any committed external source of funds other than funding under our existing collaboration and license agreement with ThromboGenics in the form of research funding. Under this collaboration, we also may receive potential milestone payments upon the achievement of specified development, regulatory and other milestones and royalties with respect to future sales of collaboration products by ThromboGenics. ThromboGenics may terminate our existing collaboration for convenience on short notice. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders’ ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights as holders of our common stock. For example, in December 2014, we issued and sold in a private placement an aggregate of 1,743,680 shares of our common stock, plus warrants to purchase a total of 871,840 additional shares of common stock, which resulted in dilution to our existing stockholders. And in April 2015, we issued and sold 1,251,784 shares of our common stock, which resulted in dilution to our existing stockholders.

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

We have invested a significant portion of our efforts and financial resources in the development of EBI-005 for the treatment of patients with moderate to severe dry eye disease and for other disease indications. There remains a significant risk that we will fail to successfully develop EBI-005. In 2013, we completed a Phase 1b/2a clinical trial to evaluate the safety, tolerability and biological activity of EBI-005 in patients with moderate to severe dry eye disease. In 2014, we completed a Phase 2 clinical trial to evaluate the safety, tolerability and biological activity of EBI-005 in patients with allergic conjunctivitis. Our pivotal Phase 3 clinical program in dry eye disease will consist of two Phase 3 clinical trials evaluating EBI-005 for the treatment of moderate to severe dry eye disease and a separate clinical trial evaluating the safety of treatment with EBI-005 for one year. We began randomizing and treating patients in our first Phase 3 trial in January 2014 and completed enrollment in October 2014. We do not expect to have initial, top-line data from our first Phase 3 trial available until the second quarter of 2015. The timing of the availability of such top-line data and the completion of our pivotal Phase 3 clinical program is dependent, in part, on our ability to locate and enroll a sufficient number of eligible patients in our pivotal Phase 3 clinical program on a timely basis. Even if the results of both of our Phase 3 clinical trials evaluating EBI-005 for the treatment of moderate to severe dry eye disease and our separate safety trial are favorable, we do not plan to submit a BLA to the FDA seeking approval of EBI-005 for the treatment of dry eye disease in the United States by the end of 2016. We cannot accurately predict when or if EBI-005 will prove effective or safe in humans or whether it will receive marketing approval. Our ability to generate product revenues, which we do not expect will occur before 2017, if ever, will depend heavily on our obtaining marketing approval for and commercializing EBI-005.

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

The current standard of care for dry eye disease includes artificial tears and topical anti-inflammatory and immune-modulating drugs. The anti-inflammatory and immune-modulating drug market for the treatment of moderate to severe dry eye disease consists primarily of Restasis, which is approved for use in the United States, and off-label use of corticosteriods. Some patients with moderate to severe dry eye disease are effectively treated by the current standard of care therapies, some of which are available in generic form or offered at relatively low prices. There are also a number of products and therapies in preclinical research and clinical development by third parties to treat dry eye disease. Some of these competitive products and therapies are based on scientific approaches that are the same as or similar to our approach, and others are based on entirely different approaches. These companies include pharmaceutical companies, biotechnology companies, and specialty pharmaceutical and generic drug companies of various sizes, such as Santen Pharmaceutical Co., Ltd. (Ikervis, received approval of Marketing Authorization Application (MAA) from the European Commission (EC) on March 25, 2015), Shire Plc (lifitegrast), Mimetogen Pharmaceuticals Inc. (MIM-D3), Allergan, Inc. (AGN-195263 and Restasis-X, a new formulation of Restasis), Alcon Research (LME-636), Kala Pharmaceuticals, Inc. (loteprednol mucous prenetrating particle (KPI-121)), RegeneRx Biopharmaceuticals, Inc. (RGN-259), Ocular Technologies SARL (OTX-101), Ocular Therapeutics, Inc. (OTX-DP), Herantis Pharma Plc (Cis-urocanic acid (Cis-UCA)), Mitotech SA (SkQ1), Winston Laboratories, Inc. (Civamide nasal spray), Xigen SA (XG-104) and Parion Sciences, Inc. (P-321).

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

As of April 17, 2015, our executive officers and directors, combined with our stockholders who own more than 5% of our outstanding common stock, in the aggregate, beneficially owned shares representing approximately 73.5% of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of April 17, 2015, we had outstanding 19,371,411 shares of common stock. Of these shares, 9,776,861 shares are restricted securities under Rule 144 under the Securities Act. Any of our remaining shares that are not restricted securities under Rule 144 under the Securities Act, including 2,615,520 shares that may be immediately sold pursuant to the registration statement on Form S-1 that we filed on December 19, 2014, or Resale S-1, and shares sold in our IPO, may be resold in the public market without restriction unless purchased by our affiliates.

Moreover, holders of an aggregate of 8,527,827 shares of our common stock have rights, subject to specified conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. On April 9, 2014, we filed a registration statement registering all shares of common stock that we may issue under our equity compensation plans. As of April 17, 2015, we had outstanding options to purchase an aggregate of approximately 1,911,741 shares of our common stock, of which options to purchase approximately 685,476 shares were vested. These shares can be freely sold in the public market upon issuance, subject to volume, notice and manner of sale limitations applicable to affiliates.

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

We took advantage of reduced reporting burdens in the 2014 10-K. In particular, the 2014 10-K did not include all of the executive compensation related information that would be required if we were not an emerging growth company. We expect to continue, in our public reporting, to take advantage of some or all of the reporting exemptions available to emerging growth companies. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell or issue any equity securities that were not registered under the Securities Act during the three months ended March 31, 2015.

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

As of March 31, 2015, we have used approximately $37.9 million of the net proceeds from the initial public offering as follows:

•	approximately $18.5 million to fund external research and development expenses for our pivotal Phase 3 clinical program for EBI-005 in patients with moderate to severe dry eye disease;

•	approximately $2.2 million to fund external research and development expenses for our Phase 2 clinical trial of EBI-005 in patients with allergic conjunctivitis; and

•	approximately $17.2 million for working capital and other general corporate purposes, which includes our internal research and development expenses for EBI-005, development of our preclinical product candidates and pursuit of other research and discovery efforts.

Purchase of Equity Securities

We did not purchase any of our registered equity securities during the period covered by this Quarterly Report on Form 10-Q.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits

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
Gregory D. Perry
Chief Financial and Business Officer (Principal Financial and Accounting Officer)

April 30, 2015

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated By-laws (Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on April 16, 2015)

31.1	Rule 13a-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Principal Financial Officer

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. §1350

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.