Form 10-Q
period 2015-06-30
Eleven Biotherapeutics, Inc.
filed 2015-08-13
CIK 1485003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Registrant’s telephone number, including area code: (617) 871-9911

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    ☐  Yes    ☒  No
Number of outstanding shares of Common Stock as of July 31, 2015: 19,379,285

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

•
the initiation and conduct of clinical trials, including the timing, cost, conduct and outcome of our clinical trials of EBI-005 for the treatment of allergic conjunctivitis and EBI-031 for the treatment of diabetic macular edema and uveitis, including statements regarding the timing of the availability of, and the costs to obtain, top-line data from such trials, the timing of completion of and outcomes of such trials, and the timing of regulatory filings;

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

•
our ability to maintain our collaboration with ThromboGenics N.V., enter into and successfully complete other collaborations or in-license or acquire rights to other products, product candidates or technologies;

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

PART I—FINANCIAL INFORMATION

Item 1.         Financial Statements
ELEVEN BIOTHRAPEUTICS, INC.
CONDENSED BALANCE SHEETS
(unaudited)
(in thousands, except share and per share data)

	June 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$53,494	$54,059
Prepaid expenses and other current assets	938	342
Total current assets	54,432	54,401
Property and equipment, net	580	486
Restricted cash	94	94
Other assets	16	19
Total assets	$55,122	$55,000
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,880	$2,458
Accrued expenses	618	1,987
Notes payable, current portion	2,523	251
Deferred revenue	451	506
Total current liabilities	5,472	5,202
Other liabilities	164	4
Notes payable, net of current portion	12,171	9,749
Warrant liability	96	3,219
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 5,000,000 shares authorized at June 30, 2015 and December 31, 2014 and no shares issued and outstanding at June 30, 2015 and December 31, 2014	—	—
Common stock, $0.001 par value per share; 200,000,000 shares authorized at June 30, 2015 and December 31, 2014 and 19,307,975 and 17,933,260 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	19	18
Additional paid-in capital	142,380	128,558
Accumulated deficit	(105,180)	(91,750)
Total stockholders’ equity	37,219	36,826
Total liabilities and stockholders’ equity	$55,122	$55,000
See accompanying notes.

ELEVEN BIOTHERAPEUTICS, INC.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Collaboration revenue	$114	$761	$358	$1,329
Operating expenses:
Research and development	6,269	6,754	11,507	12,573
General and administrative	2,247	2,052	4,850	3,990
Total operating expenses	8,516	8,806	16,357	16,563
Loss from operations	(8,402)	(8,045)	(15,999)	(15,234)
Other income (expense):
Other income, net	1,826	3	3,134	54
Interest expense	(330)	(79)	(565)	(163)
Total other income (expense), net	1,496	(76)	2,569	(109)
Net loss and comprehensive loss	$(6,906)	$(8,121)	$(13,430)	$(15,343)
Cumulative preferred stock dividends	—	—	—	(519)
Net loss applicable to common stockholders	$(6,906)	$(8,121)	$(13,430)	$(15,862)
Net loss per share applicable to common stockholders—basic and diluted	$(0.36)	$(0.51)	$(0.72)	$(1.23)
Weighted-average number of common shares used in net loss per share applicable to common stockholders—basic and diluted	19,087	16,055	18,532	12,863
See accompanying notes.

ELEVEN BIOTHERAPEUTICS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2015	2014
Operating activities
Net loss	$(13,430)	$(15,343)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	192	209
Non-cash interest expense	26	18
Stock-based compensation expense	1,266	1,137
Change in fair value of warrant liability	(3,123)	(50)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(596)	(913)
Accounts payable	(578)	1,706
Accrued expenses and other liabilities	(1,209)	468
Deferred revenue	(55)	(715)
Net cash used in operating activities	(17,507)	(13,483)
Investing activities
Purchases of property and equipment	(286)	(132)
Net cash used in investing activities	(286)	(132)
Financing activities
Proceeds from issuance of common stock and common stock warrants, net of offering costs	12,172	51,505
Payments on notes payable	—	(833)
Proceeds from notes payable	5,000	—
Proceeds from exercise of common stock options and warrants	56	32
Net cash provided by financing activities	17,228	50,704
Net (decrease) increase in cash and cash equivalents	(565)	37,089
Cash and cash equivalents at beginning of period	54,059	7,942
Cash and cash equivalents at end of period	$53,494	$45,031
Supplemental non-cash financing activities
Conversion of preferred stock into common stock	$—	$56,678
Conversion of preferred stock warrants into common stock warrants	$—	$247
Issuance of warrants for common stock	$328	$—
Supplemental cash flow information
Cash paid for interest	$374	$123
See accompanying notes.

ELEVEN BIOTHERAPEUTICS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
1. Organization and Basis of Presentation
Eleven Biotherapeutics, Inc. (the “Company”), formerly known as Denovo Therapeutics, Inc. and Newco LS14, Inc., a Delaware corporation formed on February 25, 2008, is a biopharmaceutical company with a proprietary protein engineering platform, called AMP-Rx, that it applies to the discovery and development of protein therapeutics to treat diseases of the eye. The Company’s most advanced product candidate is EBI-005, which it designed, engineered and generated using its AMP-Rx platform and is developing as a topical treatment for allergic conjunctivitis. In July 2015, the Company initiated a Phase 3 clinical trial evaluating EBI-005 for the treatment of allergic conjunctivitis.
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
Liquidity
The Company has generated an accumulated deficit at June 30, 2015 of $105.2 million since inception and will require substantial additional capital to fund operations. The future success of the Company is dependent on its ability to develop its product candidates and ultimately upon its ability to attain profitable operations. The Company is subject to a number of risks similar to other early-stage life science companies, including, but not limited to, successful discovery and development of its drug candidates, raising additional capital, development by its competitors of new technological innovations, protection of proprietary technology and market acceptance of the Company’s products. In November 2014, the Company amended its Loan and Security Agreement with Silicon Valley Bank (“SVB”) to increase the amount it may borrow up to $15.0 million. The Company borrowed $10.0 million in 2014. On May 11, 2015, the Company borrowed the remaining $5 million from SVB under the Loan and Security Agreement. On April 17, 2015, the Company issued and sold 1,251,784 shares of its common stock for net proceeds of approximately $12.2 million after deducting underwriter’s discounts and expenses paid by the Company. The Company believes that its unrestricted cash and cash equivalents at June 30, 2015 of $53.5 million will be sufficient to fund the Company’s current operating plan through at least the next twelve months.
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
The unaudited condensed financial statements as of June 30, 2015 and for the three and six months ended June 30, 2015 and 2014 and the related information contained within the notes to the financial statements are unaudited. The unaudited financial statements have been prepared on the same basis as the annual audited financial statements, and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for the fair presentation of the Company’s financial position as of June 30, 2015, the statements of operations and comprehensive loss for the three and six months ended June 30, 2015 and 2014, and the statement of cash flows for the six months ended June 30, 2015 and 2014. The results for the three and six months ended June 30, 2015 are not necessarily indicative of results to be expected for the year ending December 31, 2015, or any other future annual or interim periods.

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

	As of June 30,
	2015	2014
Stock options	2,060,334	1,490,979
Unvested restricted stock	71,310	177,178
Restricted stock units	211,400	—
Common stock warrants	926,840	—
	3,269,884	1,668,157
There have been no material changes to the significant accounting policies previously disclosed in the 2014 10-K.
Recent Accounting Pronouncements
In the second quarter of 2014, the Financial Accounting Standards Board ("FASB") issued amended guidance applicable to revenue recognition that will be effective for the Company for the year ending December 31, 2018. The new guidance must be adopted using either a full retrospective approach for all periods presented or a modified retrospective approach. Early adoption is not permitted. The new guidance applies a more principles-based approach to recognizing revenue. The Company is evaluating the new guidance and the expected effect on the Company’s financial statements.
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
In April 2015, the FASB issued Accounting Standard Update No. 2015-3, “Interest – Imputation of Interest (Subtopic 835-30) (“ASU 2015-3”).” ASU 2015-3 requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the new amendment. The new guidance will be applied on a retrospective basis to each prior reporting period presented. Upon transition, the Company is required to comply with applicable disclosures for a change in accounting principle. The amendment is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption of this guidance to have a material effect on the Company’s financial statements.
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

The following table summarizes the assets measured at fair value on a recurring basis at June 30, 2015 (in thousands):

Description	June 30, 2015	Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$53,494	$53,494	$—	$—
Total	$53,494	$53,494	$—	$—

Description	June 30, 2015	Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Liabilities:
Warrant liability	$96	$—	$—	$96
Total	$96	$—	$—	$96

The following table summarizes the assets and liabilities measured at fair value on a recurring basis at December 31, 2014 (in thousands):

Description	December 31, 2014	Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$54,059	$54,059	$—	$—
Total	$54,059	$54,059	$—	$—

Description	December 31, 2014	Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Liabilities:
Warrant liability	$3,219	$—	$—	$3,219
Total	$3,219	$—	$—	$3,219
The Company measures the fair value of the warrants classified as a liability at each reporting date using the Black-Scholes option pricing model using the following assumptions:

	June 30, 2015	December 31, 2014
Risk-free interest rate	0.64%	1.10%
Expected dividend yield	0.00%	0.00%
Expected term (in years)	2.42	2.92
Expected volatility	63.17%	56.79%
The following table sets forth a summary of changes in the fair value of the Company’s common stock warrant liability, which represented a recurring measurement classified within Level 3 of the fair value hierarchy, wherein fair value was estimated using significant unobservable inputs (in thousands):

Beginning balance, January 1, 2015	$3,219
Change in fair value	(3,123)
Ending balance, June 30, 2015	$96

The change in the fair value of the warrant liability is primarily influenced by the price of the underlying common stock.

The carrying amounts reflected in the balance sheets for restricted cash, prepaid expenses and other current assets, other assets, accounts payable, accrued expenses and other liabilities approximate their fair values at June 30, 2015 and December 31, 2014, due to their short-term nature. At June 30, 2015, the carrying value of the notes payable approximates fair value, which was determined using Level 3 inputs, including a quoted rate.
There have been no changes to the valuation methods utilized during the three and six months ended June 30, 2015. The Company evaluates transfers between levels at the end of each reporting period. There were no transfers of assets or liabilities between levels during the three and six months ended June 30, 2015.
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
The Company is recognizing the arrangement consideration using the proportional performance method, by which the amounts are recognized in proportion to the costs incurred based on full time equivalent personnel efforts. The Company recorded revenue of $114,000 and $761,000 for the three months ended June 30, 2015 and 2014, respectively, and $358,000 and $1.3 million for the six month ended June 30, 2015 and 2014, respectively. The costs incurred by the Company related to the research activities are recorded as research and development expense in the statement of operations and comprehensive loss.
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
As of June 30, 2015, the Company had not received any milestone or royalty payments under the collaboration and license agreement.
5. Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Development costs	$179	$834
Employee compensation	125	874
Professional fees	224	195
Interest	88	84
Other	2	—
	$618	$1,987
6. Share-Based Payments
2009 Stock Incentive Plan
The Company maintains the Eleven Biotherapeutics, Inc. 2009 Stock Incentive Plan (the “2009 Plan”), as amended and restated, for employees, directors, consultants, and advisors to the Company. Upon the closing of the Company’s initial public offering ("IPO") in February 2014, the Company ceased granting stock incentive awards under the 2009 Plan. The 2009 Plan provides for the grant of incentive and non-qualified stock options and restricted stock grants as determined by the Board of Directors. Under the 2009 Plan, stock options may not be granted at less than fair value on the date of the grant. Furthermore, the exercise price of incentive stock options granted to an employee, who, at the time of grant, is a 10% shareholder, may not be less than 110% of the fair value on the date of grant.
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

A summary of the Company’s stock option activity and related information follows:

	Shares	Weighted-Average Exercise Price	Remaining Contractual Life (in years)
Outstanding at December 31, 2014	1,438,528	$4.93	7.86
Granted	744,328	9.05
Exercised	(67,914)	0.80
Cancelled or forfeited	(54,608)	7.77
Outstanding at June 30, 2015	2,060,334	$6.48	8.17
Exercisable at June 30, 2015	740,977	$4.68	7.34
Vested and expected to vest at June 30, 2015(1)	1,733,902	$6.90	8.36

(1)	Represents the number of vested options, plus the number of unvested options expected to vest.

Restricted Stock
From time to time, upon approval by the Board of Directors, certain employees, directors and advisors have been granted restricted shares of common stock. Certain of these shares of restricted stock are subject to repurchase rights. Accordingly, the Company has recorded the proceeds from the issuance of restricted stock as a liability in the balance sheets. The restricted stock liability is reclassified into stockholders’ equity as the restricted stock vests. A summary of the unvested restricted stock is presented below:

	Restricted Stock	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2014	125,027	$5.39
Granted	1,300	10.08
Vested	(55,017)	2.26
Unvested at June 30, 2015	71,310	$7.89

The Company did not issue shares of restricted stock to non-employees during the three months ended June 30, 2015 and 2014. The Company issued 1,300 shares of restricted stock to non-employees during the six months ended June 30, 2015 and did not issue any restricted stock to non-employees during the six months ended June 30, 2014. The non-employee restricted stock is revalued as it vests. There were 433 shares of non-employee unvested restricted stock outstanding at June 30, 2015. There were no shares of non-employee unvested restricted stock outstanding at June 30, 2014. The expense related to the restricted stock granted to non-employees for the three months ended June 30, 2015 and 2014 was $4,000 and $0, respectively. The expense related to the restricted stock granted to non-employees for the six months ended June 30, 2015 and 2014 was $31,000 and $48,000, respectively.
Restricted Stock Units
From time to time, upon approval by the Board of Directors, certain employees have been granted restricted stock units. A summary of the restricted stock units is presented below:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2014	—	$—
Granted	211,400	2.76
Vested	—	—
Unvested at June 30, 2015	211,400	$2.76

The Company did not issue any restricted stock units to non-employees during the three and six months ended June 30, 2015 and 2014.
Performance-Based Stock Options
The Company has granted stock options to the founders of the Company, which contain both performance-based and service-based vesting criteria. Milestone events are specific to the Company’s corporate goals, including but not limited to certain preclinical and clinical development milestones related to the Company’s product candidates. Stock-based compensation expense associated with these performance-based stock options is recognized if the performance condition is considered probable of achievement using management’s best estimates. There was no expense recorded for milestone based vesting awards during the three and six months ended June 30, 2015. During the three and six months ended June 30, 2014, management determined that certain performance-based milestones were achieved and recorded stock-based compensation expense of $5,000 and $22,000, respectively. The remaining milestones were not deemed to be probable of achievement as of June 30, 2015. As of June 30, 2015, unrecognized compensation expense related to performance based awards was $0.5 million.

Stock-Based Compensation Expense
The fair value of each stock option granted to employees and directors was estimated on the date of grant using the Black-Scholes option-pricing model based on the assumptions noted in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Risk-free interest rate	1.52–1.82%	1.81-1.93%	1.42–1.82%	1.80-2.02%
Expected dividend yield	—	—	—	—
Expected term (in years)	5.75-6	6	5.75-6	5.75-6
Expected volatility	69.27–71.37%	69.18-69.52%	69.27–74.11%	69.18-69.58%
The expense related to the options and the restricted stock units granted to employees and directors for the three months ended June 30, 2015 and 2014 was $554,000 and $413,000, respectively. The expense related to the options granted to employees and directors for the six months ended June 30, 2015 and 2014 was $1.1 million and $701,000, respectively.

The Company did not grant any stock options to non-employees during the three and six months ended June 30, 2015 and 2014. The expense related to the options granted to non-employees for the three months ended June 30, 2015 and 2014 was $44,000 and $88,000, respectively. The expense related to the options granted to non-employees for the six months ended June 30, 2015 and 2014 was $127,000 and $388,000, respectively.
During the three and six months ended June 30, 2015 and 2014, the Company recorded stock-based compensation expense for employee and non-employee stock options, restricted stock, and restricted stock units which was allocated as follows in the statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Research and development expense	$219	$144	$498	$499
General and administrative expense	383	357	768	638
	$602	$501	$1,266	$1,137
At June 30, 2015, there was $6.0 million of total unrecognized compensation cost related to non-vested stock options and unvested restricted stock with service-based vesting provisions, which is expected to be recognized over a weighted-average period of 2.69 years.

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
Overview
We are a clinical-stage biopharmaceutical company with a proprietary protein engineering platform, called AMP-Rx, that we apply to the discovery and development of protein therapeutics to treat diseases of the eye. Our therapeutic approach is based on the role of cytokines in diseases of the eye, our understanding of the structural biology of cytokines and our ability to rationally design and engineer proteins to modulate the effects of cytokines. Cytokines are cell signaling molecules found in the body that can have important inflammatory effects. We are conducting research and development programs directed at both diseases of the front of the eye, such as allergic conjunctivitis, and diseases of the back of the eye, such as diabetic macular edema, or DME, and uveitis. Our most advanced product candidate is EBI-005, which we designed, engineered and generated using our AMP-Rx platform and are developing as a topical treatment for ocular surface inflammatory diseases, including allergic conjunctivitis. In 2014, we completed a Phase 2 clinical trial evaluating the use of EBI-005 in patients with moderate to severe allergic conjunctivitis. In July 2015, we initiated our first of two planned Phase 3 clinical trials of EBI-005 for the treatment of moderate to severe allergic conjunctivitis. We hold worldwide commercialization rights to EBI-005.
In addition to our clinical development of EBI-005 in allergic conjunctivitis, in May 2015, we announced top-line results from our Phase 3 clinical trial of EBI-005 in 669 patients with moderate to severe dry eye disease. In this trial, there was no statistically significant difference between the EBI-005 treated group and the vehicle control group on the co-primary endpoints of total corneal fluorescein staining, or CFS, score or the painful or sore eyes question of the ocular surface disease index, or OSDI, questionnaire. In addition, there were no statistically significant differences between the EBI-005 treated group and the vehicle treated group on any secondary endpoints. Patients with dry eye disease in both the EBI-005 and vehicle control groups showed statistically significant improvement from baseline on the co-primary and secondary endpoints. While the mean change from baseline on the co-primary endpoints was greater in the vehicle control group than the EBI-005 treated group, the differences between the two groups were not statistically significant and we believe the differences were not clinically meaningful. EBI-005 was generally well tolerated in this trial with no treatment related serious adverse events and no difference in adverse events between EBI-005 treated patients and those treated with vehicle control. Based on these top-line results, we do not plan to pursue further development of EBI-005 in dry eye disease. As a result, we are truncating the duration of the ongoing 12-month safety study of EBI-005 in dry eye patients. We expect to have three months of safety data for all patients enrolled in this safety study and six months of safety data for patients who had already completed three months of treatment when we decided to truncate the study.
Our most advanced preclinical product candidate is EBI-031, a human monoclonal antibody designed to inhibit the inflammatory cytokine interleukin-6, or IL-6, for the treatment of diabetic macular edema, or DME, and for the treatment of uveitis. We believe EBI-031 has the ability to bind to and potently block the activity of IL-6, which has been linked to the inflammatory retinopathy associated with diabetes as well as the inflammation associated with uveitis. We also designed EBI-031 to have a longer half-life when administered through intravitreal injection than current treatment regimens for DME and to be cleared more rapidly from systemic circulation than most antibodies approved for systemic administration in humans. We expect to progress EBI-031 into clinical trials for DME in the first half of 2016.
We were incorporated and commenced active operations in early 2008, and our operations to date have been limited to organizing and staffing our company, acquiring rights to intellectual property, business planning, raising capital, developing our technology, identifying potential product candidates, undertaking preclinical studies and, beginning in 2012, conducting clinical trials. To date, we have financed our operations primarily through private placements of our common stock, preferred stock and convertible bridge notes, venture debt borrowings, the initial public offering of our common stock, or IPO, sales effected in an "at the market" offering through our agent, Cowen and Company, LLC, or Cowen, and, to a lesser extent, from a collaboration. All of our revenue to date has been collaboration revenue, which we first began to generate in 2013. Since inception, we have incurred significant operating losses. As of June 30, 2015, we had an accumulated deficit of $105.2 million. We anticipate that our expenses will increase as compared to prior periods in connection with conducting our pivotal Phase 3 clinical program, consisting of two Phase 3 clinical trials evaluating the safety and efficacy of EBI-005, our most advanced product candidate, for the treatment of moderate to severe allergic conjunctivitis, and if successful, seeking marketing approval for EBI-005 for this indication in the United States. A separate clinical trial evaluating the safety of treatment in at least 300 patients treated with EBI-005 at the same concentration for six weeks is required for marketing approval. Following completion of our initial

Phase 3 clinical trial of EBI-005 for allergic conjunctivitis, we plan to discuss with the FDA whether we will be able to utilize the results of our clinical trials evaluating EBI-005 for dry eye disease, including our ongoing safety study of EBI-005 in patients with dry eye disease to fulfill this requirement.
We also expect our expenses to increase as we conduct additional clinical trials of EBI-005 for additional indications or for use in other patient populations; as we seek, if clinical trials are successful, marketing approval of EBI-005 for the treatment of allergic conjunctivitis or other indications or for use in other patient populations; as we continue research and development; and as we initiate additional clinical trials of, and seek, if clinical trials are successful, marketing approval for, our other product candidates. In addition, if we obtain marketing approval for EBI-005 or any other product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Furthermore, since the closing of our IPO, we have incurred additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

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
The early phase allergic response is primarily driven by the immediate release by mast cells of preformed histamine, a potent inflammatory molecule, and other mediators in a process called degranulation. The late phase allergic response is driven by other inflammatory mediators such as cytokines and chemokines and by mast cells and other specialized cells of the immune system, such as eosinophils, macrophages and T-cells. Both the early and late phase responses may result in ocular itching, tearing, conjunctival redness, conjunctival chemosis, or swelling of the conjunctiva, follicular/papillary response, or the development of bumps on the conjunctiva, mucous discharge and associated nasal symptoms. The severity of both the early phase and late phase responses vary among patients. In more severe forms of allergic conjunctivitis, the inflammation associated with the late phase response can result in the breakdown of the outermost layer, or epithelial layer, of the eye and, in some cases, fibrosis. We believe that the inflammatory cytokine interleukin-1, or IL-1, is an important mediator of the late phase allergic response.

Phase 2 Clinical Trial of EBI-005 for the Treatment of Allergic Conjunctivitis
We designed our completed Phase 2 clinical trial of EBI-005 for allergic conjunctivitis principally to assess the biological activity, safety, and immunogenicity, or the tendency to elicit an antibody response, in moderate to severe patients to inform the design of our Phase 3 clinical trials. We conducted the trial in modified versions of two controlled exposure models, a repetitive direct conjunctival allergen challenge, or CAPT, model and repetitive exposure in an allergy room, which we have previously referred to as an environmental exposure chamber, or EEC, model where patients are exposed to the allergen through multiple routes. In our Phase 2 trial, EBI-005 was generally well tolerated with no difference in adverse events between patients treated with EBI-005 and those treated with vehicle. This Phase 2 study did not meet the primary endpoint of reduction in mean ocular itching in subjects treated with EBI-005 compared to vehicle control in the allergy room model. In the CAPT model, patients treated with EBI-005 showed a statistically significant improvement based on the pre-specified secondary and exploratory endpoints of change from baseline in ocular itching, ocular tearing and total nasal symptoms at the final two challenge time points, visit 6 and visit 7, compared to patients treated with vehicle control. We believe these improvements were clinically meaningful. There was no statistically significant difference between treatment with EBI-005 and vehicle control on any other secondary or exploratory endpoints in the CAPT model. In the allergy room, there was no statistically significant difference between treatment with EBI-005 and vehicle control on the primary efficacy endpoint of the trial, area-under-the curve from zero to five hours of ocular itching at visit 7. There was no statistically significant difference between treatment with EBI-005 and vehicle control on the secondary and exploratory endpoints in the allergy room other than improvement in lid swelling for patients treated with EBI-005 compared to patients treated with vehicle control at visit 6.

Pivotal Phase 3 Clinical Program of EBI-005 for the Treatment of Allergic Conjunctivitis
We expect that our pivotal Phase 3 clinical program for moderate to severe allergic conjunctivitis will consist of two clinical trials to evaluate the safety and efficacy of EBI-005 for four weeks at a concentration of 5 mg/ml. A separate clinical trial evaluating the safety of treatment in at least 300 patients treated with EBI-005 at the same concentration for six weeks is required for marketing approval. Following completion of our initial Phase 3 clinical trial, we plan to discuss with the FDA whether we will be able to utilize the results of our clinical trials evaluating EBI-005 for dry eye disease, including our ongoing safety study of EBI-005 in patients with dry eye disease, for which we expect to have three months of safety data for all patients enrolled and six months of safety data for a subset of patients, to fulfill this requirement. We plan to conduct each of our pivotal Phase 3 trials in approximately 250 patients. We initiated our first Phase 3 trial, which is being conducted at up to 12 centers in the United States, in July 2015. We currently intend to initiate our second Phase 3 trial only if we obtain favorable top-line data from our first Phase 3 trial. We plan to conduct each of our Phase 3 trials in an outpatient setting in a natural environment. We will not use an allergy room.
We have designed our pivotal Phase 3 clinical program based on the results we observed in our completed Phase 2 clinical trial of EBI-005 for the treatment of allergic conjunctivitis. We met with the United States Food and Drug Administration, or FDA, Division of Transplant and Ophthalmology Products in February 2015 to discuss our planned pivotal Phase 3 clinical program. Based in part on that discussion, we believe that if the results of both of our Phase 3 trials are favorable, they will be sufficient, together with our separate safety trial, to support a Biologics License Application, or BLA, submission to the FDA, seeking approval of EBI-005 for the treatment of ocular itching of allergic conjunctivitis in the United States.
We are evaluating the development of EBI-005 in Europe in addition to the United States and have sought and received scientific advice from the European Medicine Agency’s, or EMA, Committee for Medicinal Products for Human Use, or CHMP, regarding European registration requirements for EBI-005 for the treatment of allergic conjunctivitis. The scientific advice received indicates that the requirements for European registration in allergic conjunctivitis may differ from the requirements for registration in the United States and our pivotal Phase 3 clinical program may not be sufficient given the advice of the CHMP. We plan to further discuss with the EMA a registration plan for EBI-005 in late-phase allergic conjunctivitis for the European Union.
Phase 3 Clinical Trial Design
Our first Phase 3 trial will be a double-masked, randomized, placebo controlled, parallel group study. We expect to enroll approximately 250 patients at up to twelve centers in the United States in the study. There are two phases to this study: an environmental phase in which all 250 patients will participate for up to six clinic visits, and an exploratory three day consecutive conjunctival allergen challenge, or CAC, phase in which approximately 60 to 70 of the approximately 250 patients will participate for up to eight clinic visits in total for both phases of the trial. The exploratory phase will occur subsequent to the environmental phase of the trial. All patients will be screened on the basis of eligibility criteria at the first visit, or Visit 1. Patients who meet eligibility criteria at Visit 1 will return within 29 days for a second visit, or Visit 2, to undergo the next stage of eligibility assessment. Patients who continue to be eligible at Visit 2 will be exposed to a one-week challenge with a topical antihistamine or mast cell stabilizer, which is the standard of care. Patients will then return for a third visit, or Visit 3, to confirm eligibility for randomization in the study. Only patients who fail to show a complete response to the topical antihistamine or mast cell stabilizer challenge will be enrolled in this study. These patients will be randomly assigned, or randomized, 1:1 to receive either EBI-005 5 mg/ml or vehicle control administered topically to each eye three times per day for four weeks. Visit 3 is day 1 of study treatment and we refer to this visit as the baseline visit for the study. The study protocol requires that patients complete a symptom diary on a daily basis during the four weeks of treatment. Patients will return for follow-up clinic visits at two weeks, or Visit 4, and four weeks, or Visit 5, after initiating dosing of the study medication. After four weeks, the study medication will be stopped. The patients who only participate in the environmental phase of the study will return for a final follow-up visit two weeks later, or Visit 6. The remaining 60 to 70 patients, who will continue with the exploratory three day consecutive CAC, will undergo the first CAC at four weeks, or Visit 5, the second CAC a day later, or Visit 6, and the third and final CAC one day later, or Visit 7. Patients will return for a final follow-up visit one and a half weeks later, or Visit 8.
Eligible patients will be at least 18 years of age, with moderate to severe allergic conjunctivitis. Eligibility criteria for randomization in the trial will also include the following:

•	a history of ocular allergies during ragweed pollen season requiring the use of more than one anti-allergic medication during the past two years to treat ocular allergic symptoms;

•	a positive skin test reaction to dust mite and ragweed within the past 24 months;

•
signs and symptoms of allergic conjunctivitis in both eyes, defined as greater than or equal to one for ocular redness in at least one group of conjunctival vessels in one eye based on a scale of zero for no redness to four for very severe redness, and a subjective score of greater than or equal to one in at least one of the following at the start of Visit 2: ocular itching, lid swelling or tearing based on a scale of zero for no symptoms to four for very severe symptoms, except lid swelling score which ranges from a score of zero to a maximum of three;

•
a positive bilateral CAC reaction to dust mite within eight to twelve minutes of allergen exposure at Visit 2. A positive CAC reaction is defined as itching and conjunctival redness scores of greater than or equal to two in both eyes following allergen exposure with baseline conjunctival redness and itching scores of less than one or an increase of at least one in conjunctival redness and itching scores in each eye for patients with baseline itching and conjunctival redness scores of at least one.

In addition, to be randomized in this trial, patients must have consistent and sufficient scores for ocular itching and redness as recorded by the patient in his or her diary during the antihistamine or mast cell stabilizer treatment period (Visit 2 through Visit 3).
The timeline for our first Phase 3 trial of EBI-005 for the treatment of allergic conjunctivitis and the number of patients to be randomized into the EBI-005 treatment and vehicle-control groups is depicted in the graphic below.
Phase 3 Clinical Trial Endpoints
Based on our communications with the FDA, we believe that in order to support a BLA submission to the FDA seeking approval of EBI-005 in the United States, we must demonstrate in two Phase 3 clinical trials a statistically significant improvement in ocular itching or ocular redness, or both, in subjects treated with EBI-005 compared to vehicle control. In the first Phase 3 trial, we have defined the primary endpoint as the morning ocular itching diary scores, which range from zero for no itching to four for incapacitating itching, during the 14-day period between days 7 and 28 of the 28 days of study drug treatment (Visit 3 through Visit 5) with the highest pollen counts, as measured by the pollen counters placed by us in the environment.
Key secondary efficacy endpoints in our first Phase 3 trial of EBI-005 treatment compared to vehicle control are:

•
Late afternoon and evening ocular itching diary scores during the 14-day period between days 7 and 28 of the 28 days of study drug treatment (Visit 3 through Visit 5) with the highest pollen counts, as measured by the pollen counters placed by us in the environment.

•
Morning, late afternoon, and evening ocular redness diary scores, which range from zero for no redness to four for very severe redness, during the 14-day period between days 7 and 28 of the 28 days of study drug treatment (Visit 3 through Visit 5) with the highest pollen counts, as measured by the pollen counters placed by us in the environment.

•
Morning, late afternoon, and evening diary score assessments for tearing, lid swelling, nasal itching, rhinorrhea, and nasal congestion during the 14-day period between days 7 and 28 of the 28 days of study drug treatment (Visit 3 through Visit 5) with the highest pollen counts, as measured by the pollen counters placed by us in the environment.

•	Evaluation of the ocular redness and conjunctival chemosis at Visits 3, 4, and 5.

•	Evaluation of safety, tolerability and immunogenicity during the 28 day treatment period, or Visit 3 through Visit 5.
The exploratory endpoints being evaluated in the first Phase 3 trial of EBI-005 treatment compared to vehicle control in the approximately 60 to 70 patients who will also participate in the three day consecutive CAC after completing the environmental phase of the study are signs and symptoms of allergic conjunctivitis prior to and following CAC at Visits 5 through 7 assessed at specified time points up to approximately 5 hours following each CAC.
Our Other Product Candidates
In addition to EBI-005, we have two proprietary product candidates in early preclinical development, EBI-031 and a product candidate designed to block a protein called vascular endothelial growth factor, or VEGF. We plan to further evaluate these product candidates for potential use in humans as follows:

•	EBI-031, a novel inhibitor of the cytokine IL-6, which we are developing as an intravitreal injection for the treatment of certain retinal diseases, such as DME and posterior uveitis; and

•
a VEGF pathway blocker we are developing as an intravitreal injection for the treatment of certain retinal diseases, such as wet age-related macular degeneration, or AMD.  We have engineered a series of recombinant VEGF blockers in a manner that we believe could result in longer intravitreal retention.  We are initiating animal studies to evaluate the pharmacology of these candidate VEGF blockers.

We are no longer pursuing EBI-028, a novel inhibitor of the cytokine IL-17, for the treatment of uveitis. We believe that IL-6 inhibition could be an effective target for treating uveitis and its associated macular edema. According to a poster presented by a group from Barcelona, Spain at the Association for Research in Vision and Ophthalmology 2015 Annual Meeting, the IL-6 receptor inhibitor, tocilizumab, administered systemically led to suppression of uveitis and macular edema in the back of the eye of patients whose disease had been refractory to previous treatments. Multiple other case reports in peer reviewed literature have also demonstrated a beneficial effect of treating patients with macular edema with systemic IL-6 inhibition.
We are undertaking the necessary chemistry, manufacturing and control, or CMC, development work and nonclinical safety studies of EBI-031 to support the submission of an investigational new drug application, or IND, to the FDA. If the results of these efforts and our additional preclinical studies of EBI-031 are favorable, we intend to submit an IND to the FDA in the first half of 2016.
We believe there is substantial unmet medical need to reduce the frequency of intravitreal injections of VEGF inhibitors in the treatment of wet AMD, DME, and other posterior eye vascular disorders. Currently, treatments for wet AMD frequently require monthly intravitreal administration and even when administered as needed, a patient may require an average of seven to eight injections per year. Our goal is to develop a long-acting VEGF pathway blocker that requires four or fewer intravitreal injections per year once the required initial doses are given to address the disease.
In part leveraging the increasing understanding of the long intravitreal half-life of EBI-031 in rabbit studies, we believe we can utilize similar approaches to create long-lasting VEGF pathway blockers.

Financial Operations Overview
Revenue
To date, we have not generated any revenues from the sale of products. All of our revenue to date has been derived from a collaboration. We do not expect to generate significant product revenue unless and until we obtain marketing approval for, and commercialize, EBI-005, which we do not expect will occur before 2018, if ever.
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
In connection with the agreement, we received an upfront, non-refundable payment of $1.75 million, and are entitled to receive payment for our performance of activities under the agreement at a set rate per full time annual equivalent personnel for research services pursuant to the agreement. We identified three deliverables in the arrangement: the research license, the research services and our participation on the joint research committee, or JRC deliverable, and concluded that there are two units of accounting: a combined research license and research services deliverable and the JRC deliverable. The estimated selling price for the JRC deliverable was de minimis, and thus we allocated the fixed arrangement consideration to the combined unit of accounting. We are recognizing revenue using the proportional performance method by which the amounts are recognized in proportion to the costs incurred based on full time equivalent efforts. In addition, we are eligible to receive up to an aggregate of $10.0 million if ThromboGenics achieves specified preclinical and clinical development milestones and up to an aggregate of $15.0 million if ThromboGenics achieves specified regulatory milestones. There are no commercialization or sales based milestones under the agreement. ThromboGenics is obligated to pay us a low single digit royalty on the sale of collaboration products. We recognized collaboration revenue of $114,000 and $761,000 in connection with this collaboration for the three months ended June 30, 2015 and 2014, respectively, and $358,000 and $1.3 million for the six months ended June 30, 2015 and 2014, respectively. We expect that any revenue we generate from our collaboration with ThromboGenics will fluctuate from quarter to quarter as a result of the uncertain timing and amount of payments for research services, milestone payments and royalties.
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

We estimate that we will incur external research and development expenses of approximately $30 - $35 million to complete our pivotal Phase 3 clinical program of EBI-005 for the treatment of moderate to severe allergic conjunctivitis, consisting of two Phase 3 clinical trials, and, if successful, to submit a BLA to the FDA seeking approval of EBI-005 for the treatment of allergic conjunctivitis in the United States in 2017. This does not include the costs of a separate clinical trial evaluating the safety of treatment with EBI-005 in at least 300 subjects treated with EBI-005 at the same concentration for six weeks. Based on top-line results from our completed Phase 3 clinical trial in dry eye disease, we do not plan to pursue further development of EBI-005 for this indication. At this time, we cannot reasonably estimate the remaining costs necessary to commercialize EBI-005 for the treatment of allergic conjunctivitis, including commercial manufacturing of EBI-005, or the nature, timing or costs of the efforts necessary to complete the development of any other product candidate.
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
We allocate direct research and development expenses, consisting principally of external costs, such as fees paid to investigators, consultants, central laboratories and CROs in connection with our clinical trials, and costs related to manufacturing or purchasing clinical trial materials, to specific product programs. We do not allocate employee and contractor-related costs, costs associated with our platform and facility expenses, including depreciation or other indirect costs, to specific product programs because these costs are deployed across multiple product programs under research and development and, as such, are separately classified. The table below provides research and development expenses incurred for our EBI-005 and EBI-031 product programs and other expenses by category. We did not allocate research and development expenses to any other specific product program during the periods presented.

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(in thousands)
Programs:
EBI-005	$4,372	$5,047	$7,423	$9,078
EBI-031	398	—	826	—
Total program expenses	4,770	5,047	8,249	9,078
Personnel and other expenses:
Employee and contractor-related expenses	1,067	1,158	2,335	2,185
Platform-related lab expenses	151	273	340	455
Facility expenses	128	128	237	232
Other expenses	153	148	346	623
Total personnel and other expenses	1,499	1,707	3,258	3,495
Total research and development expenses	$6,269	$6,754	$11,507	$12,573
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

Other Income (Expense), Net

Other income and expense consists primarily of interest income earned on cash and cash equivalents, interest expense on outstanding debt and the gain or loss associated with the change in the fair value of our warrant liability.
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

At the inception of an arrangement that includes milestone payments, we evaluate whether each milestone is substantive and at risk to both parties on the basis of the contingent nature of the milestone. This evaluation includes an assessment of whether: (1) the consideration is commensurate with either our performance to achieve the milestone or the enhancement of the value of the delivered item as a result of a specific outcome resulting from our performance to achieve the milestone; (2) the consideration relates solely to past performance; and (3) the consideration is reasonable relative to all of the deliverables and payment terms within the arrangement. We evaluate factors such as the scientific, clinical, regulatory, commercial and other risks that must be overcome to achieve the particular milestone and the level of effort and investment required to achieve the particular milestone in making this assessment. There is considerable judgment involved in determining whether a milestone satisfies all of the criteria required to conclude that a milestone is substantive. We have concluded that certain of the preclinical and clinical development milestone payments pursuant to our collaboration and license arrangement with ThromboGenics are substantive. Accordingly, in accordance with ASC Topic 605-28,Revenue Recognition-Milestone Method, we will recognize revenue in its entirety upon successful accomplishment of these milestones, assuming all other revenue recognition criteria are met. Milestones that are not considered substantive are recognized as earned if there are no remaining performance obligations or over the remaining period of performance, assuming all other revenue recognition criteria are met.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Risk-free interest rate	1.52–1.82%	1.81-1.93%	1.42–1.82%	1.80-2.02%
Expected dividend yield	—	—	—	—
Expected term (in years)	5.75-6	6	5.75-6	5.75-6
Expected volatility	69.27–71.37%	69.18-69.52%	69.27–74.11%	69.18-69.58%
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
Stock-based compensation expense was $602,000 for the three months ended June 30, 2015, $501,000 for the three months ended June 30, 2014, $1.3 million for the six months ended June 30, 2015 and $1.1 million for the six months ended June 30, 2014. As of June 30, 2015, we had $6.0 million of total unrecognized stock-based compensation expense related to service-based vesting awards, which we expect to recognize over a weighted-average remaining vesting period of approximately 2.69 years. In addition, as of June 30, 2015, we had unrecognized compensation expense related to performance-based awards of $0.5 million, which will be recorded when the vesting conditions become probable of achievement. Our stock-based compensation expense is expected to increase as a result of recognizing our existing unrecognized stock-based compensation for awards that will vest and as we issue additional stock-based awards to attract and retain our employees.
We allocated stock-based compensation expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Research and development expense	$219	$144	$498	$499
General and administrative expense	383	357	768	638
Total stock-based compensation expense	$602	$501	$1,266	$1,137

Results of Operations
Comparison of the Three Months Ended June 30, 2015 and 2014

	Three Months ended June 30,
	2015	2014	Change
	(in thousands)
Collaboration revenue	$114	$761	$(647)
Operating expenses:
Research and development	6,269	6,754	(485)
General and administrative	2,247	2,052	195
Total operating expenses	8,516	8,806	(290)
Loss from operations	(8,402)	(8,045)	(357)
Other income (expense), net	1,496	(76)	1,572
Net loss	$(6,906)	$(8,121)	$1,215
Revenue. Revenue was $114,000 for the three months ended June 30, 2015 compared to $761,000 for the three months ended June 30, 2014. The decrease of $647,000 was due to less revenue recognized pursuant to the ThromboGenics collaboration and license agreement.
Research and development expenses. Research and development expenses were $6.3 million for the three months ended June 30, 2015 compared to $6.8 million for the three months ended June 30, 2014. The decrease of $485,000 was primarily due to a decrease of $675,000 of EBI-005 related development expenses. In 2014, we initiated and completed a Phase 2 clinical trial to evaluate the use of EBI-005 in patients with allergic conjunctivitis and in 2015 we completed a Phase 3 clinical trial evaluating the use of EBI-005 in patients with dry eye disease. This decrease was partially offset by increases in EBI-031 related development expenses of $398,000 during the three months ended June 30, 2015. In late 2014, we began undertaking the necessary CMC development work and nonclinical safety studies to support the submission of an IND to the FDA. In addition, stock-based compensation expense allocated to research and development expenses was $219,000 for the three months ended June 30, 2015 compared to $144,000 for the three months ended June 30, 2014.

General and administrative expenses. General and administrative expenses were $2.2 million for the three months ended June 30, 2015 compared to $2.1 million for the three months ended June 30, 2014. The increase of $195,000 was primarily due to increased operating costs as a result of our transition from a private company to a public company, including legal, accounting, insurance and investor relations expenses.

Other income (expense), net. Other income (expense), net was $1.5 million for the three months ended June 30, 2015 compared to $(76,000) for the three months ended June 30, 2014. The change of $1.6 million was primarily due to a decrease in the fair value of the Company’s warrant liability.

Comparison of the Six Months Ended June 30, 2015 and 2014

	Six Months ended June 30,
	2015	2014	Change
	(in thousands)
Collaboration revenue	358	$1,329	$(971)
Operating expenses:
Research and development	11,507	12,573	(1,066)
General and administrative	4,850	3,990	860
Total operating expenses	16,357	16,563	(206)
Loss from operations	(15,999)	(15,234)	(765)
Other income (expense), net	2,569	(109)	2,678
Net loss	$(13,430)	$(15,343)	$1,913
Revenue. Revenue was $358,000 for the six months ended June 30, 2015 compared to $1.3 million for the six months ended June 30, 2014. The decrease of $971,000 was due to less revenue recognized pursuant to the ThromboGenics collaboration and license agreement.
Research and development expenses. Research and development expenses were $11.5 million for the six months ended June 30, 2015 compared to $12.6 million for the six months ended June 30, 2014. The decrease of $1.1 million was primarily due to a decrease of $1.7 million of EBI-005 related development expenses. In 2014, we initiated and completed a Phase 2 clinical trial to evaluate the use of EBI-005 in patients with allergic conjunctivitis and in 2015 we completed a Phase 3 clinical trial evaluating the use of EBI-005 in patients with dry eye disease. This decrease was partially offset by increases in EBI-031 related development expenses of $826,000 during the six months ended June 30, 2015. In late 2014, we began undertaking the necessary CMC development work and nonclinical safety studies to support the submission of an IND to the FDA.

General and administrative expenses. General and administrative expenses were $4.9 million for the six months ended June 30, 2015 compared to $4.0 million for the six months ended June 30, 2014. The increase of $860,000 was primarily due to increased operating costs as a result of our transition from a private company to a public company, including legal, accounting, insurance and investor relations expenses. In addition, stock-based compensation expense allocated to general and administrative expenses was $768,000 for the six months ended June 30, 2015 compared to $638,000 for the six months ended June 30, 2014.
Other income (expense), net. Other income (expense), net was $2.6 million for the six months ended June 30, 2015 compared to $(109,000) for the six months ended June 30, 2014. The change of $2.7 million was primarily due to a decrease in the fair value of the Company’s warrant liability.

Liquidity and Capital Resources
Sources of Liquidity
Since inception, we have incurred significant operating losses. All of our revenue to date has been collaboration revenue. To date, we have financed our operations primarily through private placements of our common stock, preferred stock and bridge notes convertible into our preferred stock, venture debt borrowings, our IPO, which we closed in February 2014, sales effected in an "at the market" offering through our agent, Cowen, and, to a lesser extent, from a collaboration.
In May 2013, we entered into the collaboration and license agreement with ThromboGenics. Under this collaboration, ThromboGenics made a $1.75 million up-front, non-refundable cash payment to us and will fund the research services that we provide under the agreement.

In March 2015, we entered into a sales agreement, or the Sales Agreement, with Cowen, pursuant to which we may issue and sell shares of our common stock from time to time having an aggregate offering price of up to $40,000,000 through Cowen, acting as our agent. Sales of our common stock through Cowen may be made by any method permitted that is deemed an “at the market offering” as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on or through the Nasdaq Global Market, sales made to or through a market maker other than on an exchange or otherwise, in negotiated transactions at market prices, and/or any other method permitted by law. Cowen is not required to sell any specific amount, but acts as our sales agent using commercially reasonable efforts consistent with its normal trading and sales practices.

Shares sold pursuant to the Sales Agreement have been sold pursuant to a shelf registration statement, or the 2015 Shelf, which became effective on March 20, 2015 (File No 333-202676), as supplemented by a prospectus supplement dated March 11, 2015. Under the Sales Agreement, we pay Cowen a commission of up to 3% of the gross proceeds. As of June 30, 2015, we had sold approximately 1,251,784 shares pursuant to the Sales Agreement, resulting in proceeds of approximately $12.2 million, net of commissions and issuance costs.

In November 2014, we amended our Loan and Security Agreement with Silicon Valley Bank, or SVB, to increase the amount we may borrow up to $15.0 million. We borrowed $10.0 million in 2014. On May 11, 2015, we borrowed the remaining $5.0 million from SVB under the Loan and Security Agreement.
Cash Flows
As of June 30, 2015, we had cash and cash equivalents of $53.5 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.
The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Six Months Ended June 30,
	2015	2014
	(in thousands)
Net cash (used in) provided by:
Operating activities	(17,507)	(13,483)
Investing activities	(286)	(132)
Financing activities	17,228	50,704
Net (decrease) increase in cash and cash equivalents	$(565)	$37,089
Operating activities. Net cash used in operating activities was $17.5 million for the six months ended June 30, 2015, and consisted primarily of a net loss of $13.4 million adjusted for non-cash items, including stock-based compensation expense of $1.3 million, depreciation expense of $192,000, a net change of $3.1 million in the fair value of the warrant liability and a net change in operating assets and liabilities of $2.4 million.
Net cash used in operating activities was $13.5 million for the six months ended June 30, 2014, and consisted primarily of a net loss of $15.3 million adjusted for non-cash items, including stock-based compensation expense of $1.1 million, depreciation expense of $209,000 and a net change in operating assets and liabilities of $546,000.
Investing activities. Net cash used in investing activities consists of purchases of property and equipment. For the six months ended June 30, 2015 and June 30, 2014, we purchased $286,000 and $132,000 of property and equipment, respectively.
Financing activities. Net cash provided by financing activities for the six months ended June 30, 2015 was $17.2 million and consisted primarily of net proceeds of $12.2 million from the issuance of common stock in connection with sales effected in an “at the market” offering through our agent, Cowen, and $5.0 million from additional borrowings under our loan with SVB.
Net cash provided by financing activities for the six months ended June 30, 2014 was $50.7 million and consisted primarily of net proceeds from our IPO. We received aggregate net proceeds from our IPO of approximately $50.2 million, after deducting underwriting discounts and commissions and other offering expenses payable by us, of which $1.3 million were paid in 2013.

Funding Requirements
We anticipate that our expenses will increase substantially as compared to prior periods in connection with conducting our pivotal Phase 3 clinical program, consisting of a Phase 3 clinical trial evaluating the safety and efficacy of EBI-005, our most advanced product candidate, for the treatment of allergic conjunctivitis , and, if successful, seeking marketing approval for EBI-005 for this indication in the United States. A separate clinical trial evaluating the safety of treatment in at least 300 patients treated with EBI-005 at the same concentration for six weeks is required for marketing approval. Following completion of our initial Phase 3 clinical trial, we plan to discuss with the FDA whether we will be able to utilize the results of our clinical trials evaluating EBI-005 for dry eye disease, including our ongoing safety study of EBI-005 in patients with dry eye disease to fulfill this requirement.
We received scientific advice from the European Medicine Agency’s, or EMA, Committee for Medicinal Products for Human Use, or CHMP, that indicates that the requirements for European registration will differ from the requirements for registration in the United States and our pivotal Phase 3 clinical program may not be sufficient given the advice of the CHMP. We plan to further discuss with the EMA a registration plan for EBI-005 in allergic conjunctivitis for the European Union. We may be required to conduct additional clinical trials to support an application for marketing approval of EBI-005 in the European Union. We anticipate that our expenses will increase substantially if we pursue, alone or in collaboration with third parties, the development of and seek marketing approval for, EBI-005 for the treatment of moderate to severe allergic conjunctivitis in the European Union.
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
Our expenses will also increase if and as we:

•	pursue the development of EBI-005 for additional indications or for use in other patient populations or, if it is approved, seek to broaden the label for EBI-005;

•	continue the research and development of our other product candidates, including EBI-031 for the treatment of diabetic macular edema and uveitis;

•	seek to discover and develop additional product candidates;

•	in-license or acquire the rights to other products, product candidates or technologies for the treatment of ophthalmic diseases;

•	seek marketing approvals for any product candidates that successfully complete clinical trials;

•	establish sales, marketing and distribution capabilities and scale up and validate external manufacturing capabilities to commercialize any products for which we may obtain marketing approval;

•	maintain, expand and protect our intellectual property portfolio;

•	hire additional clinical, quality control, scientific and management personnel;

•
expand our operational, financial and management systems and personnel, including personnel to support our clinical development, manufacturing and planned future commercialization efforts and our operations as a public company; and

•	increase our insurance coverage as we expand our clinical trials and commence commercialization of EBI-005.
As of June 30, 2015, we had cash and cash equivalents of $53.5 million. We believe that our cash and cash equivalents as of June 30, 2015 will enable us to fund our operating expenses, debt service obligations and capital expenditure requirements into the second half of 2016, without giving effect to any potential milestone payments we may receive under our collaboration and license agreement with ThromboGenics. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.

Our future capital requirements will depend on many factors, including:

•
the progress, costs and outcome of our pivotal Phase 3 clinical program for EBI-005 for the treatment of allergic conjunctivitis and of any clinical activities for regulatory review of EBI-005 outside of the United States;

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

•	subject to receipt of marketing approval, the amount of revenue received from commercial sales of EBI-005;

•	the progress, costs and outcome of developing EBI-005 for the treatment of additional indications or for use in other patient populations;

•	costs associated with EBI-031;

•	our ability to establish collaborations on favorable terms, if at all, particularly manufacturing, marketing and distribution arrangements for our product candidates;

•	the scope, progress, results and costs of preclinical development, laboratory testing and, if we determine to proceed into clinical development, clinical trials of our other product candidates;

•	the success of our collaboration with ThromboGenics;

•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims; and

•	the extent to which we in-license or acquire rights to other products, product candidates or technologies for the treatment of ophthalmic diseases.
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
Contractual Obligations and Commitments
During the six months ended June 30, 2015, there were no material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2014 10-K.
Off-balance Sheet Arrangements
We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the Securities and Exchange Commission, or SEC.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes to our exposure to market risk from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 as filed with the SEC on March 6, 2015.

Item 4.         Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of June 30, 2015, the Company’s Chief Executive Officer and Principal Financial Officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.         Legal Proceedings
We are not currently subject to any material legal proceedings.
Item 1A.    Risk Factors
Risks Related to Our Financial Position and Need For Additional Capital
We have incurred significant losses since our inception. We expect to incur losses over the next several years and may never achieve or maintain profitability.
Since inception, we have incurred significant operating losses. Our net loss was $13.4 million for the six months ended June 30, 2015, $34.2 million for the year ended December 31, 2014, $18.0 million for the year ended December 31, 2013 and $19.7 million for the year ended December 31, 2012. As of June 30, 2015, we had an accumulated deficit of $105.2 million. To date, we have financed our operations primarily through private placements of our common stock and preferred stock and convertible bridge notes, venture debt borrowings and our initial public offering, or IPO, sales effected in an "at the market" offering through our agent, Cowen, and, to a lesser extent, from a collaboration. All of our revenue to date has been collaboration revenue, which we first began to generate in 2013. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and, beginning in 2012, clinical trials. We are still in the early stages of development of our product candidates, and we have not completed development of any drugs. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year.
We anticipate that our expenses will increase as compared to prior periods in connection with conducting our pivotal Phase 3 clinical program, consisting of two Phase 3 clinical trials evaluating the safety and efficacy of EBI-005, our most advanced product candidate, for the treatment of moderate to severe allergic conjunctivitis and a separate clinical trial evaluating the safety of treatment with EBI-005 in at least 300 patients treated with EBI-005 at the same concentration for six weeks, and, if successful, seeking marketing approval for EBI-005 for this indication in the United States. We initiated our first Phase 3 trial evaluating EBI-005 for the treatment of allergic conjunctivitis in July 2015.
We received scientific advice from the European Medicine Agency’s, or EMA, Committee for Medicinal Products for Human Use, or CHMP, that indicates that the requirements for European registration in allergic conjunctivitis may differ from the requirements for registration in the United States. Based in part on that scientific advice, we now believe that the CAPT model alone is not an appropriate model for the conduct of our Phase 3 clinical trials, and we intend to use a natural environmental study design for further clinical development of EBI-005 for the treatment of allergic conjunctivitis. We have no clinical efficacy data on EBI-005 in a natural environmental study. We do not know whether the modifications we have made to our clinical trial design will be acceptable in the European Union.
We anticipate that our expenses will increase substantially if we pursue, alone or in collaboration with third parties, the development of and seek marketing approval for EBI-005 for the treatment of moderate to severe allergic conjunctivitis in the European Union.
Our expenses will also increase if and as we:

•	pursue the development of EBI-005 for additional indications or for use in other patient populations or, if it is approved, seek to broaden the label for EBI-005;

•	continue the research and development of our other product candidates, including EBI-031 for the treatment of diabetic macular edema and uveitis;

•	seek to discover and develop additional product candidates;

•	in-license or acquire the rights to other products, product candidates or technologies for the treatment of ophthalmic diseases;

•	seek marketing approvals for any product candidates that successfully complete clinical trials;

•	establish sales, marketing and distribution capabilities and scale up and validate external manufacturing capabilities to commercialize any products for which we may obtain marketing approval;

•	maintain, expand and protect our intellectual property portfolio;

•	hire additional clinical, quality control, scientific and management personnel;

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
Our ability to become and remain profitable depends on our ability to generate revenue. We do not expect to generate significant revenue unless and until we obtain marketing approval for, and commercialize, EBI-005, which we do not expect will occur before 2018, if ever. This will require us to be successful in a range of challenging activities, including:

•	completing and obtaining favorable results from our pivotal Phase 3 clinical program for EBI-005 for the treatment of moderate to severe allergic conjunctivitis;

•	subject to obtaining favorable results from our pivotal Phase 3 clinical program for EBI-005, applying for and obtaining marketing approval for EBI-005 in the United States;

•
establishing sales, marketing and distribution capabilities, either ourselves or through collaboration or other arrangements with third parties, to effectively market and sell EBI-005 in the United States;

•	initiating and obtaining favorable results from registration trials of EBI-005 for the treatment of moderate to severe allergic conjunctivitis in the European Union;

•	subject to obtaining favorable results from registration trials for EBI-005 in the European Union, applying for and obtaining marketing approval for EBI-005 in the European Union;

•	establishing collaboration, distribution or other marketing arrangements with third parties to commercialize EBI-005 in markets outside the United States;

•	achieving an adequate level of market acceptance of EBI-005;

•	protecting our rights to our intellectual property portfolio related to EBI-005; and

•	ensuring the manufacture of commercial quantities of EBI-005.
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
We expect to devote substantial financial resources to our ongoing and planned activities, particularly completing our pivotal Phase 3 clinical program evaluating EBI-005 for the treatment of moderate to severe allergic conjunctivitis and, if successful, seeking marketing approval for EBI-005. We expect to devote additional financial resources to the clinical development of EBI-005 as we initiate and conduct additional clinical trials of EBI-005 for the treatment of allergic conjunctivitis in the European Union or other diseases and to functions associated with operating as a public company. We also expect to devote additional financial resources to conducting research and development, if we determine to proceed into clinical development, initiating clinical trials of, and seeking regulatory approval for, our other product candidates. In addition, if we obtain regulatory approval for any of our product candidates, we would need to devote substantial financial resources to commercialization efforts, including product manufacturing, marketing, sales and distribution. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.
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
As of June 30, 2015, we had cash and cash equivalents of $53.5 million. We believe that our cash and cash equivalents as of June 30, 2015 will enable us to fund our operating expenses, debt service obligations and capital expenditure requirements into the second half of 2016, without giving effect to any potential milestone payments we may receive under our existing collaboration and license agreement with ThromboGenics. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. We are planning to spend significant funds to complete our Phase 3 clinical program evaluating EBI-005 and to submit a Biologics License Application, or BLA, to the FDA seeking approval of EBI-005 for the treatment of allergic conjunctivitis in the United States by the end of 2017. At this time we cannot reasonably estimate the remaining costs necessary to prepare and submit the BLA seeking approval of EBI-005 and commercialize EBI-005 for the treatment of allergic conjunctivitis, including commercial manufacturing of EBI-005, or the nature, timing or costs of the efforts necessary to complete the development of another disease or to complete the development of any other product candidate we may develop.
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
Risks Related to the Discovery and Development of Our Product Candidates
We depend heavily on the success of EBI-005, our most advanced product candidate, which we are developing for the treatment of moderate to severe allergic conjunctivitis. If we are unable to successfully complete our pivotal Phase 3 clinical program and obtain marketing approvals for EBI-005, or experience significant delays in doing so, or if after obtaining marketing approvals, we fail to commercialize EBI-005, our business will be materially harmed.
We have invested a significant portion of our efforts and financial resources in the development of EBI-005 for the treatment of patients with moderate to severe dry eye disease and allergic conjunctivitis. Based on top-line results from our completed Phase 3 clinical trial in dry eye disease, we do not plan to pursue further development of EBI-005 for this indication. There remains a significant risk that we will fail to successfully develop EBI-005 in allergic conjunctivitis or other indications. In 2014, we completed a Phase 2 clinical trial to evaluate the safety, tolerability and biological activity of EBI-005 in patients with allergic conjunctivitis. Our pivotal Phase 3 clinical program in allergic conjunctivitis will consist of two Phase 3 clinical trials evaluating EBI-005 for the treatment of moderate to severe allergic conjunctivitis. A separate clinical trial evaluating the safety of treatment in at least 300 patients treated with EBI-005 at the same concentration for six weeks is required for marketing approval. Following the completion of our initial Phase 3 clinical trial of EBI-005 for allergic conjunctivitis, we plan to discuss with the FDA whether we will be able to utilize the results of our clinical trials evaluating EBI-005 for dry eye disease, including our ongoing safety study of EBI-005 in subjects with dry eye disease, to fulfill this requirement. We initiated our first Phase 3 trial in July 2015. We do not expect to have initial, top-line data from our first Phase 3 trial available until the first quarter of 2016. The timing of the availability of such top-line data and the completion of our pivotal Phase 3 clinical program is dependent, in part, on our ability to locate and enroll a sufficient number of eligible patients in our pivotal Phase 3 clinical program on a timely basis. Even if the results of both of our Phase 3 clinical trials evaluating EBI-005 for the treatment of moderate to severe allergic conjunctivitis and our separate safety trial are favorable, we do not plan to submit a BLA to the FDA seeking approval of EBI-005 for the treatment of allergic conjunctivitis in the United States until the second half of 2017. We cannot accurately predict when or if EBI-005 will prove effective or safe in humans or whether it will receive marketing approval. Our ability to generate product revenues, which we do not expect will occur before 2018, if ever, will depend heavily on our obtaining marketing approval for and commercializing EBI-005.
The success of EBI-005 will depend on several factors, including the following:

•	completing and obtaining favorable results from our pivotal Phase 3 clinical program for EBI-005 for the treatment of allergic conjunctivitis;

•	initiating and obtaining favorable results from registration trials of EBI-005 for the treatment of moderate to severe allergic conjunctivitis in the European Union;

•	applying for and receiving marketing approvals from applicable regulatory authorities for EBI-005;

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
Successful development of EBI-005 for additional indications, beyond allergic conjunctivitis, or for use in broader patient populations and our ability, if it is approved, to broaden the label for EBI-005 will depend on similar factors. If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize EBI-005, which would materially harm our business.
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
Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, including EBI-005, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. For example, in May 2015, we announced top-line results from our Phase 3 clinical trial of EBI-005 in patients with moderate to severe dry eye disease. In this trial, there was no statistically significant difference between the EBI-005 treated group and the vehicle control group on the co-primary endpoints. In addition, there were no statistically significant differences between the EBI-005 treated group and the vehicle treated group on any secondary endpoints. Based on these top-line results, we do not plan to pursue further development of EBI-005 in dry eye disease.

In general, the FDA requires two adequate and well controlled clinical trials demonstrating effectiveness on a primary symptom endpoint and a primary sign endpoint for marketing approval of an allergic conjunctivitis drug. We have received scientific advice from the CHMP regarding European registration requirements for EBI-005 for the treatment of moderate to severe allergic conjunctivitis. The scientific advice indicates that the requirements for registration in the European Union will differ from the requirements for registration in the United States and our pivotal Phase 3 clinical program is not consistent with the advice of the CHMP. Our pivotal Phase 3 clinical program also may not be sufficient to support an application for marketing approval in other jurisdictions outside the United States. We will be required to demonstrate the safety of treatment with EBI-005 for six weeks in a separate safety trial in order to support marketing approval of EBI-005 for the treatment of allergic conjunctivitis in the United States. Following completion of our initial Phase 3 clinical trial, we plan to discuss with the FDA whether we will be able to utilize the results of our clinical trials evaluating EBI-005 for dry eye disease, including our ongoing safety study of EBI-005 in patients with dry eye disease, to fulfill this requirement.
Our Phase 2 trial evaluated EBI-005 for the treatment of moderate to severe allergic conjunctivitis. We ran this Phase 2 study using modified versions of two controlled exposure models: a modified repetitive direct conjunctival challenge, or CAPT, model; and repetitive exposure in an allergy room, which we have previously referred to as an environmental exposure chamber, or EEC, model where patients are exposed to the allergan through multiple routes. In the CAPT model, patients treated with EBI-005 showed statistically significant improvement based on the pre-specified secondary endpoint and exploratory endpoints of change from baseline in ocular itching, ocular tearing and total nasal symptoms at the final two challenge time points, visit 6 and visit 7, compared to patients treated with vehicle control. This Phase 2 study did not meet the primary endpoint of reduction in mean ocular itching in patients treated with EBI-005 compared to vehicle control in the allergy room model.
We may fail to achieve success in our pivotal Phase 3 clinical program evaluating EBI-005 for the treatment of moderate to severe allergic conjunctivitis for a variety of potential reasons.

•
The efficacy endpoints in our Phase 2 trial were measured in two controlled exposure models, whereas the primary efficacy endpoints in our pivotal Phase 3 clinical program will be measured in an environmental study. We have no clinical efficacy data on EBI-005 for the treatment of allergic conjunctivitis in an environmental study and the Phase 2 trial results that we obtained using a CAPT model may not translate to an environmental study.

•
The efficacy endpoints in our Phase 2 trial were measured two to two and a half weeks after starting therapy with EBI-005 or vehicle control. The primary efficacy endpoints in our pivotal Phase 3 clinical program will be measured up to four weeks after starting therapy with EBI-005 or vehicle control. We have no clinical efficacy data on EBI-005 in allergic conjunctivitis for more than two and a half weeks after beginning treatment.

•
We are using different eligibility criteria in our Phase 3 clinical trials than we used in our Phase 2 trial. In our Phase 3 trial, patients will be exposed to a one-week challenge with a topical antihistamine or mast cell stabilizer, and only those patients who fail to show a complete response to the challenge will be enrolled in the study. We cannot predict the impact this and other changes will have on the rate at which patients will be enrolled or randomized in our Phase 3 clinical trials. If our new eligibility criteria slow the rate at which patients are enrolled or randomized compared to the rate we anticipate, the availability of top-line clinical data from our first Phase 3 clinical trial and our completion of our pivotal Phase 3 clinical program will be delayed.

•
We plan to conduct our Phase 3 clinical trials at many clinical centers and the phase 2 study was only conducted at one center. The introduction of new centers, and the resulting involvement of new treating physicians, can introduce additional variability into the conduct of the trials in accordance with their protocols and may result in greater variability of patient outcomes, which could adversely affect our ability to detect statistically significant differences between patients treated with EBI-005 and vehicle control.

•
We are conducting the Phase 3 trial at a time of year and location where ragweed allergen is believed to be prominent. Ragweed pollen counts will be measured on a daily basis during the active phase of patient dosing. We are dependent on a sufficient quantity of allergen being present for a sufficient period of time when the trial is being conducted. Environmental variation could adversely affect our ability to detect statistically significant differences between patients treated with EBI-005 and vehicle control.

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
In May 2015, we submitted to the FDA the protocol as part of our IND for our first pivotal Phase 3 clinical trial of EBI-005 for the treatment of moderate to severe allergic conjunctivitis and data supporting our manufacturing process for the production of EBI-005 to be used in this Phase 3 clinical trial. We initiated our first pivotal Phase 3 clinical trial for the treatment of moderate to severe allergic conjunctivitis in the United States in July 2015. We could receive a letter from the FDA requesting additional information. If the FDA is not satisfied with our responses, the FDA may delay our continuation of our first Phase 3 clinical trial or our initiation of our second Phase 3 clinical trial.
We have not yet submitted to the EMA a draft protocol for our Phase 3 clinical program of EBI-005 for the treatment of moderate to severe allergic conjunctivitis. We have previously received scientific advice from the CHMP regarding European registration requirements for EBI-005. The scientific advice received indicates that the requirements for European registration in allergic conjunctivitis may differ from the requirements for registration in the United States and our pivotal Phase 3 clinical program is not consistent with the advice of the CHMP. We plan to further discuss with the EMA a registration plan for EBI-005 in moderate to severe allergic conjunctivitis for the European Union. The EMA may require us to conduct other clinical trials, in addition to those included in our Phase 3 clinical program, in order to support an application for marketing approval of EBI-005.
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
We have not received guidance from other regulatory authorities outside the United States regarding the design of our pivotal Phase 3 allergic conjunctivitis clinical program. We may not receive clearance from national regulatory authorities in the European Union or other regulatory authorities outside the European Union to initiate our pivotal Phase 3 clinical trials on a timely basis, if at all. Our Phase 2 trial of EBI-005 for the treatment of allergic conjunctivitis was conducted in Canada.

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
If EBI-005 or any of our other product candidates are associated with serious adverse events or undesirable side effects in clinical trials or have characteristics that are unexpected, we may need to abandon their development or limit development to more narrow uses or subpopulations in which the serious adverse events, undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Although EBI-005 was generally well tolerated in our Phase 1b/2a and Phase 3 dry eye trials and Phase 2 allergic conjunctivitis trial, we have no clinical safety data on exposure to EBI-005 for longer than twelve weeks. Many compounds that initially showed promise in clinical or early stage testing for treating ophthalmic disease have later been found to cause side effects that prevented further development of the compound.
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
Because we have limited financial and managerial resources, we focus on research programs and product candidates that we identify for specific indications. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. For example, we invested significant efforts and financial resources in the development EBI-005 for the treatment of patients with moderate to severe dry eye disease, and based on top-line results from our first Phase 3 pivotal trial in dry eye disease that we announced in May 2015, we do plan to pursue further development of EBI-005 in this indication. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.
Risks Related to the Commercialization of Our Product Candidates
Even if EBI-005 or any other product candidate that we develop receives marketing approval, it may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success and the market opportunity for EBI-005 may be smaller than we estimate.
If EBI-005 or any other product candidate that we develop receives marketing approval, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. Current treatments that are used for moderate to severe allergic conjunctivitis include low cost antihistamines and mast cell stabilizers and low cost, off-label use of corticosteroids. These treatments are well established in the medical community, and doctors may continue to rely on these treatments rather than EBI-005, if and when it is approved for marketing by the FDA. As a result, healthcare professionals and third-party payors may choose to rely on such products rather than EBI-005. If EBI-005 does not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable.
The degree of market acceptance of EBI-005 or any other product candidate that we may develop, if approved for commercial sale, will depend on a number of factors, including:

•	the efficacy and potential advantages compared to alternative treatments, including the existing standard of care;

•	our ability to offer our products for sale at competitive prices, particularly in light of the lower cost of alternative treatments;

•	the convenience and ease of administration compared to alternative treatments;

•	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;

•	the strength of our marketing and distribution support;

•	timing of market introduction of competitive products;

•	the availability of third-party coverage and adequate reimbursement;

•	the prevalence and severity of any side effects; and

•	any restrictions on the use of our products together with other medications.
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

The current standard of care for allergic conjunctivitis includes antihistamines, mast cell stabilizers, combination antihistamines with mast cell stabilizers, and topical anti-inflammatory and immune-modulating drugs (corticosteroids, NSAID’s). Some patients with allergic conjunctivitis are effectively treated by the current standard of care therapies, some of which are available in generic form or offered at relatively low prices. There are also a number of products and therapies in preclinical research and clinical development by third parties to treat allergic conjunctivitis. Some of these competitive products and therapies are based on scientific approaches that are the same as or similar to our approach, and others are based on entirely different approaches. These companies include pharmaceutical companies, biotechnology companies, and specialty pharmaceutical and generic drug companies of various sizes, such as Nicox S.A. (pre-NDA in the United States with AC-170 (a topical formulation of cetirizine)), Ocular Therapeutix, Inc.(in Phase 3 clinical development with  OTX-DP, a dexamethasone-loaded hydrogel punctum plug), Allergan, Inc. (in Phase 3 clinical development in Japan with AGN-229666, a topical formulation against an undisclosed target), Santen S.A.S. a subsidiary of Santen Pharmaceutical Co., Ltd,  (in Phase 3 clinical development with NOVA-22007, a cationic ophthalmic emulsion containing cyclosporin), Alcon Research, Ltd. (completed a Phase 2 clinical trial with AL-53817 and AL-78843 ophthalmic solutions against undisclosed targets) and Xencor, Inc. (in Phase 1 clinical development with XmAb7195 and administered by IV infusion).
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

There are over 20 drugs approved for treatment of the symptoms of allergic conjunctivitis in the United States and many approved in the European Union. No drugs have been approved in the United States or European Union specifically targeting the late phase of allergic conjunctivitis; however, we believe that the approval path in the United States is well defined based on the prior 20 drugs that have been approved for the symptoms of allergic conjunctivitis. The different requirements of the EMA compared with the FDA may lengthen the regulatory review process, require us to conduct additional studies or clinical trials, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of these product candidates or lead to significant post-approval limitations or restrictions. If we experience delays in obtaining regulatory approvals, the commercial prospects for our product candidates may be harmed and our ability to generate revenues will be materially impaired.

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
We are exposed to the risk of employee fraud or other misconduct, including intentional failures to comply with FDA regulations or similar regulations of comparable non-U.S. regulatory authorities, provide accurate information to the FDA or comparable non-U.S. regulatory authorities, comply with manufacturing standards we have established, comply with federal and state healthcare fraud and abuse laws and regulations and similar laws and regulations established and enforced by comparable non-U.S. regulatory authorities, report financial information or data accurately or disclose unauthorized activities to us. Employee misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws, standards or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and results of operations, including the imposition of significant fines or other sanctions.
Risks Related to Employee Matters and Managing Growth
Our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.
We are highly dependent on the research and development, clinical and business development expertise of Abbie Celniker, Ph.D., our President and Chief Executive Officer, Eric Furfine, Ph.D., our Chief Scientific Officer, and Karen L. Tubridy, our Chief Development Officer, as well as the other principal members of our management, scientific and clinical team. Although we have entered into employment agreements with our executive officers, each of them may terminate their employment with us at any time. For example, in June 2015, Gregory D. Perry notified us of his resignation as our Chief Financial and Business Officer. We do not maintain “key person” insurance for any of our executives or other employees.
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
As of July 31, 2015, our executive officers and directors, combined with our stockholders who own more than 5% of our outstanding common stock, in the aggregate, beneficially owned shares representing approximately 78.9% of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.
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
The price of our common stock has been volatile and may fluctuate in the future, which could result in substantial losses for our stockholders.

The trading price of our common stock has and may continue to fluctuate significantly. During the period from January 1, 2015 to July 31, 2015, the closing sales price of our common stock ranged from a high of $13.56 per share to a low of $2.57 per share. Our stock price experienced significant volatility in May 2015 after we announced that we failed to meet either of the two co-primary endpoints in our Phase 3 clinical trial of EBI-005 in patients with moderate to severe dry eye disease. Furthermore, the stock market in general and the market for smaller biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, our stockholders may not be able to sell their common stock at or above the price at which they purchased their shares. The market price for our common stock may be influenced by many factors, including:

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
As of December 31, 2014, we had federal net operating loss, or NOL, carryforwards of $84.9 million, state NOL carryforwards of $83.6 million and aggregate federal and state research and development tax credit carryforwards of $1.3 million available to reduce future taxable income. These federal and state NOL carryforwards and federal and state tax credit carryforwards expire at various dates beginning in 2029 through 2034, if not utilized. Utilization of these NOL and tax credit carryforwards may be subject to a substantial limitation under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, and comparable provisions of state, local and foreign tax laws due to changes in ownership of our company that have occurred previously or that could occur in the future. Under Section 382 of the Code and comparable provisions of state, local and foreign tax laws, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change by value in its equity ownership over a three year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes, such as research and development tax credits, to reduce its post-change income may be limited. We have not completed a study to determine whether our IPO or "at the market" offering, our most recent private placements of our common stock and warrants to purchase shares of our common stock and other transactions that have occurred over the past three years may have triggered an ownership change limitation. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, if we generate taxable income, our ability to use our pre-change NOL and tax credits carryforwards to reduce U.S. federal and state taxable income may be subject to limitations, which could result in increased future tax liability to us.
A significant portion of our total outstanding shares are eligible to be sold into the market, which could cause the market price of our common stock to drop significantly, even if our business is doing well.
Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of July 31, 2015, we had outstanding 19,379,285 shares of common stock. Of these shares, 9,321,095 shares are restricted securities under Rule 144 under the Securities Act. Any of our remaining shares that are not restricted securities under Rule 144 under the Securities Act, including 2,615,520 shares that may be immediately sold pursuant to the registration statement on Form S-1 that we filed on December 19, 2014, or Resale S-1, and shares sold in our IPO, may be resold in the public market without restriction unless purchased by our affiliates.
Moreover, holders of an aggregate of 8,494,427 shares of our common stock have rights, subject to specified conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. On April 9, 2014, we filed a registration statement registering all shares of common stock that we may issue under our equity compensation plans. As of July 31, 2015, we had outstanding options to purchase an aggregate of approximately 1,919,631 shares of our common stock, of which options to purchase approximately 792,959 shares were vested. These shares can be freely sold in the public market upon issuance, subject to volume, notice and manner of sale limitations applicable to affiliates.
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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
We did not sell or issue any equity securities that were not registered under the Securities Act during the three months ended June 30, 2015.
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
As of June 30, 2015, we have used approximately $46.8 million of the net proceeds from the initial public offering as follows:

•	approximately $23.1 million to fund external research and development expenses for our Phase 3 clinical program for EBI-005 in patients with moderate to severe dry eye disease;

•	approximately $2.2 million to fund external research and development expenses for our Phase 2 clinical trial of EBI-005 in patients with allergic conjunctivitis; and

•
approximately $21.5 million for working capital and other general corporate purposes, which includes our internal research and development expenses for EBI-005, development of our preclinical product candidates and pursuit of other research and discovery efforts.

Purchase of Equity Securities
We did not purchase any of our registered equity securities during the period covered by this Quarterly Report on Form 10-Q.

Item 3.         Defaults Upon Senior Securities.
Not applicable.
Item 4.         Mine Safety Disclosures.
Not applicable.
Item 5.         Other Information.
On August 12, 2015, our board of directors, following the approval and recommendation from our compensation committee, promoted John J. McCabe, our Vice President of Finance and Business Operations and our Principal Financial Officer and Principal Accounting Officer, to the position of Senior Vice President, Finance. In connection with his promotion, Mr. McCabe’s base salary was increased to $265,000, effective as of August 1, 2015, and his target bonus for the 2015 fiscal year will be 20% of his annual base salary and for the 2016 fiscal year will be 25% of his annual base salary. Mr. McCabe’s target bonus for the 2015 fiscal year gives effect to payment of a one-time retention bonus of $80,500, paid in two equal installments of $40,250 each in June 2015 and January 2016, that was previously approved by the compensation committee. These terms will be reflected in an employment agreement, which will further provide that if we terminate Mr. McCabe’s employment without cause or if he terminates his employment with us for good reason, absent a change in control transaction, we are obligated to pay his base salary for a period of twelve months and, to the extent allowed by applicable law and the applicable plan documents, to continue to provide him and certain of his dependents with group health and dental insurance for a period of twelve months. If we terminate Mr. McCabe’s employment without cause or if he terminates his employment with us for good reason, in each case within twelve months following a change in control transaction, we will be obligated to pay his base salary for a period of twelve months, to accelerate in full the vesting of all outstanding equity awards held by him and, to the extent allowed by applicable law and the applicable plan documents, to continue to provide him and certain of his dependents with group health and dental insurance for a period of twelve months. The employment agreement will also provide that, to the extent that any severance or other compensation payment constitutes an “excess parachute payment” within the meaning of Sections 280G and 4999 of the Internal Revenue Code of 1986, as amended, Mr. McCabe will receive the full amount of such severance and other payments, or a reduced amount intended to avoid the application of Sections 280G and 4999, whichever provides him with the highest amount on an after-tax basis.
Also in connection with his promotion, on August 12, 2015 Mr. McCabe received a stock option grant to purchase 20,000 shares of our common stock and an award of 10,000 restricted stock units, in each case under our 2014 Stock Incentive Plan. These equity awards are subject to the terms and conditions set forth in our 2014 Stock Incentive Plan and the stock option agreement or RSU agreement, as the case may be, previously approved by our board of directors. The stock options have an exercise price per share of $4.09, equal to the closing sale price of our common stock on the NASDAQ Global Market on the date of grant, and will vest and become exercisable as to 6.25% of the underlying shares at the end of each successive three-month period from and after August 1, 2015 until August 1, 2019. The RSUs will vest as to 33.33% of the original number of RSUs granted to Mr. McCabe on each of the six-month, twelve-month and eighteen-month anniversaries of the grant date. Each RSU represents the right to receive one share of our common stock upon the vesting of the RSU. The RSUs are not eligible for dividend equivalents or voting rights until the issuance of the underlying shares of common stock to Mr. McCabe following the vesting of the RSUs.

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

ELEVEN BIOTHERAPEUTICS, INC.

By:	/s/ John J. McCabe
John J. McCabe
Senior Vice President of Finance (Principal Financial and Accounting Officer)
August 13, 2015

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated By-Laws of the Registrant (Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on April 16, 2015)
10.1	Form of Restricted Stock Unit Agreement under 2014 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on June 29, 2015)
31.1	Rule 13a-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Financial Officer
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. §1350
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.