Form 10-Q
period 2015-09-30
Eleven Biotherapeutics, Inc.
filed 2015-11-04
CIK 1485003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    ☐  Yes    ☒  No
Number of outstanding shares of Common Stock as of October 31, 2015: 19,587,277

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

•
the initiation and conduct of clinical trials, including the timing, cost, conduct and outcome of our clinical trials of isunakinra (also known as EBI-005) for the treatment of allergic conjunctivitis and EBI-031 for the treatment of diabetic macular edema and uveitis, including statements regarding the timing of the availability of, and the costs to obtain, top-line data from such trials, the timing of completion of and outcomes of such trials, and the timing of regulatory filings;

•	our ability to successfully develop our product candidates and complete our planned clinical programs;

•
interim results from a clinical trial and whether they will be predictive of the final results of the trial or results of early clinical studies and whether they will be indicative of the results of future studies;

•
expectations regarding regulatory approvals, including the requirements for marketing approval of isunakinra, the nature and timing of our future interactions with regulatory authorities and our ability to design, implement and complete registration trials acceptable to such regulatory authorities and sufficient to support applications for regulatory approvals;

•
the timing of and our ability to obtain marketing approval of isunakinra and our other product candidates, and the ability of isunakinra and our other product candidates to meet existing or future regulatory standards;

•	the potential advantages of isunakinra;

•	our estimates regarding the potential market opportunity for isunakinra and our other product candidates;

•	our sales, marketing and distribution capabilities and strategy;

•	our ability to establish and maintain arrangements for the manufacture of isunakinra and our other product candidates;

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

PART I—FINANCIAL INFORMATION

Item 1.         Financial Statements
ELEVEN BIOTHRAPEUTICS, INC.
CONDENSED BALANCE SHEETS
(unaudited)
(in thousands, except share and per share data)

	September 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$46,362	$54,059
Prepaid expenses and other current assets	653	342
Total current assets	47,015	54,401
Property and equipment, net	480	486
Restricted cash	94	94
Other assets	14	19
Total assets	$47,603	$55,000
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,279	$2,458
Accrued expenses	1,146	1,987
Notes payable, current portion	3,711	251
Deferred revenue	471	506
Total current liabilities	7,607	5,202
Other liabilities	275	4
Notes payable, net of current portion	11,023	9,749
Warrant liability	33	3,219
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 5,000,000 shares authorized at September 30, 2015 and December 31, 2014 and no shares issued and outstanding at September 30, 2015 and December 31, 2014	—	—
Common stock, $0.001 par value per share; 200,000,000 shares authorized at September 30, 2015 and December 31, 2014 and 19,538,510 and 17,933,260 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	20	18
Additional paid-in capital	143,518	128,558
Accumulated deficit	(114,873)	(91,750)
Total stockholders’ equity	28,665	36,826
Total liabilities and stockholders’ equity	$47,603	$55,000
See accompanying notes.

ELEVEN BIOTHERAPEUTICS, INC.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Collaboration revenue	$67	$539	$425	$1,868
Operating expenses:
Research and development	6,745	8,872	18,252	21,445
General and administrative	2,681	2,269	7,531	6,259
Total operating expenses	9,426	11,141	25,783	27,704
Loss from operations	(9,359)	(10,602)	(25,358)	(25,836)
Other income (expense):
Other income, net	73	2	3,207	56
Interest expense	(407)	(74)	(972)	(237)
Total other income (expense), net	(334)	(72)	2,235	(181)
Net loss and comprehensive loss	$(9,693)	$(10,674)	$(23,123)	$(26,017)
Cumulative preferred stock dividends	—	—	—	(519)
Net loss applicable to common stockholders	$(9,693)	$(10,674)	$(23,123)	$(26,536)
Net loss per share applicable to common stockholders—basic and diluted	$(0.50)	$(0.66)	$(1.23)	$(1.90)
Weighted-average number of common shares used in net loss per share applicable to common stockholders—basic and diluted	19,345	16,098	18,806	13,954
See accompanying notes.

ELEVEN BIOTHERAPEUTICS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2015	2014
Operating activities
Net loss	$(23,123)	$(26,017)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	292	311
Non-cash interest expense	67	28
Stock-based compensation expense	1,895	1,945
Change in fair value of warrant liability	(3,186)	(50)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(311)	(258)
Accounts payable	(179)	1,692
Accrued expenses and other liabilities	(568)	984
Deferred revenue	(35)	(804)
Net cash used in operating activities	(25,148)	(22,169)
Investing activities
Purchases of property and equipment	(286)	(137)
Net cash used in investing activities	(286)	(137)
Financing activities
Proceeds from issuance of common stock and common stock warrants, net of offering costs	12,675	51,505
Payments on notes payable	—	(1,249)
Proceeds from notes payable	5,000	—
Proceeds from exercise of common stock options and warrants	62	51
Net cash provided by financing activities	17,737	50,307
Net (decrease) increase in cash and cash equivalents	(7,697)	28,001
Cash and cash equivalents at beginning of period	54,059	7,942
Cash and cash equivalents at end of period	$46,362	$35,943
Supplemental non-cash financing activities
Conversion of preferred stock into common stock	$—	$56,678
Conversion of preferred stock warrants into common stock warrants	$—	$247
Issuance of warrants to purchase common stock	$328	$—
Supplemental cash flow information
Cash paid for interest	$644	$177
See accompanying notes.

ELEVEN BIOTHERAPEUTICS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
1. Organization and Basis of Presentation
Eleven Biotherapeutics, Inc. (the “Company”), formerly known as Denovo Therapeutics, Inc. and Newco LS14, Inc., a Delaware corporation formed on February 25, 2008, is a biopharmaceutical company with a proprietary protein engineering platform, called AMP-Rx, that it applies to the discovery and development of protein therapeutics to treat diseases of the eye. The Company’s most advanced product candidate is isunakinra (also known as EBI-005), which it designed, engineered and generated using its AMP-Rx platform and is developing as a topical treatment for allergic conjunctivitis. In July 2015, the Company initiated a Phase 3 clinical trial evaluating isunakinra for the treatment of allergic conjunctivitis.
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
Liquidity
The Company has generated an accumulated deficit at September 30, 2015 of $114.9 million since inception and will require substantial additional capital to fund operations. The future success of the Company is dependent on its ability to develop its product candidates and ultimately upon its ability to attain profitable operations. The Company is subject to a number of risks similar to other early-stage life science companies, including, but not limited to, successful discovery and development of its drug candidates, raising additional capital, development by its competitors of new technological innovations, protection of proprietary technology and market acceptance of the Company’s products. In November 2014, the Company amended its Loan and Security Agreement with Silicon Valley Bank (“SVB”) to increase the amount it may borrow up to $15.0 million. The Company borrowed $10.0 million in 2014. On May 11, 2015, the Company borrowed the remaining $5 million from SVB under the Loan and Security Agreement. On April 17, 2015, the Company issued and sold 1,251,784 shares of its common stock for net proceeds of approximately $12.2 million after deducting underwriter’s discounts and expenses paid by the Company. The Company believes that its unrestricted cash and cash equivalents at September 30, 2015 of $46.4 million will be sufficient to fund the Company’s current operating plan into the second half of 2016.
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
The unaudited condensed financial statements as of September 30, 2015 and for the three and nine months ended September 30, 2015 and 2014 and the related information contained within the notes to the financial statements are unaudited. The unaudited financial statements have been prepared on the same basis as the annual audited financial statements, and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for the fair presentation of the Company’s financial position as of September 30, 2015, the statements of operations and comprehensive loss for the three and nine months ended September 30, 2015 and 2014, and the statement of cash flows for the nine months ended September 30, 2015 and 2014. The results for the three and nine months ended September 30, 2015 are not necessarily indicative of results to be expected for the year ending December 31, 2015, or any other future annual or interim periods.

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

	As of September 30,
	2015	2014
Stock options	1,932,489	1,492,606
Unvested restricted stock	48,767	153,103
Restricted stock units	221,400	—
Common stock warrants	926,840	—
	3,129,496	1,645,709
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

The following table summarizes the assets measured at fair value on a recurring basis at September 30, 2015 (in thousands):

Description	September 30, 2015	Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$46,362	$46,362	$—	$—
Total	$46,362	$46,362	$—	$—

Description	September 30, 2015	Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Liabilities:
Warrant liability	$33	$—	$—	$33
Total	$33	$—	$—	$33

The following table summarizes the assets and liabilities measured at fair value on a recurring basis at December 31, 2014 (in thousands):

Description	December 31, 2014	Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$54,059	$54,059	$—	$—
Total	$54,059	$54,059	$—	$—

Description	December 31, 2014	Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Liabilities:
Warrant liability	$3,219	$—	$—	$3,219
Total	$3,219	$—	$—	$3,219
The Company measures the fair value of the warrants classified as a liability at each reporting date using the Black-Scholes option pricing model using the following assumptions:

	September 30, 2015	December 31, 2014
Risk-free interest rate	0.64%	1.10%
Expected dividend yield	0.00%	0.00%
Expected term (in years)	2.17	2.92
Expected volatility	60.05%	56.79%
The following table sets forth a summary of changes in the fair value of the Company’s common stock warrant liability, which represented a recurring measurement classified within Level 3 of the fair value hierarchy, wherein fair value was estimated using significant unobservable inputs (in thousands):

Beginning balance, January 1, 2015	3,219
Change in fair value	(3,186)
Ending balance, September 30, 2015	33

The change in the fair value of the warrant liability is primarily influenced by the price of the underlying common stock.

At September 30, 2015, the carrying value of the notes payable approximates fair value, which was determined using Level 3 inputs, including a quoted rate.
There have been no changes to the valuation methods utilized during the three and nine months ended September 30, 2015. The Company evaluates transfers between levels at the end of each reporting period. There were no transfers of assets or liabilities between levels during the three and nine months ended September 30, 2015.
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
ThromboGenics has funded certain research and development services performed by the Company during the research term, which is initially thirty (30) months and automatically extends to the extent that the parties mutually agree in writing. The activities under the agreement are governed by a Joint Research Committee (“JRC”). The JRC is responsible for overseeing the research activities under the agreement. The JRC will disband at the end of the research term.
The Company received a $1.75 million upfront payment and receives a set rate per annual full time equivalent personnel working on the collaboration, which will be paid quarterly in advance. The Company is also eligible to receive up to an aggregate of $25.0 million in milestone payments and may also receive low single-digit royalties on sales of any commercialized products resulting from the collaboration. There are no commercialization or sales-based milestones under the agreement.
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
The Company is recognizing the arrangement consideration using the proportional performance method, by which the amounts are recognized in proportion to the costs incurred based on full time equivalent personnel efforts. The Company recorded revenue of $67,000 and $539,000 for the three months ended September 30, 2015 and 2014, respectively, and $425,000 and $1.9 million for the nine month ended September 30, 2015 and 2014, respectively. The costs incurred by the Company related to the research activities are recorded as research and development expense in the statement of operations and comprehensive loss.
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
As of September 30, 2015, the Company had not received any milestone or royalty payments under the collaboration and license agreement.
5. Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Development costs	$410	$834
Employee compensation	436	874
Professional fees	199	195
Interest	88	84
Other	13	—
	1,146	$1,987
6. Stockholders' Equity

At-the-Market Facility

In March 2015, the Company entered into a sales agreement (the "Sales Agreement") with Cowen & Company, LLC ("Cowen"), pursuant to which the Company may issue and sell shares of its common stock from time to time having an aggregate offering price of up to $40 million through Cowen, acting as its agent. Sales of the Company's common stock through Cowen may be made by any method permitted that is deemed an “at the market offering” as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on or through the Nasdaq Global Market, sales made to or through a market maker other than on an exchange or otherwise, in negotiated transactions at market prices, and/or any other method permitted by law. Cowen is not required to sell any specific amount, but acts as our sales agent using commercially reasonable efforts consistent with its normal trading and sales practices.

Shares sold pursuant to the Sales Agreement have been sold pursuant to a shelf registration statement, or the 2015 Shelf, which became effective on March 20, 2015 (File No 333-202676), as supplemented by a prospectus supplement dated March 11, 2015. Under the Sales Agreement, the Company pays Cowen a commission of up to 3% of the gross proceeds. As of

September 30, 2015, the Company had sold approximately 1,446,781 shares pursuant to the Sales Agreement, resulting in proceeds of approximately $12.7 million, net of commissions and issuance costs.

7. Share-Based Payments
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

A summary of the Company’s stock option activity and related information follows:

	Shares	Weighted-Average Exercise Price	Remaining Contractual Life (in years)
Outstanding at December 31, 2014	1,438,528	$4.93	7.86
Granted	799,828	8.69
Exercised	(75,549)	0.77
Cancelled or forfeited	(230,318)	8.79
Outstanding at September 30, 2015	1,932,489	$6.19	7.91
Exercisable at September 30, 2015	828,209	$4.96	7.28
Vested and expected to vest at September 30, 2015(1)	1,637,621	$6.67	8.13

(1)	Represents the number of vested options, plus the number of unvested options expected to vest.

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

	Restricted Stock	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2014	125,027	$5.39
Granted	6,660	4.03
Vested	(82,920)	2.21
Unvested at September 30, 2015	48,767	$10.61
The Company issued 5,360 and 6,660 shares of restricted stock to non-employees during the three and nine months ended September 30, 2015, respectively. The Company issued 3,000 shares of restricted stock to non-employees during the three and nine months ended September 30, 2014. The non-employee restricted stock is revalued as it vests. There were 4,467 and 2,500 shares of non-employee unvested restricted stock outstanding at September 30, 2015 and 2014, respectively. The expense related to the restricted stock granted to non-employees for the three months ended September 30, 2015 and 2014 was $5,000 and $10,000, respectively. The expense related to the restricted stock granted to non-employees for the nine months ended September 30, 2015 and 2014 was $37,000 and $58,000, respectively.
Restricted Stock Units
From time to time, upon approval by the Board of Directors, certain employees have been granted restricted stock units. A summary of the restricted stock units is presented below:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2014	—	$—
Granted	221,400	2.82
Vested	—	—
Unvested at September 30, 2015	221,400	$2.82

The Company did not issue any restricted stock units to non-employees during the three and nine months ended September 30, 2015 and 2014.
Performance-Based Stock Options
The Company has granted stock options to the founders of the Company, which contain both performance-based and service-based vesting criteria. Milestone events are specific to the Company’s corporate goals, including but not limited to certain preclinical and clinical development milestones related to the Company’s product candidates. Stock-based compensation expense associated with these performance-based stock options is recognized if the performance condition is considered probable of achievement using management’s best estimates. There was no expense recorded for milestone based vesting awards during the three and nine months ended September 30, 2015. During the three and nine months ended September 30, 2014, management determined that certain performance-based milestones were achieved and recorded stock-based compensation expense of $272,000 and $293,000, respectively. The remaining milestones were not deemed to be probable of achievement as of September 30, 2015. As of September 30, 2015, unrecognized compensation expense related to performance based awards was $0.4 million.

Stock-Based Compensation Expense
The fair value of each stock option granted to employees and directors was estimated on the date of grant using the Black-Scholes option-pricing model based on the assumptions noted in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Risk-free interest rate	1.69–1.92%	1.89-2.02%	1.42–1.92%	1.80-2.02%
Expected dividend yield	—	—	—	—
Expected term (in years)	6	5.75-6	5.75-6	5.75-6
Expected volatility	69.06–69.84%	68.76-69.07%	69.06–74.11%	68.76-69.58%
The expense related to the options and the restricted stock units granted to employees and directors for the three months ended September 30, 2015 and 2014 was $602,000 and $427,000, respectively. The expense related to the options and the restricted stock units granted to employees and directors for the nine months ended September 30, 2015 and 2014 was $1.7 million and $1.1 million, respectively.
The Company did not grant any stock options to non-employees during the three and nine months ended September 30, 2015 and 2014. The expense related to the options granted to non-employees for the three months ended September 30, 2015 and 2014 was $22,000 and $371,000, respectively. The expense related to the options granted to non-employees for the nine months ended September 30, 2015 and 2014 was $149,000 and $759,000, respectively.
During the three and nine months ended September 30, 2015 and 2014, the Company recorded stock-based compensation expense for employee and non-employee stock options, restricted stock, and restricted stock units which was allocated as follows in the statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Research and development expense	$272	$449	$770	$948
General and administrative expense	357	359	1,125	997
	$629	$808	$1,895	$1,945
At September 30, 2015, there was $4.8 million of total unrecognized compensation cost related to non-vested stock options, unvested restricted stock, and restricted stock units with service-based vesting provisions, which is expected to be recognized over a weighted-average period of 2.48 years.
Employee Stock Purchase Plan
On January 21, 2014, the Company’s board of directors adopted its 2014 Employee Stock Purchase Plan (“2014 ESPP”), which was subsequently approved by its stockholders and became effective upon the closing of the Company’s IPO on February 6, 2014. The 2014 ESPP authorizes the initial issuance of up to a total of 157,480 shares of the Company’s common stock to participating employees. The first offering period under the 2014 ESPP opened on September 15, 2015.

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
Overview
We are a clinical-stage biopharmaceutical company with a proprietary protein engineering platform, called AMP-Rx, that we apply to the discovery and development of protein therapeutics to treat diseases of the eye. Our therapeutic approach is based on the role of cytokines in diseases of the eye, our understanding of the structural biology of cytokines and our ability to rationally design and engineer proteins to modulate the effects of cytokines. Cytokines are cell signaling molecules found in the body that can have important inflammatory effects. We are conducting research and development programs directed at both diseases of the front of the eye, such as allergic conjunctivitis, and diseases of the back of the eye, such as diabetic macular edema, or DME, and uveitis. Our most advanced product candidate is isunakinra (also known as EBI-005), which we designed, engineered and generated using our AMP-Rx platform and are developing as a topical treatment for ocular surface inflammatory diseases, including allergic conjunctivitis. In 2014, we completed a Phase 2 clinical trial evaluating the use of isunakinra in patients with moderate to severe allergic conjunctivitis. In July 2015, we initiated our first of two planned Phase 3 clinical trials of isunakinra for the treatment of moderate to severe allergic conjunctivitis. We have completed patient enrollment and expect to have top-line data from our first Phase 3 clinical trial available in the first quarter of 2016. We currently intend to initiate our second Phase 3 trial in the second half of 2016 if we obtain favorable top-line data from our first Phase 3 trial. We hold worldwide commercialization rights to isunakinra.
In addition to our clinical development of isunakinra in allergic conjunctivitis, in May 2015, we announced top-line results from our Phase 3 clinical trial of isunakinra in 669 patients with moderate to severe dry eye disease. In this trial, there was no statistically significant difference between the isunakinra treated group and the vehicle control group on the co-primary endpoints of total corneal fluorescein staining, or CFS, score or the painful or sore eyes question of the ocular surface disease index, or OSDI, questionnaire. In addition, there were no statistically significant differences between the isunakinra treated group and the vehicle treated group on any secondary endpoints. Patients with dry eye disease in both the isunakinra and vehicle control groups showed statistically significant improvement from baseline on the co-primary and secondary endpoints. While the mean change from baseline on the co-primary endpoints was greater in the vehicle control group than the isunakinra treated group, the differences between the two groups were not statistically significant and we believe the differences were not clinically meaningful. Isunakinra was generally well tolerated in this trial with no treatment related serious adverse events and no difference in adverse events between isunakinra treated patients and those treated with vehicle control. Based on these top-line results, we do not plan to pursue further development of isunakinra in dry eye disease. As a result, we have truncated the duration of the ongoing 12-month safety study of isunakinra in dry eye patients. We expect to have available in the first quarter of 2016 three months of safety data for all patients enrolled in this safety study and six months of safety data for patients who had already completed three months of treatment when we decided to truncate the study.
Our most advanced preclinical product candidate is EBI-031, a human monoclonal antibody designed to inhibit the inflammatory cytokine interleukin-6, or IL-6, for the treatment of DME and uveitis. We believe EBI-031 has the ability to bind to and potently block the activity of IL-6, which has been linked to the inflammatory retinopathy associated with diabetes as well as the inflammation associated with uveitis. We also designed EBI-031 to have a longer half-life when administered through intravitreal injection than current treatment regimens for DME and to be cleared more rapidly from systemic circulation than most antibodies approved for systemic administration in humans. We plan to submit an Investigational New Drug Application, or IND, to the United States Food and Drug Administration, or FDA, for EBI-031 for DME in the first half of 2016.
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

Since inception, we have incurred significant operating losses. As of September 30, 2015, we had an accumulated deficit of $114.9 million. We anticipate that our expenses will increase as compared to prior periods in connection with conducting our pivotal Phase 3 clinical program, consisting of two Phase 3 clinical trials evaluating the safety and efficacy of isunakinra, our most advanced product candidate, for the treatment of moderate to severe allergic conjunctivitis, and if successful, seeking marketing approval for isunakinra for this indication in the United States. A separate clinical trial evaluating the safety of treatment in at least 300 patients treated with isunakinra at the same concentration for six weeks is required for marketing approval. Following completion of our initial Phase 3 clinical trial of isunakinra for allergic conjunctivitis, we plan to discuss with the FDA whether we will be able to utilize the results of our clinical trials evaluating isunakinra for dry eye disease, including our ongoing safety study of isunakinra in patients with dry eye disease, to fulfill this requirement.
We also expect our expenses to increase as we conduct additional clinical trials of isunakinra for additional indications or for use in other patient populations; as we seek, if clinical trials are successful, marketing approval of isunakinra for the treatment of allergic conjunctivitis or other indications or for use in other patient populations; as we continue research and development; and as we initiate additional clinical trials of, and seek, if clinical trials are successful, marketing approval for, our other product candidates. In addition, if we obtain marketing approval for isunakinra or any other product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Furthermore, since the closing of our IPO, we have incurred additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

Financial Operations Overview
Revenue
To date, we have not generated any revenue from the sale of products. All of our revenue to date has been derived from a collaboration. We do not expect to generate significant product revenue unless and until we obtain marketing approval for, and commercialize, isunakinra, which we do not expect will occur before 2018, if ever.
We have generated collaboration revenue exclusively from our collaboration and license agreement with ThromboGenics N.V., or ThromboGenics, which we entered into in May 2013. Under the agreement, we and ThromboGenics are collaborating to identify protein or peptide therapeutics that directly modulate any of a specified set of targets in a novel pathway in retinal disease. We call the therapeutics that are identified, and whose modulation of one of the targets is confirmed, in the course of the research collaboration, collaboration products. The initial research term continues until November 30, 2015, which is 30 months from the date we entered into the agreement, but may be extended on mutual agreement. There is no research currently ongoing under the agreement and, to date, no collaboration products have been identified. The agreement expires when all of ThromboGenics’ payment obligations expire. We are responsible for specified non-clinical activities during the research term. ThromboGenics is responsible for all development, manufacturing and commercialization activities with respect to the collaboration products. We granted ThromboGenics an exclusive, sublicensable, worldwide royalty-bearing license under our rights in any intellectual property made in the course of this collaboration, as well as under any other intellectual property we control during the research term that is necessary for ThromboGenics to perform its obligations to research, develop, manufacture and commercialize collaboration products. During the term of the agreement, neither we nor ThromboGenics, nor our respective affiliates other than any entities which become affiliates as a result of an acquisition of us or ThromboGenics, are permitted to research, develop, manufacture or commercialize any protein or peptide therapeutic that directly modulates one of the specified targets, except as otherwise provided in the agreement.
In connection with the agreement, we received an upfront, non-refundable payment of $1.75 million, and are entitled to receive payment for our performance of activities under the agreement at a set rate per full time annual equivalent personnel for research services pursuant to the agreement. We identified three deliverables in the arrangement: the research license, the research services and our participation on the joint research committee, or JRC deliverable, and concluded that there are two units of accounting: a combined research license and research services deliverable and the JRC deliverable. The estimated selling price for the JRC deliverable was de minimis, and thus we allocated the fixed arrangement consideration to the combined unit of accounting. We are recognizing revenue using the proportional performance method by which the amounts are recognized in proportion to the costs incurred based on full time equivalent efforts. In addition, we are eligible to receive up to an aggregate of $10.0 million if ThromboGenics achieves specified preclinical and clinical development milestones and up to an aggregate of $15.0 million if ThromboGenics achieves specified regulatory milestones. There are no commercialization or sales based milestones under the agreement. ThromboGenics is obligated to pay us a low single digit royalty on the sale of collaboration products. We recognized collaboration revenue of $67,000 and $539,000 in connection with this collaboration for the three months ended September 30, 2015 and 2014, respectively, and $425,000 and $1.9 million for the nine months ended September 30, 2015 and 2014, respectively. We expect that any revenue we generate from our collaboration with ThromboGenics will fluctuate from quarter to quarter as a result of the uncertain timing and amount of payments for research services, milestone payments and royalties.
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

We estimate that we will incur external research and development expenses of up to approximately $35 million to complete our pivotal Phase 3 clinical program of isunakinra for the treatment of moderate to severe allergic conjunctivitis, consisting of two Phase 3 clinical trials, and, if successful, to submit a Biologics License Application, or BLA, to the FDA seeking approval of isunakinra for the treatment of allergic conjunctivitis in the United States in 2017. This does not include the costs of a separate clinical trial evaluating the safety of treatment with isunakinra in at least 300 subjects treated with isunakinra at the same concentration for six weeks. Following completion of our first Phase 3 clinical trial of isunakinra for allergic conjunctivitis, we plan to discuss with the FDA whether we will be able to utilize the results of our clinical trials evaluating isunakinra for dry eye disease, including our ongoing safety study of isunakinra in patients with dry eye disease, to fulfill this requirement. At this time, we cannot reasonably estimate the remaining costs necessary to commercialize isunakinra for the treatment of allergic conjunctivitis, including commercial manufacturing of isunakinra, or the nature, timing or costs of the efforts necessary to complete the development of any other product candidate. Based on top-line results from our completed Phase 3 clinical trial in dry eye disease, we do not plan to pursue further development of isunakinra for this indication.
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
A change in the outcome of any of these variables with respect to the development of isunakinra or any other product candidate that we may develop could mean a significant change in the costs and timing associated with the development of that product candidate. For example, if the FDA or another regulatory authority were to require us to conduct clinical trials or other testing beyond those that we currently contemplate will be required for the completion of clinical development of isunakinra, EBI-031 or any other product candidate that we may develop, or if we experience significant delays in enrollment in any of our clinical trials, we could be required to expend significant additional financial resources and time on the completion of clinical development of that product candidate.
We allocate direct research and development expenses, consisting principally of external costs, such as fees paid to investigators, consultants, central laboratories and CROs in connection with our clinical trials, and costs related to manufacturing or purchasing clinical trial materials, to specific product programs. We do not allocate employee and contractor-related costs, costs associated with our platform and facility expenses, including depreciation or other indirect costs, to specific product programs because these costs are deployed across multiple product programs under research and development and, as such, are separately classified. The table below provides research and development expenses incurred for our isunakinra and EBI-031 product programs and other expenses by category. We did not allocate research and development expenses to any other specific product program during the periods presented.

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(in thousands)
Programs:
Isunakinra	$3,968	$7,040	$11,391	$16,118
EBI-031	1,185	—	2,011	—
Total program expenses	5,153	7,040	13,402	16,118
Personnel and other expenses:
Employee and contractor-related expenses	1,217	1,326	3,552	3,511
Platform-related lab expenses	126	216	466	671
Facility expenses	138	121	375	353
Other expenses	111	169	457	792
Total personnel and other expenses	1,592	1,832	4,850	5,327
Total research and development expenses	$6,745	$8,872	$18,252	$21,445
General and Administrative Expenses
General and administrative expenses consist primarily of salaries and related costs for personnel, including stock-based compensation, in executive, operational, finance, business development and human resource functions. Other general and administrative expenses include facility-related costs and professional fees for legal, patent, consulting and accounting services.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Risk-free interest rate	1.69–1.92%	1.89-2.02%	1.42–1.92%	1.80-2.02%
Expected dividend yield	—	—	—	—
Expected term (in years)	6	5.75-6	5.75-6	5.75-6
Expected volatility	69.06–69.84%	68.76-69.07%	69.06–74.11%	68.76-69.58%
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
Stock-based compensation expense was $629,000 for the three months ended September 30, 2015, $808,000 for the three months ended September 30, 2014, $1.9 million for the nine months ended September 30, 2015 and $1.9 million for the nine months ended September 30, 2014. As of September 30, 2015, we had $4.8 million of total unrecognized stock-based compensation expense related to service-based vesting awards, which we expect to recognize over a weighted-average remaining vesting period of approximately 2.48 years. In addition, as of September 30, 2015, we had unrecognized compensation expense related to performance-based awards of $0.4 million, which will be recorded when the vesting conditions become probable of achievement. Our stock-based compensation expense is expected to increase as a result of recognizing our existing unrecognized stock-based compensation for awards that will vest and as we issue additional stock-based awards to attract and retain our employees.
We allocated stock-based compensation expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Research and development expense	$272	$449	$770	$948
General and administrative expense	357	359	1,125	997
Total stock-based compensation expense	$629	$808	$1,895	$1,945

Results of Operations
Comparison of the Three Months Ended September 30, 2015 and 2014

	Three Months Ended September 30,
	2015	2014	Change
	(in thousands)
Collaboration revenue	$67	$539	$(472)
Operating expenses:
Research and development	6,745	8,872	(2,127)
General and administrative	2,681	2,269	412
Total operating expenses	9,426	11,141	(1,715)
Loss from operations	(9,359)	(10,602)	1,243
Other expense, net	(334)	(72)	(262)
Net loss	$(9,693)	$(10,674)	$981
Revenue. Revenue was $67,000 for the three months ended September 30, 2015 compared to $539,000 for the three months ended September 30, 2014. The decrease of $472,000 was due to less revenue recognized pursuant to the ThromboGenics collaboration and license agreement.
Research and development expenses. Research and development expenses were $6.7 million for the three months ended September 30, 2015 compared to $8.9 million for the three months ended September 30, 2014. The decrease of $2.1 million was primarily due to a decrease of $3.1 million of isunakinra-related development expenses. In 2014, we initiated and completed a Phase 2 clinical trial to evaluate the use of isunakinra in patients with allergic conjunctivitis and in 2015 we completed a Phase 3 clinical trial evaluating the use of isunakinra in patients with dry eye disease. This decrease was partially offset by increases in EBI-031 related development expenses of $1.2 million during the three months ended September 30, 2015. In late 2014, we began undertaking the necessary CMC development work and nonclinical safety studies to support the submission of an Investigational New Drug Application, or IND, to the FDA. In addition, stock-based compensation expense allocated to research and development expenses was $272,000 for the three months ended September 30, 2015 compared to $449,000 for the three months ended September 30, 2014.

General and administrative expenses. General and administrative expenses were $2.7 million for the three months ended September 30, 2015 compared to $2.3 million for the three months ended September 30, 2014. The increase of $412,000 was primarily due to increased professional fees related to our pursuit of collaborative or other strategic opportunities.

Other income (expense), net. Other income (expense), net was $(334,000) for the three months ended September 30, 2015 compared to $(72,000) for the three months ended September 30, 2014. The change of $(262,000) was primarily due to an increase in interest expense associated with the additional borrowings from Silicon Valley Bank, or SVB.

Comparison of the Nine Months Ended September 30, 2015 and 2014

	Nine Months Ended September 30,
	2015	2014	Change
	(in thousands)
Collaboration revenue	425	$1,868	$(1,443)
Operating expenses:
Research and development	18,252	21,445	(3,193)
General and administrative	7,531	6,259	1,272
Total operating expenses	25,783	27,704	(1,921)
Loss from operations	(25,358)	(25,836)	478
Other income (expense), net	2,235	(181)	2,416
Net loss	$(23,123)	$(26,017)	$2,894
Revenue. Revenue was $425,000 for the nine months ended September 30, 2015 compared to $1.9 million for the nine months ended September 30, 2014. The decrease of $1.4 million was due to less revenue recognized pursuant to the ThromboGenics collaboration and license agreement.
Research and development expenses. Research and development expenses were $18.3 million for the nine months ended September 30, 2015 compared to $21.4 million for the nine months ended September 30, 2014. The decrease of $3.2 million was primarily due to a decrease of $4.7 million of isunakinra-related development expenses. In 2014, we initiated and completed a Phase 2 clinical trial to evaluate the use of isunakinra in patients with allergic conjunctivitis and in 2015 we completed a Phase 3 clinical trial evaluating the use of isunakinra in patients with dry eye disease. This decrease was partially offset by increases in EBI-031-related development expenses of $2.0 million during the nine months ended September 30, 2015. In late 2014, we began undertaking the necessary CMC development work and nonclinical safety studies to support the submission of an IND to the FDA.

General and administrative expenses. General and administrative expenses were $7.5 million for the nine months ended September 30, 2015 compared to $6.3 million for the nine months ended September 30, 2014. The increase of $1.3 million was largely due to increased operating costs as a result of our transition from a private company to a public company, including legal, accounting, insurance and investor relations expenses. In addition, we incurred professional fees related to our pursuit of collaborative or other strategic opportunities during the three months ended September 30, 2015. Finally, stock-based compensation expense allocated to general and administrative expenses was $1.1 million for the nine months ended September 30, 2015 compared to $997,000 for the nine months ended September 30, 2014.
Other income (expense), net. Other income (expense), net was $2.2 million for the nine months ended September 30, 2015 compared to $(181,000) for the nine months ended September 30, 2014. The change of $2.4 million was primarily due to a decrease in the fair value of the Company’s warrant liability partially offset an increase in interest expense associated with the additional borrowings from SVB.

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

In March 2015, we entered into a sales agreement, or the Sales Agreement, with Cowen, pursuant to which we may issue and sell shares of our common stock from time to time having an aggregate offering price of up to $40 million through Cowen, acting as our agent. Sales of our common stock through Cowen may be made by any method permitted that is deemed an “at the market offering” as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on or through the Nasdaq Global Market, sales made to or through a market maker other than on an exchange or otherwise, in negotiated transactions at market prices, and/or any other method permitted by law. Cowen is not required to sell any specific amount, but acts as our sales agent using commercially reasonable efforts consistent with its normal trading and sales practices.

Shares sold pursuant to the Sales Agreement have been sold pursuant to a shelf registration statement, or the 2015 Shelf, which became effective on March 20, 2015 (File No 333-202676), as supplemented by a prospectus supplement dated March 11, 2015. Under the Sales Agreement, we pay Cowen a commission of up to 3% of the gross proceeds. As of September 30, 2015, we had sold approximately 1,446,781 shares pursuant to the Sales Agreement, resulting in proceeds of approximately $12.7 million, net of commissions and issuance costs.

In November 2014, we amended our Loan and Security Agreement with SVB to increase the amount we may borrow up to $15.0 million. We borrowed $10.0 million in 2014. On May 11, 2015, we borrowed the remaining $5.0 million from SVB under the Loan and Security Agreement.
Cash Flows
As of September 30, 2015, we had cash and cash equivalents of $46.4 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.
The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Nine Months Ended September 30,
	2015	2014
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(25,148)	$(22,169)
Investing activities	(286)	(137)
Financing activities	17,737	50,307
Net (decrease) increase in cash and cash equivalents	$(7,697)	$28,001
Operating activities. Net cash used in operating activities was $25.1 million for the nine months ended September 30, 2015, and consisted primarily of a net loss of $23.1 million adjusted for non-cash items, including stock-based compensation expense of $1.9 million, depreciation expense of $292,000, a net change of $3.2 million in the fair value of the warrant liability and a net change in operating assets and liabilities of $(1.1) million.
Net cash used in operating activities was $22.2 million for the nine months ended September 30, 2014, and consisted primarily of a net loss of $26.0 million adjusted for non-cash items, including stock-based compensation expense of $1.9 million, depreciation expense of $311,000 and a net change in operating assets and liabilities of $1.6 million.
Investing activities. Net cash used in investing activities consists of purchases of property and equipment. For the nine months ended September 30, 2015 and 2014, we purchased $286,000 and $137,000 of property and equipment, respectively.
Financing activities. Net cash provided by financing activities for the nine months ended September 30, 2015 was $17.7 million and consisted primarily of net proceeds of $12.7 million from the issuance of common stock in connection with sales effected in an “at the market” offering through our agent, Cowen, and $5.0 million from additional borrowings under our loan with SVB.
Net cash provided by financing activities for the nine months ended September 30, 2014 was $50.3 million and consisted primarily of net proceeds from our IPO. We received aggregate net proceeds from our IPO of approximately $50.2 million, after deducting underwriting discounts and commissions and other offering expenses payable by us, of which $1.3 million were paid in 2013.

Funding Requirements
We anticipate that our expenses will increase substantially as compared to prior periods in connection with conducting our pivotal Phase 3 clinical program, consisting of two Phase 3 clinical trials evaluating the safety and efficacy of isunakinra, our most advanced product candidate, for the treatment of moderate to severe allergic conjunctivitis, and, if successful, seeking marketing approval for isunakinra for this indication in the United States. A separate clinical trial evaluating the safety of treatment in at least 300 patients treated with isunakinra at the same concentration for six weeks is required for marketing approval. Following completion of our initial Phase 3 clinical trial, we plan to discuss with the FDA whether we will be able to utilize the results of our clinical trials evaluating isunakinra for dry eye disease, including our ongoing safety study of isunakinra in patients with dry eye disease, to fulfill this requirement.
We received scientific advice from the European Medicine Agency’s, or EMA, Committee for Medicinal Products for Human Use, or CHMP, that indicates that the requirements for European registration will differ from the requirements for registration in the United States and our pivotal Phase 3 clinical program may not be sufficient given the advice of the CHMP. We plan to further discuss with the EMA a registration plan for isunakinra in allergic conjunctivitis for the European Union. We may be required to conduct additional clinical trials to support an application for marketing approval of isunakinra in the European Union. We anticipate that our expenses will increase substantially if we pursue, alone or in collaboration with third parties, the development of, and seek marketing approval for, isunakinra for the treatment of moderate to severe allergic conjunctivitis in the European Union.
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
Our expenses will also increase if and as we:

•	pursue the development of isunakinra for additional indications or for use in other patient populations or, if it is approved, seek to broaden the label for isunakinra;

•	continue the research and development of our other product candidates, including EBI-031 for the treatment of DME and uveitis;

•	seek to discover and develop additional product candidates;

•	in-license or acquire the rights to other products, product candidates or technologies for the treatment of ophthalmic diseases;

•	seek marketing approvals for any product candidates that successfully complete clinical trials;

•	establish sales, marketing and distribution capabilities and scale up and validate external manufacturing capabilities to commercialize any products for which we may obtain marketing approval;

•	maintain, expand and protect our intellectual property portfolio;

•	hire additional clinical, quality control, scientific and management personnel;

•
expand our operational, financial and management systems and personnel, including personnel to support our clinical development, manufacturing and planned future commercialization efforts and our operations as a public company; and

•	increase our insurance coverage as we expand our clinical trials and commence commercialization of isunakinra.
As of September 30, 2015, we had cash and cash equivalents of $46.4 million. We believe that our cash and cash equivalents as of September 30, 2015 will enable us to fund our operating expenses, debt service obligations and capital expenditure requirements into the second half of 2016, without giving effect to any potential milestone payments we may receive under our collaboration and license agreement with ThromboGenics. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.

Our future capital requirements will depend on many factors, including:

•
the progress, costs and outcome of our pivotal Phase 3 clinical program for isunakinra for the treatment of allergic conjunctivitis and of any clinical activities for regulatory review of isunakinra outside of the United States;

•	the costs and timing of process development and manufacturing scale up and validation activities associated with isunakinra;

•	the costs, timing and outcome of regulatory review of isunakinra in the United States, the European Union and in other jurisdictions;

•
the costs and timing of commercialization activities for isunakinra if we receive, or expect to receive, marketing approval, including the costs and timing of establishing product sales, marketing, distribution and outsourced manufacturing capabilities;

•	subject to receipt of marketing approval, the amount of revenue received from commercial sales of isunakinra;

•	the progress, costs and outcome of developing isunakinra for the treatment of additional indications or for use in other patient populations;

•	costs associated with EBI-031;

•	our ability to establish collaborations on favorable terms, if at all, particularly manufacturing, marketing and distribution arrangements for our product candidates;

•	the scope, progress, results and costs of preclinical development, laboratory testing and, if we determine to proceed into clinical development, clinical trials of our other product candidates;

•	the success of our collaboration with ThromboGenics;

•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims; and

•	the extent to which we in-license or acquire rights to other products, product candidates or technologies for the treatment of ophthalmic diseases.
Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, government or other third-party funding, collaborations, strategic alliances, licensing arrangements and marketing and distribution arrangements. We do not have any committed external source of funds other than funding under our existing collaboration and license agreement with ThromboGenics in the form of research funding. Under this collaboration, we also may receive potential milestone payments upon the achievement of specified development, regulatory and other milestones and royalties with respect to future sales of collaboration products by ThromboGenics. ThromboGenics may terminate our existing collaboration for convenience on short notice. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders’ ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights as holders of our common stock. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Our pledge of specified assets as collateral to secure our obligations under our loan and security agreement with our venture debt lender, SVB, may limit our ability to obtain additional debt financing. If we raise additional funds through government or other third-party funding, collaborations, strategic alliances, licensing arrangements or marketing and distribution arrangements, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market ourselves.
Contractual Obligations and Commitments
In May 2015, we borrowed the remaining $5 million available to us under our secured debt facility with SVB. In September 2015, we exercised an option to extend the term on our lease of the office space at 215 First Street in Cambridge, Massachusetts through April 30, 2018.
The following table summarizes our contractual obligations as of September 30, 2015:

	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
	(in thousands)
Operating lease obligations(1)	$1,646	$582	$1,064	$—	$—
Debt obligations(2)	17,776	4,816	11,133	1,827
Total fixed contractual obligations	$19,422	$5,398	$12,197	$1,827	$—

(1) We lease office space at 215 First Street in Cambridge, Massachusetts under a non-cancelable operating lease that expires on April 30, 2018.
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

Item 4.         Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of September 30, 2015, the Company’s Chief Executive Officer and Principal Financial Officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.
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
Since inception, we have incurred significant operating losses. Our net loss was $23.1 million for the nine months ended September 30, 2015, $34.2 million for the year ended December 31, 2014, $18.0 million for the year ended December 31, 2013 and $19.7 million for the year ended December 31, 2012. As of September 30, 2015, we had an accumulated deficit of $114.9 million. To date, we have financed our operations primarily through private placements of our common stock and preferred stock and convertible bridge notes, venture debt borrowings and our initial public offering, or IPO, sales effected in an "at the market" offering through our agent, Cowen and Company, LLC, and, to a lesser extent, from a collaboration. All of our revenue to date has been collaboration revenue, which we first began to generate in 2013. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and, beginning in 2012, clinical trials. We are still in the early stages of development of our product candidates, and we have not completed development of any drugs. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year.
We anticipate that our expenses will increase as compared to prior periods in connection with conducting our pivotal Phase 3 clinical program, consisting of two Phase 3 clinical trials evaluating the safety and efficacy of isunakinra (also known as EBI-005), our most advanced product candidate, for the treatment of moderate to severe allergic conjunctivitis and a separate clinical trial evaluating the safety of treatment with isunakinra in at least 300 patients treated with isunakinra at the same concentration for six weeks, and, if successful, seeking marketing approval for isunakinra for this indication in the United States. We initiated our first Phase 3 trial evaluating isunakinra for the treatment of allergic conjunctivitis in July 2015. We have completed patient enrollment and expect to have top-line data from our first Phase 3 clinical trial available in the first quarter of 2016.
We received scientific advice from the European Medicine Agency’s, or EMA, Committee for Medicinal Products for Human Use, or CHMP, that indicates that the requirements for European registration in allergic conjunctivitis may differ from the requirements for registration in the United States. Based in part on that scientific advice, we now believe that the direct conjunctival challenge, or CAPT, model alone is not an appropriate model for the conduct of our Phase 3 clinical trials, and we intend to use a natural environmental study design for further clinical development of isunakinra for the treatment of allergic conjunctivitis. We have no clinical efficacy data on isunakinra in a natural environmental study. We do not know whether the modifications we have made to our clinical trial design will be acceptable in the European Union.
We anticipate that our expenses will increase substantially if we pursue, alone or in collaboration with third parties, the development of and seek marketing approval for isunakinra for the treatment of moderate to severe allergic conjunctivitis in the European Union.
Our expenses will also increase if and as we:

•	pursue the development of isunakinra for additional indications or for use in other patient populations or, if it is approved, seek to broaden the label for isunakinra;

•	continue the research and development of our other product candidates, including EBI-031 for the treatment of diabetic macular edema and uveitis;

•	seek to discover and develop additional product candidates;

•	in-license or acquire the rights to other products, product candidates or technologies for the treatment of ophthalmic diseases;

•	seek marketing approvals for any product candidates that successfully complete clinical trials;

•	establish sales, marketing and distribution capabilities and scale up and validate external manufacturing capabilities to commercialize any products for which we may obtain marketing approval;

•	maintain, expand and protect our intellectual property portfolio;

•	hire additional clinical, quality control, scientific and management personnel;

•
expand our operational, financial and management systems and personnel, including personnel to support our clinical development, manufacturing and planned future commercialization efforts and our operations as a public company; and

•	increase our insurance coverage as we expand our clinical trials and commence commercialization of isunakinra.
Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. Our expenses will increase substantially if:

•	we are required by the United States Food and Drug Administration, or FDA, or EMA to perform studies in addition to those currently expected; or

•	if there are any delays in enrollment of patients in, continuing or completing our clinical trials or the development of isunakinra or any other product candidates that we may develop.
Our ability to become and remain profitable depends on our ability to generate revenue. We do not expect to generate significant revenue unless and until we obtain marketing approval for, and commercialize, isunakinra, which we do not expect will occur before 2018, if ever. This will require us to be successful in a range of challenging activities, including:

•	completing and obtaining favorable results from our pivotal Phase 3 clinical program for isunakinra for the treatment of moderate to severe allergic conjunctivitis;

•	subject to obtaining favorable results from our pivotal Phase 3 clinical program for isunakinra, applying for and obtaining marketing approval for isunakinra in the United States;

•
establishing sales, marketing and distribution capabilities, either ourselves or through collaboration or other arrangements with third parties, to effectively market and sell isunakinra in the United States;

•	initiating and obtaining favorable results from registration trials of isunakinra for the treatment of moderate to severe allergic conjunctivitis in the European Union;

•	subject to obtaining favorable results from registration trials for isunakinra in the European Union, applying for and obtaining marketing approval for isunakinra in the European Union;

•	establishing collaboration, distribution or other marketing arrangements with third parties to commercialize isunakinra in markets outside the United States;

•	achieving an adequate level of market acceptance of isunakinra;

•	protecting our rights to our intellectual property portfolio related to isunakinra; and

•	ensuring the manufacture of commercial quantities of isunakinra.
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
We expect to devote substantial financial resources to our ongoing and planned activities, particularly completing our pivotal Phase 3 clinical program evaluating isunakinra for the treatment of moderate to severe allergic conjunctivitis and, if successful, seeking marketing approval for isunakinra. We expect to devote additional financial resources to the clinical development of isunakinra as we initiate and conduct additional clinical trials of isunakinra for the treatment of allergic conjunctivitis in the European Union or other diseases and to functions associated with operating as a public company. We also expect to devote additional financial resources to conducting research and development, if we determine to proceed into clinical development, initiating clinical trials of, and seeking regulatory approval for, our other product candidates. In addition, if we obtain regulatory approval for any of our product candidates, we would need to devote substantial financial resources to commercialization efforts, including product manufacturing, marketing, sales and distribution. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.
Our future capital requirements will depend on many factors, including:

•
the progress, costs and outcome of our pivotal Phase 3 clinical program for isunakinra for the treatment of allergic conjunctivitis and of any clinical activities for regulatory review of isunakinra outside of the United States;

•	the costs and timing of process development and manufacturing scale up and validation activities associated with isunakinra;

•	the costs, timing and outcome of regulatory review of isunakinra in the United States, the European Union and in other jurisdictions;

•
the costs and timing of commercialization activities for isunakinra if we receive, or expect to receive, marketing approval, including the costs and timing of establishing product sales, marketing, distribution and outsourced manufacturing capabilities;

•	subject to receipt of marketing approval, the amount of revenue received from commercial sales of isunakinra;

•	the progress, costs and outcome of developing isunakinra for the treatment of additional indications or for use in other patient populations;

•	costs associated with EBI-031;

•	our ability to establish collaborations on favorable terms, if at all, particularly manufacturing, marketing and distribution arrangements for our product candidates;

•	the scope, progress, results and costs of preclinical development, laboratory testing and, if we determine to proceed into clinical development, clinical trials of our other product candidates;

•	the success of our collaboration with ThromboGenics;

•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims; and

•	the extent to which we in-license or acquire rights to other products, product candidates or technologies for the treatment of ophthalmic diseases.
As of September 30, 2015, we had cash and cash equivalents of $46.4 million. We believe that our cash and cash equivalents as of September 30, 2015 will enable us to fund our operating expenses, debt service obligations and capital expenditure requirements into the second half of 2016, without giving effect to any potential milestone payments we may receive under our existing collaboration and license agreement with ThromboGenics. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. We are planning to spend significant funds to complete our Phase 3 clinical program evaluating isunakinra and to submit a Biologics License Application, or BLA, to the FDA seeking approval of isunakinra for the treatment of allergic conjunctivitis in the United States by the end of 2017. At this time we cannot reasonably estimate the remaining costs necessary to prepare and submit the BLA seeking approval of isunakinra and commercialize isunakinra for the treatment of allergic conjunctivitis, including commercial manufacturing of isunakinra, or the nature, timing or costs of the efforts necessary to complete the development of another disease or to complete the development of any other product candidate we may develop.
Identifying potential product candidates and conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain regulatory approval and achieve product sales. Our commercial revenues, if any, will be derived from sales of isunakinra or any other products that we successfully develop, none of which we expect to be commercially available for several years, if at all. In addition, if approved, isunakinra or any other product candidate that we develop or any product that we in-license may not achieve commercial success. Accordingly, we will need to obtain substantial additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans.
Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, government or other third-party funding, collaborations, strategic alliances, licensing arrangements and marketing and distribution arrangements. We do not have any committed external source of funds other than funding under our existing collaboration and license agreement with ThromboGenics in the form of research funding. Under this collaboration, we also may receive potential milestone payments upon the achievement of specified development, regulatory and other milestones and royalties with respect to future sales of collaboration products by ThromboGenics. ThromboGenics may terminate our existing collaboration for convenience on short notice. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders’ ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights as holders of our common stock. For example, in December 2014, we issued and sold in a private placement an aggregate of 1,743,680 shares of our common stock, plus warrants to purchase a total of 871,840 additional shares of common stock, which resulted in dilution to our existing stockholders. Additionally, since April 2015, we have issued and sold 1,446,781 shares of our common stock in "at the market" offerings, which resulted in dilution to our existing stockholders.
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
We are an early-stage company. We were incorporated and commenced active operations in early 2008, and our operations to date have been limited to organizing and staffing our company, acquiring rights to intellectual property, business planning, raising capital, developing our technology, identifying potential product candidates, undertaking preclinical studies and, beginning in 2012, conducting clinical trials of isunakinra. All of our product candidates, other than isunakinra, are still in preclinical development. We have not yet demonstrated our ability to successfully complete a pivotal Phase 3 clinical trial, obtain marketing approvals, manufacture at commercial scale, or arrange for a third party to do so on our behalf, or conduct sales, marketing and distribution activities necessary for successful product commercialization. Consequently, any predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history.
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
Risks Related to the Discovery and Development of Our Product Candidates
We depend heavily on the success of isunakinra, our most advanced product candidate, which we are developing for the treatment of moderate to severe allergic conjunctivitis. If we are unable to successfully complete our pivotal Phase 3 clinical program and obtain marketing approvals for isunakinra, or experience significant delays in doing so, or if after obtaining marketing approvals, we fail to commercialize isunakinra, our business will be materially harmed.
We have invested a significant portion of our efforts and financial resources in the development of isunakinra for the treatment of patients with moderate to severe dry eye disease and allergic conjunctivitis. Based on top-line results from our completed Phase 3 clinical trial in dry eye disease, we do not plan to pursue further development of isunakinra for this indication. There remains a significant risk that we will fail to successfully develop isunakinra in allergic conjunctivitis or other indications.

In 2014, we completed a Phase 2 clinical trial to evaluate the safety, tolerability and biological activity of isunakinra in patients with allergic conjunctivitis. Our pivotal Phase 3 clinical program in allergic conjunctivitis will consist of two Phase 3 clinical trials evaluating isunakinra for the treatment of moderate to severe allergic conjunctivitis. A separate clinical trial evaluating the safety of treatment in at least 300 patients treated with isunakinra at the same concentration for six weeks is required for marketing approval. Following the completion of our initial Phase 3 clinical trial of isunakinra for allergic conjunctivitis, we plan to discuss with the FDA whether we will be able to utilize the results of our clinical trials evaluating isunakinra for dry eye disease, including our ongoing safety study of isunakinra in subjects with dry eye disease, to fulfill this requirement.
We initiated our first Phase 3 trial in July 2015 in patients with moderate to severe allergic conjunctivitis. We do not expect to have initial, top-line data from our first Phase 3 trial available until the first quarter of 2016. The timing of the availability of such top-line data and the completion of our pivotal Phase 3 clinical program is dependent, in part, on our ability to locate and enroll a sufficient number of eligible patients in our pivotal Phase 3 clinical program on a timely basis. Even if the results of both of our Phase 3 clinical trials evaluating isunakinra for the treatment of moderate to severe allergic conjunctivitis and our separate safety trial are favorable, we do not plan to submit a BLA to the FDA seeking approval of isunakinra for the treatment of allergic conjunctivitis in the United States until the second half of 2017. We cannot accurately predict when or if isunakinra will prove effective or safe in humans or whether it will receive marketing approval. Our ability to generate product revenues, which we do not expect will occur before 2018, if ever, will depend heavily on our obtaining marketing approval for and commercializing isunakinra.
The success of isunakinra will depend on several factors, including the following:

•	completing and obtaining favorable results from our pivotal Phase 3 clinical program for isunakinra for the treatment of allergic conjunctivitis;

•	initiating and obtaining favorable results from registration trials of isunakinra for the treatment of moderate to severe allergic conjunctivitis in the European Union;

•	applying for and receiving marketing approvals from applicable regulatory authorities for isunakinra;

•
making arrangements with third-party manufacturers for commercial quantities of isunakinra and receiving regulatory approval of our manufacturing processes and our third-party manufacturers’ facilities from applicable regulatory authorities;

•	establishing sales, marketing and distribution capabilities and launching commercial sales of isunakinra, if and when approved, whether alone or in collaboration with others;

•	acceptance of isunakinra, if and when approved, by patients, the medical community and third-party payors;

•	effectively competing with other therapies, including the existing standard of care;

•	maintaining a continued acceptable safety profile of isunakinra following approval;

•	obtaining and maintaining coverage and adequate reimbursement from third-party payors;

•	obtaining and maintaining patent and trade secret protection and regulatory exclusivity; and

•	protecting our rights in our intellectual property portfolio related to .
Successful development of isunakinra for additional indications beyond allergic conjunctivitis, or for use in broader patient populations, and our ability, if it is approved, to broaden the label for isunakinra, will depend on similar factors. If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize isunakinra, which would materially harm our business.
If clinical trials of isunakinra or any other product candidate that we develop fail to demonstrate safety and efficacy to the satisfaction of the FDA, the EMA or other regulatory authorities or do not otherwise produce favorable results, we may incur additional costs or experience delays in completing, or ultimately be delayed or unable to complete, the development and commercialization of isunakinra or any other product candidate.
Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, including isunakinra, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. For example, in May 2015, we announced top-line results from our Phase 3 clinical trial of isunakinra in patients with moderate to severe dry eye disease. In this trial, there was no statistically significant difference between the isunakinra treated group and the vehicle control group on the co-primary endpoints. In addition, there were no statistically significant differences between the isunakinra treated group and the vehicle treated group on any secondary endpoints. Based on these top-line results, we do not plan to pursue further development of isunakinra in dry eye disease.
In general, the FDA requires two adequate and well controlled clinical trials demonstrating effectiveness on a primary symptom endpoint and a primary sign endpoint for marketing approval of an allergic conjunctivitis drug. We have received scientific advice from the CHMP regarding European registration requirements for isunakinra for the treatment of moderate to severe allergic conjunctivitis. The scientific advice indicates that the requirements for registration in the European Union will differ from the requirements for registration in the United States and our pivotal Phase 3 clinical program is not consistent with the advice of the CHMP. Our pivotal Phase 3 clinical program also may not be sufficient to support an application for marketing approval in other jurisdictions outside the United States. We will be required to demonstrate the safety of treatment with isunakinra for six weeks in a separate safety trial in order to support marketing approval of isunakinra for the treatment of allergic conjunctivitis in the United States. Following completion of our initial Phase 3 clinical trial, we plan to discuss with the FDA whether we will be able to utilize the results of our clinical trials evaluating isunakinra for dry eye disease, including our ongoing safety study of isunakinra in patients with dry eye disease, to fulfill this requirement.
Our Phase 2 trial evaluated isunakinra for the treatment of moderate to severe allergic conjunctivitis. We ran this Phase 2 study using modified versions of two controlled exposure models: a modified repetitive CAPT model; and repetitive exposure in an allergy room, which we have previously referred to as an environmental exposure chamber, or EEC, model where patients are exposed to the allergan through multiple routes. In the CAPT model, patients treated with isunakinra showed statistically significant improvement based on the pre-specified secondary endpoint and exploratory endpoints of change from baseline in ocular itching, ocular tearing and total nasal symptoms at the final two challenge time points, visit 6 and visit 7, compared to patients treated with vehicle control. This Phase 2 study did not meet the primary endpoint of reduction in mean ocular itching in patients treated with isunakinra compared to vehicle control in the allergy room model.
We may fail to achieve success in our pivotal Phase 3 clinical program evaluating isunakinra for the treatment of moderate to severe allergic conjunctivitis for a variety of potential reasons.

•
The efficacy endpoints in our Phase 2 trial were measured in two controlled exposure models, whereas the primary efficacy endpoints in our pivotal Phase 3 clinical program will be measured in an environmental study. We have no clinical efficacy data on isunakinra for the treatment of allergic conjunctivitis in an environmental study and the Phase 2 trial results that we obtained using a CAPT model may not translate to an environmental study.

•
The efficacy endpoints in our Phase 2 trial were measured two to two and a half weeks after starting therapy with isunakinra or vehicle control. The primary efficacy endpoints in our pivotal Phase 3 clinical program will be measured up to four weeks after starting therapy with isunakinra or vehicle control. We have no clinical efficacy data on isunakinra in allergic conjunctivitis for more than two and a half weeks after beginning treatment.

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

•
We plan to conduct our Phase 3 clinical trials at many clinical centers and the phase 2 study was only conducted at one center. The introduction of new centers, and the resulting involvement of new treating physicians, can introduce additional variability into the conduct of the trials in accordance with their protocols and may result in greater variability of patient outcomes, which could adversely affect our ability to detect statistically significant differences between patients treated with isunakinra and vehicle control.

•
We are conducting the Phase 3 trial at a time of year and location where ragweed allergen is believed to be prominent. Ragweed pollen counts will be measured on a daily basis during the active phase of patient dosing. We are dependent on a sufficient quantity of allergen being present for a sufficient period of time when the trial is being conducted. Environmental variation could adversely affect our ability to detect statistically significant differences between patients treated with isunakinra and vehicle control.

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
In May 2015, we submitted to the FDA the protocol as part of our IND for our first pivotal Phase 3 clinical trial of isunakinra for the treatment of moderate to severe allergic conjunctivitis and data supporting our manufacturing process for the production of isunakinra to be used in this Phase 3 clinical trial. We initiated our first pivotal Phase 3 clinical trial for the treatment of moderate to severe allergic conjunctivitis in the United States in July 2015. We could receive a letter from the FDA requesting additional information, and if the FDA is not satisfied with our responses, the FDA may delay our continuation of our first Phase 3 clinical trial or our initiation of our second Phase 3 clinical trial.
We have not yet submitted to the EMA a draft protocol for our Phase 3 clinical program of isunakinra for the treatment of moderate to severe allergic conjunctivitis. We have previously received scientific advice from the CHMP regarding European registration requirements for isunakinra. The scientific advice received indicates that the requirements for European registration in allergic conjunctivitis may differ from the requirements for registration in the United States and our pivotal Phase 3 clinical program is not consistent with the advice of the CHMP. We plan to further discuss with the EMA a registration plan for isunakinra in moderate to severe allergic conjunctivitis for the European Union. The EMA may require us to conduct other clinical trials, in addition to those included in our Phase 3 clinical program, in order to support an application for marketing approval of isunakinra.
We also are required to submit our plans for clinical trials to each national regulatory authority in the European Union having jurisdiction over a country in which we wish to conduct these clinical trials. These national regulatory authorities are not obligated to follow the scientific advice of the EMA and may impose additional requirements on our conduct of clinical trials of isunakinra in order to initiate clinical trials and support our application for marketing approval of isunakinra. If we are required by the EMA or a national regulatory authority in the European Union to conduct other clinical trials, in addition to those included in our Phase 3 clinical program, our expenses will increase substantially, and we may experience delays in completing the development and commercialization of isunakinra in the European Union.
We have not received guidance from other regulatory authorities outside the United States regarding the design of our pivotal Phase 3 allergic conjunctivitis clinical program. We may not receive clearance from national regulatory authorities in the European Union or other regulatory authorities outside the European Union to initiate our pivotal Phase 3 clinical trials on a timely basis, if at all. Our Phase 2 trial of isunakinra for the treatment of allergic conjunctivitis was conducted in Canada.
If we experience any of a number of possible unforeseen events in connection with our clinical trials, potential marketing approval or commercialization of our product candidates could be delayed or prevented.
We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize isunakinra or any other product candidates that we may develop, including:

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
We may not be able to initiate or continue clinical trials for isunakinra or our other product candidates that we may develop if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the United States. In addition, some of our competitors have ongoing clinical trials for product candidates that treat the same indications as isunakinra, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates.
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
If serious adverse or unacceptable side effects are identified during the development of isunakinra or any other product candidates that we may develop, we may need to abandon or limit our development of isunakinra or such other product candidates.
If isunakinra or any of our other product candidates are associated with serious adverse events or undesirable side effects in clinical trials or have characteristics that are unexpected, we may need to abandon their development or limit development to more narrow uses or subpopulations in which the serious adverse events, undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Although isunakinra was generally well tolerated in our Phase 1b/2a and Phase 3 dry eye trials and Phase 2 allergic conjunctivitis trial, we have no clinical safety data on exposure to isunakinra for longer than twelve weeks. Many compounds that initially showed promise in clinical or early stage testing for treating ophthalmic disease have later been found to cause side effects that prevented further development of the compound.
We may not be successful in our efforts to use our AMP-Rx platform to build a pipeline of product candidates.
A key element of our strategy is to use our proprietary AMP-Rx platform to rationally design, engineer and generate a pipeline of novel protein therapies and progress these therapies through clinical development for the treatment of a variety of ophthalmic diseases. Our research and development efforts to date have resulted in a pipeline of additional product candidates directed at the treatment of ophthalmic diseases. Other than isunakinra, our product candidates all are in early preclinical research and have not been tested in humans. These and any other potential product candidates that we identify may not be suitable for continued preclinical or clinical development, including as a result of being shown to have harmful side effects or other characteristics that indicate that they are unlikely to be products that will receive marketing approval and achieve market acceptance. If we do not successfully develop and commercialize our product candidates that we develop based upon our technological approach, we will not be able to obtain product revenues in future periods.
We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.
Because we have limited financial and managerial resources, we focus on research programs and product candidates that we identify for specific indications. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. For example, we invested significant efforts and financial resources in the development isunakinra for the treatment of patients with moderate to severe dry eye disease, and based on top-line results from our first Phase 3 pivotal trial in dry eye disease that we announced in May 2015, we do plan to pursue further development of isunakinra in this indication. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.
Risks Related to the Commercialization of Our Product Candidates
Even if isunakinra or any other product candidate that we develop receives marketing approval, it may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success and the market opportunity for isunakinra may be smaller than we estimate.
If isunakinra or any other product candidate that we develop receives marketing approval, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. Current treatments that are used for moderate to severe allergic conjunctivitis include low cost antihistamines and mast cell stabilizers and low cost, off-label use of corticosteroids. These treatments are well established in the medical community, and doctors may continue to rely on these treatments rather than isunakinra, if and when it is approved for marketing by the FDA. As a result, healthcare professionals and third-party payors may choose to rely on such products rather than isunakinra. If isunakinra does not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable.
The degree of market acceptance of isunakinra or any other product candidate that we may develop, if approved for commercial sale, will depend on a number of factors, including:

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
Our assessment of the potential market opportunity for isunakinra is based on industry and market data that we obtained from industry publications and research, surveys and studies conducted by third parties. Industry publications and third-party research, surveys and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. If the actual market for isunakinra is smaller than we expect, our product revenue may be limited and it may be more difficult for us to achieve or maintain profitability.
If we are unable to establish sales, marketing and distribution capabilities, we may not be successful in commercializing isunakinra or any other product candidates that we may develop if and when they are approved.
We do not have a sales or marketing infrastructure and have no experience in the sale, marketing or distribution of therapeutic products. To achieve commercial success for any product for which we have obtained marketing approval, we will need to establish sales, marketing and distribution capabilities, either ourselves or through collaborations or other arrangements with third parties.
In the future, we plan to build a focused sales and marketing infrastructure to market or co-promote isunakinra and possibly other product candidates that we develop in the United States, if and when they are approved. There are risks involved with establishing our own sales, marketing and distribution capabilities. For example, recruiting and training a sales force is expensive and time consuming and could delay any product launch. If the commercial launch of isunakinra or any other product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.
Factors that may inhibit our efforts to commercialize isunakinra or any other product candidates on our own include:

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
We expect to enter into arrangements with third parties to perform sales, marketing and distribution services in markets outside the United States. We may also enter into arrangements with third parties to perform these services in the United States if we do not establish our own sales, marketing and distribution capabilities in the United States or if we determine that such third-party arrangements are otherwise beneficial. Our product revenues and our profitability, if any, under any such third-party sales, marketing or distribution arrangements are likely to be lower than if we were to market, sell and distribute isunakinra or any other product candidates that we may develop ourselves. In addition, we may not be successful in entering into arrangements with third parties to sell, market and distribute isunakinra or any other product candidates or may be unable to do so on terms that are favorable to us. We likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market isunakinra or our other product candidates effectively. If we do not establish sales, marketing and distribution capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing isunakinra or any other product candidates that we may develop.
We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.
The development and commercialization of new drug products is highly competitive. We face competition with respect to isunakinra and our other current product candidates, and will face competition with respect to any product candidates that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. There are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of products for the treatment of the disease indications for which we are developing our product candidates. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

The current standard of care for allergic conjunctivitis includes antihistamines, mast cell stabilizers, combination antihistamines with mast cell stabilizers, and topical anti-inflammatory and immune-modulating drugs (corticosteroids, NSAID’s). Some patients with allergic conjunctivitis are effectively treated by the current standard of care therapies, some of which are available in generic form or offered at relatively low prices. There are also a number of products and therapies in preclinical research and clinical development by third parties to treat allergic conjunctivitis. Some of these competitive products and therapies are based on scientific approaches that are the same as or similar to our approach, and others are based on entirely different approaches. These companies include pharmaceutical companies, biotechnology companies, and specialty pharmaceutical and generic drug companies of various sizes, such as Nicox S.A. (pre-NDA in the United States with AC-170 (a topical formulation of cetirizine)), Ocular Therapeutix, Inc. (in Phase 3 clinical development with  OTX-DP, a dexamethasone-loaded hydrogel punctum plug), Allergan, Inc. (in Phase 3 clinical development in Japan with AGN-229666, a topical formulation against an undisclosed target), Santen S.A.S. a subsidiary of Santen Pharmaceutical Co., Ltd,  (in Phase 3 clinical development with NOVA-22007, a cationic ophthalmic emulsion containing cyclosporin), Alcon Research, Ltd. (completed a Phase 2 clinical trial with AL-53817 and AL-78843 ophthalmic solutions against undisclosed targets) and Xencor, Inc. (in Phase 1 clinical development with XmAb7195 and administered by IV infusion).
Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than isunakinra or other product candidates that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market.
In addition, our ability to compete may be affected in many cases by insurers or other third-party payors, particularly Medicare, seeking to encourage the use of generic products. Generic products are currently being used for the indications that we are pursuing, and additional products are expected to become available on a generic basis over the coming years. If isunakinra or any other product candidate that we may develop achieves marketing approval, we expect that it will be priced at a significant premium over competitive generic products.
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
Even if we are able to commercialize isunakinra or any other product candidate that we may develop, the products may become subject to unfavorable pricing regulations, third-party coverage or reimbursement practices or healthcare reform initiatives, which could harm our business.
Our ability to commercialize isunakinra or any other product candidates that we may develop successfully will depend, in part, on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government healthcare programs, private health insurers, managed care plans and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. Coverage and reimbursement may not be available for isunakinra or any other product that we commercialize and, even if they are available, the level of reimbursement may not be satisfactory.
Inadequate reimbursement may adversely affect the demand for, or the price of, any product candidate for which we obtain marketing approval. Obtaining and maintaining adequate reimbursement for our products may be difficult. We may be required to conduct expensive pharmacoeconomic studies to justify coverage and reimbursement or the level of reimbursement relative to other therapies. If coverage and adequate reimbursement are not available or reimbursement is available only to limited levels, we may not be able to successfully commercialize isunakinra or any other product candidate for which we obtain marketing approval.
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
We face an inherent risk of product liability exposure related to the use of isunakinra and any other product candidates that we develop in human clinical trials and will face an even greater risk if we commercially sell any products that we develop. If we cannot successfully defend ourselves against claims that our product candidates or products caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

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
We currently hold $5.0 million in product liability insurance coverage in the aggregate, with a per incident limit of $5.0 million, which may not be adequate to cover all liabilities that we may incur. We will need to increase our insurance coverage as we expand our clinical trials. We will need to further increase our insurance coverage if we commence commercialization of isunakinra or any other product candidate that receives marketing approval. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.
Risks Related to Our Dependence on Third Parties
We have entered into one collaboration and in the future may enter into collaborations with other third parties for the development or commercialization of our product candidates, including isunakinra. If our collaborations are not successful, we may not be able to capitalize on the market potential of these product candidates.
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

We expect to utilize a variety of types of collaboration, distribution and other marketing arrangements with third parties to commercialize isunakinra in markets outside the United States. We also may enter into arrangements with third parties to perform these services in the United States if we do not establish our own sales, marketing and distribution capabilities in the United States or if we determine that such third-party arrangements are otherwise beneficial. We also may seek third-party collaborators for development and commercialization of other product candidates. Our likely collaborators for any sales, marketing, distribution, development, licensing or broader collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. We are not currently party to any such arrangement. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities and efforts to successfully perform the functions assigned to them in these arrangements.
Our existing collaboration with ThromboGenics and any future collaborations that we enter into may pose a number of risks, including the following:

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

Collaboration agreements may not lead to development or commercialization of product candidates in the most efficient manner, or at all. If our existing collaboration and license agreement with ThromboGenics, and any future collaborations that we enter into, do not result in the successful development and commercialization of products or if one of our collaborators terminates its agreement with us, we may not receive any future research funding or milestone or royalty payments under the collaboration. There is no research currently ongoing under our agreement with ThromboGenics and, to date, no collaboration products have been identified. If we do not receive the funding we expect under these agreements, our development of our product candidates could be delayed and we may need additional resources to develop our product candidates. All of the risks relating to product development, regulatory approval and commercialization described in this Quarterly Report on Form 10-Q also apply to the activities of our collaborators.
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
We have relied on third parties, such as CROs, to conduct our clinical trials of isunakinra and do not plan to independently conduct clinical trials of isunakinra or our other product candidates. We expect to continue to rely on third parties, such as CROs, clinical data management organizations, medical institutions and clinical investigators, to conduct our clinical trials. These agreements might terminate for a variety of reasons, including a failure to perform by the third parties. If we need to enter into alternative arrangements, that would delay our product development activities.
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
We contract with third parties for the manufacture of isunakinra for clinical trials and expect to continue to do so in connection with the commercialization of isunakinra and for clinical trials and commercialization of any other product candidates that we may develop. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or  products or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts
We do not currently own or operate manufacturing facilities for the production of clinical or commercial quantities of isunakinra or any other of our product candidates. We rely, and expect to continue to rely, on third parties to manufacture clinical and commercial supplies of isunakinra, preclinical and clinical supplies of our other product candidates that we may develop and commercial supplies of products if and when any of our product candidates receives marketing approval. Our current and anticipated future dependence upon others for the manufacture of isunakinra and any other product candidate or product that we develop may adversely affect our future profit margins and our ability to commercialize any products that receive marketing approval on a timely and competitive basis. In addition, any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval.
We currently rely exclusively on one third-party manufacturer to supply us with isunakinra drug substance on a purchase order basis. We also rely on another third-party manufacturer to conduct fill-finish services on a purchase order basis. We do not currently have any contractual commitments for commercial supply of bulk drug substance for isunakinra or for fill-finish services. We also do not currently have arrangements in place for redundant supply or a second source for bulk drug substance for isunakinra or for fill-finish services. The prices at which we are able to obtain supplies of isunakinra drug substance and fill-finish services may vary substantially over time and adversely affect our financial results.
If our third-party manufacturer for isunakinra drug substance fails to fulfill our purchase orders or should become unavailable to us for any reason, we believe that there are a limited number of potential replacement manufacturers, and we likely would incur added costs and delays in identifying or qualifying such replacements. We could also incur additional costs and delays in identifying or qualifying a replacement manufacturer for fill-finish services if our existing third-party manufacturer should become unavailable for any reason. We may be unable to establish any agreements with such replacement manufacturers or to do so on acceptable terms. Even if we could transfer manufacturing to a different third party, the shift would likely be expensive and time consuming, particularly since the new facility would need to comply with the necessary regulatory requirements and we would need FDA approval before using or selling any products manufactured at that facility.
The FDA maintains strict requirements governing the manufacturing process for biologics. When a manufacturer seeks to modify or make even seemingly minor changes to that process, the FDA may require the applicant to conduct a comparability study that evaluates the potential differences in the product resulting from the change in the manufacturing process. The agency has issued several guidances on this point. In connection with our application for a license to market isunakinra or other product candidates in the United States, we may be required to conduct a comparability study if the product we intend to market is supplied by a manufacturer different from the one who supplied the product evaluated in our clinical studies. Delays in designing and completing this study to the satisfaction of the FDA could delay or preclude our development and commercialization plans and thereby limit our revenues and growth.
Reliance on third-party manufacturers entails additional risks, including:

•
isunakinra and any other product candidates that we may develop may compete with other product candidates and products for access to a limited number of suitable manufacturing facilities that operate under current good manufacturing practices, or cGMP, regulations;

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
We are the exclusive licensee of patent applications owned by The Schepens Eye Research Institute, Inc., or Schepens, that cover methods of treating diseases of the eye using an inhibitor of the inflammatory cytokine IL-1. Even if these applications issue as patents, method-of-treatment patents are more difficult to enforce than composition-of-matter patents because of the risk of off-label sale or use of a drug for the subject method. In addition, European patent law generally makes the enforcement of patents that cover methods of treatment of the human body difficult. In the United States, the FDA does not prohibit physicians from prescribing an approved product for uses that are not described in the product’s labeling. Although use of a product directed by off-label prescriptions may infringe our method-of-treatment patents, the practice is common across medical specialties, particularly in the United States, and such infringement is difficult to detect, prevent or prosecute. For example, anakinra is an IL-1 inhibitor that is approved for marketing in the United States and other countries for the treatment of rheumatoid arthritis and is formulated for subcutaneous administration. Anakinra can be re-formulated, or compounded, for topical ophthalmic application. Off-label sales of anakinra or other products comprising an IL-1 inhibitor could limit our ability to generate revenue from the sale of isunakinra.

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
Our commercial success depends upon our ability, and the ability of our collaborators, to develop, manufacture, market and sell our product candidates and use our proprietary technologies without infringing the proprietary rights of third parties. There is considerable intellectual property litigation in the biotechnology and pharmaceutical industries. We may become party to, or threatened with, future adversarial proceedings or litigation regarding intellectual property rights with respect to our products and technology, including interference or derivation proceedings before the U.S. Patent and Trademark Office. The risks of being involved in such litigation and proceedings may increase as our product candidates near commercialization and as we gain the greater visibility associated with being a public company. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future. We may not be aware of all such intellectual property rights potentially relating to our product candidates and their uses. Thus, we do not know with certainty that isunakinra or any other product candidate, or our commercialization thereof, does not and will not infringe or otherwise violate any third party’s intellectual property.
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
Risks Related to Regulatory and Marketing Approval of Our Product Candidates and Other Legal Compliance Matters
If we are not able to obtain required regulatory approvals, we will not be able to commercialize isunakinra or any other product candidate that we may develop, and our ability to generate revenue will be materially impaired. The marketing approval process is expensive, time-consuming and uncertain. As a result, we cannot predict when or if we, or any collaborators we may have in the future, will obtain marketing approval to commercialize isunakinra or any other product candidate.
To date, we have not obtained approval from the FDA or any foreign regulatory authority to market or sell any of our product candidates, including isunakinra. The failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate. The activities associated with the development and commercialization of our product candidates, including isunakinra, including design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by the EMA and similar regulatory authorities outside the United States. We have only limited experience in filing and supporting the applications necessary to gain marketing approvals and expect to rely on third-party CROs to assist us in this process.
The process of obtaining marketing approvals, both in the United States and abroad, is expensive and may take many years, especially if additional clinical trials are required, if approval is obtained at all. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety, purity and potency. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities. The FDA or other regulatory authorities may determine that isunakinra or any other product candidate that we may develop is not safe, effective or pure, is only moderately effective or has undesirable or unintended side effects, toxicities or other characteristics that preclude our obtaining marketing approval or prevent or limit commercial use. Any marketing approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable.
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
In order to market and sell isunakinra and any other product candidate that we may develop in the European Union and many other jurisdictions, we or our third-party collaborators must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, it is required that the product be approved for reimbursement before the product can be sold in that country. We or these third parties may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. We may not be able to file for marketing approvals and may not receive necessary approvals to commercialize our products in any market.
Even if we, or any collaborators we may have in the future, obtain marketing approvals for isunakinra or our other product candidates, the terms of those approvals, ongoing regulations and post-marketing restrictions may limit how we, or they, manufacture and market our products, which could materially impair our ability to generate revenue.
Once marketing approval has been granted, an approved product and its manufacturer and marketer are subject to ongoing review and extensive regulation. We, and any collaborators we may have in the future, must therefore comply with requirements concerning advertising and promotion for any of our products for which we or they obtain marketing approval. Promotional communications with respect to prescription products are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved labeling. Thus, if isunakinra or any other product candidate that we may develop receives marketing approval, the accompanying label may limit the approved use of our product, which could limit sales of the product.

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
Healthcare providers, physicians and third-party payors in the United States and elsewhere will play a primary role in the recommendation and prescription of any product candidates, including isunakinra, for which we obtain marketing approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute any products for which we obtain marketing approval. In addition, we may be subject to transparency laws and patient privacy regulation by U.S. federal and state governments and by governments in foreign jurisdictions in which we conduct our business. The applicable federal, state and foreign healthcare laws and regulations that may affect our ability to operate include:

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
In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could affect our ability to profitably sell or commercialize any product candidate, including isunakinra, for which we obtain marketing approval or that we may in-license. The pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by legislative initiatives. Current laws, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product.
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
As of October 31, 2015, our executive officers and directors, combined with our stockholders who own more than 5% of our outstanding common stock, in the aggregate, beneficially owned shares representing approximately 78.2% of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.
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

The trading price of our common stock has and may continue to fluctuate significantly. During the period from January 2, 2015 to October 30, 2015, the closing sales price of our common stock ranged from a high of $13.56 per share to a low of $2.34 per share. Our stock price experienced significant volatility in May 2015 after we announced that we failed to meet either of the two co-primary endpoints in our Phase 3 clinical trial of isunakinra in patients with moderate to severe dry eye disease. Furthermore, the stock market in general and the market for smaller biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, our stockholders may not be able to sell their common stock at or above the price at which they purchased their shares. The market price for our common stock may be influenced by many factors, including:

•	the success of competitive products or technologies;

•	results of clinical trials of isunakinra or any other product candidate that we may develop;

•	results of clinical trials of product candidates of our competitors;

•	regulatory or legal developments in the United States and other countries;

•	developments or disputes concerning patent applications, issued patents or other proprietary rights;

•	the recruitment or departure of key scientific or management personnel;

•	the level of expenses related to any of our product candidates or clinical development programs;

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
In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against that company. We also may face securities class action litigation if we cannot obtain regulatory approvals for or if we otherwise fail to commercialize isunakinra. Such litigation, if instituted against us, could cause us to incur substantial costs to defend such claims and divert management’s attention and resources.
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
Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of October 31, 2015, we had outstanding 19,587,277 shares of common stock. Of these shares, 7,731,766 shares are restricted securities under Rule 144 under the Securities Act. Any of our remaining shares that are not restricted securities under Rule 144 under the Securities Act, including 2,615,520 shares that may be immediately sold pursuant to the registration statement on Form S-1 that we filed on December 19, 2014, or Resale S-1, and shares sold in our IPO, may be resold in the public market without restriction unless purchased by our affiliates.
Moreover, holders of an aggregate of 8,494,427 shares of our common stock have rights, subject to specified conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. On April 9, 2014, we filed a registration statement registering all shares of common stock that we may issue under our equity compensation plans. As of October 31, 2015, we had outstanding options to purchase an aggregate of approximately 1,871,165 shares of our common stock, of which options to purchase approximately 818,031 shares were vested. These shares can be freely sold in the public market upon issuance, subject to volume, notice and manner of sale limitations applicable to affiliates.
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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
We did not sell or issue any equity securities that were not registered under the Securities Act during the three months ended September 30, 2015.
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
As of September 30, 2015, we had used all of the net proceeds from the initial public offering. We estimate that we used the net proceeds from the offering as follows:

•	approximately $23.5 million to fund external research and development expenses for our Phase 3 clinical program for isunakinra in patients with moderate to severe dry eye disease;

•	approximately $2.2 million to fund external research and development expenses for our Phase 2 clinical trial of isunakinra in patients with allergic conjunctivitis; and

•
approximately $24.5 million for working capital and other general corporate purposes, which includes our internal research and development expenses for isunakinra, development of our preclinical product candidates and pursuit of other research and discovery efforts.

Purchase of Equity Securities
We did not purchase any of our registered equity securities during the period covered by this Quarterly Report on Form 10-Q.

Item 3.         Defaults Upon Senior Securities.
Not applicable.
Item 4.         Mine Safety Disclosures.
Not applicable.
Item 5.         Other Information.
Not applicable.
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
November 4, 2015

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