Form 10-Q/A
period 2015-09-30
Eleven Biotherapeutics, Inc.
filed 2015-11-06
CIK 1485003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

Explanatory Note

The sole purpose of this Amendment No. 1 to Eleven Biotherapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, as originally filed with the Securities and Exchange Commission on November 4, 2015 (the “Form 10-Q”), is to add reference to Exhibit No. 10.1, which was inadvertently omitted from Part II, Item 6 of the Form 10-Q, and to file Exhibit No. 10.1 herewith. In addition, in accordance with applicable Securities and Exchange Commission rules, new certifications of our principal executive officer and principal financial officer are being filed as Exhibits 31.3 and 31.4, respectively, to this Amendment No. 1 to the Form 10-Q.

This Amendment No. 1 to the Form 10-Q does not change the previously reported financial statements or any of the other disclosure contained in the Form 10-Q.

PART II—OTHER INFORMATION

Item 6.    EXHIBITS

The exhibits filed as part of this Amendment No. 1 to the Form 10-Q are set forth on the Exhibit Index immediately preceding such exhibits, and are incorporated by reference herein.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELEVEN BIOTHERAPEUTICS, INC.

By:	/s/ John J. McCabe
John J. McCabe
Senior Vice President of Finance (Principal Financial and Accounting Officer)
November 6, 2015

EXHIBIT INDEX

Exhibit No.	Description
10.1*	Second Amendment to Lease, dated August 18, 2015, by and between the Registrant and ARE-MA Region No. 38, LLC
31.1	Rule 13a-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Financial Officer
31.3*	Rule 13a-14(a) Certification of Principal Executive Officer
31.4*	Rule 13a-14(a) Certification of Principal Financial Officer
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. §1350
101.INS†	XBRL Instance Document
101.SCH†	XBRL Taxonomy Extension Schema Document
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

*    Filed herewith
†    XBRL information previously filed with Eleven Biotherapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed with the Securities and Exchange Commission on November 4, 2015.