Form 10-K
period 2015-12-31
Eleven Biotherapeutics, Inc.
filed 2016-03-25
CIK 1485003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    ☐  Yes    ☒  No
As of June 30, 2015, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $12.1 million, based on the closing price of the registrant’s common stock on June 30, 2015.
Number of outstanding shares of Common Stock as March 15, 2016: 19,684,875

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to its 2016 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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

•
the initiation and conduct of clinical trials, including the timing, cost, conduct and outcome of our clinical trials of EBI-031 for the treatment of diabetic macular edema and uveitis, including statements regarding the timing of the availability of, and the costs to obtain, top-line data from such trials, the timing of completion of and outcomes of such trials, and the timing of regulatory filings, including our planned investigational new drug application for EBI-031;

•	our ability to successfully develop our product candidates and complete our planned clinical programs;

•	results of early clinical studies or preclinical trials and whether they will be indicative of the results of future studies;

•
expectations regarding regulatory approvals, including the requirements for marketing approval of EBI-031, the nature and timing of our future interactions with regulatory authorities and our ability to design, implement and complete registration trials acceptable to such regulatory authorities and sufficient to support applications for regulatory approvals;

•
the timing of and our ability to obtain marketing approval of EBI-031 and our other product candidates, and the ability of EBI-031 and our other product candidates to meet existing or future regulatory standards;

•	the potential advantages of EBI-031;

•	our estimates regarding the potential market opportunity for EBI-031 and our other product candidates;

•	our sales, marketing and distribution capabilities and strategy;

•	our ability to establish and maintain arrangements for the manufacture of EBI-031 and our other product candidates;

•	our ability to enter into and successfully complete collaborations or in-license or acquire rights to other products, product candidates or technologies;

•	our ability to obtain, maintain and protect our intellectual property for our technology and products;

•	the rate and degree of market acceptance and clinical utility of our products;

•	our estimates regarding expenses, future revenues, capital requirements and need for additional financing;

•	the impact of governmental laws and regulations; and

•	our competitive position.
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
Overview
We are a preclinical stage biopharmaceutical company with a proprietary protein engineering platform, called AMP-Rx, that we apply to the discovery and development of protein therapeutics to treat diseases of the eye. Our therapeutic approach is based on the role of cytokines in diseases of the eye, our understanding of the structural biology of cytokines and our ability to rationally design and engineer proteins to modulate the effects of cytokines. Cytokines are cell signaling molecules found in the body that can have important inflammatory effects. Our most advanced product candidate, which is still in preclinical development, is EBI-031, which we designed, engineered and generated using our AMP-Rx platform and are developing as an intravitreal injection for diabetic macular edema, or DME, and uveitis. In 2015, we initiated the necessary chemistry, manufacturing and control, or CMC, development work and nonclinical safety studies of EBI-031 to support the submission of an investigational new drug application, or IND, to the United States Food and Drug Administration, or FDA. If the results of these efforts and our additional preclinical studies of EBI-031 are favorable, we intend to submit an IND for EBI-031 for the treatment of DME to the FDA in the first half of 2016 for the purpose of conducting clinical trials. We hold worldwide commercialization rights to EBI-031.
We believe cytokines play a major role in the pathology underlying many eye diseases and that protein therapeutics are an effective means of modulating the effects of cytokines in diseases of the eye. We have used our AMP-Rx platform to rationally design, engineer and generate a pipeline of innovative protein therapeutic candidates that target cytokines we believe are central to diseases of the eye. We are conducting research and development programs directed at ocular diseases, with a current focus on diseases of the back of the eye, such as DME and uveitis. Our EBI-031 program is based on the role that elevated levels of the inflammatory cytokine interleukin-6, or IL-6, plays in the initiation and maintenance of the inflammation and pain associated with DME and uveitis.
DME is characterized by an abnormal accumulation of fluid in the macula, the portion of the retina that provides the clearest and most detailed vision, due to leakage from blood vessels in the retina. According to the American Diabetes Association, DME is one of the most common causes of vision loss in the United States. In studies published in the peer reviewed journal Ophthalmology, IL-6 levels in the eye positively correlated with the severity of DME. According to a presentation at The Association for Research in Vision and Ophthalmology 2012 Annual Meeting, IL-6 levels in the eye positively correlated with resistance to therapies that target a protein called vascular endothelial growth factor, or VEGF. Anti-VEGF therapies are among the current standard of care for the treatment of DME.
We previously invested a significant portion of our efforts and financial resources in the development of our product candidate isunakinra (EBI-005) for the treatment of patients with dry eye disease and allergic conjunctivitis. Notwithstanding this significant investment, based on the negative results from our completed Phase 3 clinical trials in dry eye disease and allergic conjunctivitis, we do not plan to pursue further development of isunakinra.
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
Over the past 15 years, researchers have been developing a greater understanding of the key proteins and pathways involved in ocular disease. For instance, the understanding of the protein pathways involved in the retinal disease wet age-related macular degeneration, or wet AMD, has greatly expanded. Wet AMD is characterized by abnormal new blood vessel growth in the back of the eye. By studying the biological processes associated with this abnormal growth, researchers identified the key role that VEGF plays in the initiation and maintenance of wet AMD. This understanding then led to the successful development of VEGF-blockers, such as Lucentis® and Eylea®, as new treatments for wet AMD that have dramatically improved outcomes for many patients. The developers of these VEGF-blockers have created a multi-billion dollar ophthalmic drug market where none existed 10 years ago. We believe that we can apply similar advances in the understanding of other protein pathways involved in eye diseases to the discovery and development of new treatments for these diseases.

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

Our Strategy
Our goal is to become a leading biopharmaceutical company focused on developing and commercializing novel protein therapeutics to treat diseases of the eye. The key elements of our strategy in support of this goal are to:

•
Advance EBI-031 for the treatment of diabetic macular edema. Our most advanced product candidate, which is still in preclinical development, is EBI-031, an optimized version of an anti-IL-6 antibody, for the treatment of DME. We are undertaking the necessary CMC development work and nonclinical safety studies to support the submission of an IND to the FDA. If the results of these efforts and our additional preclinical studies of EBI-031 are favorable, we intend to submit an IND in the first half of 2016 for the purpose of conducting clinical trials of EBI-031 for the treatment of DME.

•
Apply AMP-Rx platform to build a pipeline of product candidates for the treatment of eye diseases. We use our AMP-Rx platform to rationally design, engineer and generate a pipeline of innovative protein therapeutic candidates that target cytokines that we believe are central to diseases of the eye. We have designed, engineered and generated EBI-031 and our other preclinical product candidate using our AMP-Rx platform. We plan to continue to apply our platform to expand our product pipeline.

•
Pursue collaborative and other strategic opportunities. We have established a collaboration with ThromboGenics N.V., or ThromboGenics, a European based, publicly held biopharmaceutical company focused on developing and commercializing innovative ophthalmic medicines. In this collaboration, we applied our proprietary AMP-Rx platform to design, engineer and generate protein therapeutics that can modulate a specific novel pathway in retinal disease and that may have key pharmaceutical attributes. This collaboration provided us with funding for the specific program that was the subject of the collaboration and allowed us to apply our AMP-Rx platform to a product discovery effort we might not otherwise have pursued. We plan to evaluate opportunities to enter into other collaborations that may contribute to our ability to advance our product candidates and to progress concurrently a range of discovery and development programs. We also plan to evaluate opportunities to in-license or acquire the rights to other products, product candidates or technologies for the treatment of eye diseases.

Review of Strategic Alternatives

We are in the process of reviewing a range of strategic alternatives that could result in potential changes to our current business strategy and future operations. As part of this process, we are reviewing strategic alternatives with a goal to maximize shareholder value. We have engaged an investment bank to advise us in this process. As a result of this process, we could determine to:

•
engage in one or more potential transactions, such as the sale of our company, a strategic partnership with one or more parties or the licensing, sale or divestiture of some of our assets or proprietary technologies; or

•	continue to operate our business in accordance with our existing business strategy.
Pending any decision to change strategic direction, we are continuing our research and development activities in accordance with our existing business strategy while managing our cash position. We cannot provide any commitment regarding when or if this strategic review process will result in any type of transaction and no assurance can be given that we will determine to pursue a potential sale, strategic partnership or licensing arrangement.
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
Our Product Candidates
EBI-031 – a Novel Inhibitor of the Cytokine IL-6
Our most advanced product candidate, which is still in preclinical development, is EBI-031. We designed and engineered EBI-031using our AMP-Rx platform to block two forms of IL-6: free IL-6 and IL-6 bound to soluble IL-6 receptor, or IL-6R. We believe the ability of EBI-031 to block these two forms of IL-6 will result in more effective inhibition of IL-6 activity compared to other antibodies that block only one of these two forms of IL-6. We are developing EBI-031 as an intravitreal injection for DME and uveitis.
Diabetic Macular Edema
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
While the pathogenesis of DME is not completely understood, there is evidence that the blood vessel leakage, or vascular leak, associated with DME involves components of both angiogenesis, the physiological process through which new blood vessels form from pre-existing blood vessels, and inflammation. VEGF is likely a primary mediator of the “angiogenic” vascular leak as VEGF levels are significantly elevated in DME patients, and the disease is often successfully treated by VEGF blockade. There is also evidence that inflammation is a significant driver of DME as leukocyte infiltration, the abnormal intravascular aggregation and clumping of white blood cells, was observed in animal models and human subjects, and corticosteroids successfully reduce edema in many cases.
Several lines of evidence suggest that IL-6 is a key mediator of both VEGF-mediated and inflammatory vascular leak in DME, through either direct or indirect effects on the internal lining of blood vessels. First, IL-6 is significantly upregulated in the eyes of patients with DME and diabetic retinopathy and its concentration correlates with disease severity. Second, IL-6 promotes leukocyte infiltration in animal models by directly upregulating intercellular adhesion molecule 1, or ICAM-1, and monocyte chemotactic protein 1, or MCP-1, known pathways involved in inflamation. Third, IL-6 blockade reduces cystoid macular edema, an inflammatory edema in patients with uveitis that is often refractory to anti-VEGF therapy. Fourth, IL-6 directly upregulates VEGF in vitro and in vivo and blocking IL-6 signaling with tocilizumab, an anti-IL-6 receptor antibody, in rheumatoid arthritis patients reduces circulating VEGF levels to baseline. Fifth, systemic IL-6 blockade is efficacious in animal models of retinal inflammation and angiogenesis.
The figure below depicts the mechanisms by which IL-6 may play a central role in both directly and indirectly driving the macular edema associated with inflammatory eye diseases such as DME and uveitis.  In diabetes, elevated glucose levels serve as a signal which results in the increased production of pro-inflammatory molecules, including  IL-6.  As described above, increased local and systemic levels of  IL-6  can result in an increase in the levels of VEGF, which directly drives vascular leak by signaling through the VEGFR-2 receptor leading to macular edema, as is shown on the left side of the figure.  The right side of the figure shows the pro-inflammatory activity of IL-6 and the potential effect on vascular leak, both through the direct mechanism of recruiting inflammatory cells that can destabilize vessel walls leading to edema, as well as destabilizing vessel walls by increasing the activity of a molecule known as angiopoeitin-2, or Ang 2, which antagonizes the receptor Tie-2's signaling through the stabilizing molecule angiopoeitin-1, or Ang 1.

Uveitis
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
Preclinical Studies
The graphs below illustrate the blocking of IL-6 signaling in an in vitro cell-based assay by increasing concentrations of EBI-031 that blocked IL-6 and of a reference anti-IL-6R antibody, tocilizumab, that it also blocked IL-6 signaling. In contrast, tocilizumab blocked signaling of free IL-6 (referred to as cis-signaling, left panel) but did not block signaling of IL-6 bound to soluble IL-6R (referred to as trans signaling, right panel).

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
The figure below presents the reduction in angiogenic area observed at day 22 in rats treated with vehicle, goat anti-VEGF antibody and goat anti-IL-6 antibody. The difference in angiogenic area between rats treated with goat anti-VEGF antibody and vehicle was statistically significant (p=0.0003). The difference in angiogenic area between rats treated with the goat anti-IL-6 antibody and vehicle also was statistically significant (p=0.0005). As the CNV model is a model for inflammation, we believe that this model suggests IL-6 inhibition may reduce the inflammation associated with DME.
We believe that a significant shortcoming of current treatments of DME is the need for frequent injections of the therapeutic agent, typically anti-VEGF therapy, into the eye. We compared the half-life of EBI-031 to aflibercept, marketed under the trademark Eylea, and tocilizumab, marketed under the trademark Actemra, in a standard rabbit model of pharmacokinetics of intravitreal agents. Aflibercept is an anti-VEGF agent approved for the treatment of DME. Anti-VEGF therapies are the standard of care for the treatment of DME.
The table below shows that EBI-031 remained in the vitreous, the gel-filled center of the eye, nearly twice as long as aflibercept and twice as long as tocilizumab. We believe that the longer half-life, or T 1/2, of EBI-031 in the vitreous compared to aflibercept may lead to less frequent injections of EBI-031 than current treatment regimens with aflibercept.

Agent	T 1/2 (days)
EBI-031	10
aflibercept	6
tocilizumab	5
We have also demonstrated the half-life of EBI-031 in the vitreous in a non-human primate study to be approximately 5 days. This compares with historical studies which demonstrated vitreous half-life of anti-VEGF agents to be approximately 2-4 days.
We have also engineered EBI-031 to be cleared more rapidly from systemic circulation than most antibodies approved for systemic administration in humans. We believe that more rapid clearance from the systemic circulation of an antibody that transits from the eye lowers systemic exposure, which could reduce the risk of side-effects.
Our Other Product Candidate
In addition to EBI-031, we have another proprietary product candidate in early preclinical development which is designed to block VEGF. We are developing this product candidate as an intravitreal injection for the treatment of certain retinal diseases, such as wet AMD.  We have engineered a series of recombinant VEGF blockers in a manner that we believe could result in longer intravitreal retention.  We are initiating animal studies to evaluate the pharmacology of these candidate VEGF blockers.

We believe there is substantial unmet medical need to reduce the frequency of intravitreal injections of VEGF inhibitors in the treatment of wet AMD, DME, and other posterior eye vascular disorders. Currently, treatments for wet AMD frequently require monthly intravitreal administration, and even when administered as needed, a patient may require an average of seven to eight injections per year. Our goal is to develop a long-acting VEGF pathway blocker that requires four or fewer intravitreal injections per year once the required initial doses are given to address the disease.
In part leveraging the increasing understanding of the long intravitreal half-life of EBI-031 in rabbit studies, we believe we can utilize similar approaches to create long-lasting VEGF pathway blockers.
In addition to this product candidate and EBI-031, we are continuing to apply our AMP-Rx platform to generate new product candidates.
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
As of March 15, 2016, we owned or exclusively in-licensed a total of 14 families of patent applications. As of March 15, 2016, our patent portfolio includes the following patents and applications that we own or, where noted below, license:

•	a Patent Cooperation Treaty, or PCT, patent application covering the IL-6 antibody EBI-031, which, if granted, is expected to expire in 2035;

•	a United States provisional application covering the IL-6 antibody EBI-031 formulation, which, if converted to a nonprovisional application and if granted, is expected to expire in 2036;

•	a United States, a New Zealand, and a South Africa composition-of-matter patent covering isunakinra which expires in 2031;

•
composition-of-matter patent applications covering isunakinra in Australia, Brazil, Canada, China, Europe, Hong Kong, India, Israel, Japan, Korea, Mexico, Russia, Singapore, and Taiwan, which, if granted, are expected to expire in 2031;

•
patent applications covering the formulation of isunakinra filed in the United States, Australia, Brazil, Canada, China, Europe, India, Japan, Mexico, New Zealand, Russia, Singapore, and South Africa, which, if granted, are expected to expire in 2034;

•
patent applications covering methods of manufacturing isunakinra filed in the United States, Australia, Brazil, Canada, China, Europe, Hong Kong, India, Japan, Russia and Singapore, which, if granted are expected to expire in 2032;

•
a European patent and pending applications licensed from The Schepens Eye Research Institute, Inc., or Schepens, pursuant to a license that terminates effective April 12, 2016; the Schepens applications are pending in the United States, Australia, Canada and Japan, and, if granted, are expected to expire in 2030; the Schepens applications cover the use of IL-1 inhibitors to treat certain ocular diseases;

•
patent applications covering IL-6 antibody EBI-029, a precursor of EBI-031, filed in the United States, Australia, Brazil, Canada, China, Europe, Hong Kong, India, Israel, Japan, Korean, Mexico, New Zealand, Russia, Singapore, and South Africa, which, if granted, are expected to expire in 2033; and

•	a PCT patent application covering methods and compositions for increasing the retention of therapeutic agents in the eye which, if granted, is expected to expire in 2035.
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
Similar provisions are available in the European Union and certain other foreign jurisdictions to extend the term of a patent that covers an approved drug. In the future, if and when our product candidates, including EBI-031, receive approval by the FDA or foreign regulatory authorities, we expect to apply for patent term extensions on issued patents covering those products, depending upon the length of the clinical trials for each drug and other factors. The expiration dates referred to above are without regard to potential patent term extension or other market exclusivity that may be available to us.
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
Collaboration and License Agreement with ThromboGenics, N.V.
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

Research and Development Obligations. The initial research term is for a specified number of months from the date we entered into the agreement, but may be extended on mutual agreement. The research is conducted in accordance with a mutually agreed plan and budget. We are responsible for specified non-clinical activities during the research term. ThromboGenics is responsible for all development, manufacturing and commercialization activities with respect to the collaboration products. ThromboGenics is obligated to use commercially reasonable efforts to research, develop and obtain all necessary regulatory approvals for the collaboration products and, upon receipt of the applicable marketing approval, to commercialize the collaboration products. The initial research term concluded in November 2015. However the parties have agreed to continue the existing Collaboration and License Agreement to provide us the time required to complete additional research activities for no additional consideration. We expect the relevant data to become available in the second quarter of 2016. To date, no collaboration products have been identified.
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
Manufacturing
We do not currently own or operate manufacturing facilities for the production of clinical quantities of EBI-031 or any other of our product candidates. We currently rely, and expect to continue to rely, on third parties for the manufacture of EBI-031 and our other product candidates. We have personnel with the experience to manage the third-party contract manufacturers producing EBI-031 and other products that we may develop in the future. The process for manufacturing EBI-031 has two main stages: drug substance manufacturing and drug product manufacturing, which results in our finished drug product. We currently engage a single third-party manufacturer to provide drug substance of EBI-031 and a second single third-party manufacturer to provide drug product of EBI-031. We obtain these supplies and services on a purchase order basis. The drug substance manufacturing process utilizes a well-established expression system for recombinant protein therapeutics and includes downstream purification steps using readily available materials. The drug product manufacturing process utilizes our proprietary formulation, is conducted with materials that have been utilized in other approved ophthalmic products, and is configured in a single-use glass vial that has also been used for other intravitreal ocular therapeutic products. The manufacturing process and drug product formulation are proprietary to us and were transferred to third-party vendors for the execution of manufacturing.
Commercialization

In light of our stage of development, we have not yet established a commercial organization or distribution capabilities. We generally expect to retain commercial rights in the United States for our product candidates for which we may receive marketing approvals and which we believe we can commercialize through a focused, specialty sales force. We expect to utilize a variety of types of collaboration, distribution and other marketing arrangements with one or more third parties to commercialize EBI-031 and any other products that we develop in markets outside the United States.
We hold worldwide commercialization rights to EBI-031. We believe that specialists in the United States who treat most of DME patients are sufficiently concentrated that if EBI-031 receives marketing approval in the United States we could effectively promote EBI-031 to these specialists with a specialty sales and marketing group. Therefore, we may decide to build our own focused, specialty sales force in order to commercialize EBI-031 in the United States. We intend to enter into strategic collaborations for the development and commercialization of EBI-031 outside of the United States.
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
Government Regulation and Product Approvals
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
Review and Licensure of Biologics in the United States

In the United States, the FDA regulates biological products, or biologics, under the Public Health Service Act, or PHSA, and the Federal Food, Drug, and Cosmetic Act, or FDCA, and regulations and guidances implementing these laws. The failure to comply with the PHSA, FDCA and other applicable U.S. requirements at any time during the product development process, approval process or after approval may subject an applicant and/or sponsor to a variety of administrative or judicial sanctions, including refusal by the FDA to approve pending applications, withdrawal of an approval, imposition of a clinical hold, issuance of warning letters and other types of letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement of profits, or civil or criminal investigations and penalties brought by the FDA and the Department of Justice, or DOJ, or other federal and state governmental entities.
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

•	satisfactory completion of FDA audits of clinical trial sites to assure compliance with GCPs and the integrity of the clinical data;

•	payment of user fees and securing FDA approval of the BLA and licensure of the new biologic product; and

•	compliance with any post-approval requirements, including the potential requirement to implement a risk evaluation and mitigation strategy, or REMS, and any post-approval studies required by the FDA.
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
An IND is an exemption from the FDCA that allows an unapproved product candidate to be shipped in interstate commerce for use in an investigational clinical trial and a request for FDA authorization to administer an investigational drug to humans. Such authorization must be secured prior to interstate shipment and administration of any new biologic that is not the subject of an approved BLA. An IND automatically becomes effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions related to one or more proposed clinical trials and places the trial on clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. As a result, submission of an IND may not result in the FDA allowing clinical trials to commence.
In addition to the foregoing requirements, an IRB representing each institution participating in the clinical trial must review and approve the plan for any clinical trial before it commences at that institution, and the IRB must conduct continuing review and reapprove the study at least annually. The IRB must review and approve, among other things, the study protocol and informed consent information to be provided to study subjects. An IRB must operate in compliance with the FDA regulations. Information about certain clinical trials must be submitted within specific timeframes to the National Institute of Health for public dissemination on their ClinicalTrials.gov website. These requirements are subject to specific timelines and apply to most controlled clinical trials of FDA-regulated products.
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

Post-approval studies may also be conducted after initial marketing approval. These studies are used to gain additional experience from the treatment of patients in the intended therapeutic indication. Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and more frequently if serious adverse events occur. In addition, IND safety reports must be submitted to the FDA for any of the following: serious and unexpected suspected adverse reactions; findings from other studies or animal or in vitro testing that suggest a significant risk in humans exposed to the biologic; and any clinically important increase in the case of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, or at all. Furthermore, the FDA or the sponsor or the data monitoring committee may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution, or an institution it represents, if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the biologic has been associated with unexpected serious harm to patients. The FDA will typically inspect one or more clinical sites to assure compliance with GCP and the integrity of the clinical data submitted in a BLA.
Submission of a BLA to the FDA
Assuming successful completion of required clinical testing and other requirements, the results of the preclinical and clinical studies, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of a BLA requesting licensure of the biologic product for one or more indications. Under federal law, the submission of most BLAs is additionally subject to an application user fee, currently exceeding $2.3 million, and the sponsor of an approved BLA is also subject to annual product and establishment user fees, currently exceeding $114,000 per product and $585,000 per establishment. These fees are typically increased annually. Certain exceptions and waivers are available for some of these fees, such as an exception from the application fee for biologics with orphan designation and a waiver for certain small businesses, and an exception from the establishment fee when the establishment does not engage in manufacturing during a particular fiscal year.
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
The FDA may withdraw the license for a biologic if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with the manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:

•	restrictions on the marketing or manufacturing of the product, suspension of the approval, or complete withdrawal of the product from the market or product recalls;

•	fines, warning letters or holds on post-approval clinical trials;

•	refusal of the FDA to approve pending BLAs or supplements to approved BLAs, or suspension or revocation of product license approvals;

•	product seizure or detention, or refusal to permit the import or export of products; or

•	injunctions or the imposition of civil or criminal penalties.
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
Biosimilars and Exclusivity
The 2010 Patient Protection and Affordable Care Act, which was signed into law on March 23, 2010, included a subtitle called the Biologics Price Competition and Innovation Act of 2009, or BPCIA. That Act established a regulatory scheme authorizing the FDA to approve biosimilars and interchangeable biosimilars. To date, one biosimilar product has been approved by the FDA for use in the United States. No interchangeable biosimilars have been licensed under the BPCIA. The FDA has issued several draft guidance documents outlining an approach to review and approval of biosimilars. Additional guidances are expected to be finalized by FDA in the near term.
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
Orphan Drug Designation and Exclusivity
Under the Orphan Drug Act, the FDA may designate a biologic product as an “orphan drug” if it is intended to treat a rare disease or condition (generally meaning that it affects fewer than 200,000 individuals in the United States, or more in cases in which there is no reasonable expectation that the cost of developing and making a biologic product available in the United States for treatment of the disease or condition will be recovered from sales of the product). A company must request orphan product designation before submitting a BLA. If the request is granted, the FDA will disclose the identity of the therapeutic agent and its potential use. Orphan product designation does not shorten the PDUFA goal dates for the regulatory review and approval process, although it does convey certain advantages such as tax benefits and exemption from the PDUFA application fee.
If a product with orphan designation receives the first FDA approval for the disease or condition for which it has such designation or for a select indication or use within the rare disease or condition for which it was designated, the product will be entitled to orphan product exclusivity. Orphan product exclusivity means that the FDA may not approve another sponsor's marketing application for the same product for the same indication for seven years, except in certain limited circumstances. Competitors may receive approval of different products for the indication for which the orphan product has exclusivity and may obtain approval for the same product but for a different indication. If a product designated as an orphan product ultimately receives marketing approval for an indication broader than what was designated in its orphan product application, it may not be entitled to exclusivity.
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
Pediatric exclusivity is an additional type of non-patent exclusivity in the United States and, if granted, provides for the attachment of an additional six months of marketing protection to the term of any existing regulatory exclusivity, including the non-patent and orphan product exclusivity. This six-month exclusivity may be granted if a BLA sponsor submits pediatric data that fairly respond to a written request from the FDA for such data. The data do not need to show the product to be effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to the FDA’s request, the additional protection is granted. If reports of requested pediatric studies are submitted to and accepted by the FDA within the statutory time limits, whatever statutory or regulatory periods of exclusivity or patent protection cover the product are extended by six months. This is not a patent term extension, but it effectively extends the regulatory period during which the FDA cannot accept or approve a biosimilar application.
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
Clinical Trial Approval in the European Union
Pursuant to the currently applicable Clinical Trials Directive 2001/20/EC and the Directive 2005/28/EC on Good Clinical Practice, or GCP, an applicant must obtain approval from the competent national authority of the EU Member State in which the clinical trial is to be conducted. If the clinical trial is conducted in different EU Member States, the competent authorities in each of these EU Member States must provide their approval for the conduct of the clinical trial. Furthermore, the applicant may only start a clinical trial at a specific study site after the competent ethics committee has issued a favorable opinion.
In April 2014, the EU adopted a new Clinical Trials Regulation (EU) No 536/2014, which is set to replace the current Clinical Trials Directive 2001/20/EC. The new Clinical Trials Regulation will be directly applicable to and binding in all 28 EU Member States without the need for any national implementing legislation. The new Clinical Trials Regulation (EU) No 536/2014 will become applicable no earlier than May 28, 2016. It will overhaul the current system of approvals for clinical trials in the EU. Specifically, the new legislation aims at simplifying and streamlining the approval of clinical trials in the EU. Under the new coordinated procedure for the approval of clinical trials, the sponsor of a clinical trial will be required to submit a single application for approval of a clinical trial to a reporting EU Member State (RMS) through an EU Portal. The submission procedure will be the same irrespective of whether the clinical trial is to be conducted in a single EU Member State or in more than one EU Member State. The Clinical Trials Regulation also aims to streamline and simplify the rules on safety reporting for clinical trials.
Marketing Authorization in the European Union
Pursuant to the European Clinical Trials Directive, a system for the approval of clinical trials in the European Union has been implemented through national legislation of the member states. Under this system, an applicant must obtain approval from the competent national authority of a European Union member state in which the clinical trial is to be conducted. Furthermore, the applicant may only start a clinical trial after a competent ethics committee has issued a favorable opinion. Clinical trial application must be accompanied by an investigational medicinal product dossier with supporting information prescribed by the European Clinical Trials Directive and corresponding national laws of the member states and further detailed in applicable guidance documents.
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
Orphan Drug Designation and Exclusivity in the European Union
Regulation (EC) No 141/2000 and Regulation (EC) No. 847/2000 provide that a product can be designated as an orphan medicinal product by the European Commission if its sponsor can establish that the product is intended for the diagnosis, prevention or treatment of: (1) a life-threatening or chronically debilitating condition affecting not more than five in ten thousand persons in the EU when the application is made, or (2) a life-threatening, seriously debilitating or serious and chronic condition in the EU and that without incentives the medicinal product is unlikely to be developed. For either of these conditions, the applicant must demonstrate that there exists no satisfactory method of diagnosis, prevention or treatment of the condition in question that has been authorized in the EU or, if such method exists, the medicinal product will be of significant benefit to those affected by that condition.
Once authorized, orphan medicinal products are entitled to ten years of market exclusivity in all EU Member States and, in addition, a range of other benefits during the development and regulatory review process, including scientific assistance for study protocols, authorization through the centralized marketing authorization procedure covering all member countries and a reduction or elimination of registration and marketing authorization fees. However, marketing authorization may be granted to a similar medicinal product with the same orphan indication during the ten year period with the consent of the marketing authorization holder for the original orphan medicinal product or if the manufacturer of the original orphan medicinal product is unable to supply sufficient quantities. Marketing authorization may also be granted to a similar medicinal product with the same orphan indication if the product is safer, more effective or otherwise clinically superior to the original orphan medicinal product. The period of market exclusivity may, in addition, be reduced to six years if it can be demonstrated on the basis of available evidence that the original orphan medicinal product is sufficiently profitable not to justify maintenance of market exclusivity.
Pharmaceutical Coverage, Pricing and Reimbursement
In the United States and markets in other countries, patients who are prescribed treatments for their conditions and providers performing the prescribed services generally rely on third-party payors to reimburse all or part of the associated healthcare costs. Significant uncertainty exists as to the coverage and reimbursement status of products approved by the FDA and other government authorities. Thus, even if a product candidate is approved, sales of the product will depend, in part, on the extent to which third-party payors, including government health programs in the United States such as Medicare and Medicaid, commercial health insurers and managed care organizations, provide coverage, and establish adequate reimbursement levels for, the product. The process for determining whether a payor will provide coverage for a product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the product once coverage is approved. Third-party payors are increasingly challenging the prices charged, examining the medical necessity, and reviewing the cost-effectiveness of medical products and services and imposing controls to manage costs. Third-party payors may limit coverage to specific products on an approved list, also known as a formulary, which might not include all of the approved products for a particular indication.
In order to secure coverage and reimbursement for any product that might be approved for sale, a company may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of the product, in addition to the costs required to obtain FDA or other comparable marketing approvals. Nonetheless, product candidates may not be considered medically necessary or cost effective. A decision by a third-party payor not to cover a product candidate could reduce physician utilization once the product is approved and have a material adverse effect on sales, results of operations and financial condition. Additionally, a payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. Further, one payor’s determination to provide coverage for a drug product does not assure that other payors will also provide coverage and reimbursement for the product, and the level of coverage and reimbursement can differ significantly from payor to payor.
The containment of healthcare costs also has become a priority of federal, state and foreign governments and the prices of drugs have been a focus in this effort. Governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit a company’s revenue generated from the sale of any approved products. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which a company or its collaborators receive marketing approval, less favorable coverage policies and reimbursement rates may be implemented in the future.
Outside the United States, ensuring adequate coverage and payment for a product also involves challenges. Pricing of prescription pharmaceuticals is subject to governmental control in many countries. Pricing negotiations with governmental authorities can extend well beyond the receipt of regulatory marketing approval for a product and may require a clinical trial that compares the cost effectiveness of a product to other available therapies. The conduct of such a clinical trial could be expensive and result in delays in commercialization.
In the European Union, pricing and reimbursement schemes vary widely from country to country. Some countries provide that products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies that compare the cost-effectiveness of a particular drug candidate to currently available therapies or so called health technology assessments, in order to obtain reimbursement or pricing approval. For example, the European Union provides options for its member states to restrict the range of products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. European Union member states may approve a specific price for a product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the product on the market. Other member states allow companies to fix their own prices for products, but monitor and control prescription volumes and issue guidance to physicians to limit prescriptions. Recently, many countries in the European Union have increased the amount of discounts required on pharmaceuticals and these efforts could continue as countries attempt to manage healthcare expenditures, especially in light of the severe fiscal and debt crises experienced by many countries in the European Union. The downward pressure on health care costs in general, particularly prescription drugs, has become intense. As a result, increasingly high barriers are being erected to the entry of new products. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various European Union member states, and parallel trade, i.e., arbitrage between low-priced and high-priced member states, can further reduce prices. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any products, if approved in those countries.
Healthcare Reform
A primary trend in the United States healthcare industry and elsewhere is cost containment. There have been a number of federal and state proposals during the last few years regarding the pricing of pharmaceutical and biopharmaceutical products, limiting coverage and reimbursement for drugs and other medical products, government control and other changes to the healthcare system in the United States.
By way of example, the United States and state governments continue to propose and pass legislation designed to reduce the cost of healthcare. In March 2010, the United States Congress enacted the Affordable Care Act, which, among other things, includes changes to the coverage and payment for products under government health care programs. Among the provisions of the Affordable Care Act of importance to potential drug candidates are:

•
an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs, although this fee would not apply to sales of certain products approved exclusively for orphan indications;

•
expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to certain individuals with income at or below 133% of the federal poverty level, thereby potentially increasing a manufacturer’s Medicaid rebate liability;

•
expanded manufacturers’ rebate liability under the Medicaid Drug Rebate Program by increasing the minimum rebate for both branded and generic drugs and revising the definition of “average manufacturer price,” or AMP, for calculating and reporting Medicaid drug rebates on outpatient prescription drug prices and extending rebate liability to prescriptions for individuals enrolled in Medicare Advantage plans;

•	addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected;

•	expanded the types of entities eligible for the 340B drug discount program;

•
established the Medicare Part D coverage gap discount program by requiring manufacturers to provide a 50% point-of-sale-discount off the negotiated price of applicable brand drugs to eligible beneficiaries during their coverage gap period as a condition for the manufacturers’ outpatient drugs to be covered under Medicare Part D;

•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research;

•
the Independent Payment Advisory Board, or IPAB, which has authority to recommend certain changes to the Medicare program to reduce expenditures by the program that could result in reduced payments for prescription drugs. However, the IPAB implementation has been not been clearly defined. PPACA provided that under certain circumstances, IPAB recommendations will become law unless Congress enacts legislation that will achieve the same or greater Medicare cost savings; and

•
established the Center for Medicare and Medicaid Innovation within CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending. Funding has been allocated to support the mission of the Center for Medicare and Medicaid Innovation from 2011 to 2019.

Other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. For example, in August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2012 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2024 unless additional Congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.
Healthcare Law and Regulation
Healthcare providers and third-party payors play a primary role in the recommendation and prescription of products that are granted marketing approval. Arrangements with providers, consultants, third-party payors and customers are subject to broadly applicable fraud and abuse, anti-kickback, false claims laws, reporting of payments to physicians and teaching physicians and patient privacy laws and regulations and other healthcare laws and regulations that may constrain business and/or financial arrangements. Restrictions under applicable federal and state healthcare laws and regulations, include the following:

•
the federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, paying, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare and Medicaid;

•
the federal civil and criminal false claims laws, including the civil False Claims Act, and civil monetary penalties laws, which prohibit individuals or entities from among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false, ficticious or fraudulent or knowingly making, using or causing to made or used a false record or statement to avoid, decrease or conceal an obligation to pay money to the federal government;

•
the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created additional federal criminal laws that prohibit, among other things, knowingly and willfully for executing, or attempting to execute, a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act and their respective implementing regulations, including the Final Omnibus Rule published in January 2013, which impose obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

•
the federal false statements statute, which prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services;

•
the federal transparency requirements known as the federal Physician Payments Sunshine Act, under the Patient Protection and Affordable Care Act, as amended by the Health Care Education Reconciliation Act, or the Affordable Care Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies to report annually to the Centers for Medicare & Medicaid Services, or CMS, within the United States Department of Health and Human Services, information related to payments and other transfers of value made by that entity to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; and

•
analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to healthcare items or services that are reimbursed by non-governmental third-party payors, including private insurers.

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

Employees
At December 31, 2015, we had 19 full-time employees and one part-time employee, including a total of 12 with M.D. or Ph.D. degrees. Of these employees, 13 employees are engaged in research and development activities and seven employees are engaged in finance, business development, legal, human resources, facilities and general management. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relations with our employees to be good.
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
Since inception, we have incurred significant operating losses. Our net loss was $33.5 million for the year ended December 31, 2015, $34.2 million for the year ended December 31, 2014 and $18.0 million for the year ended December 31, 2013. As of December 31, 2015, we had an accumulated deficit of $125.2 million. To date, we have financed our operations primarily through private placements of our common stock and preferred stock and convertible bridge notes, venture debt borrowings and our initial public offering, or IPO, sales effected in an "at the market" offering through our agent, Cowen and Company, LLC, and, to a lesser extent, from a collaboration. All of our revenue to date has been collaboration revenue, which we first began to generate in 2013. We have devoted substantially all of our financial resources and efforts to research and development activities. We are still in the early stages of development of our product candidates, and we have not completed development of any drugs. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year.
We anticipate that we will continue to incur substantial expenses in connection with the advancement of our preclinical product candidate, EBI-031, including the expenses associated with our planned submission of an investigational new drug application, or IND, for EBI-031 for the treatment of diabetic macular edema, or DME, in the first half of 2016 and our planned initiation of clinical trials of EBI-031 for the treatment of DME.
We will also incur substantial expenses if and as we:

•	pursue the development of EBI-031 for additional indications, such as uveitis, or for use in other patient populations or, if it is approved, seek to broaden the label for EBI-031;

•	continue the research and development of our other preclinical product candidates;

•	seek to discover and develop additional product candidates;

•	in-license or acquire the rights to other products, product candidates or technologies for the treatment of ophthalmic diseases;

•	seek marketing approvals for any product candidates that successfully complete clinical trials;

•	establish sales, marketing and distribution capabilities and scale up and validate external manufacturing capabilities to commercialize any products for which we may obtain marketing approval;

•	maintain, expand and protect our intellectual property portfolio;

•	hire additional clinical, quality control, scientific and management personnel;

•
expand our operational, financial and management systems and personnel, including personnel to support our clinical development, manufacturing and planned future commercialization efforts and our operations as a public company; and

•	increase our insurance coverage as we commence clinical trials and potentially commercialize EBI-031.
Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. Our expenses will increase substantially if:

•	we are required by the United States Food and Drug Administration, or FDA, or the European Medicine Agency, or EMA, to perform studies in addition to those currently expected; or

•	if there are any delays in enrollment of patients in, or completing our clinical trials or the development of EBI-031 or any other product candidates that we may develop.
Our ability to become and remain profitable depends on our ability to generate revenue. We do not expect to generate significant revenue unless and until we obtain marketing approval for, and commercialize, EBI-031. This will require us to be successful in a range of challenging activities, including:

•	submitting an IND and commencing clinical development for EBI-031;

•	completing clinical development of EBI-031 in patients with DME, uveitis, or other indications;

•	subject to obtaining favorable results from clinical trials, applying for and obtaining marketing approvals for EBI-031;

•	establishing sales, marketing and distribution capabilities, either ourselves or through collaboration or other arrangements with third parties, to effectively market and sell EBI-031;

•	achieving an adequate level of market acceptance of EBI-031;

•	protecting our rights to our intellectual property portfolio related to EBI-031; and

•	ensuring the manufacture of commercial quantities of EBI-031.
We are only in the preliminary stages of most of these activities. We may never succeed in these activities and, even if we do, may never generate revenues that are significant enough to achieve profitability.
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
We expect to devote substantial financial resources to our ongoing and planned activities, particularly initiating and completing clinical development of EBI-031 for the treatment of DME, uveitis or other indications and, if successful, seeking marketing approval for EBI-031. We also expect to devote additional financial resources to functions associated with operating as a public company. We also may devote additional financial resources to conducting research and development, if we determine to proceed into clinical development, initiating clinical trials of, and seeking regulatory approval for, our other product candidates. In addition, if we obtain regulatory approval for any of our product candidates, we would need to devote substantial financial resources to commercialization efforts, including product manufacturing, marketing, sales and distribution. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.
Our future capital requirements will depend on many factors, including:

•	the progress, costs and outcome of clinical development of EBI-031 for the treatment of DME and uveitis;

•	the costs and timing of process development and manufacturing scale up and validation activities associated with EBI-031;

•	the costs, timing and outcome of regulatory review of EBI-031 in the United States, the European Union and in other jurisdictions;

•
the costs and timing of commercialization activities for EBI-031 if we receive, or expect to receive, marketing approval, including the costs and timing of establishing product sales, marketing, distribution and outsourced manufacturing capabilities;

•	subject to receipt of marketing approval, the amount of revenue received from commercial sales of EBI-031;

•	the progress, costs and outcome of developing EBI-031 for the treatment of additional indications or for use in other patient populations;

•	our ability to establish collaborations on favorable terms, if at all, particularly manufacturing, marketing and distribution arrangements for our product candidates;

•	the scope, progress, results and costs of preclinical development, laboratory testing and, if we determine to proceed into clinical development, clinical trials of our other product candidates;

•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims; and

•	the extent to which we in-license or acquire rights to other products, product candidates or technologies for the treatment of ophthalmic diseases.

As of December 31, 2015, we had cash and cash equivalents of $36.1 million. In March 2016, we prepaid all outstanding amounts and fees under a loan and security agreement with Silicon Valley Bank, in an amount equal to approximately $14.9 million. We believe that our current cash and cash equivalents will be sufficient to fund our operating expenses into the fourth quarter of 2016. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. We are planning to spend significant funds to advance our preclinical development of EBI-031, including costs associated with the submission of an IND and the initiation of clinical trials of EBI-031 for the treatment of DME. At this time we cannot reasonably estimate the remaining costs necessary to complete clinical development to evaluate the safety and efficacy of EBI-031 for the treatment of DME, uveitis or any other indication or to complete the development of any other product candidate.
Identifying potential product candidates and conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain regulatory approval and achieve product sales. Our commercial revenues, if any, will be derived from sales of EBI-031 or any other products that we successfully develop, none of which we expect to be commercially available for many years, if at all. In addition, if approved, EBI-031 or any other product candidate that we develop or any product that we in-license may not achieve commercial success. Accordingly, we will need to obtain substantial additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans.
Our independent registered public accounting firm has included an explanatory paragraph relating to our ability to continue as a going concern in its report on our audited financial statements included in this
Annual Report on Form 10-K.
Our report from our independent registered public accounting firm for the year ended December 31, 2015 includes an explanatory paragraph stating that our losses from operations and required additional funding to finance our operations raise substantial doubt about our ability to continue as a going concern. If we are unable to obtain sufficient funding, our business, prospects, financial condition and results of operations will be materially and adversely affected and we may be unable to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our audited financial statements, and it is likely that investors will lose all or a part of their investment. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms or at all.
Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.
Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, government or other third-party funding, collaborations, strategic alliances, licensing arrangements and marketing and distribution arrangements. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders’ ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights as holders of our common stock. For example, in December 2014, we issued and sold in a private placement an aggregate of 1,743,680 shares of our common stock, plus warrants to purchase a total of 871,840 additional shares of common stock, which resulted in dilution to our existing stockholders. Additionally, since April 2015, we have issued and sold 1,446,781 shares of our common stock in "at the market" offerings, which resulted in dilution to our existing stockholders.
Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Our pledge of specified assets as collateral to secure our obligations under our existing loan and security agreement with Silicon Valley Bank may limit our ability to obtain additional debt financing.
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
We are an early-stage company. We were incorporated and commenced active operations in early 2008, and our operations to date have been limited to organizing and staffing our company, acquiring rights to intellectual property, business planning, raising capital, developing our technology, identifying potential product candidates, undertaking preclinical studies and conducting clinical trials. All of our product candidates which we are currently pursuing are still in preclinical development. We have not yet demonstrated our ability to successfully complete clinical development of any product candidate, obtain marketing approvals, manufacture at commercial scale, or arrange for a third party to do so on our behalf, or conduct sales, marketing and distribution activities necessary for successful product commercialization. Consequently, any predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history.
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
We are considering alternatives to our current business strategy that could significantly impact our future operations and financial position.
We are in the process of reviewing a range of strategic alternatives that could result in potential changes to our current business strategy and future operations. As part of this process, we are reviewing alternatives with a goal of maximizing shareholder value. We have engaged an investment bank to advise us in this process. As a result of this process, we could determine to engage in one or more potential transactions, such as the sale of our company, a strategic partnership with one or more parties or the licensing, sale or divestiture of some of our assets or proprietary technologies, or to continue to operate our business in accordance with our existing business strategy. Pending any decision to change strategic direction, we are continuing our research and development activities in accordance with our existing business strategy while managing our cash position. We cannot provide any commitment regarding when or if this strategic review process will result in any type of transaction and no assurance can be given that we will determine to pursue a potential sale, strategic partnership or licensing arrangement. If we determine to pursue an alternative strategy or engage in a strategic transaction, our future business, prospects, financial position and operating results could be significantly different than those in historical periods or projected by our management. Because of the significant uncertainty regarding our future plans, we are not able to accurately predict the impact of a potential change in our existing business strategy.
Risks Related to the Discovery and Development of Our Product Candidates
We depend heavily on the success of EBI-031, our most advanced product candidate, which is still in preclinical development. If we are unable to successfully commence and complete our planned clinical program and obtain marketing approvals for EBI-031, or experience significant delays in doing so, or if after obtaining marketing approvals, we fail to commercialize EBI-031, our business will be materially harmed.
We are in the early stages of development of EBI-031. We plan to submit an IND for EBI-031 for the treatment of DME in the first half of 2016 to enable us to initiate clinical development of this product candidate.
The success of EBI-031 will depend on several factors, including the following:

•	submitting an IND and commencing clinical development for EBI-031;

•	completing clinical development of EBI-031 in patients with DME, uveitis or other indications;

•	subject to obtaining favorable results from clinical trials, applying for and obtaining marketing approvals for EBI-031;

•	establishing sales, marketing and distribution capabilities, either ourselves or through collaboration or other arrangements with third parties, to effectively market and sell EBI-031;

•
making arrangements with third-party manufacturers for commercial quantities of EBI-031 and receiving regulatory approval of our manufacturing processes and our third-party manufacturers’ facilities from applicable regulatory authorities;

•	acceptance of EBI-031, if and when approved, by patients, the medical community and third-party payors;

•	effectively competing with other therapies, including the existing standard of care;

•	maintaining a continued acceptable safety profile of EBI-031 following approval;

•	obtaining and maintaining coverage and adequate reimbursement from third-party payors;

•	obtaining and maintaining patent and trade secret protection and regulatory exclusivity; and

•	protecting our rights in our intellectual property portfolio related to EBI-031.
Successful development of EBI-031 for use in broader patient populations and our ability, if it is approved, to broaden the label for EBI-031 will depend on similar factors. If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize EBI-031, which would materially harm our business.
If clinical trials of EBI-031 or any other product candidate that we develop fail to demonstrate safety and efficacy to the satisfaction of the FDA, the EMA or other regulatory authorities or do not otherwise produce favorable results, we may incur additional costs or experience delays in completing, or ultimately be delayed or unable to complete, the development and commercialization of EBI-031 or any other product candidate.
Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, including EBI-031, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. For example, in May 2015, we announced top-line results from our Phase 3 clinical trial of our product candidate isunakinra in patients with moderate to severe dry eye disease. In this trial, there was no statistically significant difference between the isunakinra treated group and the vehicle control group on the co-primary endpoints. In addition, there were no statistically significant differences between the isunakinra treated group and the vehicle treated group on any secondary endpoints. Additionally, in January 2016, we announced top-line results from our Phase 3 clinical trial of isunakinra in patients with severe allergic conjunctivitis. In this trial, there was no statistically significant difference between the isunakinra treated group and the vehicle control group on the primary endpoint of ocular itching or on any secondary endpoints.
We may not conduct clinical trials of EBI-031 in the United States until we submit an IND to the FDA. We plan to submit an IND for EBI-031 for the treatment of DME in the first half of 2016.
Our prior clinical development efforts of isunakinra for the treatment of patients with dry eye disease and allergic conjunctivitis were not successful. We expended significant resources to pursue development of this product candidate and may in the future expend our limited resources to pursue development of a particular product candidate or indication and fail to capitalize on product candidates or indications that have a greater likelihood of clinical success or commercial potential.
We previously invested a significant portion of our efforts and financial resources in the development of isunakinra for the treatment of patients with dry eye disease and allergic conjunctivitis. Notwithstanding this significant investment, based on the results from our completed Phase 3 clinical trials in dry eye disease and allergic conjunctivitis, we do not plan to pursue further development of isunakinra.
Because we have limited financial and managerial resources, we focus on research programs and product candidates that we identify for specific indications. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater likelihood of clinical success or commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on research and development programs and product candidates for specific indications may not yield any commercially viable products. In addition, if we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.
If we experience any of a number of possible unforeseen events in connection with our clinical trials, potential marketing approval or commercialization of our product candidates could be delayed or prevented.
We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize EBI-031 or any other product candidates that we may develop, including:

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
We may not be able to initiate or continue clinical trials for EBI-031 or our other product candidates that we may develop if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the United States. In addition, some of our competitors have ongoing clinical trials for product candidates that treat the same indications as EBI-031, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates.
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
If serious adverse or unacceptable side effects are identified during the development of EBI-031 or any other product candidates that we may develop, we may need to abandon or limit our development of EBI-031 or such other product candidates.
If EBI-031 or any of our other product candidates are associated with serious adverse events or undesirable side effects in clinical trials or have characteristics that are unexpected, we may need to abandon their development or limit development to more narrow uses or subpopulations in which the serious adverse events, undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. We have no clinical safety data on human exposure to EBI-031. Many compounds that initially showed promise in clinical or early stage testing for treating ophthalmic disease have later been found to cause side effects that prevented further development of the compound.
We may not be successful in our efforts to use our AMP-Rx platform to build a pipeline of product candidates.
A key element of our strategy has been to use our proprietary AMP-Rx platform to rationally design, engineer and generate a pipeline of novel protein therapies and progress these therapies through clinical development for the treatment of a variety of ophthalmic diseases. Our research and development efforts to date have resulted in a pipeline of additional product candidates directed at the treatment of ophthalmic diseases. All of the product candidates which we are currently pursuing are in early preclinical research and have not been tested in humans. These and any other potential product candidates that we identify may not be suitable for continued preclinical or clinical development, including as a result of being shown to have harmful side effects or other characteristics that indicate that they are unlikely to be products that will receive marketing approval and achieve market acceptance. If we do not successfully develop and commercialize our product candidates that we develop based upon our technological approach, we will not be able to obtain product revenues in future periods.
Risks Related to the Commercialization of Our Product Candidates
Even if EBI-031 or any other product candidate that we develop receives marketing approval, it may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success and the market opportunity for EBI-031 may be smaller than we estimate.
If EBI-031 or any other product candidate that we develop receives marketing approval, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. Current treatments that are used for DME and uveitis include blockers of a protein called vascular endothelial growth factor, or VEGF, and low cost, off-label use of corticosteroids. These treatments are well established in the medical community, and doctors may continue to rely on these treatments rather than EBI-031, if and when it is approved for marketing by the FDA. As a result, healthcare professionals and third-party payors may choose to rely on such products rather than EBI-031. If EBI-031 does not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable.
The degree of market acceptance of EBI-031 or any other product candidate that we may develop, if approved for commercial sale, will depend on a number of factors, including:

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
Our assessment of the potential market opportunity for EBI-031 is based on industry and market data that we obtained from industry publications and research, surveys and studies conducted by third parties. Industry publications and third-party research, surveys and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. If the actual market for EBI-031 is smaller than we expect, our product revenue may be limited and it may be more difficult for us to achieve or maintain profitability.
If we are unable to establish sales, marketing and distribution capabilities, we may not be successful in commercializing EBI-031 or any other product candidates that we may develop if and when they are approved.
We do not have a sales or marketing infrastructure and have no experience in the sale, marketing or distribution of therapeutic products. To achieve commercial success for any product for which we have obtained marketing approval, we will need to establish sales, marketing and distribution capabilities, either ourselves or through collaborations or other arrangements with third parties.
In the future, we plan to build a focused sales and marketing infrastructure to market or co-promote EBI-031 and possibly other product candidates that we develop in the United States, if and when they are approved. There are risks involved with establishing our own sales, marketing and distribution capabilities. For example, recruiting and training a sales force is expensive and time consuming and could delay any product launch. If the commercial launch of EBI-031 or any other product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.
Factors that may inhibit our efforts to commercialize EBI-031 or any other product candidates on our own include:

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
We expect to enter into arrangements with third parties to perform sales, marketing and distribution services in markets outside the United States. We may also enter into arrangements with third parties to perform these services in the United States if we do not establish our own sales, marketing and distribution capabilities in the United States or if we determine that such third-party arrangements are otherwise beneficial. Our product revenues and our profitability, if any, under any such third-party sales, marketing or distribution arrangements are likely to be lower than if we were to market, sell and distribute EBI-031 or any other product candidates that we may develop ourselves. In addition, we may not be successful in entering into arrangements with third parties to sell, market and distribute EBI-031 or any other product candidates or may be unable to do so on terms that are favorable to us. We likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market EBI-031 or our other product candidates effectively. If we do not establish sales, marketing and distribution capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing EBI-031 or any other product candidates that we may develop.
We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.
The development and commercialization of new drug products is highly competitive. We face competition with respect to EBI-031 and our other current product candidates, and will face competition with respect to any product candidates that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. There are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of products for the treatment of the disease indications for which we are developing our product candidates. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.
The current standard of care for DME includes anti-VEGF therapies and corticosteroids. Some patients with DME are effectively treated by the current standard of care therapies. Approved anti-VEGF therapies for treating DME include Lucentis (ranibizumab) and Eylea® (aflibercept). Off-label use of Avastin (bevacizumab) is also seen in DME. Approved corticosteroid therapies include Ozurdex (dexamethasone implant) and Iluvien (fluocinolone implant). Laser photocoagulation was historically the standard of care for treating DME, in particular for a subcategory of DME called clinically significant macular edema, and is still used to treat some DME patients. However, anti-VEGF therapy has been proven in clinical studies to have superior efficacy over laser photocoagulation.
New areas that are being investigated for pharmacologic treatment of DME include targets and pathways such as mammalian target of rapamycin, or mTOR, tie-2 activators, integrin antagonists, synthetic derivative of testosterone, intercellular adhesion molecule-1, or ICAM-1, matrix metalloproteinases, or MMPs, receptor for advance glycation products, or RAGE, renin-angiotensin system, bradykinin pathway inhibitors and others.
Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than EBI-031 or other product candidates that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market.
In addition, our ability to compete may be affected in many cases by insurers or other third-party payors, particularly Medicare, seeking to encourage the use of generic products. Generic products are currently being used for the indications that we are pursuing, and additional products are expected to become available on a generic basis over the coming years. If EBI-031 or any other product candidate that we may develop achieves marketing approval, we expect that it will be priced at a significant premium over competitive generic products.
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
Even if we are able to commercialize EBI-031 or any other product candidate that we may develop, the products may become subject to unfavorable pricing regulations, third-party coverage or reimbursement practices or healthcare reform initiatives, which could harm our business.
Our ability to commercialize EBI-031 or any other product candidates that we may develop successfully will depend, in part, on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government healthcare programs, private health insurers, managed care plans and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. Coverage and reimbursement may not be available for EBI-031 or any other product that we commercialize and, even if they are available, the level of reimbursement may not be satisfactory.
Inadequate reimbursement may adversely affect the demand for, or the price of, any product candidate for which we obtain marketing approval. Obtaining and maintaining adequate reimbursement for our products may be difficult. We may be required to conduct expensive pharmacoeconomic studies to justify coverage and reimbursement or the level of reimbursement relative to other therapies. If coverage and adequate reimbursement are not available or reimbursement is available only to limited levels, we may not be able to successfully commercialize EBI-031 or any other product candidate for which we obtain marketing approval.
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
We face an inherent risk of product liability exposure related to the use of EBI-031 and any other product candidates that we develop in human clinical trials and will face an even greater risk if we commercially sell any products that we develop. If we cannot successfully defend ourselves against claims that our product candidates or products caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

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
We currently hold $5.0 million in product liability insurance coverage in the aggregate, with a per incident limit of $5.0 million, which may not be adequate to cover all liabilities that we may incur. We will need to increase our insurance coverage as we expand our clinical trials. We will need to further increase our insurance coverage if we commence commercialization of EBI-031 or any other product candidate that receives marketing approval. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.
Risks Related to Our Dependence on Third Parties
We have entered into one collaboration and in the future may enter into collaborations with other third parties for the development or commercialization of our product candidates, including EBI-031. If our collaborations are not successful, we may not be able to capitalize on the market potential of these product candidates.
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
We expect to utilize a variety of types of collaboration, distribution and other marketing arrangements with third parties to commercialize EBI-031 in markets outside the United States. We also may enter into arrangements with third parties to perform these services in the United States if we do not establish our own sales, marketing and distribution capabilities in the United States or if we determine that such third-party arrangements are otherwise beneficial. We also may seek third-party collaborators for development and commercialization of other product candidates. Our likely collaborators for any sales, marketing, distribution, development, licensing or broader collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. We are not currently party to any such arrangement. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities and efforts to successfully perform the functions assigned to them in these arrangements.
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

Collaboration agreements may not lead to development or commercialization of product candidates in the most efficient manner, or at all. If our existing collaboration and license agreement with ThromboGenics, and any future collaborations that we enter into, do not result in the successful development and commercialization of products or if one of our collaborators terminates its agreement with us, we may not receive any future research funding or milestone or royalty payments under the collaboration. The initial research term concluded in November 2015. However the parties have agreed to continue the existing Collaboration and License Agreement to provide us the time required to complete additional research activities for no additional consideration. We expect the relevant data to become available in the second quarter of 2016. To date, no collaboration products have been identified. If we do not receive the funding we expect under these agreements, our development of our product candidates could be delayed and we may need additional resources to develop our product candidates. All of the risks relating to product development, regulatory approval and commercialization described in this Annual Report on Form 10-K also apply to the activities of our collaborators.
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
We have relied on third parties, such as CROs, to conduct our clinical trials of isunakinra and expect to continue to rely on third parties, such as CROs, clinical data management organizations, medical institutions and clinical investigators, to conduct our clinical trials of EBI-031 and our other product candidates. These agreements might terminate for a variety of reasons, including a failure to perform by the third parties. If we need to enter into alternative arrangements, that would delay our product development activities.
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
We expect to contract with third parties for the manufacture of EBI-031 for clinical trials and expect to continue to do so in connection with the commercialization of EBI-031 and for clinical trials and commercialization of any other product candidates that we may develop. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts
We do not currently own or operate manufacturing facilities for the production of clinical or commercial quantities of EBI-031 or any other of our product candidates. We rely, and expect to continue to rely, on third parties to manufacture clinical and commercial supplies of EBI-031, preclinical and clinical supplies of our other product candidates that we may develop and commercial supplies of products if and when any of our product candidates receives marketing approval. Our current and anticipated future dependence upon others for the manufacture of EBI-031 and any other product candidate or product that we develop may adversely affect our future profit margins and our ability to commercialize any products that receive marketing approval on a timely and competitive basis. In addition, any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval.

We currently rely exclusively on one third-party manufacturer to supply us with EBI-031 drug substance on a purchase order basis. We also rely on another third-party manufacturer to conduct fill-finish services on a purchase order basis. We do not currently have any contractual commitments for commercial supply of bulk drug substance for EBI-031 or for fill-finish services. We also do not currently have arrangements in place for redundant supply or a second source for bulk drug substance for EBI-031 or for fill-finish services. The prices at which we are able to obtain supplies of EBI-031 drug substance and fill-finish services may vary substantially over time and adversely affect our financial results.
If our third-party manufacturer for EBI-031 drug substance fails to fulfill our purchase orders or should become unavailable to us for any reason, we believe that there are a limited number of potential replacement manufacturers, and we likely would incur added costs and delays in identifying or qualifying such replacements. We could also incur additional costs and delays in identifying or qualifying a replacement manufacturer for fill-finish services if our existing third-party manufacturer should become unavailable for any reason. We may be unable to establish any agreements with such replacement manufacturers or to do so on acceptable terms. Even if we could transfer manufacturing to a different third party, the shift would likely be expensive and time consuming, particularly since the new facility would need to comply with the necessary regulatory requirements and we would need FDA approval before using or selling any products manufactured at that facility.
The FDA maintains strict requirements governing the manufacturing process for biologics. When a manufacturer seeks to modify or make even seemingly minor changes to that process, the FDA may require the applicant to conduct a comparability study that evaluates the potential differences in the product resulting from the change in the manufacturing process. The agency has issued several guidances on this point. In connection with our application for a license to market EBI-031 or other product candidates in the United States, we may be required to conduct a comparability study if the product we intend to market is supplied by a manufacturer different from the one who supplied the product evaluated in our clinical studies. Delays in designing and completing this study to the satisfaction of the FDA could delay or preclude our development and commercialization plans and thereby limit our revenues and growth.
Reliance on third-party manufacturers entails additional risks, including:

•
EBI-031 and any other product candidates that we may develop may compete with other product candidates and products for access to a limited number of suitable manufacturing facilities that operate under current good manufacturing practices, or cGMP, regulations;

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
Our commercial success depends upon our ability, and the ability of our collaborators, to develop, manufacture, market and sell our product candidates and use our proprietary technologies without infringing the proprietary rights of third parties. There is considerable intellectual property litigation in the biotechnology and pharmaceutical industries. We may become party to, or threatened with, future adversarial proceedings or litigation regarding intellectual property rights with respect to our products and technology, including interference or derivation proceedings before the U.S. Patent and Trademark Office. The risks of being involved in such litigation and proceedings may increase as our product candidates near commercialization and as we gain the greater visibility associated with being a public company. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future. We may not be aware of all such intellectual property rights potentially relating to our product candidates and their uses. Thus, we do not know with certainty that EBI-031 or any other product candidate, or our commercialization thereof, does not and will not infringe or otherwise violate any third party’s intellectual property.
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
Risks Related to Regulatory and Marketing Approval of Our Product Candidates and Other Legal Compliance Matters
If we are not able to obtain required regulatory approvals, or there are delays in obtaining approvals, we will not be able to commercialize EBI-031 or any other product candidate that we may develop, and our ability to generate revenue will be materially impaired. The marketing approval process is expensive, time-consuming and uncertain. As a result, we cannot predict when or if we, or any collaborators we may have in the future, will obtain marketing approval to commercialize EBI-031 or any other product candidate.
To date, we have not obtained approval from the FDA or any foreign regulatory authority to market or sell any of our product candidates, including EBI-031. The failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate. The activities associated with the development and commercialization of our product candidates, including EBI-031, including design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by the EMA and similar regulatory authorities outside the United States. We have only limited experience in filing and supporting the applications necessary to gain marketing approvals and expect to rely on third-party CROs to assist us in this process.

The process of obtaining marketing approvals, both in the United States and abroad, is expensive and may take many years, especially if additional clinical trials are required, if approval is obtained at all. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety, purity and potency. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities. The FDA, EMA or other regulatory authorities may determine that EBI-031 or any other product candidate that we may develop is not safe, effective or pure, is only moderately effective or has undesirable or unintended side effects, toxicities or other characteristics that preclude our obtaining marketing approval or prevent or limit commercial use. Any marketing approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable.
The regulatory process can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Moreover, changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. The FDA and comparable regulatory authorities in other countries have substantial discretion in the approval process and may refuse to accept any application or may decide that our data is insufficient for approval and require additional preclinical, clinical or other studies. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent marketing approval of a product candidate.
The different requirements of the EMA compared with the FDA may lengthen the regulatory review process, require us to conduct additional studies or clinical trials, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of these product candidates or lead to significant post approval limitations or restrictions. If we experience delays in obtaining regulatory approvals, the commercial prospects for our product candidates may be harmed and our ability to generate revenues will be materially impaired.
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
Our product candidates for which we intend to seek approval as biological products may face competition sooner than expected.
With the enactment of the Biologics Price Competition and Innovation Act of 2009, or BPCIA, abbreviated pathways for approval of biosimilar and interchangeable biological products were created. The BPCIA establishes legal authority for the FDA to review and approve biosimilars for marketing, as well as biosimilars that have been designated as “interchangeable” with a previously approved biologic, or reference product. Under the BPCIA, an application for a biosimilar product cannot be approved by the FDA until 12 years after the reference product was approved under a full BLA. This period of non-patent exclusivity runs concurrently with, but is independent of, periods of patent protection for the reference product.

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
In order to market and sell EBI-031 and any other product candidate that we may develop in the European Union and many other jurisdictions, we or our third-party collaborators must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, it is required that the product be approved for reimbursement before the product can be sold in that country. We or these third parties may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. We may not be able to file for marketing approvals and may not receive necessary approvals to commercialize our products in any market.
Even if we, or any collaborators we may have in the future, obtain marketing approvals for EBI-031 or our other product candidates, the terms of those approvals, ongoing regulations and post-marketing restrictions may limit how we, or they, manufacture and market our products, which could materially impair our ability to generate revenue.
Once marketing approval has been granted, an approved product and its manufacturer and marketer are subject to ongoing review and extensive regulation. We, and any collaborators we may have in the future, must therefore comply with requirements concerning advertising and promotion for any of our products for which we or they obtain marketing approval. Promotional communications with respect to prescription products are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved labeling. Thus, if EBI-031 or any other product candidate that we may develop receives marketing approval, the accompanying label may limit the approved use of our product, which could limit sales of the product.
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
Any product candidate for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data, labeling, advertising and promotional activities for such product, will be subject to continual requirements of and review by the FDA and other federal and state regulatory authorities. These requirements include, but are not limited to, restrictions governing promotion of an approved product, submissions of safety and other post-marketing information and reports, registration and listing requirements, cGMP requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, and requirements regarding the distribution of samples to physicians and recordkeeping.
The FDA and other federal and state agencies, including the Department of Justice, closely regulate compliance with all requirements governing prescription drug products, including requirements pertaining to marketing and promotion of drugs in accordance with the provisions of the approved labeling and manufacturing of products in accordance with cGMP requirements. Violations of such requirements may lead to investigations alleging violations of the FDCA and other statutes, including the False Claims Act and other federal and state health care fraud and abuse laws as well as state consumer protection laws. Our failure to comply with all regulatory requirements, and later discovery of previously unknown adverse events or other problems with our products, manufacturers or manufacturing processes, may yield various results, including:

•	litigation involving patients taking our products;

•	restrictions on such products, manufacturers or manufacturing processes;

•	restrictions on the labeling or marketing of a product;

•	restrictions on product distribution or use;

•	requirements to conduct post-marketing studies or clinical trials;

•	warning letters or untitled letters;

•	withdrawal of the products from the market;

•	refusal to approve pending applications or supplements to approved applications that we submit;

•	recall of products;

•	fines, restitution or disgorgement of profits or revenues;

•	suspension or withdrawal of marketing approvals;

•	damage to relationships with any potential collaborators;

•	unfavorable press coverage and damage to our reputation;

•	refusal to permit the import or export of our products;

•	product seizure or detention; or

•	injunctions or the imposition of civil or criminal penalties.
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
Healthcare providers, physicians and third-party payors in the United States and elsewhere will play a primary role in the recommendation and prescription of any product candidates, including EBI-031, for which we obtain marketing approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute any products for which we obtain marketing approval. In addition, we may be subject to transparency laws and patient privacy regulation by U.S. federal and state governments and by governments in foreign jurisdictions in which we conduct our business. The applicable federal, state and foreign healthcare laws and regulations that may affect our ability to operate include:

•
the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation or arranging of, any good or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid;

•
the federal False Claims Act imposes criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for, among other things, knowingly presenting, or causing to be presented, false or fraudulent claims for payment by a federal healthcare program or making a false statement or record material to payment of a false claim or avoiding, decreasing or concealing an obligation to pay money to the federal government, with potential liability including mandatory treble damages and significant per-claim penalties, currently set at $5,500 to $11,000 per false claim;

•
the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

•
the federal Physician Payments Sunshine Act requires applicable manufacturers of covered products to report payments and other transfers of value to physicians and teaching hospitals, with data collection beginning in August 2013;

•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and their respective implementing regulations, which imposes obligations, including mandatory contractual terms, on covered healthcare providers, health plans and healthcare clearinghouses, as well as their business associates, with respect to safeguarding the privacy, security and transmission of individually identifiable health information; and

•
analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws and transparency statutes, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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
Current and future legislation may increase the difficulty and cost for us and any collaborators to obtain marketing approval of our other product candidates and affect the prices we, or they, may obtain.
In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could, among other things, prevent or delay marketing approval of our other product candidates, restrict or regulate post-approval activities and affect our ability, or the ability of any collaborators, to profitably sell any products for which we, or they, obtain marketing approval. We expect that current laws, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we, or any collaborators, may receive for any approved products.

For example, in March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively the PPACA. Among the provisions of the PPACA of potential importance to our business and our product candidates are the following:

•	an annual, non-deductible fee on any entity that manufactures or imports specified branded prescription products and biologic agents;

•	an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program;

•	a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for products that are inhaled, infused, instilled, implanted or injected;

•	expansion of healthcare fraud and abuse laws, including the civil False Claims Act and the federal Anti-Kickback Statute, new government investigative powers and enhanced penalties for noncompliance;

•
a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand products to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient products to be covered under Medicare Part D;

•	extension of manufacturers’ Medicaid rebate liability to individuals enrolled in Medicaid managed care organizations;

•	expansion of eligibility criteria for Medicaid programs;

•	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;

•	new requirements to report certain financial arrangements with physicians and teaching hospitals;

•	a new requirement to annually report product samples that manufacturers and distributors provide to physicians;

•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research;

•
a new Independent Payment Advisory Board, or IPAB, which has authority to recommend certain changes to the Medicare program to reduce expenditures by the program that could result in reduced payments for prescription products; and

•	established the Center for Medicare and Medicaid Innovation within CMS to test innovative payment and service delivery models.
Other legislative changes have been proposed and adopted since the PPACA was enacted. These changes include the Budget Control Act of 2011, which, among other things, led to aggregate reductions to Medicare payments to providers of up to 2% per fiscal year that started in 2013 and, due to subsequent legislation, will continue until 2025. In addition, the American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which regulatory approval is obtained.
We expect that the PPACA, as well as other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and in additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products. Moreover, legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be. In addition, increased scrutiny by the United States Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us and any collaborators to more stringent product labeling and post-marketing testing and other requirements.

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
We are highly dependent on the research and development, clinical and business development expertise of Abbie Celniker, Ph.D., our President and Chief Executive Officer, Karen L. Tubridy, our Chief Development Officer, and Michael Goldstein, M.D., our Chief Medical Officer, as well as the other principal members of our management, scientific and clinical team. Although we have entered into employment agreements with our executive officers, each of them may terminate their employment with us at any time. For example, in January 2016, Eric Furfine notified us of his resignation as our Chief Scientific Officer, and in June 2015, Gregory D. Perry notified us of his resignation as our Chief Financial and Business Officer. We do not maintain “key person” insurance for any of our executives or other employees.
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
As of March 15, 2016, our executive officers and directors, combined with our stockholders who own more than 5% of our outstanding common stock, in the aggregate, beneficially owned shares representing approximately 57.5% of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.
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
The trading price of our common stock has and may continue to fluctuate significantly. During the period from January 4, 2016 to March 15, 2016, the closing sales price of our common stock ranged from a high of $3 per share to a low of $0.25 per share. Our stock price experienced significant volatility in May 2015 after we announced that we failed to meet either of the two co-primary endpoints in our Phase 3 clinical trial of isunakinra in patients with moderate to severe dry eye disease and in January 2016 after we announced that we failed to meet the primary endpoint in our Phase 3 clinical trial of isunakinra in patients with allergic conjunctivitis. Furthermore, the stock market in general and the market for smaller biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, our stockholders may not be able to sell their common stock at or above the price at which they purchased their shares. The market price for our common stock may be influenced by many factors, including:

•	the success of competitive products or technologies;

•	results of clinical trials of EBI-031 or any other product candidate that we may develop;

•	results of clinical trials of product candidates of our competitors;

•	regulatory or legal developments in the United States and other countries;

•	developments or disputes concerning patent applications, issued patents or other proprietary rights;

•	the recruitment or departure of key scientific or management personnel;

•	the level of expenses related to any of our product candidates or clinical development programs;

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
In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against that company. We also may face securities class action litigation if we cannot obtain regulatory approvals for or if we otherwise fail to commercialize EBI-031. Such litigation, if instituted against us, could cause us to incur substantial costs to defend such claims and divert management’s attention and resources.
If we fail to continue to meet all applicable continued listing requirements of The NASDAQ Global Market and NASDAQ determines to delist our common stock, the market liquidity and market price of our common stock could decline.
Our common stock is listed on The NASDAQ Global Market. In order to maintain that listing, we must satisfy minimum financial and other continued listing requirements. On March 3, 2016, we received the following notifications from the NASDAQ Listings Qualifications Department:

•
For the prior 30 consecutive business days, the bid price of our common stock on The NASDAQ Global Market closed below the minimum $1.00 per share required for continued inclusion under NASDAQ Marketplace Rule 5810(c)(3)(A), or the Minimum Bid Price Rule.

•
For the prior 30 consecutive business days, our stockholders’ equity did not comply with the minimum stockholders’ equity requirement of $5,000,000 for continued listing on The NASDAQ Global Market pursuant to NASDAQ Marketplace Rule 5810(c)(3)(D), or the Minimum Market Value Rule.

In accordance with NASDAQ Marketplace Rule 5810(c)(3)(A), we have 180 calendar days, or until August 30, 2016, to regain compliance with the Minimum Bid Price Rule. The NASDAQ Listings Qualifications Department informed us that if, at any time before August 30, 2016, the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, NASDAQ will provide written notification that we have achieved compliance with the Minimum Bid Price Rule, although NASDAQ may, in its discretion, require that an issuer maintain a bid price of at least $1.00 per share for a period in excess of 10 consecutive business days, but generally no more than 20 consecutive business days, before determining that the issuer has demonstrated an ability to maintain long-term compliance.
In the event we do not regain compliance with the Minimum Bid Price Rule by August 30, 2016, NASDAQ will provide written notification that our securities will be delisted from The NASDAQ Global Market. At that time, we may appeal NASDAQ’s determination to delist our securities to a NASDAQ Listing Qualifications Panel. Alternatively, we could apply to transfer its listing to The NASDAQ Capital Market, provided that it meets all applicable requirements for initial listing on The NASDAQ Capital Market other than the Minimum Bid Price Rule. If such an application were approved and we otherwise maintain the listing requirements for The NASDAQ Capital Market, other than with respect to the Minimum Bid Price Rule, we would be afforded the remainder of an additional 180 calendar day grace period while listed on The NASDAQ Capital Market to regain compliance with the Minimum Bid Price Rule.
In accordance with NASDAQ Marketplace Rule 5810(c)(3)(D), we have 180 calendar days, or until August 30, 2016, to regain compliance with the Minimum Market Value Rule. The NASDAQ Listings Qualifications Department informed us that if, at any time before August 30, 2016, the market value of our publicly held shares closes at $5,000,000 or more for a minimum of 10 consecutive business days, NASDAQ will provide written notification that we have achieved compliance with the Minimum Market Value Rule, although NASDAQ may, in its discretion, require that we maintain a market value of our publicly held shares of at least $5,000,000 or more for a period in excess of 10 consecutive business days, but generally no more than 20 consecutive business days, before determining that we have demonstrated an ability to maintain long-term compliance.
In the event we do not regain compliance with the Minimum Market Value Rule by August 30, 2016, NASDAQ will provide written notification that our securities will be delisted from The NASDAQ Global Market. Alternatively, we could apply to transfer our listing to The NASDAQ Capital Market, provided that we meet all applicable requirements for initial listing on The NASDAQ Capital Market.
We have not yet determined what action, if any, we will take in response to these notices, although we intend to monitor the closing bid price of our common stock and the market value of our publicly held shares between now and August 30, 2016. We will consider available options if our common stock does not trade at a level likely to result in us regaining compliance with the Minimum Bid Price Rule and the Minimum Market Value Rule.
 If we fail to continue to meet all applicable continued listing requirements of The NASDAQ Global Market in the future and NASDAQ determines to delist our common stock or transfer our listing from The NASDAQ Global Market to The NASDAQ Capital Market, an active trading market for our common stock may not be sustained and the market price of our common stock could decline. If an active trading market for our common stock is not sustained, it will be difficult for our stockholders to sell shares of our common stock without further depressing the market price of our common stock or at all. A delisting of our common stock also could make it more difficult for us to obtain financing for the continuation of our operations and could result in the loss of confidence by investors, suppliers and employees.
Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
As of December 31, 2015, we had federal net operating loss, or NOL, carryforwards of $120.0 million, state NOL carryforwards of $118.2 million and federal and state research and development tax credit carryforwards of $1.7 million and $1.2 million, respectively, available to reduce future taxable income. These federal and state NOL carryforwards and federal and state tax credit carryforwards expire at various dates beginning in 2029 through 2035, if not utilized. Utilization of these NOL and tax credit carryforwards may be subject to a substantial limitation under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, and comparable provisions of state, local and foreign tax laws due to changes in ownership of our company that have occurred previously or that could occur in the future. Under Section 382 of the Code and comparable provisions of state, local and foreign tax laws, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change by value in its equity ownership over a three year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes, such as research and development tax credits, to reduce its post-change income may be limited. We have not completed a study to determine whether our IPO or "at the market" offering, our most recent private placements of our common stock and warrants to purchase shares of our common stock and other transactions that have occurred over the past three years may have triggered an ownership change limitation. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, if we generate taxable income, our ability to use our pre-change NOL and tax credits carryforwards to reduce U.S. federal and state taxable income may be subject to limitations, which could result in increased future tax liability to us.
A significant portion of our total outstanding shares are eligible to be sold into the market, which could cause the market price of our common stock to drop significantly, even if our business is doing well.
Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of March 15, 2016, we had outstanding 19,684,875 shares of common stock. Of these shares, 7,731,766 shares are restricted securities under Rule 144 under the Securities Act. Any of our remaining shares that are not restricted securities under Rule 144 under the Securities Act may be resold in the public market without restriction unless purchased by our affiliates.
Moreover, holders of an aggregate of 8,020,538 shares of our common stock have rights, subject to specified conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. On April 9, 2014, we filed a registration statement registering all shares of common stock that we may issue under our equity compensation plans. As of March 15, 2016, we had outstanding options to purchase an aggregate of approximately 2,538,914 shares of our common stock, of which options to purchase approximately 957,576 shares were vested. These shares can be freely sold in the public market upon issuance, subject to volume, notice and manner of sale limitations applicable to affiliates.
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
Our sole facility currently consists of approximately 11,022 square feet of office and laboratory space in Cambridge, Massachusetts that we occupy under a lease that expires on April 30, 2018.

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

	Market Price
	High	Low
First quarter 2014 (February 6, 2014 through March 31, 2014)	$19.33	$10.11
Second quarter 2014	$17.48	$10.01
Third quarter 2014	$14.07	$9.50
Fourth quarter 2014	$12.10	$10.00
First quarter 2015	$13.50	$8.92
Second quarter 2015	$13.78	$2.61
Third quarter 2015	$8.00	$2.25
Fourth quarter 2015	$3.30	$2.24
As of March 15, 2016, we had approximately 32 holders of record of our common stock. This number does not include beneficial owners whose shares were held in street name.
We have never declared or paid any cash dividends on our common stock. We currently intend to retain future earnings to fund the development and growth of our business. We do not expect to pay any cash dividends in the foreseeable future.
Recent Sales of Unregistered Securities
We did not sell or issue any equity securities that were not registered under the Securities Act during the period covered by this Annual Report on Form 10-K.
Purchase of Equity Securities
We did not purchase any of our registered equity securities during the period covered by this Annual Report on Form 10-K.

Item 6.	Selected Financial Data.
You should read the following selected financial data together with our financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Annual Report on Form 10-K. We have derived the statement of operations data for the years ended December 31, 2015, 2014 and 2013 and the balance sheet data as of December 31, 2015 and 2014 from our audited financial statements included in this Annual Report on Form 10-K. We derived the statements of operations data for the years ended December 31, 2012 and 2011 and the balance sheet data as of December 31, 2013, 2012 and 2011 from our audited consolidated financial statements that are not included elsewhere in this Annual Report on Form 10-K. Our historical results for any prior period are not necessarily indicative of results to be expected in any future period.

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except per share data)
Statement of Operations Data:
Collaboration revenue	$490	$2,243	$1,334	$—	$—
Other revenue	500	—	—	—	—
Total revenue	990	2,243	1,334	—	—
Operating expenses:
Research and development	26,336	26,703	13,788	15,263	9,411
General and administrative	9,850	8,471	4,024	4,213	3,267
Total operating expenses	36,186	35,174	17,812	19,476	12,678
Loss from operations	(35,196)	(32,931)	(16,478)	(19,476)	(12,678)
Other expense:
Other income (expense), net	3,139	(849)	(147)	(13)	3
Interest expense	(1,395)	(376)	(1,400)	(168)	(151)
Total other income (expense), net	1,744	(1,225)	(1,547)	(181)	(148)
Net loss and comprehensive loss	$(33,452)	$(34,156)	$(18,025)	$(19,657)	$(12,826)
Cumulative preferred stock dividends and accretion of preferred stock discount	—	(519)	(3,857)	(3,111)	(1,452)
Net loss applicable to common stockholders	$(33,452)	$(34,675)	$(21,882)	$(22,768)	$(14,278)
Net loss per share applicable to common stockholders—basic and diluted	$(1.76)	$(2.37)	$(16.18)	$(22.93)	$(17.80)
Weighted-average number of common shares used in net loss per share applicable to common stockholders—basic and diluted	18,993	14,644	1,352	993	802
See Note 2 within the notes to our financial statements appearing elsewhere in this Annual Report on Form 10-K for a description of the method used to calculate basic and diluted net loss per share applicable to common stockholders.

	As of December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$36,079	$54,059	$7,942	$7,882	$700
Working capital	28,731	49,199	2,677	6,446	(1,229)
Total assets	36,825	55,000	11,237	9,503	2,665
Notes payable, net of current portion	9,763	9,749	2,876	1,769	325
Warrant liability	115	3,219	297	147	26
Convertible preferred stock	—	—	56,678	45,035	19,644
Accumulated deficit	(125,202)	(91,750)	(57,594)	(39,569)	(19,912)
Total stockholders’ equity (deficit)	18,944	36,826	(54,332)	(39,296)	(19,791)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
Overview
We are a preclinical stage biopharmaceutical company with a proprietary protein engineering platform, called AMP-Rx, that we apply to the discovery and development of protein therapeutics to treat diseases of the eye. Our therapeutic approach is based on the role of cytokines in diseases of the eye, our understanding of the structural biology of cytokines and our ability to rationally design and engineer proteins to modulate the effects of cytokines. Cytokines are cell signaling molecules found in the body that can have important inflammatory effects. Our most advanced product candidate, which is still in preclinical development, is EBI-031, which we designed, engineered and generated using our AMP-Rx platform and are developing as an intravitreal injection for diabetic macular edema, or DME, and uveitis. In 2015, we initiated the necessary chemistry, manufacturing and control, or CMC, development work and nonclinical safety studies of EBI-031 to support the submission of an investigational new drug application, or IND, to the United States Food and Drug Administration, or FDA. If the results of these efforts and our additional preclinical studies of EBI-031 are favorable, we intend to submit an IND for EBI-031 for the treatment of DME to the FDA in the first half of 2016 for the purpose of conducting clinical trials. We hold worldwide commercialization rights to EBI-031.
We previously invested a significant portion of our efforts and financial resources in the development of our product candidate isunakinra (EBI-005) for the treatment of patients with dry eye disease and allergic conjunctivitis. Notwithstanding this significant investment, based on the negative results from our completed Phase 3 clinical trials in dry eye disease and allergic conjunctivitis, we do not plan to pursue further development of isunakinra.
We were incorporated and commenced active operations in early 2008, and our operations to date have been limited to organizing and staffing our company, acquiring rights to intellectual property, business planning, raising capital, developing our technology, identifying potential product candidates, undertaking preclinical studies and conducting clinical trials. To date, we have financed our operations primarily through private placements of our common stock and preferred stock and convertible bridge notes, venture debt borrowings and our initial public offering, or IPO, sales effected in an "at the market" offering through our agent, Cowen and Company, LLC, or Cowen, and, to a lesser extent, from a collaboration. Substantially all of our revenue to date has been collaboration revenue, which we first began to generate in 2013. We have devoted substantially all of our financial resources and efforts to research and development activities. We are still in the early stages of development of our product candidates, and we have not completed development of any drugs. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year.
Since inception, we have incurred significant operating losses. Our net loss was $33.5 million for the year ended December 31, 2015, $34.2 million for the year ended December 31, 2014 and $18.0 million for the year ended December 31, 2013. As of December 31, 2015, we had an accumulated deficit of $125.2 million.
We anticipate that we will continue to incur substantial expenses in connection with the advancement of our preclinical product candidate, EBI-031, including the expenses associated with our planned submission of an IND for EBI-031 for the treatment of DME in the first half of 2016 and our planned initiation of clinical trials of EBI-031 for the treatment of DME.
We expect to devote substantial financial resources to our ongoing and planned activities, particularly initiating and completing clinical development of EBI-031 for the treatment of DME, uveitis or other indications and, if successful, seeking marketing approval for EBI-031. We also expect to devote additional financial resources to functions associated with operating as a public company. We also may devote additional financial resources to conducting research and development, if we determine to proceed into clinical development, initiating clinical trials of, and seeking regulatory approval for, our other product candidates. In addition, if we obtain regulatory approval for any of our product candidates, we would need to devote substantial financial resources to commercialization efforts, including product manufacturing, marketing, sales and distribution. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.
Our future success is dependent on our ability to develop our product candidates and ultimately upon our ability to attain profitable operations. We are subject to a number of risks similar to other early-stage life science companies, including, but not limited to, successful discovery and development of our drug candidates, raising additional capital, development by our competitors of new technological innovations, protection of proprietary technology and market acceptance of our products. These factors raise substantial doubt about our ability to continue as a going concern. In order for us to continue operations beyond 2016 and be able to discharge our liabilities and commitments in the normal course of business, we have taken or will take the following steps, not all of which are entirely within our control:

•
We engaged an investment bank to conduct a review of strategic alternatives with the goal of maximizing shareholder value. Potential strategic alternatives to be explored and evaluated during the review process may include the sale of our company, a strategic partnership with one or more parties or the licensing, sale or divestiture of some of our assets or proprietary technologies. We cannot provide any commitment regarding when or if this strategic review process will result in any type of transaction and no assurance can be given that we will determine to pursue a potential sale, strategic partnership or licensing arrangement.

•	We do not see an immediate path forward for isunakinra and have implemented a plan to wind down the development activities associated with isunakinra.

•	We have conducted a review of our operations and implemented a plan to reduce future operating expenses to align with current operating conditions.

•
On March 1, 2016, we prepaid all outstanding amounts owed to Silicon Valley Bank, or SVB, under our Loan and Security Agreement with SVB. We continue to evaluate other financing alternatives to provide additional operating funds on terms that are consistent with our business plans.

We believe that our current cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2016. If we are unable to obtain adequate financing or engage in a strategic transaction on acceptable terms and when needed, we will be required to implement further cost reduction strategies. These factors, and the factors described above, continue to raise substantial doubt about our ability to continue as a going concern. In its report on our financial statements for the year ended December 31, 2015, our independent registered public accounting firm has included an explanatory paragraph about our ability to continue as a going concern.

On March 3, 2016, we received the following notifications from the NASDAQ Listings Qualifications Department:

•
For the prior 30 consecutive business days, the bid price of our common stock on The NASDAQ Global Market closed below the minimum $1.00 per share required for continued inclusion under NASDAQ Marketplace Rule 5810(c)(3)(A) (the “Minimum Bid Price Rule”).

•
For the prior 30 consecutive business days, our stockholders’ equity did not comply with the minimum stockholders’ equity requirement of $5,000,000 for continued listing on The NASDAQ Global Market pursuant to NASDAQ Marketplace Rule 5810(c)(3)(D) (the “Minimum Market Value Rule”).

In accordance with NASDAQ Marketplace Rule 5810(c)(3)(A), we have 180 calendar days, or until August 30, 2016, to regain compliance with the Minimum Bid Price Rule and the Minimum Market Value Rule.
Financial Operations Overview
Revenue
To date, we have not generated any revenues from the sale of products. Substantially all of our revenue to date has been derived from a collaboration and, to a lesser extent, from a license agreement. We do not expect to generate significant product revenue unless and until we obtain marketing approval for, and commercialize EBI-031.
We have generated collaboration revenue exclusively from our collaboration and license agreement with ThromboGenics N.V., or Thrombogenics, which we entered into in May 2013. Under the agreement, we and ThromboGenics are collaborating to identify protein or peptide therapeutics that directly modulate any of a specified set of targets in a novel pathway in retinal disease. We call the therapeutics that are identified, and whose modulation of one of the targets is confirmed, in the course of the research collaboration, collaboration products. The initial research term concluded in November 2015. However the parties have agreed to continue the existing Collaboration and License Agreement to provide us the time required to complete additional research activities for no additional consideration. We expect the relevant data to become available in the second quarter of 2016. To date, no collaboration products have been identified. The agreement expires when all of ThromboGenics’ payment obligations expire. We are responsible for specified non-clinical activities during the research term. ThromboGenics is responsible for all development, manufacturing and commercialization activities with respect to the collaboration products. We granted ThromboGenics an exclusive, sublicensable, worldwide royalty-bearing license under our rights in any intellectual property made in the course of this collaboration, as well as under any other intellectual property we control during the research term that is necessary for ThromboGenics to perform its obligations to research, develop, manufacture and commercialize collaboration products. During the term of the agreement, neither we nor ThromboGenics, nor our respective affiliates other than any entities which become affiliates as a result of an acquisition of us or ThromboGenics, are permitted to research, develop, manufacture or commercialize any protein or peptide therapeutic that directly modulates one of the specified targets, except as otherwise provided in the agreement.
In connection with the agreement, we received an upfront, non-refundable payment of $1.75 million, and are entitled to receive payment for our performance of activities under the agreement at a set rate per full time annual equivalent personnel for research services pursuant to the agreement. We identified three deliverables in the arrangement: the research license, the research services and our participation on the joint research committee, or JRC deliverable, and concluded that there are two units of accounting: a combined research license and research services deliverable and the JRC deliverable. The estimated selling price for the JRC deliverable was de minimis, and thus we allocated the fixed arrangement consideration to the combined unit of accounting. We are recognizing revenue using the proportional performance method by which the amounts are recognized in proportion to the costs incurred based on full time equivalent efforts. In addition, we are eligible to receive up to an aggregate of $10.0 million if ThromboGenics achieves specified preclinical and clinical development milestones and up to an aggregate of $15.0 million if ThromboGenics achieves specified regulatory milestones. There are no commercialization or sales based milestones under the agreement. ThromboGenics is obligated to pay us a low single digit royalty on the sale of collaboration products. We recognized collaboration revenue of $0.5 million in connection with this collaboration for the year ended December 31, 2015 and $2.2 million for the year ended December 31, 2014. To date, no collaboration products have been identified and therefore we do not expect that we will generate significant revenue from our collaboration with ThromboGenics in the future.
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

A change in the outcome of any of these variables with respect to the development of EBI-031 or any other product candidate that we may develop could mean a significant change in the costs and timing associated with the development of that product candidate. For example, if the FDA or another regulatory authority were to require us to conduct clinical trials or other testing beyond those that we currently contemplate will be required for the completion of clinical development of EBI-031 or any other product candidate that we may develop, or if we experience significant delays in enrollment in any of our clinical trials, we could be required to expend significant additional financial resources and time on the completion of clinical development of that product candidate.
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

	Year ended December 31,
	2015	2014	2013
	(in thousands)
Programs:
Isunakinra (EBI-005)	$14,455	$19,820	$7,366
EBI-031	5,384	—	—
Total program expenses	19,839	$19,820	$7,366
Personnel and other expenses:
Employee and contractor-related expenses	4,762	4,620	4,409
Platform-related lab expenses	620	855	997
Facility expenses	536	473	773
Other expenses	579	935	243
Total personnel and other expenses	6,497	6,883	6,422
Total research and development expenses	$26,336	$26,703	$13,788
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
Other Income (Expense), Net
Other income and expense consists primarily of interest income earned on cash and cash equivalents, interest expense on outstanding debt, the gain or loss associated with the change in the fair value of our common and preferred stock warrant liability and the convertible notes that were carried at fair value, the loss on extinguishment of debt and the expense related to the issuance costs allocated to warrants measured at fair value.
Critical Accounting Policies and Significant Judgments and Estimates
This management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which we have prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, accrued research and development expenses and stock-based compensation. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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
Significant Factors, Assumptions and Methodologies Used in Determining Fair Value
We apply the fair value recognition provisions of ASC Topic 718,Compensation-Stock Compensation, or ASC 718. Determining the amount of stock-based compensation to be recorded requires us to develop estimates of the fair value of stock options as of their grant date. We recognize stock-based compensation expense for service-based awards ratably over the requisite service period, which in most cases is the vesting period of the award. Calculating the fair value of stock-based awards requires that we make highly subjective assumptions.
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

	Year Ended December 31,
	2015	2014	2013
Risk-free interest rate	1.42-1.92%	1.67-2.02%	1.09-2.07%
Expected dividend yield	—%	—%	—%
Expected term (in years)	5.75-6	5.75-6	6
Expected volatility	69.06-74.11%	60.00-69.58%	72.13-77.80%
We are also required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from our estimates. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. To the extent that actual forfeitures differ from our estimates, the difference is recorded as a cumulative adjustment in the period the estimates are revised. Stock-based compensation expense recognized in the financial statements is based on awards that are ultimately expected to vest. Through December 31, 2015, actual forfeitures have not been material.
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
Results of Operations
Comparison of the Years Ended December 31, 2015 and 2014

	Year ended December 31,
	2015	2014	Change
	(in thousands)
Collaboration revenue	$490	$2,243	$(1,753)
Other revenue	500	—	500
Total revenue	990	2,243	(1,253)
Operating expenses:
Research and development	26,336	26,703	(367)
General and administrative	9,850	8,471	1,379
Total operating expenses	36,186	35,174	1,012
Loss from operations	(35,196)	(32,931)	(2,265)
Other expense, net	1,744	(1,225)	2,969
Net loss	$(33,452)	$(34,156)	$704
Revenue. Revenue was $1.0 million for the year ended December 31, 2015 compared to $2.2 million for the year ended December 31, 2014. The decrease of $1.3 million was largely due to less revenue recognized pursuant to the ThromboGenics collaboration and license agreement entered into in May 2013. The initial research term concluded in November 2015. However the parties have agreed to continue the existing Collaboration and License Agreement to provide us the time required to complete additional research activities for no additional consideration. The decrease was partially offset by $0.5 million of revenue recognized from a license agreement entered into in December 2015.

Research and development expenses. Research and development expenses were $26.3 million for the year ended December 31, 2015 compared to $26.7 million for the year ended December 31, 2014. The decrease of $0.4 million was primarily due to a one-time license fee paid in 2014. In addition, there was a decrease of $5.4 million of isunakinra-related development expenses. We initiated a pivotal Phase 3 clinical program evaluating isunakinra for the treatment of moderate to severe dry eye disease in early 2014 and completed this study in early 2015. Based on the results from this trial, we decided not to pursue further development of isunakinra in dry eye disease. We also initiated and completed a Phase 2 clinical trial to evaluate the use of isunakinra in patients with allergic conjunctivitis in 2014. Based on the results from this trial, we initiated a Phase 3 clinical program of isunakinra in patients with allergic conjunctivitis in the second half of 2015 and completed this trial in early 2016. Based on the trial results from both Phase 3 studies, we do not see an immediate path forward for isunakinra. This decrease in isunakinra-related development expenses was offset by increases in EBI-031 related development expenses of $5.4 million during the year ended December 31, 2015. In late 2014, we began undertaking the necessary CMC development work and nonclinical safety studies to support the submission of an IND to the FDA. We expect to submit an IND to the FDA in the first half of 2016.
General and administrative expenses. General and administrative expenses were $9.9 million for the year ended December 31, 2015 compared to $8.5 million for the year ended December 31, 2014. The increase of $1.4 million was primarily due to increased operating costs as a result of our transition from a private company to a public company, including legal, accounting, insurance and investor relations expenses. In addition, we incurred professional fees related to our pursuit of collaborative or other strategic opportunities during the year ended December 31, 2015.
Other income (expense), net. Other income (expense), net was $1.7 million for the year ended December 31 2015 compared to $(1.2) million for the year ended December 31, 2014. The change of $3.0 million was primarily due to the decrease in the fair value of our warrant liability partially offset by an increase in interest expense associated with the additional borrowings from SVB.
Comparison of the Years Ended December 31, 2014 and 2013

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
Research and development expenses. Research and development expenses were $26.7 million for the year ended December 31, 2014 compared to $13.8 million for the year ended December 31, 2013. The increase of $12.9 million was primarily due to an increase of $12.5 million of isunakinra-related development expenses. In early 2014, we initiated a pivotal Phase 3 clinical program evaluating isunakinra for the treatment of moderate to severe dry eye disease. We also initiated and completed a Phase 2 clinical trial to evaluate the use of isunakinra in patients with allergic conjunctivitis in 2014. These increases in research and development expenses were partially offset by decreases in research and development expenses as a result of the completion of the Phase 1b/2a clinical trial of isunakinra in patients with moderate to severe dry eye disease in 2013.
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
Other expense, net. Other expense, net was $1.2 million for the year ended December 31, 2014 compared to $1.5 million for the year ended December 31, 2013. The decrease was primarily due to the change in the fair value of the convertible notes payable of $(1.0) million recorded in 2013 and none in 2014 partially offset by the loss on extinguishment of debt of $0.5 million and the expense related to the issuance costs allocated to warrants measured at fair value of $0.3 million, both recorded in 2014.
Liquidity and Capital Resources
Sources of Liquidity
Since inception, we have incurred significant operating losses. Substantially all of our revenue to date has been collaboration revenue and, to a lesser extent, from a licensing agreement. To date, we have financed our operations primarily through private placements of our common stock, preferred stock and bridge notes convertible into our preferred stock, venture debt borrowings, our IPO, which we closed in February 2014, sales effected in an "at the market" offering through our agent, Cowen, and, to a lesser extent, from a collaboration.
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
Shares sold pursuant to the Sales Agreement have been sold pursuant to a shelf registration statement, or the 2015 Shelf, which became effective on March 20, 2015 (File No 333-202676), as supplemented by a prospectus supplement dated March
11, 2015. Under the Sales Agreement, we pay Cowen a commission of up to 3% of the gross proceeds. As of December 31, 2015, we had sold approximately 1,446,781 shares pursuant to the Sales Agreement, resulting in proceeds of approximately
$12.7 million, net of commissions and issuance costs.
In November 2014, we amended our Loan and Security Agreement, or the Loan Agreement, with SVB to increase the amount we could borrow up to $15.0 million. We borrowed $10.0 million in 2014, and we borrowed the remaining $5.0 million in May 2015. In December 2015, we amended the Loan Agreement to change the repayment terms of the Loan Agreement under specified circumstances and to change the circumstances under which we were required to fund a cash collateral account with SVB in an amount equal to the outstanding amount under the Loan Agreement. As a result of the outcome of our Phase 3 clinical trial of isunakinra for the treatment of severe allergic conjunctivitis, we were required to fund a cash collateral account with SVB in an amount equal to approximately $15.1 million, representing the outstanding obligations under the Loan Agreement. On March 1, 2016, we prepaid all outstanding amounts owed to SVB, in an amount equal to approximately $14.9 million, and terminated the Loan Agreement.
Cash Flows
As of December 31, 2015, we had cash and cash equivalents of $36.1 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.
The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Year ended December 31,
	2015	2014	2013
	(in thousands)
Net cash provided by (used in):
Operating activities	$(34,529)	$(29,307)	$(13,494)
Investing activities	(287)	(137)	—
Financing activities	16,836	75,561	13,554
Net increase in cash and cash equivalents	$(17,980)	$46,117	$60
Operating activities. Net cash used in operating activities was $34.5 million for the year ended December 31, 2015, and consisted primarily of a net loss of $33.5 million adjusted for non-cash items, including stock-based compensation expense of $2.5 million, depreciation expense of $0.4 million, a net change of $3.1 million in the fair value of the warrant liability and a net change in operating assets and liabilities of $(1.0) million.
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
Investing activities. Net cash used in investing activities consists of purchases of property and equipment. For the year ended December 31, 2015, we purchased $0.3 million of property and equipment. For the year ended December 31, 2014, we purchased $0.1 million of property and equipment. We made no such purchases during the year ended December 31, 2013.
Financing activities. Net cash provided by financing activities for the year ended December 31, 2015 was $16.8 million and consisted primarily of net proceeds of $12.7 million from the issuance of common stock in connection with sales effected in an “at the market” offering through our agent, Cowen, and $5.0 million from additional borrowings under our loan with SVB. These amounts were partially offset by payments of notes payable of $0.9 million.
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
Funding Requirements
We anticipate that we will continue to incur substantial expenses in connection with the advancement of our preclinical product candidate, EBI-031, including the expenses associated with our planned submission of an IND for EBI-031 for the treatment of DME in the first half of 2016.
We will also incur substantial expenses if and as we:

•	pursue the development of EBI-031 for additional indications, such as uveitis, or for use in other patient populations or, if it is approved, seek to broaden the label for EBI-031;

•	continue the research and development of our other preclinical product candidates;

•	seek to discover and develop additional product candidates;

•	in-license or acquire the rights to other products, product candidates or technologies for the treatment of ophthalmic diseases;

•	seek marketing approvals for any product candidates that successfully complete clinical trials;

•	establish sales, marketing and distribution capabilities and scale up and validate external manufacturing capabilities to commercialize any products for which we may obtain marketing approval;

•	maintain, expand and protect our intellectual property portfolio;

•	hire additional clinical, quality control, scientific and management personnel;

•
expand our operational, financial and management systems and personnel, including personnel to support our clinical development, manufacturing and planned future commercialization efforts and our operations as a public company; and

•	increase our insurance coverage as we commence clinical trials and potentially commercialize EBI-031.
As of December 31, 2015, we had cash and cash equivalents of $36.1 million. In March 2016, we prepaid all outstanding amounts and fees under the Loan Agreement with SVB, in an amount equal to approximately $14.9 million. We believe that our current cash and cash equivalents will be sufficient to fund our operating expenses into the fourth quarter of 2016. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.
Our future capital requirements will depend on many factors, including:

•	the progress, costs and outcome of clinical development of EBI-031 for the treatment of DME and uveitis;

•	the costs and timing of process development and manufacturing scale up and validation activities associated with EBI-031;

•
the costs and timing of commercialization activities for EBI-031 if we receive, or expect to receive, marketing approval, including the costs and timing of establishing product sales, marketing, distribution and outsourced manufacturing capabilities;

•	subject to receipt of marketing approval, the amount of revenue received from commercial sales of EBI-031;

•	the progress, costs and outcome of developing EBI-031 for the treatment of additional indications or for use in other patient populations;

•	our ability to establish collaborations on favorable terms, if at all, particularly manufacturing, marketing and distribution arrangements for our product candidates;

•	the scope, progress, results and costs of preclinical development, laboratory testing and, if we determine to proceed into clinical development, clinical trials of our other product candidates;

•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims; and

•	the extent to which we in-license or acquire rights to other products, product candidates or technologies for the treatment of ophthalmic diseases.
Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, government or other third-party funding, collaborations, strategic alliances, licensing arrangements and marketing and distribution arrangements. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders’ ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights as holders of our common stock. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through government or other third-party funding, collaborations, strategic alliances, licensing arrangements or marketing and distribution arrangements, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market ourselves.
Contractual Obligations and Commitments
The following table summarizes our contractual obligations at December 31, 2015:

	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(in thousands)
Operating lease obligations(1)	$1,540	$642	$898	$—	$—
Debt obligations(2)	16,621	5,146	11,475	—	—
Total fixed contractual obligations	$18,161	$5,788	$12,373	$—	$—

(1)	We lease office space at 215 First Street in Cambridge, Massachusetts under a non-cancelable operating lease that expires on April 30, 2018.

(2)	Amounts include payments for interest on our debt obligations.
In May 2010, we entered into a $1.5 million secured debt facility with SVB. We borrowed an aggregate of $1.5 million under the debt facility in June and July 2010 and issued SVB promissory notes. In September 2012, we modified the terms of our secured debt facility with SVB to increase the amount we could borrow thereunder to $5.0 million. We borrowed $2.0 million under the debt facility in September 2012 and an additional $3.0 million under the debt facility in February 2013. In November 2014, we modified our secured debt facility with SVB to increase the amount we could borrow thereunder to $15.0 million. We borrowed an additional $10.0 million in November 2014, of which amount approximately $3.2 million was applied to the repayment of outstanding debt obligations to SVB under the debt facility, and we borrowed the remaining $5.0 million in May 2015. The debt facility carried a fixed interest rate of 3.75% above the prime lending rate. On March 1, 2016, we prepaid all outstanding amounts owed to SVB and terminated the Loan Agreement.
We also have obligations to pay royalties and to make future payments to third parties that become due and payable on the achievement of specified development, regulatory and commercial milestones. We have not included these commitments on our balance sheet or in the table above because the achievement and timing of these contingent payments are not fixed and determinable. These commitments include potential milestone and royalty payments we may be required to make under our license agreement with The Schepens Eye Research Institute, Inc., or Schepens, under which we obtained an exclusive worldwide license under specified patents and technology owned or controlled by Schepens to research, develop, make, have made, use, sell, offer for sale and import products for the treatment of inflammation of the eye and adjoining tissues, or anti-IL-1 products, including isunakinra. See “Business—License and Collaboration Agreements” for additional information regarding our agreement with Schepens. In February 2016, we provided notice to Schepens of our termination of the License Agreement.
We enter into contracts in the normal course of business with CROs to assist in the performance of our research and development activities and other services and products for operating purposes. These contracts generally provide for termination on notice, and therefore are cancelable contracts and not included in the table of contractual obligations and commitments.
Net Operating Loss Carryforwards
As of December 31, 2015, we had $120.0 million of federal NOL carryforwards, state NOL carryforwards of $118.2 million and federal and state research and development tax credit carryforwards of $1.7 million and $1.2 million, respectively, available to reduce future taxable income. Due to our history of losses and lack of other positive evidence, we have determined that it is more likely than not that our deferred tax assets will not be realized, and therefore, the deferred tax assets were fully reduced by a valuation allowance. These federal and state NOL carryforwards and federal and state tax credit carryforwards expire at various dates beginning in 2029 through 2035, if not utilized. Utilization of the NOLs and general business tax credits carryforwards may be subject to a substantial limitation under Sections 382 and 383 of the Internal Revenue Code of 1986 as amended, which we refer to as the Code, due to changes in ownership of our company that have occurred previously or that could occur in the future. These ownership changes may limit the amount of NOLs and general business tax credits carryforwards that can be utilized annually to reduce future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382 of the Code, results from transactions increasing the ownership of “5-percent Shareholders” (as defined in the Code) in the stock of a corporation by more than 50 percentage points over a three-year period. We have not completed a study to determine the impact of this ownership change limitation on our NOL carryforwards under Section 382 of the Code. If we experienced a Section 382 ownership change in connection with our IPO or the private placement of our common stock in December 2014 or experience a Section 382 ownership charge as a result of future changes in our stock ownership, some of which changes are outside our control, the tax benefits related to the NOL carryforwards may be further limited or lost.
Off-balance Sheet Arrangements
We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risk related to changes in interest rates. As of December 31, 2015, we had cash and cash equivalents of $36.1 million, primarily money market mutual funds consisting of U.S. government-backed securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Our available for sale securities are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.
We contract with CROs and contract manufacturers globally. We may be subject to fluctuations in foreign currency rates in connection with certain of these agreements. Transactions denominated in currencies other than the United States dollar are recorded based on exchange rates at the time such transactions arise. As of December 31, 2015, substantially all of our total liabilities were denominated in the United States dollar.

Item 8.	Financial Statements and Supplementary Data.
Our financial statements, together with the report of our independent registered public accounting firm, appear on pages F-1 through F-27 of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
There has been no change of accountants nor any disagreements with accountants on any matter of accounting principles or practices or financial disclosure required to be reported under this Item.

Item 9A.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of December 31, 2015, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.
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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Based on our assessment we believe that, as of December 31, 2015, the Company’s internal control over financial reporting is effective based on those criteria.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)under the Exchange Act) that occurred during the three months ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
Information required by this item is contained under the caption “Proposal 1- Election of Directors” in our 2016 proxy statement to be filed with the SEC within 120 days after December 31, 2015 and is incorporated herein by reference.

Item 11.	Executive Compensation.
Information required by this item is contained under the captions “Corporate Governance - Director Compensation” and “Information About Executive Compensation” in our 2016 proxy statement to be filed with the SEC within 120 days after December 31, 2015 and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information required by this item relating to security ownership of certain beneficial owners and management is contained under the caption “Security Ownership of Certain Beneficial Owners and Management” in our 2016 proxy statement to be filed with the SEC within 120 days after December 31, 2015 and is incorporated herein by reference. Information required by this item relating to securities authorized for issuance under equity compensation plans is contained under the caption “Information About Executive Compensation - Securities Authorized for Issuance Under Equity Compensation Plans” in our 2016 proxy statement to be filed with the SEC within 120 days after December 31, 2015 and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
Information required by this item relating to transactions with related persons is contained under the caption “Corporate Governance - Certain Relationships and Related Transactions” in our 2016 proxy statement to be filed with the SEC within 120 days after December 31, 2015 and is incorporated herein by reference. Information required by this item relating to director independence is contained under the caption “Corporate Governance - Determination of Independence” in our 2016 proxy statement to be filed with the SEC within 120 days after December 31, 2015 and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.
Information required by this item is contained under the caption “Corporate Governance - Independent Registered Public Accounting Firm Fees and Other Matters” in our 2016 proxy statement to be filed with the SEC within 120 days after December 31, 2015 and is incorporated herein by reference.

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
March 24, 2016
Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Abbie C. Celniker	Director, President and Chief Executive Officer (Principal Executive Officer)	March 24, 2016
Abbie C. Celniker, Ph.D.

/s/ John J. McCabe	Chief Financial Officer (Principal Financial and Accounting Officer)	March 24, 2016
John J. McCabe

/s/ Daniel S. Lynch	Chairman of the Board of Directors	March 24, 2016
Daniel S. Lynch

/s/ David A. Berry	Director	March 24, 2016
David A. Berry, M.D., Ph.D.

/s/ Paul G. Chaney	Director	March 24, 2016
Paul G. Chaney

/s/ Jay S. Duker, M.D.	Director	March 24, 2016
Jay S. Duker, M.D.

/s/ Wendy L. Dixon, Ph.D.	Director	March 24, 2016
Wendy L. Dixon, Ph.D.

/s/ Barry J. Gertz, M.D., Ph.D.	Director	March 24, 2016
Barry J. Gertz, M.D., Ph.D.

/s/ Jane V. Henderson	Director	March 24, 2016
Jane V. Henderson

/s/ Cary G. Pfeffer	Director	March 24, 2016
Cary G. Pfeffer, M.D.

EXHIBIT INDEX

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on February 18, 2014)

3.2	Amended and Restated By-laws of the Registrant (Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on April 16, 2015)

4.1	Specimen Stock Certificate evidencing the shares of common stock (Incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-1/A filed with the SEC on January 23, 2014)

4.2	Amended and Restated Investors’ Rights Agreement of the Registrant (Incorporated by reference to Exhibit 4.2 to our Registration Statement on Form S-1/A filed with the SEC on January 23, 2014)

10.1+	Amended and Restated 2009 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-1 filed with the SEC on December 30, 2013)

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

10.8+	Form of Restricted Stock Unit Agreement under 2014 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on June 29, 2015)

10.9†
License Agreement dated July 13, 2010 by and between the Registrant and The Schepens Eye Research Institute, Inc. (Incorporated by reference to Exhibit 10.8 to our Registration Statement on Form S-1 filed with the SEC on December 30, 2013)

10.10†
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

10.13
Form of Indemnification Agreement by and between the Registrant and each of its directors and executive officers (Incorporated by reference to Exhibit 10.12 to our Registration Statement on Form S-1/A filed with the SEC on January 23, 2014)

10.14+	2014 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.13 to our Registration Statement on Form S-1/A filed with the SEC on January 23, 2014)

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

10.17*+	Employment Agreement, dated August 28, 2015, by and between the Registrant and John J. McCabe

10.18+
Form of Director Restricted Stock Agreement under 2014 Stock Incentive Plan (Incorporated by reference to Exhibit 10.18 to our Registration Statement on Form S-1/A filed with the SEC on January 23, 2014)

10.19
Securities Purchase Agreement, dated November 24, 2014, by and among the Registrant and the persons party thereto (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on December 1, 2014)

10.20
Form of Warrant to Purchase Common Stock, by and between the Registrant and the persons party thereto (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on December 1, 2014)

10.21
Registration Rights Agreement, dated November 24, 2014, by and among the Registrant and the persons party thereto (Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on December 1, 2014)

10.22
Second Loan Modification, dated November 25, 2014, by and among the Registrant and Silicon Valley Bank (Incorporated by reference to Exhibit 10.22 to our Registration Statement on Form S-1 filed with the SEC on December 19, 2014)

10.23
Form of Warrant issued to Silicon Valley Bank and Life Science Loans, LLC dated November 25, 2014 (Incorporated by reference to Exhibit 10.23 to our Registration Statement on Form S-1 filed with the SEC on December 19, 2014)

10.24
Second Amendment to Lease, dated August 18, 2015, by and between the Registrant and ARE-MA Region No. 38, LLC (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q/A filed with the SEC on November 14, 2015)

10.25*	Consent and Third Amendment to Loan and Security Agreement, dated November 25, 2014, by and among the Registrant and Silicon Valley Bank

10.26*†	Amendment #1 to License Agreement dated December 22, 2015 by and between the Registrant and The Schepens Eye Research Institute, Inc.

23.1*	Consent of Ernst & Young LLP

31.1*	Rule 13a-14(a) Certification of Principal Executive Officer

31.2*	Rule 13a-14(a) Certification of Principal Financial Officer

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. §1350

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
+	This exhibit is a compensatory plan or arrangement in which executive officers or directors of the Company participate.
†	Confidential treatment requested as to portions of the exhibit. Confidential materials omitted and filed separately with the Securities and Exchange Commission.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of
Eleven Biotherapeutics, Inc.
We have audited the accompanying balance sheets of Eleven Biotherapeutics, Inc. (the “Company”) as of December 31, 2015 and 2014, and the related statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eleven Biotherapeutics, Inc. at December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015 in conformity with U.S. generally accepted accounting principles.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has recurring losses from operations and has an accumulated deficit. In addition, subsequent to December 31, 2015, the Company was required to provide cash collateral in a separate bank account with the lender equal to the Company’s then outstanding debt in accordance with its loan agreements with the lender. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Ernst & Young LLP
Boston, Massachusetts
March 24, 2016

ELEVEN BIOTHERAPEUTICS, INC.
BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$36,079	$54,059
Prepaid expenses and other current assets	232	342
Total current assets	36,311	54,401
Property and equipment, net	407	486
Restricted cash	94	94
Other assets	13	19
Total assets	$36,825	$55,000
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,246	$2,458
Accrued expenses	1,794	1,987
Notes payable, current portion (Note 14)	4,134	251
Deferred revenue, current portion	406	506
Total current liabilities	7,580	5,202
Other liabilities	423	4
Notes payable, net of current portion (Note 14)	9,763	9,749
Warrant liability	115	3,219
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 5,000,000 shares authorized at December 31, 2015 and 2014 and no shares issued and outstanding at December 31, 2015 and 2014	—	—
Common stock, $0.001 par value per share; 200,000,000 shares authorized at December 31, 2015 and 2014 and 19,619,124 and 17,933,260 shares issued and outstanding at December 31, 2015 and 2014, respectively	20	18
Additional paid-in capital	144,126	128,558
Accumulated deficit	(125,202)	(91,750)
Total stockholders’ equity	18,944	36,826
Total liabilities and stockholders’ equity	$36,825	$55,000
See accompanying notes.

ELEVEN BIOTHERAPEUTICS, INC.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share data)

	Year Ended December 31,
	2015	2014	2013
Revenue:
Collaboration revenue	$490	$2,243	$1,334
Other revenue	500	—	—
Total revenue	990	2,243	1,334
Operating expenses:
Research and development	26,336	26,703	13,788
General and administrative	9,850	8,471	4,024
Total operating expenses	36,186	35,174	17,812
Loss from operations	(35,196)	(32,931)	(16,478)
Other income (expense):
Other income (expense), net	3,139	(849)	(147)
Interest expense	(1,395)	(376)	(1,400)
Total other income (expense), net	1,744	(1,225)	(1,547)
Net loss and comprehensive loss	$(33,452)	$(34,156)	$(18,025)
Cumulative preferred stock dividends and accretion of preferred stock discount	—	(519)	(3,857)
Net loss applicable to common stockholders	$(33,452)	$(34,675)	$(21,882)
Net loss per share applicable to common stockholders—basic and diluted	$(1.76)	$(2.37)	$(16.18)
Weighted-average number of common shares used in net loss per share applicable to common stockholders—basic and diluted	18,993	14,644	1,352
See accompanying notes.

ELEVEN BIOTHERAPEUTICS, INC.
STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
	(in thousands, except share data)
Balance at December 31, 2012	45,250,000	$45,035	—	$—	1,205,038	$1	$272	$(39,569)	$(39,296)
Exercise of stock options and vesting of restricted stock awards	—	—	—	—	286,837	1	34	—	35
Issuance of series B convertible preferred stock, net of issuance costs of $163,000	—	—	5,142,859	7,439	—	—	—	—	—
Issuance of series B convertible preferred stock upon the conversion of notes payable	—	—	2,060,986	4,204	—	—	—	—	—
Beneficial conversion feature of Series B preferred stock discount	—	—	—	(163)	—	—	163	—	163
Accretion of Series B preferred stock discount	—	—	—	163	—	—	(163)	—	(163)
Issuance of warrants for the purchase of common stock							1,685		1,685
Exercise of warrants	—	—	—	—	144,262	—	9	—	9
Stock-based compensation expense	—	—	—	—	—	—	1,260	—	1,260
Net loss	—	—	—	—	—	—	—	(18,025)	(18,025)
Balance at December 31, 2013	45,250,000	45,035	7,203,845	11,643	1,636,137	2	3,260	(57,594)	(54,332)
Initial public offering, net of issuance costs of $7.3 million	(45,250,000)	(45,035)	(7,203,845)	(11,643)	14,010,424	14	106,868	—	106,882
Issuance of common stock, net of issuance costs of $1.5 million	—	—	—	—	1,743,680	2	15,417	—	15,419
Exercise of stock options and vesting of restricted stock awards	—	—	—	—	190,701	—	65	—	65
Exercise of warrants	—	—	—	—	352,318	—	15	—	15
Conversion of preferred stock warrant to common stock warrant	—	—	—	—	—	—	247	—	247
Issuance of common stock warrants in connection with notes payable	—	—	—	—	—	—	254	—	254
Stock-based compensation expense	—	—	—	—	—	—	2,432	—	2,432
Net loss	—	—	—	—	—	—	—	(34,156)	(34,156)
Balance at December 31, 2014	—	—	—	—	17,933,260	18	128,558	(91,750)	36,826
Issuance of common stock, net of issuance costs of $819,000	—	—	—	—	1,446,781	2	12,648	—	12,650
Exercise of stock options and vesting of restricted stock awards	—	—	—	—	239,083	—	63	—	63
Issuance of common stock warrants in connection with notes payable	—	—	—	—	—	—	328	—	328
Stock-based compensation expense	—	—	—	—	—	—	2,529	—	2,529
Net loss	—	—	—	—	—	—	—	(33,452)	(33,452)
Balance at December 31, 2015	—	$—	—	$—	19,619,124	$20	$144,126	$(125,202)	$18,944
See accompanying notes.

ELEVEN BIOTHERAPEUTICS, INC.
STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2015	2014	2013
Operating activities
Net loss	$(33,452)	$(34,156)	$(18,025)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	366	410	438
Non-cash interest expense	108	36	36
Stock-based compensation expense	2,529	2,432	1,260
Change in fair value of warrant liability	(3,104)	123	150
Change in fair value of convertible notes payable, included in interest expense	—	—	991
Loss on extinguishment of debt	—	459	—
Expense related to issuance costs allocated to warrants measured at fair value	—	276	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	110	(259)	167
Restricted cash	—	—	40
Accounts payable	(1,212)	1,021	(211)
Accrued expenses	226	1,315	190
Deferred revenue	(100)	(964)	1,470
Net cash used in operating activities	(34,529)	(29,307)	(13,494)
Investing activities
Purchases of property and equipment	(287)	(137)	—
Net cash used in investing activities	(287)	(137)	—
Financing activities
Proceeds from issuance of convertible notes payable	—	—	3,500
Proceeds from issuance of notes payable, net of debt issuance costs	5,000	9,883	3,000
Payments on equipment financing and notes payable	(877)	(4,633)	(511)
Proceeds from issuance of series B convertible preferred stock, net of issuance costs	—	—	8,837
Proceeds from issuance of common stock and common stock warrants, net of issuance costs	12,650	70,237	—
Proceeds from exercise of common stock options and common stock warrants	63	74	31
Deferred initial public offering costs	—	—	(1,303)
Net cash provided by financing activities	16,836	75,561	13,554
Net (decrease) increase in cash and cash equivalents	(17,980)	46,117	60
Cash and cash equivalents at beginning of period	54,059	7,942	7,882
Cash and cash equivalents at end of period	$36,079	$54,059	$7,942
Supplemental non-cash financing activities
Conversion of Series A and Series B preferred stock into 8,260,444 shares of common stock	$—	$56,678	$—
Conversion of preferred stock warrants into common stock warrants	$—	$247	$—
Conversion of notes payable and accrued interest thereon into Series B convertible preferred stock	$—	$—	$4,204
Issuance of warrants to purchase common stock	$328	$3,300	$1,685
Supplemental cash flow information
Cash paid for interest	$930	$335	$264
See accompanying notes.

ELEVEN BIOTHERAPEUTICS, INC.
NOTES TO FINANCIAL STATEMENTS
1. Organization and Basis of Presentation
Eleven Biotherapeutics, Inc. (the “Company”), formerly known as Denovo Therapeutics, Inc. and Newco LS14, Inc., a Delaware corporation formed on February 25, 2008, is a biopharmaceutical company with a proprietary protein engineering platform, called AMP-Rx, that it applies to the discovery and development of protein therapeutics to treat diseases of the eye. The Company's most advanced product candidate, which is still in preclinical development, is EBI-031, which the Company designed, engineered and generated using its AMP-Rx platform and is developing as an intravitreal injection for diabetic macular edema, or DME, and uveitis. In 2015, the Company initiated the necessary chemistry, manufacturing and control, or CMC, development work and nonclinical safety studies of EBI-031 to support the submission of an investigational new drug application ("IND") to the United States Food and Drug Administration ("FDA").
On May 28, 2013, the Company entered into a collaboration and license agreement with ThromboGenics N.V (“ThromboGenics”). Under the agreement, the Company and ThromboGenics are collaborating to identify protein or peptide therapeutics that directly modulate any of a specified set of targets in a novel pathway in retinal disease (See Note 3).
These financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).
Liquidity
The Company has financed its operations to date primarily through private placements of its common stock and preferred stock and convertible bridge notes, venture debt borrowings and its initial public offering ("IPO") and as of December 31, 2015, the Company had cash and cash equivalents totaling approximately $36.1 million, net working capital of $28.7 million and an accumulated deficit of $125.2 million. Additionally, as described in Note 14, in January 2016, as a result of the outcome of the Company’s Phase 3 clinical trial of its lead product candidate, isunakinra (EBI-005), for the treatment of severe allergic conjunctivitis, the Company was required to fund a cash collateral account with Silicon Valley Bank ("SVB") in an amount equal to approximately $15.1 million, representing the outstanding obligations under the Loan and Security Agreement with SVB dated May 27, 2010, as amended on September 4, 2012, November 25, 2014 and December 4, 2015 (the “Loan Agreement”). In March 2016, the Company prepaid all outstanding amounts owed to SVB and terminated the Loan Agreement with existing cash on hand.
The future success of the Company is dependent on its ability to develop its product candidates and ultimately upon its ability to attain profitable operations. The Company is subject to a number of risks similar to other early-stage life science companies, including, but not limited to, successful discovery and development of its product candidates, raising additional capital with favorable terms, development by its competitors of new technological innovations, protection of proprietary technology and market acceptance of the Company’s products. The successful discovery and development of product candidates requires substantial working capital which may not be available to the Company on favorable terms. These factors raise substantial doubt about the Company’s ability to continue as a going concern. In order for the Company to continue operations beyond 2016 and be able to discharge its liabilities and commitments in the normal course of business, the Company has taken or will take the following steps, not all of which are entirely within the Company’s control:

•
The Company engaged an investment bank to conduct a review of strategic alternatives to maximize shareholder value. Potential strategic alternatives to be explored and evaluated during the review process may include the sale of the Company, a strategic partnership with one or more parties or the licensing, sale or divestiture of some of the Company’s proprietary technologies. The Company cannot provide any commitment regarding when or if this strategic review process will result in any type of transaction and no assurance can be given that the Company will determine to pursue a potential sale, strategic partnership or licensing arrangement.

•	The Company does not see an immediate path forward for isunakinra (EBI-005) and has implemented a plan to wind down the development activities associated with isunakinra.

•	The Company has conducted a review of its operations and implemented a plan to reduce operating expenses to align with current operating conditions.

ELEVEN BIOTHERAPEUTICS, INC.
NOTES TO FINANCIAL STATEMENTS (continued)

•
As described in Note 14, on March 1, 2016, the Company prepaid all outstanding amounts owed to SVB under the Loan Agreement. The Company continues to evaluate other financing alternatives to provide additional working capital on terms that are consistent with the Company’s business plans.

The Company believes that its cash and cash equivalents at December 31, 2015 of $36.1 million will be sufficient to fund the Company’s current operating plan into the fourth quarter of 2016. If the Company is unable to obtain adequate financing or engage in a strategic transaction on acceptable terms and when needed, it will be required to implement further cost reduction strategies. These factors, and the factors described above, continue to raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.
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
Revenue Recognition
To date, the Company’s revenue has been primarily from the collaboration and license agreement with ThromboGenics (See Note 3) and, to a lesser extent, from a license agreement.
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

ELEVEN BIOTHERAPEUTICS, INC.
NOTES TO FINANCIAL STATEMENTS (continued)

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
Research and Development Costs
Expenditures relating to research and development are expensed in the period incurred. Research and development expenses consist of both internal and external costs associated with the development of the Company’s proprietary protein engineering platform called AMP-Rx and its protein-based therapeutics, including isunakinra and EBI-031. The research and development costs include personnel-related costs, stock-based compensation, facilities, research-related overhead, clinical trial costs, manufacturing costs and other contracted services, license fees, and other external costs.
In certain circumstances, the Company is required to make advance payments to vendors for goods or services that will be received in the future for use in research and development activities. In such circumstances, the advance payments are deferred and are expensed when the activity has been performed or when the goods have been received.
Stock-Based Compensation

ELEVEN BIOTHERAPEUTICS, INC.
NOTES TO FINANCIAL STATEMENTS (continued)

The Company accounts for its stock-based compensation awards in accordance with ASC Topic 718, Compensation—Stock Compensation (“ASC 718”). ASC 718 requires all stock-based payments to employees and directors, including grants of employee stock options, to be recognized as expense in the statements of operations based on their grant date fair values. For stock options granted to employees and to members of the Board of Directors for their services on the Board of Directors, the Company estimates the grant date fair value of each option award using the Black-Scholes option-pricing model. The use of the Black-Scholes option-pricing model requires management to make assumptions with respect to the expected term of the option, the expected volatility of the common stock consistent with the expected life of the option, risk-free interest rates and expected dividend yields of the common stock. For awards subject to service-based vesting conditions, the Company recognizes stock-based compensation expense, net of estimated forfeitures, equal to the grant date fair value of stock options on a straight-line basis over the requisite service period. For awards subject to both performance and service-based vesting conditions, the Company recognizes stock-based compensation expense using an accelerated recognition method.
The Company expenses restricted stock awards and restricted stock units to employees and directors based on the fair value of the award on a straight-line basis over the associated service period of the award. Awards of restricted stock to non-employees are adjusted through stock-based compensation expense at each reporting period end to reflect the current fair value of such awards and expensed on a straight-line basis.
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
During the years ended December 31, 2015, 2014 and 2013, the Company recorded stock-based compensation expense, which was allocated as follows in the statements of operations (in thousands):

	Year Ended December 31,
	2015	2014	2013
Research and development expense	$1,032	$1,069	$1,150
General and administrative expense	1,497	1,363	110
	$2,529	$2,432	$1,260
No related tax benefits were recognized for the years ended December 31, 2015, 2014 and 2013.
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
The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. As of December 31, 2015 and 2014, the Company did not have any significant uncertain tax positions.
Comprehensive Loss

ELEVEN BIOTHERAPEUTICS, INC.
NOTES TO FINANCIAL STATEMENTS (continued)

Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the years ended December 31, 2015, 2014 and 2013, comprehensive loss was equal to net loss.
Cash and Cash Equivalents
The Company considers highly liquid investments with a maturity of 3 months or less when purchased to be cash equivalents.
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
The following table presents information about the Company’s financial assets and liabilities that have been measured at fair value, and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value. The Company determines the fair value of the common stock warrants (See Note 9) using Level 3 inputs.
The following table summarizes the assets and liabilities measured at fair value on a recurring basis at December 31, 2015 (in thousands):

Description	December 31, 2015	Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$36,079	$36,079
Restricted cash	94	94
Total assets	$36,173	$36,173	$—	$—
Liabilities:
Warrant liability	$115	$—	$—	$115
Total liabilities	$115	$—	$—	$115
The following table summarizes the assets and liabilities measured at fair value on a recurring basis at December 31, 2014 (in thousands):

ELEVEN BIOTHERAPEUTICS, INC.
NOTES TO FINANCIAL STATEMENTS (continued)

Description	December 31, 2014	Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$54,059	$54,059	$—	$—
Restricted cash	94	94	—	—
Total assets	$54,153	$54,153	$—	$—
Liabilities:
Warrant liability	$3,219	$—	$—	$3,219
Total liabilities	$3,219	$—	$—	$3,219
The carrying amounts reflected in the balance sheets for prepaid expenses and other current assets, other assets, accounts payable and accrued expenses approximate their fair values at December 31, 2015 and 2014, due to their short-term nature. At December 31, 2015, the carrying value of the notes payable approximates fair value.
There have been no changes to the valuation methods during the years ended December 31, 2015 and 2014. The Company evaluates transfers between levels at the end of each reporting period. There were no transfers of assets or liabilities between levels during the years ended December 31, 2015 and 2014.
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
Impairment of Long-Lived Assets
The Company periodically evaluates its long-lived assets for potential impairment in accordance with ASC Topic 360, Property, Plant and Equipment. Potential impairment is assessed when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Recoverability of these assets is assessed based on undiscounted expected future cash flows from the assets, considering a number of factors, including past operating results, budgets and economic projections, market trends and product development cycles. If impairments are identified, assets are written down to their estimated fair value. The Company has not recognized any impairment charges through December 31, 2015.
Warrant Liability
The Company accounts for warrant instruments that either conditionally or unconditionally obligate the issuer to transfer assets as liabilities regardless of the timing of the redemption feature or price, even though the underlying shares may be classified as permanent or temporary equity. These warrants are subject to revaluation at each balance sheet date, and any changes in fair value are recorded as a component of other expense, until the earlier of their exercise or expiration or upon the completion of a liquidation event. The following table sets forth a summary of changes in the fair value of the Company’s common stock warrant liability, which represented a recurring measurement classified within Level 3 of the fair value hierarchy, wherein fair value was estimated using significant unobservable inputs (in thousands):

Beginning balance, January 1, 2015	$3,219
Change in fair value of common stock warrants	(3,104)
Ending balance, December 31, 2015	$115
Segment Information
Operating segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions on how to allocate

ELEVEN BIOTHERAPEUTICS, INC.
NOTES TO FINANCIAL STATEMENTS (continued)

resources and assess performance. The Company views its operations and manages its business in one operating segment. The Company operates in one geographic segment.
Subsequent Events (See Note 14)
The Company considers events or transactions that occur after the balance sheet date, but prior to the issuance of the financial statements, to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through the date these financial statements were issued.
Net Loss Per Share
Basic net loss per share applicable to common stockholders is calculated by dividing net loss applicable to common stockholders by the weighted average shares outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by adjusting weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury-stock method and the if-converted method. For purposes of the diluted net loss per share calculation, convertible preferred stock, stock options, unvested restricted stock, restricted stock units and common and preferred stock warrants are considered to be common stock equivalents but have been excluded from the calculation of diluted net loss per share, as their effect would be anti-dilutive for all periods presented. Therefore, basic and diluted net loss per share was the same for all periods presented.
The following common stock equivalents were excluded from the calculation of diluted net loss per share applicable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect or the exercise prices were greater than the average market price of the common shares.

	As of December 31,
	2015	2014	2013
Convertible preferred stock	—	—	8,260,444
Stock options	1,803,574	1,438,528	1,346,238
Unvested restricted stock	41,657	125,027	163,353
Restricted stock units	150,932	—	—
Common stock warrants	926,840	899,340	333,799
Preferred stock warrants	—	—	30,708
	2,923,003	2,462,895	10,134,542
Recent Accounting Pronouncements
In the second quarter of 2014, the Financial Accounting Standards Board (FASB) issued guidance applicable to revenue recognition that will be effective for the Company for the year ending December 31, 2018. The new guidance must be adopted using either a full retrospective approach for all periods presented or a modified retrospective approach. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The new guidance applies a more principles-based approach to recognizing revenue. The Company is evaluating the new guidance and the expected effect on the Company’s financial statements.
In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Going Concern (Subtopic 205-40) (“ASU 2014-15”). ASU 2014-15 requires management of all entities to evaluate whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued (or available to be issued when applicable). The guidance is effective for fiscal years beginning after December 15, 2016 and for interim periods within that fiscal year. The Company does not expect the adoption of this guidance to have a material effect on the Company’s financial statements, but may require further disclosure in its financial statements once adopted.
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

ELEVEN BIOTHERAPEUTICS, INC.
NOTES TO FINANCIAL STATEMENTS (continued)

applicable disclosures for a change in accounting principle. The amendment is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted. The
Company does not expect the adoption of this guidance to have a material effect on the Company’s financial statements.
In November 2015, the FASB issued Accounting Standard Update No. 2015-17, Balance Sheet Classification of Deferred Taxes(“ASU 2015-17”). ASU 2015-17 requires companies to classify all deferred tax assets and liabilities as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. The guidance is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. The guidance may be adopted on either a prospective or retrospective basis. The Company does not expect the adoption of this guidance to have a material effect on the Company’s financial statements.
In January 2016, the FASB issued Accounting Standard Update No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-01"). ASU 2016-01 requires entities to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value, and recognize any changes in fair value in net income unless the investments qualify for the new measurement alternative. For financial liabilities measured using the fair value option in Accounting Standards Codification 825, Financial Instruments, entities will need to present any change in fair value caused by a change in instrument-specific credit risk (own credit risk) separately in other comprehensive income. ASU 2016-01 also changes certain disclosure requirements and other aspects of current GAAP. It does not change the guidance for classifying and measuring investments in debt securities and loans. The guidance is effective for annual periods, beginning after December 15, 2017, including interim periods within those annual periods. Early adoption is not permitted. The Company does not expect the adoption of this guidance to have a material effect on the Company’s financial statements.
In February 2016, the FASB issued Accounting Standard Update No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). ASU 2016-02 addresses the financial reporting of leasing transactions. Under current guidance for lessees, leases are only included on the balance sheet if certain criteria, classifying the agreement as a capital lease, are met. This update will require the recognition of a right-of-use asset and a corresponding lease liability, discounted to the present value, for all leases that extend beyond 12 months. For operating leases, the asset and liability will be expensed over the lease term on a straight-line basis, with all cash flows included in the operating section of the statement of cash flows. For finance leases, interest on the lease liability will be recognized separately from the amortization of the right-of-use asset in the statement of operations and the repayment of the principal portion of the lease liability will be classified as a financing activity while the interest component will be included in the operating section of the statement of cash flows. This guidance is effective for annual and interim reporting periods beginning after December 15, 2018. Early adoption is permitted. The Company has not yet completed the analysis of how adopting this guidance will affect our financial statements.
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
ThromboGenics has funded certain research and development services performed by the Company during the research term, which is initially thirty (30) months and automatically extends to the extent that the parties mutually agree in writing. The activities under the agreement are governed by a Joint Research Committee (“JRC”). The JRC is responsible for overseeing the research activities under the agreement. The JRC will disband at the end of the research term. The initial research term concluded in November 2015. However the parties have agreed to continue the existing Collaboration and License Agreement to provide the Company the time required to complete additional research activities for no additional consideration. The Company expects the relevant data to become available in the second quarter of 2016. To date, no collaboration products have been identified.
The Company received a $1.75 million upfront payment and will receive a set rate per annual full time equivalent personnel working on the collaboration, which will be paid quarterly in advance. The Company is also eligible to receive up to an

ELEVEN BIOTHERAPEUTICS, INC.
NOTES TO FINANCIAL STATEMENTS (continued)

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
The Company is recognizing the arrangement consideration using the proportional performance method, by which the amounts are recognized in proportion to the costs incurred based on full time equivalent personnel efforts. The Company recorded revenue of $0.5 million, $2.2 million and $1.3 million for the year ended December 31, 2015, 2014 and 2013, respectively. The costs incurred by the Company related to the research activities are recorded as research and development expense in the statement of operations and comprehensive loss.
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
As of December 31, 2015, the Company had not received any milestone or royalty payments.

ELEVEN BIOTHERAPEUTICS, INC.
NOTES TO FINANCIAL STATEMENTS (continued)

4. Property and Equipment
Property and equipment and related accumulated depreciation are as follows ($ in thousands):

	Estimated Useful Life (Years)	December 31,
		2015	2014
Lab equipment	5	$1,961	$1,795
Furniture and fixtures	4	107	107
Computer equipment	3	171	206
Software	3	25	25
Leasehold improvements	Lesser of useful life or remaining lease term	100	100
		2,364	2,233
Less accumulated depreciation and amortization		(1,957)	(1,747)
Total property and equipment, net		$407	$486
Depreciation expense amounted to $366,000, $410,000 and $438,000 for the years ended December 31, 2015, 2014 and 2013, respectively.
5. Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	December 31,
	2015	2014
Development costs	$931	$834
Employee compensation	573	874
Professional fees	194	195
Interest	88	84
Other	8	—
	$1,794	$1,987
6. Indebtedness
Term Loan
In May 2010, the Company entered into the Loan Agreement with SVB, pursuant to which the Company could borrow up to $1.5 million. The Loan Agreement was secured by substantially all of the Company’s assets, excluding its intellectual property. Outstanding borrowings bore interest at a fixed per annum rate equal to 8.25%. The Company borrowed the entire $1.5 million in two equal advances in June 2010 and July 2010, and principal and interest payments were due through September 2013.
In September 2012, the Company modified the Loan Agreement with SVB such that the Company was able to borrow up to $5.0 million (the “First Loan Modification Agreement”). On September 4, 2012, the Company borrowed $2.0 million under the First Loan Modification Agreement, of which $0.5 million of the proceeds was used to repay the outstanding balance of the original Loan and Security Agreement. The interest rate on the amount borrowed in 2012 was fixed at 5.75% per annum. On February 1, 2013, the Company borrowed the remaining loan amount of $3.0 million under the First Loan Modification Agreement. The interest rate on the amount borrowed in 2013 was fixed at 5.75% per annum. The Company made interest-only payments until October 1, 2013, and was required to make consecutive equal monthly payments of principal, plus accrued interest, over the remaining term. The Company accounted for the amendment as a modification, as the terms of the amendment were not substantially different from the original terms of the Loan Agreement.
In November 2014, the Company modified the Loan Agreement with SVB such that the Company was able to increase the amount it may borrow under this venture debt facility to $15.0 million (the “Second Loan Modification Agreement”). On November 25, 2014, the Company borrowed a first tranche of $10.0 million, of which amount approximately $3.2 million was

ELEVEN BIOTHERAPEUTICS, INC.
NOTES TO FINANCIAL STATEMENTS (continued)

applied to the repayment of outstanding debt obligations to SVB under the First Loan Modification Agreement, including accrued interest. The Company borrowed the remaining $5.0 million on May 11, 2015. The interest rate for each tranche was set at the funding date for such tranche at 3.75% above the prime lending rate published in the Wall Street Journal. The interest rate on the amount borrowed in 2014 was fixed at 7.00% per annum.
The Company accounted for the Second Loan Modification Agreement as an extinguishment as the terms of the Second Loan Modification Agreement were substantially different from the original terms of the Loan Agreement, and recorded a loss on extinguishment of $0.5 million, which was recorded in other expenses on the Statement of Operations and Comprehensive Loss. The warrants issued in connection with the debt (see Note 9) were treated as part of the extinguishment loss.
In connection with the Second Loan Modification Agreement, the Company issued to SVB and Life Science Loans, LLC warrants to purchase a total of 27,500 shares of the Company's common stock at a per share exercise price of $11.04 (the "Warrants"). In connection with the Company's draw-down of $5.0 million in May 2015 the Warrants automatically became exercisable for the purchase of an additional 27,500 shares of common stock at a per share exercise price of $11.83. The exercise price and the number of shares are subject to adjustment upon a merger event, reclassification of the shares of common stock, subdivision or combination of the shares of common stock or certain dividend payments. The Warrants may be exercised on a cashless basis at any time. The Warrants are exercisable until November 24, 2024 and will be exercised automatically on a net issuance basis if not exercised prior to the expiration date and if the then-current fair market value of one share of common stock is greater than the exercise price then in effect.
On December 4, 2015, the Company entered into a Consent and Third Amendment to Loan and Security Agreement (the "Third Loan Amendment") with SVB in connection with the assignment of the Company's proprietary SuperminTM albumin variant assets to a third party pursuant to a Patent Assignment and License Agreement dated as of December 4, 2015.
The Third Loan Amendment modified the repayment terms of the Loan Agreement under specified circumstances and the circumstances under which the Company was required to fund a cash collateral account with SVB in an amount equal to the outstanding amount under the Loan Agreement. As a result of the Company's Phase 3 clinical trial of isunakinra for the treatment of severe allergic conjunctivitis, which constituted a "Study Discontinuation Event" pursuant to the terms of the Loan Agreement, the Company was required to fund a cash collateral account with SVB in an amount equal to approximately $15.1 million, representing the outstanding obligations under the Loan Agreement.
The Company accounted for the Third Loan Amendment as a modification as the terms of the Third Loan Amendment were not substantially different from the terms of the Second Loan Amendment. The Company recorded a debt discount of $328,000, which is being accreted as interest expense over the remaining term of the loan. The Company recorded interest expense of $102,000 for the year ended December 31, 2015. The offsetting credit to the debt discount was recorded as additional paid-in-capital.
The Company also accreted the final payment over the term of the debt using the effective interest method. As of December 31, 2015, the Company had accreted $354,000 of the final payment. The Company also evaluated the debt for embedded features that need to be bifurcated, noting that the contingent interest feature and events of default were required to be bifurcated, but were concluded to be de minimis in value at inception and at December 31, 2015. At December 31, 2015 and 2014, $14.1 million and $10.0 million were outstanding on the term loan under the Loan Agreement, respectively. On March 1, 2016, the Company prepaid all outstanding amounts owed to SVB and terminated the Loan Agreement (See Note 14).
Scheduled principal payments on outstanding debt, as of December 31, 2015, are as follows (in thousands):

2016	$4,263
2017	4,978
2018	4,883
$14,124

7. Commitments and Contingencies
Operating Lease

ELEVEN BIOTHERAPEUTICS, INC.
NOTES TO FINANCIAL STATEMENTS (continued)

The Company leases its corporate headquarters under an operating lease that is scheduled to expire on April 30, 2018. The Company recorded $494,000, $416,000 and $725,000 in rent expense for the years ended December 31, 2015, 2014 and 2013, respectively. The operating lease requires the Company to share in prorated operating expenses and property taxes based upon actual amounts incurred; those amounts are not fixed for future periods and, therefore, are not included in the future commitments listed below.
The minimum aggregate future lease commitment at December 31, 2015 is as follows (in thousands):

2016	$642
2017	671
2018	227
$1,540
The Schepens Eye Research Institute, Inc. / The Massachusetts Eye and Ear Infirmary
In July 2010, the Company entered into a license agreement with The Schepens Eye Research Institute, Inc. (“Schepens”), pursuant to which Schepens granted the Company an exclusive royalty-bearing license, with the right to grant sublicenses, to certain intellectual property rights for the development of IL-1blocker for ophthalmic indications. The Company is obligated to pay Schepens up to $4.7 million and issue up to 105,000 shares of its common stock in milestone payments, contingent upon the issuance of certain patents. In addition, the Company is obligated to pay Schepens a tiered single-digit royalty based on net sales of the licensed product. During the year ended December 31, 2014, the Company paid Schepens and expensed $350,000 upon the achievement of a clinical milestone. The Company terminated the agreement with Schepens subsequent to December 31, 2015 (See Note 14).
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

ELEVEN BIOTHERAPEUTICS, INC.
NOTES TO FINANCIAL STATEMENTS (continued)

Reserved for Future Issuance
The Company has reserved the following shares of stock:

	As of December 31,
	2015	2014
Unvested restricted stock	41,657	125,027
Restricted stock units	150,932	—
Options to purchase common stock	2,319,772	1,904,107
Warrants to purchase common stock	926,840	899,340
Employee stock purchase plan	157,480	—
	3,596,681	2,928,474
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
Securities Purchase Agreement
On December 2, 2014, the Company issued and sold 1,743,680 shares of its common stock, par value $0.001 per share (the “Shares”) and warrants to purchase 871,840 shares of common stock (the “Common Warrants”) in a private placement. Investors paid $11.47 per Share and also received a Common Warrant to purchase one half of one share of common stock for every one Share purchased. The Common Warrants are exercisable at an exercise price of $15.00 per share and expire three years from the date of issuance. The Company received net proceeds from the offering of approximately $18.2 million after deducting placement agent’s fees and other offering expenses payable by the Company.
At-the-Market Facility
In March 2015, the Company entered into a sales agreement (the "Sales Agreement") with Cowen & Company, LLC
("Cowen"), pursuant to which the Company may issue and sell shares of its common stock from time to time having an aggregate offering price of up to $40 million through Cowen, acting as its agent. Sales of the Company's common stock through Cowen may be made by any method permitted that is deemed an “at the market offering” as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on or through the Nasdaq Global Market, sales made to or through a market maker other than on an exchange or otherwise, in negotiated transactions at market prices, and/
or any other method permitted by law. Cowen is not required to sell any specific amount, but acts as the Company's sales agent using commercially reasonable efforts consistent with its normal trading and sales practices.

ELEVEN BIOTHERAPEUTICS, INC.
NOTES TO FINANCIAL STATEMENTS (continued)

Shares sold pursuant to the Sales Agreement have been sold pursuant to a shelf registration statement, or the 2015 Shelf, which became effective on March 20, 2015 (File No 333-202676), as supplemented by a prospectus supplement dated March
11, 2015. Under the Sales Agreement, the Company pays Cowen a commission of up to 3% of the gross proceeds. As of
December 31, 2015, the Company had sold approximately 1,446,781 shares pursuant to the Sales Agreement, resulting in proceeds of approximately $12.7 million, net of commissions and issuance costs.
9. Common Stock Warrants
On November 25, 2014, the Company issued Warrants to purchase a total of 27,500 shares of common stock to SVB and Life Science Loans, LLC at an exercise price of $11.04 per share in connection with the Second Loan Modification Agreement (See Note 6). In connection with the Company's drawdown of an additional $5.0 million pursuant to the Loan Agreement in May 2015, the Warrants automatically became exercisable for the purchase of an additional 27,500 shares of common stock at a per share exercise price of $11.83. The Warrants are exercisable immediately and have a ten-year life. The Warrants were initially valued at $0.3 million each using the Black-Scholes option-pricing model. The following assumptions were used in valuing the Warrants:

	May 11, 2015	November 25, 2014
Risk-free interest rate	2.28%	2.27%
Expected dividend yield	—%	—%
Expected term (in years)	10	10
Expected volatility	94.60%	79.28%
On December 2, 2014, the Company issued 871,840 warrants to purchase shares of common stock at an exercise price of $15.00 per share (the “PIPE Warrants”) in connection with a private placement of common stock (See Note 8). The PIPE Warrants are exercisable immediately and have a three-year life. Upon certain events, the Company is required to settle the PIPE Warrants for cash. As a result, the Company has classified the PIPE Warrants as a liability.
The Company allocated $3.0 million to the PIPE Warrants with the residual proceeds allocated to the common stock. The fair value of the PIPE Warrants was determined using the Black-Scholes option pricing model. The fair value of the PIPE Warrants is re-measured at each reporting date using then-current assumptions With changes in fair value charged to other income (expense) on the statement of operations and comprehensive loss. As of December 31, 2015 and 2014, the PIPE Warrants were valued using the Black-Scholes option-pricing model at $0.1 million and $3.2 million, respectively. The following assumptions were used in valuing the PIPE Warrants:

	December 31, 2015	December 31, 2014	December 2, 2014
Risk-free interest rate	1.06%	1.10%	0.96%
Expected dividend yield	—%	—%	—%
Expected term (in years)	1.92	2.92	3
Expected volatility	70.67%	56.79%	57.28%
The change in fair value of $(3.1) million and $0.2 million was recorded as other (income) expense in the accompanying statement of operations for the year ended December 31, 2015 and 2014, respectively. As of December 31, 2015, none of the PIPE Warrants had been exercised.
10. Share-Based Payments
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

ELEVEN BIOTHERAPEUTICS, INC.
NOTES TO FINANCIAL STATEMENTS (continued)

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
2014 Stock Incentive Plan
In December 2013, the Company’s 2014 Stock Incentive Plan (the “2014 Plan”) was adopted by the Board of Directors and was approved by the Company’s stockholders in January 2014. The 2014 Plan became effective immediately prior to the closing of the Company’s IPO in February 2014. The 2014 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock units, stock appreciation rights and other stock-based awards. The number of shares of the Company’s common stock reserved for issuance under the 2014 Plan is the sum of (1) 708,661 shares, plus (2) the number of shares (up to 1,347,821 shares) equal to (a) 1,586 shares (representing the number of shares reserved for issuance under the 2009 Plan that remained available for future issuance as of the effectiveness of the 2014 Plan) and (b) the number of shares of the Company’s common stock subject to outstanding awards under the Company’s 2009 Plan that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased without having been fully exercised or resulting in any common stock being issued, plus (3) an annual increase, to be added on the first day of each fiscal year, equal to the lowest of 1,102,362 shares of the Company’s common stock, 4% of the number of shares of the Company’s common stock outstanding on the first day of the applicable fiscal year and an amount determined by the Company’s board of directors. On January 1, 2015, the
Company increased the number of shares reserved for issuance under the 2014 Plan by 722,331 shares.
The Company’s employees, officers, directors, consultants and advisors are eligible to receive awards under the 2014 Plan.
However, incentive stock options may only be granted to the Company’s employees.
A summary of the Company’s stock option activity and related information follows:

	Shares	Weighted-Average Exercise Price	Remaining Contractual Life (in years)
Outstanding at December 31, 2014	1,438,528	$4.93	7.86
Granted	802,828	8.66
Exercised	(78,585)	0.74
Cancelled or forfeited	(359,197)	7.40
Outstanding at December 31, 2015	1,803,574	$6.28	7.78
Exercisable at December 31, 2015	855,711	$4.80	7.11
Vested and expected to vest at December 31, 2015 (1)	1,589,145	$6.58	7.88
(1)Represents the number of vested options, plus the number of unvested options expected to vest.
The total intrinsic value of options vested and expected to vest as of December 31, 2015 was $1.2 million. The total intrinsic value of options exercised for the years ended December 31, 2015, 2014 and 2013 was $768,000, $921,000 and $170,000, respectively. The total fair value of employee options vested for the years ended December 31, 2015, 2014 and 2013 was $1.8 million, $1.3 million and $40,000, respectively.
Restricted Stock
From time to time, upon approval by the Board of Directors, certain employees and advisors have been granted restricted shares of common stock. These shares of restricted stock are subject to repurchase rights. Accordingly, the Company has recorded the proceeds from the issuance of restricted stock as a liability in the balance sheets. The restricted stock liability is reclassified into

ELEVEN BIOTHERAPEUTICS, INC.
NOTES TO FINANCIAL STATEMENTS (continued)

stockholders’ equity as the restricted stock vests. A summary of the status of unvested restricted stock as of December 31, 2015 and 2014, and changes during the year ended December 31, 2015 are presented below:

	Restricted Stock	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2014	125,027	$5.39
Granted	6,660	4.03
Vested	(90,030)	2.67
Unvested at December 31, 2015	41,657	$11.05
The Company issued 6,660 and 3,000 shares of restricted stock to non-employees during the years ended December 31, 2015 and 2014, respectively. No restricted stock was granted to non-employees during the year ended December 31, 2013. The non-employee restricted stock is revalued as it vests. There were 1,787 shares of non-employee unvested restricted stock outstanding at December 31, 2015. The expense related to the restricted stock granted to non-employees for the years ended December 31, 2015, 2014 and 2013 was $45,000, $58,000 and $481,000, respectively.
Restricted Stock Units
From time to time, upon approval by the Board of Directors, certain employees have been granted restricted stock units. A summary of the status of restricted stock units is presented below:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2014	—	$—
Granted	221,400	2.82
Vested	(70,468)	2.76
Unvested at December 31, 2015	150,932	$2.85
The Company did not issue any restricted stock units to non-employees during the years ended December 31, 2015, 2014 and 2013.
Performance-Based Stock Options
The Company has granted stock options to the founders of the Company, which contain both performance-based and service-based vesting criteria. Milestone events are specific to the Company’s corporate goals, including but not limited to certain preclinical and clinical development milestones related to the Company’s product candidates. Stock-based compensation expense associated with these performance-based stock options is recognized if the performance condition is considered probable of achievement using management’s best estimates. There was no expense recorded for milestone based vesting awards during the year ended December 31, 2015. During the years ended December 31, 2014 and 2013, management determined that a performance-based milestone was achieved and recorded stock-based compensation expense of $293,000 and $106,000, respectively. The remaining milestones were not deemed to be probable of achievement as of December 31, 2015. As of December 31, 2015, unrecognized compensation expense related to performance based awards was $352,000.
Stock-Based Compensation Expense
The fair value of each stock option granted to employees and directors was estimated on the date of grant using the Black-Scholes option-pricing model based on the assumptions noted in the following table:

ELEVEN BIOTHERAPEUTICS, INC.
NOTES TO FINANCIAL STATEMENTS (continued)

	Year Ended December 31,
	2015	2014	2013
Risk-free interest rate	1.42-1.92%	1.67-2.02%	1.09-2.07%
Expected dividend yield	—%	—%	—%
Expected term (in years)	5.75-6	5.75-6	6
Expected volatility	69.06-74.11%	60.00-69.58%	72.13-77.80%
Volatility
Since the Company has only been publicly traded since February 6, 2014 , it does not have relevant historical data to support its expected volatility. As such, the Company has used a weighted-average of expected volatility based on the volatilities of a representative group of publicly traded biopharmaceutical companies. For purposes of identifying representative companies, the Company considered characteristics such as stage of development and area of therapeutic focus. The expected volatility has been determined using a weighted-average of the historical volatilities of the representative group of companies for a period equal to the expected term of the option grant. The Company intends to continue to consistently apply this process using the same similar entities until a sufficient amount of historical information regarding the volatility of the Company’s own share price becomes available or until circumstances change, such that the identified entities are no longer representative companies. In the latter case, more suitable, similar entities whose share prices are publicly available would be utilized in the calculation.
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
Using the Black-Scholes option-pricing model, the weighted-average per share grant date fair values of options granted to employees in 2015, 2014 and 2013 were $5.60, $8.68 and $4.07, respectively. The expense related to the options granted to employees for the years ended December 31, 2015, 2014 and 2013 were $2.0 million, $1.6 million and $0.2 million, respectively.
The Company did not grant stock options to non-employees during the years ended December 31, 2015 and 2014. The Company granted 231,968 stock options to non-employees during the year ended December 31, 2013 with weighted-average exercise prices of $1.77 per share.

ELEVEN BIOTHERAPEUTICS, INC.
NOTES TO FINANCIAL STATEMENTS (continued)

The fair value of each non-employee stock option granted is estimated using the Black-Scholes option-pricing model based on assumptions noted in the following table:

	Year Ended December 31,
	2015	2014	2013
Risk-free interest rate	1.19-2.26%	1.67-2.04%	1.82-2.99%
Expected dividend yield	0.00%	0.00%	0.00%
Expected option life (years)	10	10	10
Expected stock price volatility	67.24-92.40%	57.65-80.98%	76.28-78.14%
The total number of non-employee stock options outstanding at December 31, 2015 was 332,041. The non-employee stock options are revalued as they vest. The Company calculated the value of the stock options using the Black-Scholes option-pricing model. The expense related to the options granted to non-employees for the years ended December 31, 2015, 2014 and 2013 were $168,000, $504,000 and $486,000, respectively.
Employee Stock Purchase Plan
On January 21, 2014, the Company’s Board of Directors adopted its 2014 Employee Stock Purchase Plan (“2014 ESPP”), which was subsequently approved by the Company's stockholders and became effective upon the closing of the Company’s IPO on February 6, 2014. The 2014 ESPP authorizes the initial issuance of up to a total of 157,480 shares of the Company’s common stock to participating employees. The first offering period under the 2014 ESPP opened on September 15, 2015. As of December 31, 2015, no shares have been issued pursuant to the 2014 ESPP.
11. Income Taxes
A reconciliation of the expected income tax benefit (expense) computed using the federal statutory income tax rate to the Company’s effective income tax rate was as follows:

	Year Ended December 31,
	2015	2014	2013
Income tax benefit computed at federal statutory tax rate	34.00%	34.00%	34.00%
State taxes, net of federal benefit	5.59	5.05	4.67
General business credits and other credits	1.77	1.33	4.28
Permanent differences	2.38	(1.29)	(3.52)
Change in valuation allowance	(43.74)	(39.09)	(39.43)
Total	—%	—%	—%
The Company has incurred net operating losses, or NOLs, from inception. At December 31, 2015, the Company has federal and state NOL carryforwards of $120.0 million and $118.2 million, respectively, available to reduce future taxable income, that expire beginning in 2029 through 2035. The Company also had federal and state research and development tax credit carryforwards of $1.7 million and $1.2 million, respectively, available to reduce future tax liabilities that expire beginning in 2025 through 2035. Included in the federal and state net operating losses are deductions attributable to excess tax benefits from the exercise of stock options of $0.7 million. The tax benefits attributable to these deductions are credited directly to additional paid-in capital when realized.
Under the provisions of the Internal Revenue Code, certain substantial changes in the Company’s ownership may result in a limitation on the amount of NOL carryforwards and research and development credit carryforwards that may be utilized annually to reduce future taxable income and taxes payable. The Company has not determined if a limitation has occurred.
The Company’s deferred tax assets consist of the following (in thousands):

ELEVEN BIOTHERAPEUTICS, INC.
NOTES TO FINANCIAL STATEMENTS (continued)

	December 31,
	2015	2014
Deferred tax assets:
Net operating loss carryforwards	$46,749	$33,267
Research and development credit carryforwards	2,462	1,979
Accruals and other	1,385	948
Capitalized license and organization costs	66	73
Capitalized start-up costs	278	309
Depreciation	21	—
Total gross deferred tax asset	50,961	36,576
Deferred tax liability	—	(18)
Valuation allowance	(50,961)	(36,558)
Net deferred tax asset	$—	$—
As required by ASC 740, Income Taxes (“ASC 740”), management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are composed principally of NOL carryforwards and research and development credit carryforwards. Management has determined that it is more likely than not that the Company will not recognize the benefits of its federal and state deferred tax assets, and, as a result, a valuation allowance of $51.0 million and $36.6 million has been established at December 31, 2015 and 2014, respectively. The change in the valuation allowance was $14.4 million for the year ended December 31, 2015. At December 31, 2015 and for prior periods, the Company had no unrecognized tax benefits. The Company has not, as yet, conducted a study of its research and development credit carryforwards. Such a study may result in an adjustment to the Company’s research and development credit carryforwards; however, until a study is completed and any adjustment is known, no amount is being presented as an uncertain tax position. A full valuation allowance has been provided against the Company’s research and development credits, and, if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. Thus, there would be no impact to the balance sheets or statements of operations and comprehensive loss if an adjustment were required.
The Company applies the accounting guidance in ASC 740 related to accounting for uncertainty in income taxes. The Company’s reserves related to taxes are based on a determination of whether, and how much of, a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized following resolution of any potential contingencies present related to the tax benefit. As of December 31, 2015 and 2014, the Company had no unrecognized tax benefits. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.
The Company files income tax returns in the U.S. federal tax jurisdiction and the Massachusetts state jurisdiction. Since the Company is in a loss carryforward position, the Company is generally subject to examination by the U.S. federal, state and local income tax authorities for all tax years in which a loss carryforward is available. The Company does not have any international operations as of December 31, 2015. There are currently no federal or state audits in process.
12. Related-Party Transaction
The landlord from which the Company leases its corporate headquarters under an operating lease purchased 250,000 shares of series A preferred stock at $1.00 per share, the price paid by the other investors, after execution of the lease (See Note 7).
13. Defined Contribution Benefit Plan
The Company sponsors a 401(k) retirement plan, in which substantially all of its full-time employees are eligible to participate. Participants may contribute a percentage of their annual compensation to this plan, subject to statutory limitations. The Company made matching contributions of $62,000 to this plan during the year ended December 31, 2015. The Company did not provide any contributions to this plan during the years ended December 31, 2014 and 2013.
14. Subsequent Events
On January 15, 2016, the Company announced top-line results from the Company’s Phase 3 clinical trial of isunakinra for the treatment of severe allergic conjunctivitis. As a result of the outcome of this trial, which constituted a “Study Discontinuation

ELEVEN BIOTHERAPEUTICS, INC.
NOTES TO FINANCIAL STATEMENTS (continued)

Event” pursuant to the terms of the Loan Agreement, the Company was required to fund a cash collateral account with SVB in an amount equal to approximately $15.1 million, representing the outstanding obligations under the Loan Agreement.
On February 10, 2016, the Company provided notice to The Schepens Eye Research Institute, Inc. (“Schepens”) of the Company’s termination of the License Agreement dated July 13, 2010, as amended, between the Company and Schepens (the “License Agreement”), to be effective 60 days following receipt of such notice by Schepens.
On March 1, 2016, the Company prepaid all outstanding amounts owed to SVB under the Loan Agreement. The outstanding principal amount under the Loan Agreement was $13.7 million. In addition, the Company paid $0.1 million in accrued interest and $1.1 million in prepayment and other fees.
15. Selected Quarterly Financial Data (Unaudited)
The following table contains quarterly financial information for 2015 and 2014. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair statement of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(in thousands, except per share data)
Total revenue	$244	$114	$67	$565	$990
Total operating expenses	7,841	8,516	9,426	10,403	36,186
Loss from operations	(7,597)	(8,402)	(9,359)	(9,838)	(35,196)
Net loss	(6,524)	(6,906)	(9,693)	(10,329)	(33,452)
Net loss applicable to common stockholders	(6,524)	(6,906)	(9,693)	(10,329)	(33,452)
Net loss per share applicable to common stockholders—basic and diluted	$(0.36)	$(0.36)	$(0.50)	$(0.53)	$(1.76)

	2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(in thousands, except per share data)
Total revenue	$568	$761	$539	$375	$2,243
Total operating expenses	7,757	8,806	11,141	7,470	35,174
Loss from operations	(7,189)	(8,045)	(10,602)	(7,095)	(32,931)
Net loss	(7,222)	(8,121)	(10,674)	(8,139)	(34,156)
Net loss applicable to common stockholders	(7,741)	(8,121)	(10,674)	(8,139)	(34,675)
Net loss per share applicable to common stockholders—basic and diluted	$(0.80)	$(0.51)	$(0.66)	$(0.49)	$(2.37)