Form 10-Q
period 2016-03-31
Eleven Biotherapeutics, Inc.
filed 2016-05-05
CIK 1485003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    ☐  Yes    ☒  No
Number of outstanding shares of Common Stock as of April 30, 2016: 19,881,725

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

•	our ability to successfully develop our product candidates and complete our planned clinical programs;

•	results of early clinical studies and whether they will be indicative of the results of future studies;

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

•	the potential advantages of EBI-031

•	our estimates regarding the potential market opportunity for EBI-031 and our other product candidates;

•	our sales, marketing and distribution capabilities and strategy;

•	our ability to establish and maintain arrangements for the manufacture of EBI-031 and our other product candidates;

•	our ability to enter into and successfully complete other collaborations or in-license or acquire rights to other products, product candidates or technologies;

•	our ability to obtain, maintain and protect our intellectual property for our technology and products;

•	the rate and degree of market acceptance and clinical utility of our products;

•	our estimates regarding expenses, future revenues, capital requirements and need for additional financing;

•	the impact of governmental laws and regulations; and

•	our competitive position.
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

PART I—FINANCIAL INFORMATION

Item 1.         Financial Statements
ELEVEN BIOTHRAPEUTICS, INC.
CONDENSED BALANCE SHEETS
(unaudited)
(in thousands, except share and per share data)

	March 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$13,419	$36,079
Prepaid expenses and other current assets	387	232
Total current assets	13,806	36,311
Property and equipment, net	353	407
Restricted cash	174	94
Other assets	—	13
Total assets	$14,333	$36,825
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,588	$1,246
Accrued expenses	491	1,794
Notes payable, current portion	—	4,134
Deferred revenue	203	406
Total current liabilities	2,282	7,580
Other liabilities	81	423
Notes payable, net of current portion	—	9,763
Warrant liability	—	115
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 5,000,000 shares authorized at March 31, 2016 and December 31, 2015 and no shares issued and outstanding at March 31, 2016 and December 31, 2015	—	—
Common stock, $0.001 par value per share; 200,000,000 shares authorized at March 31, 2016 and December 31, 2015 and 19,767,545 and 19,619,124 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	20	20
Additional paid-in capital	144,726	144,126
Accumulated deficit	(132,776)	(125,202)
Total stockholders’ equity	11,970	18,944
Total liabilities and stockholders’ equity	$14,333	$36,825
See accompanying notes.

ELEVEN BIOTHERAPEUTICS, INC.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2016	2015
Revenue	$229	$244
Operating expenses:
Research and development	4,632	5,238
General and administrative	2,147	2,603
Total operating expenses	6,779	7,841
Loss from operations	(6,550)	(7,597)
Other income (expense):
Other income, net	138	1,308
Loss on extinguishment of debt	(915)	—
Interest expense	(247)	(235)
Total other (expense) income, net	(1,024)	1,073
Net loss and comprehensive loss	$(7,574)	$(6,524)
Net loss per share applicable to common stockholders—basic and diluted	$(0.39)	$(0.36)
Weighted-average number of common shares used in net loss per share applicable to common stockholders—basic and diluted	19,639	17,971
See accompanying notes.

ELEVEN BIOTHERAPEUTICS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2016	2015
Operating activities
Net loss	$(7,574)	$(6,524)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	54	96
Non-cash interest expense	26	2
Stock-based compensation expense	586	664
Change in fair value of warrant liability	(115)	(1,304)
Loss on extinguishment of debt	221
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(162)	(155)
Restricted cash	(80)	—
Accounts payable	342	(415)
Accrued expenses and other liabilities	(1,645)	(598)
Deferred revenue	(203)	(244)
Net cash used in operating activities	(8,550)	(8,478)
Investing activities
Purchases of property and equipment	—	(32)
Net cash used in investing activities	—	(32)
Financing activities
Proceeds from issuance of common stock and common stock warrants, net of offering costs	—	(46)
Payments on notes payable	(14,124)	—
Proceeds from exercise of common stock options and warrants	14	46
Net cash used in financing activities	(14,110)	—
Net decrease in cash and cash equivalents	(22,660)	(8,510)
Cash and cash equivalents at beginning of period	36,079	54,059
Cash and cash equivalents at end of period	$13,419	$45,549
Supplemental cash flow information
Cash paid for interest	$663	$175
See accompanying notes.

ELEVEN BIOTHERAPEUTICS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
1. Organization and Basis of Presentation
Eleven Biotherapeutics, Inc. (the “Company”), formerly known as Denovo Therapeutics, Inc. and Newco LS14, Inc., a Delaware corporation formed on February 25, 2008, is a biopharmaceutical company with a proprietary protein engineering platform, called AMP-Rx, that it applies to the discovery and development of protein therapeutics to treat diseases of the eye. The Company’s most advanced product candidate, which is still in preclinical development, is EBI-031, which the Company designed, engineered and generated using its AMP-Rx platform and is developing as an intravitreal injection for diabetic macular edema, or DME, and uveitis. In 2015, the Company initiated the necessary chemistry, manufacturing and control ("CMC") development work and nonclinical safety studies of EBI-031 to support the submission of an investigational new drug application ("IND") to the United States Food and Drug Administration ("FDA").
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
Liquidity
The Company has financed its operations to date primarily through private placements of its common stock and preferred stock and convertible bridge notes, venture debt borrowings and its initial public offering ("IPO"), and as of March 31, 2016, the Company had cash and cash equivalents totaling approximately $13.4 million, net working capital of $11.5 million and an accumulated deficit of $132.8 million. In January 2016, as a result of the outcome of the Company’s Phase 3 clinical trial of its lead product candidate, isunakinra (EBI-005), for the treatment of severe allergic conjunctivitis, the Company was required to fund a cash collateral account with Silicon Valley Bank ("SVB") in an amount equal to approximately $15.1 million, representing the outstanding obligations under the Loan and Security Agreement with SVB dated May 27, 2010, as amended on September 4, 2012, November 25, 2014 and December 4, 2015 (the “Loan Agreement”). In March 2016, the Company prepaid all outstanding amounts owed to SVB and terminated the Loan Agreement with existing cash on hand.

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

•	The Company does not see an immediate path forward for isunakinra and has implemented a plan to wind down the development activities associated with isunakinra.

•	The Company has conducted a review of its operations and implemented a plan to reduce operating expenses to align with current operating conditions.

•
On March 1, 2016, the Company prepaid all outstanding amounts owed to SVB under the Loan Agreement. The Company continues to evaluate other financing alternatives to provide additional working capital on terms that are consistent with the Company’s business plans.

The Company believes that its cash and cash equivalents of $13.4 million as of March 31, 2016 will be sufficient to fund the Company’s current operating plan into the fourth quarter of 2016. If the Company is unable to obtain adequate financing or engage in a strategic transaction on acceptable terms and when needed, it will be required to implement further cost reduction strategies. These factors and the factors described above continue to raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.
2. Significant Accounting Policies
Unaudited interim financial information
Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. Accordingly, these interim condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (the “2015 10-K”).
The condensed financial statements as of March 31, 2016 and for the three months ended March 31, 2016 and 2015 and the related information contained within the notes to the financial statements are unaudited. The unaudited financial statements have been prepared on the same basis as the annual audited financial statements, and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for the fair presentation of the Company’s financial position as of March 31, 2016, the statements of operations and comprehensive loss and the statement of cash flows for the three months ended March 31, 2016 and 2015. The results for the three months ended March 31, 2016 are not necessarily indicative of results to be expected for the year ending December 31, 2016, or any other future annual or interim periods.

Net loss per share
Basic net loss per share applicable to common stockholders is calculated by dividing net loss applicable to common stockholders by the weighted average shares outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by adjusting weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury-stock method and the if-converted method. For purposes of the diluted net loss per share calculation, stock options, unvested restricted stock, restricted stock units and warrants are considered to be common stock equivalents but have been excluded from the calculation of diluted net loss per share, as their effect would be anti-dilutive for all periods presented. Therefore, basic and diluted net loss per share was the same for all periods presented.
The following common stock equivalents were excluded from the calculation of diluted net loss per share applicable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect or the exercise prices were greater than the average market price of the common shares.

	As of March 31,
	2016	2015
Stock options	2,420,804	1,933,158
Unvested restricted stock	35,440	98,535
Restricted stock units	147,598	—
Common stock warrants	926,840	899,340
	3,530,682	2,931,033
There have been no material changes to the significant accounting policies previously disclosed in the 2015 10-K.
Recent Accounting Pronouncements
In the second quarter of 2014, the Financial Accounting Standards Board ("FASB") issued guidance applicable to revenue recognition that will be effective for the Company for the year ending December 31, 2018. The new guidance must be adopted using either a full retrospective approach for all periods presented or a modified retrospective approach. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The new guidance applies a more principles-based approach to recognizing revenue. The Company is evaluating the new guidance and the expected effect on the Company’s financial statements.

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
In November 2015, the FASB issued Accounting Standard Update No. 2015-17, Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”). ASU 2015-17 requires companies to classify all deferred tax assets and liabilities as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. The guidance is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. The guidance may be adopted on either a prospective or retrospective basis. The Company does not expect the adoption of this guidance to have a material effect on the Company’s financial statements.
In February 2016, the FASB issued Accounting Standard Update No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). ASU 2016-02 addresses the financial reporting of leasing transactions. Under current guidance for lessees, leases are only included on the balance sheet if certain criteria, classifying the agreement as a capital lease, are met. This update will require the recognition of a right-of-use asset and a corresponding lease liability, discounted to the present value, for all leases that extend beyond 12 months. For operating leases, the asset and liability will be expensed over the lease term on a straight-line basis, with all cash flows included in the operating section of the statement of cash flows. For finance leases, interest on the lease liability will be recognized separately from the amortization of the right-of-use asset in the statement of operations and the repayment of the principal portion of the lease liability will be classified as a financing activity while the interest component will be included in the operating section of the statement of cash flows. This guidance is effective for annual and interim reporting periods beginning after December 15, 2018. Early adoption is permitted. The Company has not yet completed the analysis of how adopting this guidance will affect its financial statements.

In March 2016, the FASB issued Accounting Standard Update No. 2016-09, Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Some of the areas of simplification apply only to nonpublic entities. For public business entities, the amendments in ASU 2016-09 are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. For all other entities, the amendments are effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted for any entity in any interim or annual period for which financial statements haven’t been issued or made available for issuance. If an entity early adopts the amendments in an interim period, any adjustments must be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The Company does not expect the adoption of this guidance to have a material effect on the Company’s financial statements.
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
The following table summarizes the assets measured at fair value on a recurring basis at March 31, 2016 (in thousands):

Description	March 31, 2016	Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$13,419	$13,419	$—	$—
Total	$13,419	$13,419	$—	$—

Description	March 31, 2016	Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Liabilities:
Warrant liability	$—	$—	$—	$—
Total	$—	$—	$—	$—
The following table summarizes the assets and liabilities measured at fair value on a recurring basis at December 31, 2015 (in thousands):

Description	December 31, 2015	Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$36,079	$36,079	$—	$—
Total	$36,079	$36,079	$—	$—

Description	December 31, 2015	Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Liabilities:
Warrant liability	$115	$—	$—	$115
Total	$115	$—	$—	$115
The Company measures the fair value of the warrants classified as a liability at each reporting date using the Black-Scholes option pricing model using the following assumptions:

	March 31, 2016	December 31, 2015
Risk-free interest rate	0.73%	1.06%
Expected dividend yield	—%	—%
Expected term (in years)	1.67	1.92
Expected volatility	77.65%	70.67%
The following table sets forth a summary of changes in the fair value of the Company’s common stock warrant liability, which represented a recurring measurement classified within Level 3 of the fair value hierarchy, wherein fair value was estimated using significant unobservable inputs (in thousands):

Beginning balance, January 1, 2016	$115
Change in fair value	(115)
Ending balance, March 31, 2016	$—
The change in the fair value of the warrant liability is primarily influenced by the price of the underlying common stock.

There have been no changes to the valuation methods utilized during the three months ended March 31, 2016. The Company evaluates transfers between levels at the end of each reporting period. There were no transfers of assets or liabilities between levels during the three months ended March 31, 2016.
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
The Company was recognizing the arrangement consideration using the proportional performance method, by which the amounts are recognized in proportion to the costs incurred based on full time equivalent personnel efforts. Subsequent to the amendment in November 2015, the Company is recognizing revenue on a straight-line basis over the remaining performance period. The Company recorded revenue related to this agreement of $203,000 and $244,000 for the three months ended March 31, 2016 and 2015, respectively. The costs incurred by the Company related to the research activities are recorded as research and development expense in the statement of operations and comprehensive loss.
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
As of March 31, 2016, the Company had not received any milestone or royalty payments under the collaboration and license agreement.
5. Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Development costs	$344	$931
Employee compensation	55	573
Professional fees	92	194
Interest	—	88
Other	—	8
	$491	$1,794
6. Share-Based Payments
In December 2013, the Company's 2014 Stock Incentive Plan (the "2014 Plan") was adopted by the Board of Directors and approved by the Company's stockholders in January 2014. Pursuant to the terms of the plan, the number of shares authorized for issuance automatically increases on the first day of each fiscal year. On January 1, 2016 and 2015, the number of shares reserved for issuance under the 2014 Plan increased by 786,431 and 722,331 shares, respectively. As of March 31, 2016 the total number of shares of common stock available for issuance under the 2014 Plan was 567,289.
The Company also maintains the Eleven Biotherapeutics, Inc. 2009 Stock Incentive Plan (the "2009 Plan"), as amended and restated. In February 2014, the Company ceased granting stock incentive awards under the 2009 Plan.
Stock-Based Compensation Expense
Stock-based compensation expense by award type was as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Stock options	$435	$637
Restricted stock	54	27
Restricted stock units	92	—
Employee stock purchase plan	5	—
	$586	$664
At March 31, 2016, there was $3.7 million of total unrecognized compensation expense, net of estimated forfeitures, related to non-vested stock options, unvested restricted stock, restricted stock units (each with service-based vesting provisions), and shares issued pursuant to the Company's 2014 Employee Stock Purchase Plan (the "ESPP"). This unrecognized compensation expense is expected to be recognized over a weighted-average period of 2.08 years.
The Company has granted stock options to the founders and officers of the Company, which contain both performance-based and service-based vesting criteria. Milestone events are specific to the Company’s corporate goals, including but not limited to certain preclinical and clinical development milestones related to the Company’s product candidates. Stock-based compensation expense associated with these performance-based stock options is recognized if the performance condition is considered probable of achievement using management’s best estimates. There was no expense recorded for performance-based vesting awards during the three months ended March 31, 2016 and 2015. The remaining milestones were not deemed to be probable of achievement as of March 31, 2016. As of March 31, 2016, unrecognized compensation expense related to performance based awards was $42,000.
Stock Options
A summary of the stock option activity is presented below:

	Shares	Weighted-Average Exercise Price
Outstanding at December 31, 2015	1,803,574	$6.28
Granted	916,776	0.28
Exercised	(118,110)	0.06
Cancelled or forfeited	(181,436)	2.85
Outstanding at March 31, 2016	2,420,804	$4.57
Exercisable at March 31, 2016	860,693	$5.88
Vested and expected to vest at March 31, 2016(1)	2,012,694	$5.14

(1)	Represents the number of vested options, plus the number of unvested options expected to vest.
Restricted Stock
From time to time, upon approval by the Board of Directors, certain employees, directors and advisors have been granted restricted shares of common stock. A summary of the unvested restricted stock is presented below:

	Restricted Stock	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2015	41,657	$11.05
Granted	—	—
Vested	(6,217)	8.88
Unvested at March 31, 2016	35,440	$11.43

Restricted Stock Units
From time to time, upon approval by the Board of Directors, certain employees have been granted restricted stock units. A summary of the restricted stock units is presented below:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2015	150,932	$2.85
Granted	—	—
Vested	(3,334)	4.09
Unvested at March 31, 2016	147,598	$2.82
Employee Stock Purchase Plan
On January 21, 2014, the Company’s board of directors adopted its 2014 ESPP, which was subsequently approved by its stockholders and became effective upon the closing of the Company’s IPO on February 6, 2014. The 2014 ESPP authorizes the initial issuance of up to a total of 157,480 shares of the Company’s common stock to participating employees. The first offering period under the 2014 ESPP opened on September 15, 2015 and closed on March 14, 2016. On March 14, 2016, the Company issued and sold 20,760 shares of its common stock pursuant to the 2014 ESPP at a purchase price of $0.31 per share. The second offering period under the 2014 opened on March 15, 2016.
7. Indebtedness
Term Loan
On March 1, 2016, the Company prepaid all outstanding amounts owed to SVB under the Loan Agreement. These obligations included the outstanding principal and interest of $13.8 million and a prepayment penalty of $0.2 million. In addition, the Company was required to pay a final payment equal to 6% of the amounts borrowed under the Loan Agreement, or $0.9 million, of which $0.4 million was accrued as of March 1, 2016. In addition, as a result of the prepayment, the Company wrote off the unamortized debt issuance costs and debt discount of $0.2 million. In connection with the prepayment, the Company has recorded a loss on extinguishment of debt of $0.9 million, which is included in other expense on the condensed statement of operations and comprehensive income for the three months ending March 31, 2016.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the notes to those financial statements appearing in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 10-K”). This discussion contains forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in Part II, Item IA, “Risk Factors” of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in or implied by the forward-looking statements.
Overview
We are a preclinical stage biopharmaceutical company with a proprietary protein engineering platform, called AMP-Rx, that we apply to the discovery and development of protein therapeutics to treat diseases of the eye. Our therapeutic approach is based on the role of cytokines in diseases of the eye, our understanding of the structural biology of cytokines and our ability to rationally design and engineer proteins to modulate the effects of cytokines. Cytokines are cell signaling molecules found in the body that can have important inflammatory effects. Our most advanced product candidate, which is still in preclinical development, is EBI-031, which we designed, engineered and generated using our AMP-Rx platform and are developing as an intravitreal injection for diabetic macular edema, or DME, and uveitis. In 2015, we initiated the necessary chemistry, manufacturing and control, or CMC, development work and nonclinical safety studies of EBI-031 to support the submission of an investigational new drug application, or IND, to the United States Food and Drug Administration, or FDA. If the results of these efforts and our additional preclinical studies of EBI-031 are favorable, we intend to submit an IND for EBI-031 for the treatment of DME and uveitis to the FDA in the first half of 2016 for the purpose of conducting clinical trials. We hold worldwide commercialization rights to EBI-031.
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
We anticipate that we will continue to incur substantial expenses in connection with the advancement of our preclinical product candidate, EBI-031, including the expenses associated with our planned submission of an IND for EBI-031 for the treatment of DME and uveitis in the first half of 2016 and our planned initiation of clinical trials of EBI-031 for the treatment of DME.
We expect to devote substantial financial resources to our ongoing and planned activities, particularly initiating and completing clinical development of EBI-031 for the treatment of DME, uveitis or other indications and, if successful, seeking marketing approval for EBI-031. We also expect to devote additional financial resources to functions associated with operating as a public company. We also may devote additional financial resources to conducting research and development if we determine to proceed into clinical development, initiating clinical trials of, and seeking regulatory approval for, our other product candidates. In addition, if we obtain regulatory approval for any of our product candidates, we would need to devote substantial financial resources to commercialization efforts, including product manufacturing, marketing, sales and distribution. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

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

In accordance with NASDAQ Marketplace Rule 5810(c)(3)(A), we were provided 180 calendar days, or until August 30, 2016, to regain compliance with the Minimum Bid Price Rule and the Minimum Market Value Rule.
On May 3, 2016, we received notification from the NASDAQ Listings Qualification Department that for the last ten consecutive business days, from April 19, 2016 to May 2, 2016, the minimum market value of our publicly held shares has been $5,000,000 or greater. Accordingly, we have regained compliance with the Minimum Market Value Rule.
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
In connection with the agreement, we received an upfront, non-refundable payment of $1.75 million, and are entitled to receive payment for our performance of activities under the agreement at a set rate per full time annual equivalent personnel for research services pursuant to the agreement. We identified three deliverables in the arrangement: the research license, the research services and our participation on the joint research committee, or JRC deliverable, and concluded that there are two units of accounting: a combined research license and research services deliverable and the JRC deliverable. The estimated selling price for the JRC deliverable was de minimis, and thus we allocated the fixed arrangement consideration to the combined unit of accounting. We were recognizing revenue using the proportional performance method by which the amounts are recognized in proportion to the costs incurred based on full time equivalent efforts. Subsequent to the amendment in November 2015, the Company is recognizing revenue on a straight-line basis over the remaining performance period.In addition, we are eligible to receive up to an aggregate of $10.0 million if ThromboGenics achieves specified preclinical and clinical development milestones and up to an aggregate of $15.0 million if ThromboGenics achieves specified regulatory milestones. There are no commercialization or sales based milestones under the agreement. ThromboGenics is obligated to pay us a low single digit royalty on the sale of collaboration products. We recognized collaboration revenue of $0.2 million in connection with this collaboration for the three months ended March 31, 2016 and $0.2 million for the three months ended March 31, 2015. To date, no collaboration products have been identified and therefore we do not expect that we will generate significant revenue from our collaboration with ThromboGenics in the future.
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

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Programs:
Isunakinra	$1,322	$3,051
EBI-031	1,739	428
Total program expenses	3,061	3,479
Personnel and other expenses:
Employee and contractor-related expenses	1,184	1,268
Platform-related lab expenses	137	189
Facility expenses	147	109
Other expenses	103	193
Total personnel and other expenses	1,571	1,759
Total research and development expenses	$4,632	$5,238
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
Other Income (Expense), Net
Other income and expense consists primarily of interest income earned on cash and cash equivalents, interest expense on outstanding debt, the loss on extinguishment of our debt, and the gain or loss associated with the change in the fair value of our warrant liability.
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
There have been no material changes to our critical accounting policies and significant judgments and estimates from those previously disclosed in the 2015 10-K.
Results of Operations
Comparison of the Three Months Ended March 31, 2016 and 2015

	Three Months Ended March 31,
	2016	2015	Change
	(in thousands)
Revenue	$229	$244	$(15)
Operating expenses:
Research and development	4,632	5,238	(606)
General and administrative	2,147	2,603	(456)
Total operating expenses	6,779	7,841	(1,062)
Loss from operations	(6,550)	(7,597)	1,047
Other expense, net	(1,024)	1,073	(2,097)
Net loss	$(7,574)	$(6,524)	$(1,050)
Revenue. Revenue remained relatively flat at $0.2 million for the three months ended March 31, 2016 and the three months ended March 31, 2015.
Research and development expenses. Research and development expenses were $4.6 million for the three months ended March 31, 2016 compared to $5.2 million for the three months ended March 31, 2015. The decrease of $0.6 million was primarily due to a decrease of $1.7 million of isunakinra-related development expenses. In 2015, we completed a Phase 3 clinical trial evaluating the use of isunakinra in patients with dry eye disease. This decrease was partially offset by increases in EBI-031 related development expenses of $1.3 million during the three months ended March 31, 2016. In late 2015, we began undertaking the necessary CMC development work and nonclinical safety studies to support the submission of an IND to the FDA. In addition, stock-based compensation expense allocated to research and development expenses was $221,000 for the three months ended March 31, 2016 compared to $280,000 for the three months ended March 31, 2015.
General and administrative expenses. General and administrative expenses were $2.1 million for the three months ended March 31, 2016 compared to $2.6 million for the three months ended March 31, 2015. The decrease of $0.5 million was primarily due to decreased professional fees.
Other income (expense), net. Other income (expense), net was $(1.0) million for the three months ended March 31, 2016 compared to $1.1 million for the three months ended March 31, 2015. The change of $(2.1) million was due to the decrease in the fair value of the Company's warrant liability of $1.3 million in 2015 compared to $0.1 million in 2016 as well as a loss on extinguishment of debt of $0.9 million associated with the prepayment of the loan with SVB.
Liquidity and Capital Resources
Sources of Liquidity
Since inception, we have incurred significant operating losses. Substantially all of our revenue to date has been collaboration revenue and, to a lesser extent, from a licensing agreement. To date, we have financed our operations primarily through private placements of our common stock, preferred stock and bridge notes convertible into our preferred stock, venture debt borrowings, our IPO, sales effected in an "at the market" offering through our agent, Cowen, and, to a lesser extent, from a collaboration.
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
Shares sold pursuant to the Sales Agreement have been sold pursuant to a shelf registration statement, or the 2015 Shelf, which became effective on March 20, 2015 (File No 333-202676), as supplemented by a prospectus supplement dated March 11, 2015. Under the Sales Agreement, we pay Cowen a commission of up to 3% of the gross proceeds. As of March 31, 2016, we had sold approximately 1,446,781 shares pursuant to the Sales Agreement, resulting in proceeds of approximately $12.7 million, net of commissions and issuance costs.
In November 2014, we amended our Loan and Security Agreement, or the Loan Agreement, with SVB to increase the amount we could borrow to $15.0 million. We borrowed $10.0 million in 2014, and we borrowed the remaining $5.0 million in May 2015. In December 2015, we amended the Loan Agreement to change the repayment terms of the Loan Agreement underspecified circumstances and to change the circumstances under which we were required to fund a cash collateral account with SVB in an amount equal to the outstanding amount under the Loan Agreement. As a result of the outcome of our Phase 3 clinical trial of isunakinra for the treatment of severe allergic conjunctivitis, we were required to fund a cash collateral account with SVB in an amount equal to approximately $15.1 million, representing the outstanding obligations under the Loan Agreement. On March 1, 2016, we prepaid all outstanding amounts owed to SVB, in an amount equal to approximately $14.9 million, and terminated the Loan Agreement.
Cash Flows
As of March 31, 2016, we had cash and cash equivalents of $13.4 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.
The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(8,550)	$(8,478)
Investing activities	—	(32)
Financing activities	(14,110)	—
Net (decrease) increase in cash and cash equivalents	$(22,660)	$(8,510)
Operating activities. Net cash used in operating activities was $8.6 million for the three months ended March 31, 2016, and consisted primarily of a net loss of $7.6 million adjusted for non-cash items, including stock-based compensation expense of $0.6 million, depreciation expense of $54,000, a net change of $0.1 million in the fair value of the warrant liability and a net change in operating assets and liabilities of $(1.7) million.
Net cash used in operating activities was $8.5 million for the three months ended March 31, 2015, and consisted primarily of a net loss of $6.5 million adjusted for non-cash items, including stock-based compensation expense of $0.7 million, depreciation expense of $96,000, a net change of $1.3 million in the fair value of the warrant liability and a net change in operating assets and liabilities of $(1.4) million.
Investing activities. Net cash used in investing activities consists of purchases of property and equipment. For the three months ended March 31, 2016 and 2015, we purchased $0 and $32,000 of property and equipment, respectively.
Financing activities. Net cash used in financing activities for the three months ended March 31, 2016 was $14.1 million and consisted primarily of repayment of outstanding debt obligations. On March 1, 2016, we prepaid all outstanding amounts owed to SVB and terminated the Loan Agreement.
There was no net cash provided by financing activities for the three months ended March 31, 2015.

Funding Requirements
We anticipate that we will continue to incur substantial expenses in connection with the advancement of our preclinical product candidate, EBI-031, including the expenses associated with our planned submission of an IND for EBI-031 for the treatment of DME and uveitis in the first half of 2016.
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
As of March 31, 2016, we had cash and cash equivalents of $13.4 million. In March 2016, we prepaid all outstanding amounts and fees under the Loan Agreement with SVB, in an amount equal to approximately $14.9 million. We believe that our current cash and cash equivalents will be sufficient to fund our operating expenses into the fourth quarter of 2016. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.
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
Contractual Obligations and Commitments
On March 1, 2016, we prepaid all outstanding amounts owed to SVB and terminated the Loan Agreement.
The following table summarizes our contractual obligations as of March 31, 2016:

	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
	(in thousands)
Operating lease obligations(1)	$1,394	$663	$731	$—	$—
Total fixed contractual obligations	$1,394	$663	$731	$—	$—
(1) We lease office space at 215 First Street in Cambridge, Massachusetts under a non-cancellable operating lease that expires on April 30, 2018.
Off-balance Sheet Arrangements
We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the Securities and Exchange Commission, or SEC.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes to our exposure to market risk from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 as filed with the SEC on March 25, 2016.
Item 4.         Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of March 31, 2016, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.
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
Since inception, we have incurred significant operating losses. Our net loss was $33.5 million for the year ended December 31, 2015, $34.2 million for the year ended December 31, 2014 and $18.0 million for the year ended December 31, 2013 and $7.6 million for the three months ended March 31, 2016. As of March 31, 2016, we had an accumulated deficit of $132.8 million. To date, we have financed our operations primarily through private placements of our common stock and preferred stock and convertible bridge notes, venture debt borrowings and our initial public offering, or IPO, sales effected in an "at the market" offering through our agent, Cowen and Company, LLC, and, to a lesser extent, from a collaboration. All of our revenue to date has been collaboration revenue, which we first began to generate in 2013. We have devoted substantially all of our financial resources and efforts to research and development activities. We are still in the early stages of development of our product candidates, and we have not completed development of any drugs. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year.
We anticipate that we will continue to incur substantial expenses in connection with the advancement of our preclinical product candidate, EBI-031, including the expenses associated with our planned submission of an investigational new drug application, or IND, for EBI-031 for the treatment of diabetic macular edema, or DME, and uveitis in the first half of 2016 and our planned initiation of clinical trials of EBI-031 for the treatment of DME.
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
As of March 31, 2016, we had cash and cash equivalents of $13.4 million. In March 2016, we prepaid all outstanding amounts and fees under a loan and security agreement with Silicon Valley Bank, in an amount equal to approximately $14.9 million. We believe that our current cash and cash equivalents will be sufficient to fund our operating expenses into the fourth quarter of 2016. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. We are planning to spend significant funds to advance our preclinical development of EBI-031, including costs associated with the submission of an IND for DME and uveitis and the initiation of clinical trials of EBI-031 for the treatment of DME. At this time we cannot reasonably estimate the remaining costs necessary to complete clinical development to evaluate the safety and efficacy of EBI-031 for the treatment of DME, uveitis or any other indication or to complete the development of any other product candidate.
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
We are in the early stages of development of EBI-031. We plan to submit an IND for EBI-031 for the treatment of DME and uveitis in the first half of 2016 to enable us to initiate clinical development of this product candidate.
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
We may not conduct clinical trials of EBI-031 in the United States until we submit an IND to the FDA. We plan to submit an IND for EBI-031 for the treatment of DME and uveitis in the first half of 2016.
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

Collaboration agreements may not lead to development or commercialization of product candidates in the most efficient manner, or at all. If our existing collaboration and license agreement with ThromboGenics, and any future collaborations that we enter into, do not result in the successful development and commercialization of products or if one of our collaborators terminates its agreement with us, we may not receive any future research funding or milestone or royalty payments under the collaboration. The initial research term concluded in November 2015. However the parties have agreed to continue the existing Collaboration and License Agreement to provide us the time required to complete additional research activities for no additional consideration. We expect the relevant data to become available in the second quarter of 2016. To date, no collaboration products have been identified. If we do not receive the funding we expect under these agreements, our development of our product candidates could be delayed and we may need additional resources to develop our product candidates. All of the risks relating to product development, regulatory approval and commercialization described in our Annual Report on Form 10-K also apply to the activities of our collaborators.
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
We are highly dependent on the research and development, clinical and business development expertise of Abbie Celniker, Ph.D., our President and Chief Executive Officer, Karen L. Tubridy, our Chief Development Officer, Michael Goldstein, M.D., our Chief Medical Officer, and John J. McCabe, our Chief Financial Officer, as well as the other principal members of our management, scientific and clinical team. Although we have entered into employment agreements with our executive officers, each of them may terminate their employment with us at any time. For example, in January 2016, Eric Furfine notified us of his resignation as our Chief Scientific Officer. We do not maintain “key person” insurance for any of our executives or other employees.
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
As of April 30, 2016, our current executive officers and directors, combined with our stockholders who own more than 5% of our outstanding common stock, in the aggregate, beneficially owned shares representing approximately 57.2% of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.
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
The trading price of our common stock has and may continue to fluctuate significantly. During the period from January 4, 2016 to April 30, 2016, the closing sales price of our common stock ranged from a high of $3.00 per share to a low of $0.25 per share. Our stock price experienced significant volatility in May 2015 after we announced that we failed to meet either of the two co-primary endpoints in our Phase 3 clinical trial of isunakinra in patients with moderate to severe dry eye disease and in January 2016 after we announced that we failed to meet the primary endpoint in our Phase 3 clinical trial of isunakinra in patients with allergic conjunctivitis. Furthermore, the stock market in general and the market for smaller biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, our stockholders may not be able to sell their common stock at or above the price at which they purchased their shares. The market price for our common stock may be influenced by many factors, including:

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
We have not yet determined what action, if any, we will take in response to this notice, although we intend to monitor the closing bid price of our common stock between now and August 30, 2016. We will consider available options if our common stock does not trade at a level likely to result in us regaining compliance with the Minimum Bid Price Rule.
In accordance with NASDAQ Marketplace Rule 5810(c)(3)(D), we had 180 calendar days, or until August 30, 2016, to regain compliance with the Minimum Market Value Rule. On May 3, 2016 we received notification from the NASDAQ Listing Qualification Department that for the last ten consecutive days, from April 19, 2016 to May 2, 2016, the minimum market value of our publicly held shares has been $5,000,000 or greater. Accordingly, we have regained compliance with the Minimum Market Value Rule.
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
Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of April 30, 2016, we had outstanding 19,881,725 shares of common stock. Of these shares, 7,731,766 shares are restricted securities under Rule 144 under the Securities Act. Any of our remaining shares that are not restricted securities under Rule 144 under the Securities Act may be resold in the public market without restriction unless purchased by our affiliates.
Moreover, holders of an aggregate of 8,020,538 shares of our common stock have rights, subject to specified conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. On April 9, 2014, we filed a registration statement registering all shares of common stock that we may issue under our equity compensation plans. As of April 30, 2016, we had outstanding options to purchase an aggregate of approximately 2,342,064 shares of our common stock, of which options to purchase approximately 870,980 shares were vested. These shares can be freely sold in the public market upon issuance, subject to volume, notice and manner of sale limitations applicable to affiliates.
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
We have taken advantage of reduced reporting burdens in the 2015 10-K. In particular, the 2015 10-K did not include all of the executive compensation related information that would be required if we were not an emerging growth company. We expect to continue, in our public reporting, to take advantage of some or all of the reporting exemptions available to emerging growth companies. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.
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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
We did not sell or issue any equity securities that were not registered under the Securities Act during the period covered by this Quarterly Report on Form 10-Q.
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
John J. McCabe
Chief Financial Officer (Principal Financial and Accounting Officer)
May 5, 2016

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