Form 10-Q
period 2016-06-30
Eleven Biotherapeutics, Inc.
filed 2016-08-12
CIK 1485003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    ☐   Yes     ☒ No
Number of outstanding shares of Common Stock as of July 31, 2016: 20,058,298

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
The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

•
the potential effectiveness of the License Agreement that we entered into with F. Hoffmann-La Roche Ltd. and Hoffmann-La Roche Inc. on June 10, 2016, and the impact of the transactions contemplated by the License Agreement, if it becomes effective;

•	the outcome of our process to review a range of strategic alternatives with a goal of maximizing stockholder value;

•	our plans to research and develop our product candidates;

•	the initiation and conduct of clinical trials;

•	our ability to successfully develop our product candidates and complete clinical programs;

•	results of preclinical studies or other early stage studies and whether they will be indicative of the results of future studies;

•
expectations regarding regulatory approvals, the nature and timing of our future interactions with regulatory authorities and our ability to design, implement and complete registration trials acceptable to such regulatory authorities and sufficient to support applications for regulatory approvals;

•	the timing of and our ability to obtain marketing approval of our product candidates, and the ability of our product candidates to meet existing or future regulatory standards;

•	the potential advantages of our product candidates;

•	our estimates regarding the potential market opportunity for our product candidates;

•	our sales, marketing and distribution capabilities and strategy;

•	our ability to establish and maintain arrangements for the manufacture of our product candidates;

•	our ability to enter into and successfully complete other collaborations or in-license or acquire rights to other products, product candidates or technologies;

•	our ability to obtain, maintain and protect our intellectual property for our technology and products;

•	the rate and degree of market acceptance and clinical utility of our products;

•	our estimates regarding expenses, future revenues, capital requirements and need for additional financing;

•	the impact of governmental laws and regulations; and

•	our competitive position.
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

PART I—FINANCIAL INFORMATION

Item 1.         Financial Statements
ELEVEN BIOTHRAPEUTICS, INC.
CONDENSED BALANCE SHEETS
(unaudited)
(in thousands, except share and per share data)

	June 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$8,484	$36,079
Prepaid expenses and other current assets	350	232
Total current assets	8,834	36,311
Property and equipment, net	314	407
Restricted cash	119	94
Other assets	—	13
Total assets	$9,267	$36,825
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,855	$1,246
Accrued expenses	1,153	1,794
Notes payable, current portion	—	4,134
Deferred revenue	—	406
Total current liabilities	3,008	7,580
Other liabilities	73	423
Notes payable, net of current portion	—	9,763
Warrant liability	13	115
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 5,000,000 shares authorized at June 30, 2016 and December 31, 2015 and no shares issued and outstanding at June 30, 2016 and December 31, 2015	—	—
Common stock, $0.001 par value per share; 200,000,000 shares authorized at June 30, 2016 and December 31, 2015 and 20,005,771 and 19,619,124 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	20	20
Additional paid-in capital	145,420	144,126
Accumulated deficit	(139,267)	(125,202)
Total stockholders’ equity	6,173	18,944
Total liabilities and stockholders’ equity	$9,267	$36,825
See accompanying notes.

ELEVEN BIOTHERAPEUTICS, INC.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue	$277	$114	$506	$358
Operating expenses:
Research and development	3,298	6,269	7,930	11,507
General and administrative	3,471	2,247	5,618	4,850
Total operating expenses	6,769	8,516	13,548	16,357
Loss from operations	(6,492)	(8,402)	(13,042)	(15,999)
Other income (expense):
Other income, net	1	1,826	139	3,134
Loss on extinguishment of debt	—	—	(915)	—
Interest expense	—	(330)	(247)	(565)
Total other income (expense), net	1	1,496	(1,023)	2,569
Net loss and comprehensive loss	$(6,491)	$(6,906)	$(14,065)	$(13,430)
Net loss per share applicable to common stockholders—basic and diluted	$(0.33)	$(0.36)	$(0.71)	$(0.72)
Weighted-average number of common shares used in net loss per share applicable to common stockholders—basic and diluted	19,874	19,087	19,756	18,532
See accompanying notes.

ELEVEN BIOTHERAPEUTICS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2016	2015
Operating activities
Net loss	$(14,065)	$(13,430)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	93	192
Non-cash interest expense	26	26
Stock-based compensation expense	1,207	1,266
Change in fair value of warrant liability	(102)	(3,123)
Loss on extinguishment of debt	221	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(126)	(596)
Restricted cash	(25)	—
Accounts payable	609	(578)
Accrued expenses and other liabilities	(991)	(1,209)
Deferred revenue	(406)	(55)
Net cash used in operating activities	(13,559)	(17,507)
Investing activities
Purchases of property and equipment	—	(286)
Net cash used in investing activities	—	(286)
Financing activities
Proceeds from issuance of common stock and common stock warrants, net of offering costs	—	12,172
Payments on notes payable	(14,124)	—
Proceeds from notes payable	—	5,000
Proceeds from exercise of common stock options and warrants	88	56
Net cash (used in) provided by financing activities	(14,036)	17,228
Net decrease in cash and cash equivalents	(27,595)	(565)
Cash and cash equivalents at beginning of period	36,079	54,059
Cash and cash equivalents at end of period	$8,484	$53,494
Supplemental non-cash financing activities
Issuance of warrants for common stock	—	$328
Supplemental cash flow information
Cash paid for interest	$663	$374
See accompanying notes.

ELEVEN BIOTHERAPEUTICS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
1. Organization and Basis of Presentation
Eleven Biotherapeutics, Inc. (the “Company”), formerly known as Denovo Therapeutics, Inc. and Newco LS14, Inc., a Delaware corporation formed on February 25, 2008, is a biopharmaceutical company with a proprietary protein engineering platform, called AMP-Rx, that it applies to the discovery and development of protein therapeutics to treat diseases of the eye. The Company’s most advanced product candidate, which is still in preclinical development, is EBI-031, which the Company designed, engineered and generated using its AMP-Rx platform and is developing as an intravitreal injection for diabetic macular edema ("DME") and uveitis. On June 10, 2016, the Company submitted an investigational new drug application ("IND") to the United States Food and Drug Administration ("FDA") to initiate a Phase I clinical trial of its product candidate EBI-031, and the FDA granted clearance of this IND on July 7, 2016 ("IND Clearance").
License Transaction
On June 10, 2016, the Company entered into a License Agreement (the “License Agreement”) with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (collectively, “Roche”). Under the License Agreement, the Company has agreed to grant Roche an exclusive, worldwide license, including the right to sublicense, to its patent rights and know-how related to the Company’s monoclonal antibody EBI-031 or any other IL-6 antagonist anti-IL-6 monoclonal antibody, to make, have made, use, have used, register, have registered, sell, have sold, offer for sale, import and export any product containing such an antibody or any companion diagnostic used to predict or monitor response to treatment with such a product (collectively, the “Licensed Intellectual Property”).
Under the License Agreement, Roche will be required to continue developing EBI-031 and any other product made from the Licensed Intellectual Property that contains an IL-6 antagonist anti-IL-6 monoclonal antibody (a “Licensed Product”) at its cost, except that the Company will be responsible, at its cost, for any tissue cross-reactivity studies of EBI-031 that had been initiated before the achievement of IND Clearance.
Financial Terms
Roche has agreed to pay an up-front license fee of $7.5 million within 30 days after the effective date of the license under the License Agreement and receipt of an invoice from the Company, and up to an additional $262.5 million upon the achievement of specified regulatory, development and commercial milestones with respect to up to two unrelated indications. Specifically, an aggregate amount of up to $197.5 million is payable to the Company for the achievement of specified milestones with respect to the first indication: $72.5 million in development milestones, $50.0 million in regulatory milestones and $75.0 million in commercialization milestones.
The first development milestone payment will equal $22.5 million as a result of the IND application for EBI-031 becoming effective on or before September 15, 2016. Additional amounts of up to $65.0 million are payable upon the achievement of specified development and regulatory milestones in a second indication.
In addition, the Company will be entitled to receive royalty payments in accordance with a tiered royalty rate scale, with rates ranging from 7.5% to 15% for net sales of potential future products containing EBI-031 and at up to 50% of these rates for net sales of potential future products containing other IL-6 compounds, with each of the royalties subject to reduction under certain circumstances and to the buy-out options of Roche further described below.
Buy-Out Options
The License Agreement provides for two “option periods” during which Roche may elect to make a one-time payment to the Company and, in turn, terminate its diligence, milestone and royalty payment obligations under the License Agreement. Specifically, (i) Roche may exercise a buy-out option following the first dosing (“Initiation”) in the first Phase II study for a Licensed Product until the day before Initiation of the first Phase III study for a Licensed Product, in which case Roche is required to pay the Company $135 million within 30 days after Roche's exercise of such buy-out option and receipt of an invoice from the Company, or (ii) Roche may exercise a buy-out option following the day after Initiation of the first Phase III study for a Licensed Product until the day before the acceptance for review by the FDA or other regulatory authority of a biologics license application (“BLA”) or similar application for marketing approval for a Licensed Product in either the United States or in the European Union, in which case Roche is required to pay the Company, within 30 days after Roche’s exercise of such buy-out option and receipt of an invoice from the Company, $265 million, which amount would be reduced to $220 million if none of the Company’s patent rights containing a composition of matter claim covering any compound or Licensed Product has issued in the European Union.
Conditions to Effectiveness
The transactions contemplated by the License Agreement (the "License Transaction") may constitute the sale of all or substantially all of the property and assets of the Company within the meaning of Section 271 of the Delaware General Corporation Law (the “DGCL”). As a result, the Company is seeking approval of the License Transaction from the holders of a majority of its outstanding common stock entitled to vote thereon pursuant to the DGCL. The effectiveness of the license under the License Agreement and the receipt of any upfront payment or potential milestone or royalty payments are each conditioned on obtaining this stockholder approval. A special meeting of stockholders is to be held on August 15, 2016 for the purpose of obtaining stockholder approval.
If the License Transaction is approved by the Company’s stockholders, the License Agreement will automatically become effective on the following business day; provided that no governmental entity of competent jurisdiction shall have issued or entered any order, judgment or injunction or statute, rule or regulation which has the effect of prohibiting the consummation of the transactions contemplated by the License Agreement.
Termination
The License Agreement will terminate automatically if the Company fails to obtain approval of the transactions contemplated by the License Agreement by the holders of a majority of its outstanding common stock entitled to vote thereon. The License Agreement may be terminated by Roche if the special meeting of stockholders at which such vote will be taken does not occur within 75 days following execution of the License Agreement. The License Agreement may also be terminated prior to effectiveness by either party if the Company’s board of directors has approved or recommended to the stockholders of the Company an alternative strategic transaction with respect to the Licensed Intellectual Property that the Company’s board of directors has determined in good faith is, or could reasonably be expected to lead to such an alternative strategic transaction which is, more favorable to the Company or its stockholders than the transactions contemplated by the License Agreement.
The Company or Roche may each terminate the License Agreement if the other party breaches any of its material obligations under the License Agreement and does not cure such breach within a specified cure period. Roche may terminate the License Agreement following effectiveness by providing advance written notice to the Company or by providing written notice if the Company is debarred, disqualified, suspended, excluded, or otherwise declared ineligible from certain federal or state agencies or programs. The Company may terminate the License Agreement if, prior to the first filing of a BLA for a Licensed Product, there is a period of 12 months where Roche is not conducting sufficient development activities with respect to the products made from the Licensed Intellectual Property.
Representations and Warranties and Certain Covenants
The License Agreement contains certain representations and warranties from both the Company and Roche. The License Agreement also contains certain covenants, including covenants requiring the Company to not solicit, initiate or knowingly facilitate or knowingly encourage the submission of any proposals or offers relating to alternative transactions in respect of the Licensed Intellectual Property, or, subject to certain exceptions, to engage in any discussions or negotiations with respect thereto.
Indemnification and Dispute Resolution
The License Agreement contains indemnification and dispute resolution provisions that are customary for agreements of its kind.
Liquidity
The Company has financed its operations to date primarily through private placements of its common stock and preferred stock and convertible bridge notes, venture debt borrowings and its initial public offering ("IPO"), and as of June 30, 2016, the Company had cash and cash equivalents totaling approximately $8.5 million, net working capital of $5.8 million and an accumulated deficit of $139.3 million. In January 2016, as a result of the outcome of the Company’s Phase 3 clinical trial of its lead product candidate, isunakinra (EBI-005), for the treatment of severe allergic conjunctivitis, the Company was required to fund a cash collateral account with Silicon Valley Bank ("SVB") in an amount equal to approximately $15.1 million, representing the outstanding obligations under the Loan and Security Agreement with SVB dated May 27, 2010, as amended on September 4, 2012, November 25, 2014 and December 4, 2015 (the “Loan Agreement”). In March 2016, the Company prepaid all outstanding amounts owed to SVB and terminated the Loan Agreement with existing cash on hand.

The future success of the Company is dependent on its ability to develop its product candidates and ultimately upon its ability to attain profitable operations. The Company is subject to a number of risks similar to other early-stage life science companies, including, but not limited to, successful discovery and development of its product candidates, raising additional capital with favorable terms, development by its competitors of new technological innovations, protection of proprietary technology and market acceptance of the Company’s products. The successful discovery and development of product candidates requires substantial working capital which may not be available to the Company on favorable terms. These factors raise substantial doubt about the Company’s ability to continue as a going concern. In order for the Company to continue operations beyond 2016 and be able to discharge its liabilities and commitments in the normal course of business, the Company has taken or will take the following steps, not all of which are entirely within the Company’s control:

•	The Company entered into the License Agreement with Roche, which, subject to effectiveness, would provide meaningful cash resources to the Company.

•
The Company is engaged in a review of strategic alternatives with a goal of maximizing stockholder value.The Company cannot provide any commitment regarding precisely when or if this strategic review process will result in any type of additional transaction and no assurance can be given that the Company will determine to pursue a potential sale, strategic partnership, business combination or other arrangement.

•	The Company does not see an immediate path forward for isunakinra and has implemented a plan to wind down the development activities associated with isunakinra.

•
The Company has conducted a review of its operations and implemented a plan to reduce operating expenses to align with current operating conditions, including the workforce reduction described in Note 8 below.

•
On March 1, 2016, the Company prepaid all outstanding amounts owed to SVB under the Loan Agreement. The Company continues to evaluate other financing alternatives to provide additional working capital on terms that are consistent with the Company’s business plans.

The Company believes that its cash and cash equivalents of $8.5 million as of June 30, 2016, together with the aggregate upfront and initial milestone payments of approximately $30 million that will be due and payable within 30 days after effectiveness of the License Agreement with Roche, will be sufficient to fund the Company’s current operating plan into 2017. If the Company is unable to obtain stockholder approval of the License Transaction and the License Agreement with Roche does not become effective or the Company is unable to obtain other adequate financing or engage in another strategic transaction on acceptable terms and when needed, the Company will be required to implement further cost reduction strategies. These factors and the factors described above continue to raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.
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
The condensed financial statements as of June 30, 2016 and for the three and six months ended June 30, 2016 and 2015 and the related information contained within the notes to the financial statements are unaudited. The unaudited financial statements have been prepared on the same basis as the annual audited financial statements, and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for the fair presentation of the Company’s financial position as of June 30, 2016, the statements of operations and comprehensive loss for the three and six months ended June 30, 2016 and 2015 and the statement of cash flows for the six months ended June 30, 2016 and 2015. The results for the three and six months ended June 30, 2016 are not necessarily indicative of results to be expected for the year ending December 31, 2016, or any other future annual or interim periods.
Net loss per share

Basic net loss per share applicable to common stockholders is calculated by dividing net loss applicable to common stockholders by the weighted average shares outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by adjusting weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury-stock method. For purposes of the diluted net loss per share calculation, stock options, unvested restricted stock, restricted stock units and warrants are considered to be common stock equivalents but have been excluded from the calculation of diluted net loss per share, as their effect would be anti-dilutive for all periods presented. Therefore, basic and diluted net loss per share was the same for all periods presented.
The following common stock equivalents were excluded from the calculation of diluted net loss per share applicable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect or the exercise prices were greater than the average market price of the common shares.

	As of June 30,
	2016	2015
Stock options	2,205,774	2,060,334
Unvested restricted stock	31,010	71,310
Restricted stock units	77,133	211,400
Common stock warrants	926,840	926,840
	3,240,757	3,269,884
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
In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Going Concern (Subtopic 205-40) (“ASU 2014-15”). ASU 2014-15 requires management of all entities to evaluate whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued (or available to be issued when applicable). The guidance is effective for fiscal years ending after December 15, 2016 and for interim periods after that fiscal year. The Company does not expect the adoption of this guidance to have a material effect on the Company’s financial statements, but may require further disclosure in its financial statements once adopted.
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
The following table summarizes the assets measured at fair value on a recurring basis at June 30, 2016 (in thousands):

Description	Total	Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$8,484	$8,484	$—	$—
Total	$8,484	$8,484	$—	$—

Description	Total	Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Liabilities:
Warrant liability	$13	$—	$—	$13
Total	$13	$—	$—	$13
The following table summarizes the assets and liabilities measured at fair value on a recurring basis at December 31, 2015 (in thousands):

Description	Total	Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$36,079	$36,079	$—	$—
Total	$36,079	$36,079	$—	$—

Description	Total	Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Liabilities:
Warrant liability	$115	$—	$—	$115
Total	$115	$—	$—	$115
The Company measures the fair value of the warrants classified as a liability at each reporting date using the Black-Scholes option pricing model using the following assumptions:

	June 30, 2016	December 31, 2015
Risk-free interest rate	0.52%	1.06%
Expected dividend yield	—%	—%
Expected term (in years)	1.42	1.92
Expected volatility	79.43%	70.67%
The following table sets forth a summary of changes in the fair value of the Company’s common stock warrant liability, which represented a recurring measurement classified within Level 3 of the fair value hierarchy, wherein fair value was estimated using significant unobservable inputs (in thousands):

Beginning balance, January 1, 2016	$115
Change in fair value	(102)
Ending balance, June 30, 2016	$13
The change in the fair value of the warrant liability is primarily influenced by the price of the underlying common stock.
There have been no changes to the valuation methods utilized during the three and six months ended June 30, 2016. The Company evaluates transfers between levels at the end of each reporting period. There were no transfers of assets or liabilities between levels during the three and six months ended June 30, 2016.
4. Collaboration Agreement
On May 28, 2013, the Company entered into the collaboration and license agreement (the "Collaboration and License Agreement") with ThromboGenics N.V. ("ThromboGenics"). Under the Collaboration and License Agreement, the Company and ThromboGenics collaborated to seek to identify protein or peptide therapeutics that directly modulate any of a specified set of targets in a novel pathway in retinal disease. In connection with the Collaboration and License Agreement, ThromboGenics paid the Company an upfront technology licensing fee of $1.75 million and paid the Company to perform activities under the Collaboration and License Agreement at a set rate per full-time equivalent person working on collaboration activities. The initial research term concluded in November 2015, however it was amended at that time to extend the performance period into 2016. The Collaboration and License Agreement provides for potential future payments to the Company upon achievement of specified preclinical, clinical and regulatory milestones with respect to collaboration products and royalties on sales of collaboration products by ThromboGenics, its affiliates or sublicensees. However, as there have not been any collaboration products identified whose modulation of any of the targets has been confirmed in the course of the research conducted under the Collaboration and License Agreement, none of these milestones or royalties are expected to be payable. On August 1, 2016, the Company received notice from ThromboGenics of ThromboGenics’s termination, effective as of October 31, 2016, of the Collaboration and License Agreement.

The Company accounts for this agreement pursuant to ASC Topic 605-25, Revenue Recognition - Multiple Element Arrangements, or ASC 605-25. The Company was recognizing the arrangement consideration using the proportional performance method, by which the amounts are recognized in proportion to the costs incurred based on full time equivalent personnel efforts. Subsequent to the amendment in November 2015, the Company is recognizing revenue on a straight-line basis over the remaining performance period. For the three and six month periods ended June 30, 2016, the Company recognized $0.2 million and 0.4 million included in revenue in the consolidated statement of operations. No further amounts are expected to be recognized in the future. The costs incurred by the Company related to the research activities are recorded as research and development expense in the statement of operations and comprehensive loss.
5. Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Development costs	$160	$931
Employee compensation	915	573
Professional fees	77	194
Interest	—	88
Other	1	8
	$1,153	$1,794
6. Share-Based Payments
In December 2013, the Company's 2014 Stock Incentive Plan (the "2014 Plan") was adopted by the Board of Directors and approved by the Company's stockholders in January 2014. Pursuant to the terms of the plan, the number of shares authorized for issuance automatically increases on the first day of each fiscal year. On January 1, 2016 and 2015, the number of shares reserved for issuance under the 2014 Plan increased by 786,431 and 722,331 shares, respectively. As of June 30, 2016, the total number of shares of common stock available for issuance under the 2014 Plan was 618,988.
The Company also maintains the Eleven Biotherapeutics, Inc. 2009 Stock Incentive Plan, as amended and restated.
Stock-Based Compensation Expense
Stock-based compensation expense by award type was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Stock options	$444	$598	$879	$1,234
Restricted stock	51	4	105	32
Restricted stock units	106	—	198	—
Performance stock options	14	—	14	—
Employee stock purchase plan	6	—	11	—
	$621	$602	$1,207	$1,266
At June 30, 2016, there was $3.1 million of total unrecognized compensation expense, net of estimated forfeitures, related to non-vested stock options, unvested restricted stock, restricted stock units (each with service-based vesting provisions), and shares issued pursuant to the Company's 2014 Employee Stock Purchase Plan (the "ESPP"). This unrecognized compensation expense is expected to be recognized over a weighted-average period of 1.85 years.
The Company has granted stock options to the founders and officers of the Company, which contain both performance-based and service-based vesting criteria. Milestone events are specific to the Company’s corporate goals, including but not limited to certain preclinical and clinical development milestones related to the Company’s product candidates. Stock-based compensation expense associated with these performance-based stock options is recognized if the performance condition is considered probable of achievement using management’s best estimates. On June 15, 2016 the Compensation Committee of the Company determined that the Company had achieved a milestone event on June 10, 2016 and the Company recorded $14,000 of expense during the three and six months ended June 30, 2016 associated with the achievement of that milestone. There was no expense recorded for performance-based vesting awards during the three and six months ended June 30, 2015. The remaining milestones were not deemed to be probable of achievement as of June 30, 2016. As of June 30, 2016, unrecognized compensation expense related to performance based awards was $28,000.
Stock Options
A summary of the stock option activity is presented below:

	Shares	Weighted-Average Exercise Price
Outstanding at December 31, 2015	1,803,574	$6.28
Granted	981,352	0.39
Exercised	(281,441)	0.29
Cancelled or forfeited	(297,711)	3.60
Outstanding at June 30, 2016	2,205,774	$4.78
Exercisable at June 30, 2016	891,327	$6.05
Vested and expected to vest at June 30, 2016(1)	1,923,413	$5.20

(1)	Represents the number of vested options, plus the number of unvested options expected to vest.
Restricted Stock
From time to time, upon approval by the Board of Directors, certain employees, directors and advisors have been granted restricted shares of common stock. A summary of the unvested restricted stock is presented below:

	Restricted Stock	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2015	41,657	$11.05
Vested	(10,647)	9.94
Unvested at June 30, 2016	31,010	$11.43
Restricted Stock Units
From time to time, upon approval by the Board of Directors, certain employees have been granted restricted stock units. A summary of the restricted stock units is presented below:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2015	150,932	$2.85
Vested	(73,799)	2.82
Unvested at June 30, 2016	77,133	$2.88
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
7. Indebtedness
Term Loan
On March 1, 2016, the Company prepaid all outstanding amounts owed to SVB under the Loan Agreement. These obligations included the outstanding principal and interest of $13.8 million and a prepayment penalty of $0.2 million. In addition, the Company was required to pay a final payment equal to 6% of the amounts borrowed under the Loan Agreement, or $0.9 million, of which $0.4 million was accrued as of March 1, 2016. In addition, as a result of the prepayment, the Company wrote off the unamortized debt issuance costs and debt discount of $0.2 million. In connection with the prepayment, the Company has recorded a loss on extinguishment of debt of $0.9 million, which is included in other expense on the condensed statement of operations and comprehensive loss for the six months ending June 30, 2016.
8. Reduction in Workforce
On June 16, 2016, the Board of Directors (the “Board”) of the Company approved a strategic restructuring of the Company to eliminate a portion of the Company’s workforce in order to preserve the Company’s resources as it determines future strategic plans.
As part of this strategic restructuring, the Company will eliminate 14 positions across the organization, representing approximately 70% of the Company’s workforce. The Company expects the restructuring to be substantially complete in the third quarter of 2016. The Company incurred total restructuring costs of approximately $0.6 million, which includes severance, benefits and related costs in accordance with the Company's severance benefit plan. As the Company determined the severance was a continuation of a benefit arrangement with employees, the Company recorded the total $0.6 million of restructuring charges as $0.1 million in general and administrative expenses and $0.5 million in research and development expenses within the Condensed Statement of Operations and Comprehensive Loss for the three and six months ended June 30, 2016. None of these restructuring charges have been paid as of June 30, 2016 and approximately $0.6 million remains as an accrued liability in the Condensed Balance Sheet as of June 30, 2016.
9. Subsequent Events
On August 1, 2016, the Company received notice from ThromboGenics of ThromboGenics’s termination, effective as of October 31, 2016, of the Collaboration and License Agreement.

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
Overview
We are a preclinical stage biopharmaceutical company with a proprietary protein engineering platform, called AMP-Rx, that we apply to the discovery and development of protein therapeutics to treat diseases of the eye. Our therapeutic approach is based on the role of cytokines in diseases of the eye, our understanding of the structural biology of cytokines and our ability to rationally design and engineer proteins to modulate the effects of cytokines. Cytokines are cell signaling molecules found in the body that can have important inflammatory effects. Our most advanced product candidate, which is still in preclinical development, is EBI-031, which we designed, engineered and generated using our AMP-Rx platform and are developing as an intravitreal injection for diabetic macular edema, or DME, and uveitis. On June 10, 2016, we submitted an investigational new drug application, or IND, to the United States Food and Drug Administration, or FDA, to initiate a Phase I clinical trial of EBI-031, and the FDA granted clearance of this IND, which we refer to as IND Clearance, on July 7, 2016. We currently hold worldwide commercialization rights to EBI-031.
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
Since inception, we have incurred significant operating losses. Our net loss was $14.1 million for the six months ended June 30, 2016, $33.5 million for the year ended December 31, 2015, $34.2 million for the year ended December 31, 2014 and $18.0 million for the year ended December 31, 2013. As of June 30, 2016, we had an accumulated deficit of $139.3 million.
License Agreement with Roche
On June 10, 2016, we entered into a License Agreement, which we refer to as the License Agreement, with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., or collectively, Roche. Under the License Agreement, we have agreed to grant Roche an exclusive, worldwide license, including the right to sublicense, to our patent rights and know-how related to our monoclonal antibody EBI-031 or any other IL-6 antagonist anti-IL-6 monoclonal antibody, to make, have made, use, have used, register, have registered, sell, have sold, offer for sale, import and export any product containing such an antibody or any companion diagnostic used to predict or monitor response to treatment with such a product, or collectively, Licensed Intellectual Property.
Pursuant to the terms of the License Agreement, Roche will be required to continue developing EBI-031 and any other product made from the Licensed Intellectual Property that contains an IL-6 antagonist anti-IL-6 monoclonal antibody, or Licensed Product, at its cost, except that we will be responsible, at our cost, for any tissue cross-reactivity studies of EBI-031 that we initiated before the achievement of IND Clearance.
Financial Terms

Roche has agreed to pay an up-front license fee of $7.5 million within 30 days after the effective date of the license under the License Agreement and receipt of an invoice from us, and up to an additional $262.5 million upon the achievement of specified regulatory, development and commercial milestones with respect to up to two unrelated indications. Specifically, an aggregate amount of up to $197.5 million is payable to us for the achievement of specified milestones with respect to the first indication: consisting of $72.5 million in development milestones, $50.0 million in regulatory milestones and $75.0 million in commercialization milestones.
The first development milestone payment will equal $22.5 million as a result of the IND application for EBI-031 becoming effective on or before September 15, 2016. Additional amounts of up to $65.0 million are payable upon the achievement of specified development and regulatory milestones in a second indication.
In addition, we would be entitled to receive royalty payments in accordance with a tiered royalty rate scale, with rates ranging from 7.5% to 15% for net sales of potential future products containing EBI-031 and at up to 50% of these rates for net sales of potential future products containing other IL-6 compounds, with each of the royalties subject to reduction under certain circumstances and to the buy-out options of Roche further described below.
Buy-Out Options
The License Agreement provides for two “option periods” during which Roche may elect to make a one-time payment to us and, in turn, terminate its diligence, milestone and royalty payment obligations under the License Agreement. Specifically, (i) Roche may exercise a buy-out option following the first dosing, or Initiation, in the first Phase II study for a Licensed Product until the day before Initiation of the first Phase III study for a Licensed Product, in which case Roche is required to pay us $135 million within 30 days after Roche's exercise of such buy-out option and receipt of an invoice from us, or (ii) Roche may exercise a buy-out option following the day after Initiation of the first Phase III study for a Licensed Product until the day before the acceptance for review by the FDA or other regulatory authority of a biologics license application, or BLA, or similar application for marketing approval for a Licensed Product in either the United States or in the European Union, in which case Roche is required to pay us, within 30 days after Roche’s exercise of such buy-out option and receipt of an invoice from us, $265 million, which amount would be reduced to $220 million if none of our patent rights containing a composition of matter claim covering any compound or Licensed Product has issued in the European Union.
Conditions to Effectiveness
The transactions contemplated by the License Agreement, or License Transaction, may constitute the sale of all or substantially all of our property and assets within the meaning of Section 271 of the Delaware General Corporation Law, or DGCL. As a result, we are seeking approval of the License Transaction from the holders of a majority of our outstanding common stock entitled to vote thereon pursuant to the DGCL. The effectiveness of the license under the License Agreement and the receipt of any upfront payment or potential milestone or royalty payments are each conditioned on obtaining this stockholder approval. A special meeting of stockholders is scheduled to be held on August 15, 2016 for the purpose of obtaining this stockholder approval.
If the License Transaction is approved by our stockholders, the License Agreement will automatically become effective on the following business day; provided that no governmental entity of competent jurisdiction shall have issued or entered any order, judgment or injunction or statute, rule or regulation which has the effect of prohibiting the consummation of the transactions contemplated by the License Agreement.
Termination
The License Agreement will terminate automatically if we fail to obtain approval of the transactions contemplated by the License Agreement by the holders of a majority of our outstanding common stock entitled to vote thereon. The License Agreement may be terminated by Roche if the special meeting of stockholders at which such vote will be taken does not occur within 75 days following execution of the License Agreement. The License Agreement may also be terminated prior to effectiveness by either party if our board of directors has approved or recommended to our stockholders an alternative strategic transaction with respect to the Licensed Intellectual Property that our board of directors has determined in good faith is, or could reasonably be expected to lead to such an alternative strategic transaction which is, more favorable to us or our stockholders than the transactions contemplated by the License Agreement.
We or Roche may each terminate the License Agreement if the other party breaches any of its material obligations under the License Agreement and does not cure such breach within a specified cure period. Roche may terminate the License Agreement following effectiveness by providing advance written notice to us or by providing written notice if we are debarred, disqualified, suspended, excluded, or otherwise declared ineligible from certain federal or state agencies or programs. We may terminate the License Agreement if, prior to the first filing of a BLA for a Licensed Product, there is a period of twelve months where Roche is not conducting sufficient development activities with respect to the products made from the Licensed Intellectual Property.
Representations and Warranties and Certain Covenants
The License Agreement contains certain representations and warranties from both us and Roche. The License Agreement also contains certain covenants, including covenants requiring us to not solicit, initiate or knowingly facilitate or knowingly encourage the submission of any proposals or offers relating to alternative transactions in respect of the Licensed Intellectual Property, or, subject to certain exceptions, to engage in any discussions or negotiations with respect thereto.
Indemnification and Dispute Resolution
The License Agreement contains indemnification and dispute resolution provisions that are customary for agreements of its kind.
Strategic Alternatives
Although the License Transaction may be deemed to constitute the “sale” of “all or substantially all” of our assets and property under the DGCL, following effectiveness of the License Transaction we will retain rights to our intellectual property and assets other than the Licensed Intellectual Property, including the retention of rights to the other early stage product candidates in our pipeline. We will also retain rights to our AMP-Rx proprietary protein engineering platform that we have used to discover and develop innovative protein therapeutics to treat diseases of the eye. However, we continue to engage in a process to review a range of strategic alternatives with the goal of maximizing stockholder value. Further, most of our research and development activities, other than with respect to EBI-031, are on hold pending the outcome of this strategic review process as we seek to manage our cash position. As such, our business efforts are currently devoted primarily to our review of strategic alternatives. Potential strategic alternatives that we may continue to explore and evaluate during the ongoing review process include, among others, the sale of the Company, a strategic partnership or a business combination with one or more parties or the licensing, sale or divestiture of some of our assets or proprietary technologies that are not related to the License Agreement. We cannot provide any commitment regarding precisely when or if this strategic review process will result in any type of additional transaction and no assurance can be given that we will determine to pursue a potential sale, strategic partnership, business combination or other arrangement.
As part of the strategic review process, or if the strategic review process does not result in any additional transaction, we may also consider a distribution to our stockholders of all or a portion of the payments from Roche under the License Agreement. We expect to consider a variety of factors in making any decision to distribute to our stockholders all or a portion of the payments from Roche under the License Agreement as part of another strategic transaction, with the goal of maximizing stockholder value. In particular, we may be more likely to consider a distribution to our stockholders of some or all of the cash proceeds under the License Agreement, some or all of the rights to receive future payments under the License Agreement or a combination thereof if the third parties with whom we may negotiate potential transactions, such as a sale of the Company or a business combination, ascribe less value to potential future payments under the License Agreement than does our board of directors, including if the proposed ownership percentage of our stockholders following a proposed business combination does not reflect what our board of directors believes is appropriate value when compared with such a distribution to our stockholders. Conversely, if we believe that a proposed ownership percentage of our stockholders following a business combination reflects appropriate value with respect to the potential future payments under the License Agreement, including because of the relative value such ownership percentage would represent following such business combination, we may consummate the business combination without distributing to our stockholders any of the payments or rights to receive future payments under the License Agreement. In addition, a third party may require as a condition to the consummation of a transaction that we retain a minimum amount of cash resources upon the closing of such transaction, which would limit our ability to distribute cash or the right to receive future payments under the License Agreement to our stockholders if our board of directors otherwise determines such a transaction is favorable to our stockholders. If our strategic review process does not result in any additional transaction before the end of 2016 (or such earlier time as our board of directors determines to end the strategic review process), we may be inclined to distribute a significant portion of amounts received from Roche and the right to receive future payments from Roche under the License Agreement to our stockholders via a dividend in the form of a contractual right to a pro rata share of such payments. Any such distribution to our stockholders would reduce funds potentially available to contribute to our future business operations and likely result in a decrease in the value of the Company immediately following the payment of any such distribution. Any such distribution via dividend could be followed by a potential dissolution of the Company, subject to approval by our stockholders. We may also consider additional arrangements to return capital to our stockholders if our strategic review process does not result in any additional transaction.

Liquidity
We are devoting substantial financial resources to our ongoing and planned activities, including to functions associated with operating as a public company. We also may devote additional financial resources to conducting research and development if we determine to proceed into clinical development, initiating clinical trials of, and seeking regulatory approval for, our product candidates. In addition, if we obtain regulatory approval for any of our product candidates, we would need to devote substantial financial resources to commercialization efforts, including product manufacturing, marketing, sales and distribution. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.
Our future success is dependent on our ability to develop our product candidates and ultimately upon our ability to attain profitable operations. We are subject to a number of risks similar to other early-stage life science companies, including, but not limited to, successful discovery and development of our drug candidates, raising additional capital, development by our competitors of new technological innovations, protection of proprietary technology and market acceptance of our products. These factors raise substantial doubt about our ability to continue as a going concern. In order for us to continue operations beyond 2016 and be able to discharge our liabilities and commitments in the normal course of business, we have taken or will take the following steps, not all of which are entirely within our control:

•	We entered into the License Agreement with Roche, which, subject to effectiveness, would provide meaningful cash resources to us.

•
We are engaged in a review of strategic alternatives with the goal of maximizing stockholder value. We cannot provide any commitment regarding precisely when or if this strategic review process will result in any type of additional transaction and no assurance can be given that we will determine to pursue a potential sale, strategic partnership, business combination or other arrangement.

•	We do not see an immediate path forward for isunakinra and have implemented a plan to wind down the development activities associated with isunakinra.

•
We have conducted a review of our operations and implemented a plan to reduce future operating expenses to align with current operating conditions, including the workforce reduction described in Note 8 to our Condensed Financial Statements included in this Quarterly Report on Form 10-Q.

•
On March 1, 2016, we prepaid all outstanding amounts owed to Silicon Valley Bank, or SVB, under our Loan and Security Agreement with SVB. We continue to evaluate other financing alternatives to provide additional operating funds on terms that are consistent with our business plans.

We believe that our cash and cash equivalents of $8.5 million as of June 30, 2016, together with the aggregate upfront and initial milestone payments of approximately $30 million that will be due and payable within 30 days after effectiveness of the License Agreement with Roche, will be sufficient to fund our current operating plan into 2017. If we are unable to obtain stockholder approval of the License Transaction and the License Agreement with Roche does not become effective or we are unable to obtain other adequate financing or engage in another strategic transaction on acceptable terms and when needed, we will be required to implement further cost reduction strategies. These factors, and the factors described above, continue to raise substantial doubt about our ability to continue as a going concern. In its report on our financial statements for the year ended December 31, 2015, our independent registered public accounting firm has included an explanatory paragraph about our ability to continue as a going concern.
Financial Operations Overview
Revenue
To date, we have not generated any revenues from the sale of products. Substantially all of our revenue to date has been derived from a collaboration and, to a lesser extent, from a license agreement. We do not expect to generate significant product revenue unless and until we obtain marketing approval for, and commercialize our product candidates.
We have generated collaboration revenue exclusively from our collaboration and license agreement with ThromboGenics N.V., or ThromboGenics, which we entered into in May 2013. Under the agreement, we and ThromboGenics collaborated to seek to identify protein or peptide therapeutics that directly modulate any of a specified set of targets in a novel pathway in retinal disease. In connection with the agreement, ThromboGenics paid us an upfront technology licensing fee of $1.75 million and paid us to perform activities under the agreement at a set rate per full-time equivalent person working on collaboration activities. The initial research term concluded in November 2015, however it was amended at that time to extend the performance period into 2016. The agreement provides for potential future payments to us upon achievement of specified preclinical, clinical and regulatory milestones with respect to collaboration products and royalties on sales of collaboration products by ThromboGenics, its affiliates or sublicensees. However, as there have not been any collaboration products identified whose modulation of any of the targets has been confirmed in the course of the research conducted under the agreement, none of these milestones or royalties are expected to be payable. On August 1, 2016, we received notice from ThromboGenics of ThromboGenics’s termination, effective as of October 31, 2016, of the agreement.
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
The successful development and commercialization of any product candidate is highly uncertain. This is due to the numerous risks and uncertainties associated with product development and commercialization, including the uncertainty of:

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
A change in the outcome of any of these variables with respect to the development of any product candidate could mean a significant change in the costs and timing associated with the development of that product candidate. For example, if the FDA or another regulatory authority were to require us to conduct clinical trials or other testing beyond those that we currently contemplate will be required for the completion of clinical development of any product candidate, or if we experience significant delays in enrollment in any of our clinical trials, we could be required to expend significant additional financial resources and time on the completion of clinical development of that product candidate.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Programs:
Isunakinra	$208	$4,372	$1,530	$7,423
EBI-031	1,013	398	2,752	826
Total program expenses	1,221	4,770	4,282	8,249
Personnel and other expenses:
Employee and contractor-related expenses	1,716	1,067	2,900	2,335
Platform-related lab expenses	102	151	239	340
Facility expenses	163	128	310	237
Other expenses	96	153	199	346
Total personnel and other expenses	2,077	1,499	3,648	3,258
Total research and development expenses	$3,298	$6,269	$7,930	$11,507
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
Results of Operations
Comparison of the Three Months Ended June 30, 2016 and 2015

	Three Months Ended June 30,
	2016	2015	Change
	(in thousands)
Revenue	$277	$114	$163
Operating expenses:
Research and development	3,298	6,269	(2,971)
General and administrative	3,471	2,247	1,224
Total operating expenses	6,769	8,516	(1,747)
Loss from operations	(6,492)	(8,402)	1,910
Other income, net	1	1,496	(1,495)
Net loss	$(6,491)	$(6,906)	$415
Revenue. Revenue was $0.3 million for the three months ended June 30, 2016 compared to $0.1 million the three months ended June 30, 2015.
Research and development expenses. Research and development expenses were $3.3 million for the three months ended June 30, 2016 compared to $6.3 million for the three months ended June 30, 2015. The decrease of $3.0 million was primarily due to a decrease of $4.2 million of isunakinra-related development expenses, which development activities are no longer ongoing. This decrease in isunakinra-related development expenses was partially offset by increases in EBI-031 related development expenses of $0.6 million. In late 2015, we began undertaking the necessary CMC development work and nonclinical safety studies to support the submission of an IND for EBI-031 to the FDA in June 2016. In addition, employee and contractor-related expenses, including stock-based compensation, were $1.7 million for the three months ended June 30, 2016 compared to $1.1 million for the three months ended June 30, 2015.
General and administrative expenses. General and administrative expenses were $3.5 million for the three months ended June 30, 2016 compared to $2.2 million for the three months ended June 30, 2015. The increase of $1.2 million was primarily due to increased professional fees related to the License Agreement with Roche and our review of strategic alternatives.
Other income, net. Other income, net was $0.0 million for the three months ended June 30, 2016 compared to $1.5 million for the three months ended June 30, 2015. The decrease of $1.5 million was due to the decrease in the fair value of our warrant liability of $1.8 million in 2015 compared to $0.0 million in 2016 partially offset by the decrease in interest expense of $0.3 million for the three months ended June 30, 2016 compared to the three months ended June 30, 2015.
Comparison of the Six Months Ended June 30, 2016 and 2015

	Six Months Ended June 30,
	2016	2015	Change
	(in thousands)
Revenue	$506	$358	$148
Operating expenses:
Research and development	7,930	11,507	(3,577)
General and administrative	5,618	4,850	768
Total operating expenses	13,548	16,357	(2,809)
Loss from operations	(13,042)	(15,999)	2,957
Other (expense) income, net	(1,023)	2,569	(3,592)
Net loss	$(14,065)	$(13,430)	$(635)
Revenue. Revenue was $0.5 million for the six months ended June 30, 2016 compared to $0.4 million for the six months ended June 30, 2015.
Research and development expenses. Research and development expenses were $7.9 million for the six months ended June 30, 2016 compared to $11.5 million for the six months ended June 30, 2015. The decrease of $3.6 million was primarily due to a decrease of $5.9 million of isunakinra-related development expenses, which was partially offset by increases in EBI-031 related development expenses of $1.9 million. In addition, employee and contractor-related expenses, including stock-based compensation, were $2.9 million for the six months ended June 30, 2016 compared to $2.3 million for the six months ended June 30, 2015.
General and administrative expenses. General and administrative expenses were $5.6 million for the six months ended June 30, 2016 compared to $4.9 million for the six months ended June 30, 2015. The increase of $0.8 million was primarily due to increased professional fees related to the License Agreement with Roche and our review of strategic alternatives.
Other (expense) income, net. Other (expense) income, net was $(1.0) million for the six months ended June 30, 2016 compared to $2.6 million for the six months ended June 30, 2015. The change of $(3.6) million was due to the decrease in the fair value of our warrant liability from $3.1 million in 2015 to $0.1 million in 2016. In addition, there was a loss on extinguishment of debt in 2016 of $0.9 million associated with the prepayment of the loan with SVB. These changes were partially offset by a decrease in interest expense from $0.6 million in 2015 to $0.2 million in 2016.
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
Shares sold pursuant to the Sales Agreement have been sold pursuant to a shelf registration statement, or the 2015 Shelf, which became effective on March 20, 2015 (File No 333-202676), as supplemented by a prospectus supplement dated March 11, 2015. Under the Sales Agreement, we pay Cowen a commission of up to 3% of the gross proceeds. As of June 30, 2016, we had sold approximately 1,446,781 shares pursuant to the Sales Agreement, resulting in proceeds of approximately $12.7 million, net of commissions and issuance costs.
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
In June 2016, we entered into the License Agreement with Roche. Subject to effectiveness, Roche has agreed to pay an up-front license fee of $7.5 million within 30 days after the effective date of the license under the License Agreement and receipt of an invoice from us, and up to an additional $262.5 million upon the achievement of specified regulatory, development and commercial milestones with respect to up to two unrelated indications. Specifically, an aggregate amount of up to $197.5 million is payable to us for the achievement of specified milestones with respect to the first indication: consisting of $72.5 million in development milestones, $50.0 million in regulatory milestones and $75.0 million in commercialization milestones.
The first development milestone payment will equal $22.5 million as a result of the IND for EBI-031 becoming effective on or before September 15, 2016. Additional amounts of up to $65.0 million are payable upon the achievement of specified development and regulatory milestones in a second indication.

In addition, we would be entitled to receive royalty payments in accordance with a tiered royalty rate scale, with rates ranging from 7.5% to 15% for net sales of potential future products containing EBI-031 and at up to 50% of these rates for net sales of potential future products containing other IL-6 compounds, with each of the royalties subject to reduction under certain circumstances and to the buy-out options of Roche.
Cash Flows
As of June 30, 2016, we had cash and cash equivalents of $8.5 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.
The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Six Months Ended June 30,
	2016	2015
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(13,559)	$(17,507)
Investing activities	—	(286)
Financing activities	(14,036)	17,228
Net decrease in cash and cash equivalents	$(27,595)	$(565)
Operating activities. Net cash used in operating activities was $13.6 million for the six months ended June 30, 2016, and consisted primarily of a net loss of $14.1 million adjusted for non-cash items, including stock-based compensation expense of $1.2 million, depreciation expense of $0.1 million, a change of $(0.1) million in the fair value of the warrant liability, $0.2 million loss on extinguishment of debt and a net change in operating assets and liabilities of $(0.9) million.
Net cash used in operating activities was $17.5 million for the six months ended June 30, 2015, and consisted primarily of a net loss of $13.4 million adjusted for non-cash items, including stock-based compensation expense of $1.3 million, depreciation expense of $0.2 million, a change of $(3.1) million in the fair value of the warrant liability and a net change in operating assets and liabilities of $(2.4) million.
Investing activities. Net cash used in investing activities consists of purchases of property and equipment. For the six months ended June 30, 2016 and 2015, we purchased none and $0.3 million of property and equipment, respectively.
Financing activities. Net cash used in financing activities for the six months ended June 30, 2016 was $14.0 million and consisted primarily of repayment of outstanding debt obligations. On March 1, 2016, we prepaid all outstanding amounts owed to SVB and terminated the Loan Agreement.
Net cash provided by financing activities for the six months ended June 30, 2015 was $17.2 million and consisted primarily of net proceeds of $12.2 million from the issuance of common stock in connection with sales effected in an "at the market" offering through our agent , Cowen, and $5.0 million from additional borrowings under our loan with SVB.
Funding Requirements
We will incur substantial expenses if and as we:

•	continue the research and development of our preclinical product candidates;

•	seek to discover and develop additional product candidates;

•	in-license or acquire the rights to other products, product candidates or technologies;

•	seek marketing approvals for any product candidates that successfully complete clinical trials;

•	establish sales, marketing and distribution capabilities and scale up and validate external manufacturing capabilities to commercialize any products for which we may obtain marketing approval;

•	maintain, expand and protect our intellectual property portfolio;

•	hire additional clinical, quality control, scientific and management personnel; and

•	expand our operational, financial and management systems and personnel.
We believe that our cash and cash equivalents of $8.5 million as of June 30, 2016, together with the aggregate upfront and initial milestone payments of approximately $30 million that will be due and payable within 30 days after effectiveness of the License Agreement with Roche, will be sufficient to fund our current operating plan into 2017. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.
Our future capital requirements will depend on many factors, including:

•	effectiveness of the License Agreement with Roche;

•	the outcome and timing of our review of a range of strategic alternatives with the goal of maximizing stockholder value;

•	the scope, progress, results and costs of preclinical development, laboratory testing and, if we determine to proceed into clinical development, clinical trials of our preclincal product candidates;

•	our ability to establish collaborations on favorable terms, if at all, particularly manufacturing, marketing and distribution arrangements for our product candidates;

•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims; and

•	the extent to which we in-license or acquire rights to other products, product candidates or technologies.
Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, government or other third-party funding, collaborations, strategic alliances, licensing arrangements and marketing and distribution arrangements. We do not have any committed external source of funds other than the amounts payable under the License Agreement with Roche, subject to the effectiveness thereof. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders’ ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights as holders of our common stock. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through government or other third-party funding, collaborations, strategic alliances, licensing arrangements or marketing and distribution arrangements, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market ourselves.
Contractual Obligations and Commitments
On March 1, 2016, we prepaid all outstanding amounts owed to SVB and terminated the Loan Agreement.
The following table summarizes our contractual obligations as of June 30, 2016:

	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
	(in thousands)
Operating lease obligations(1)	$1,229	$666	$563	$—	$—
Total fixed contractual obligations	$1,229	$666	$563	$—	$—
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
Item 4.         Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of June 30, 2016, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.
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
Risks Related to the Proposed License Agreement with Roche

The announcement and pendency of the License Transaction with Roche, whether or not consummated, may adversely affect the trading price of our common stock and business prospects.
On June 10, 2016, we entered into a license agreement, which we refer to herein as the License Agreement with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., or collectively, Roche. Under the License Agreement, we have agreed to grant Roche an exclusive, worldwide license, including the right to sublicense, to our patent rights and know-how related to our monoclonal antibody EBI-031 or any other IL-6 antagonist anti-IL-6 monoclonal antibody, to make, have made, use, have used, register, have registered, sell, have sold, offer for sale, import and export any product containing such an antibody or any companion diagnostic used to predict or monitor response to treatment with such a product, or collectively, Licensed Intellectual Property.
Pursuant to the terms of the License Agreement, Roche will be required to continue developing EBI-031 and any other product made from the Licensed Intellectual Property that contains an IL-6 antagonist anti-IL-6 monoclonal antibody, or Licensed Product, at its cost, except that we will be responsible, at our cost, for any tissue cross-reactivity studies of EBI-031 that the we initiated before the United States Food and Drug Administration, or FDA, granted us clearance to initiate a Phase I clinical trial of EBI-031, which we refer to herein as IND Clearance.
Roche has agreed to pay an up-front license fee of $7.5 million within 30 days after the effective date of the license under the License Agreement and receipt of an invoice from us, and up to an additional $262.5 million upon the achievement of specified regulatory, development and commercial milestones with respect to up to two unrelated indications. Specifically, an aggregate amount of up to $197.5 million is payable to us for the achievement of specified milestones with respect to the first indication: consisting of $72.5 million in development milestones, $50.0 million in regulatory milestones and $75.0 million in commercialization milestones.
The first development milestone payment will equal $22.5 million as a result of the investigational new drug, or IND, application for EBI-031 becoming effective on or before September 15, 2016. Additional amounts of up to $65.0 million are payable upon the achievement of specified development and regulatory milestones in a second indication.
In addition, we would be entitled to receive royalty payments in accordance with a tiered royalty rate scale, with rates ranging from 7.5% to 15% for net sales of potential future products containing EBI-031 and at up to 50% of these rates for net sales of potential future products containing other IL-6 compounds, with each of the royalties subject to reduction under certain circumstances and to the buy-out options of Roche further described below.
The License Agreement provides for two “option periods” during which Roche may elect to make a one-time payment to us and, in turn, terminate its diligence, milestone and royalty payment obligations under the License Agreement. Specifically, (i) Roche may exercise a buy-out option following the first dosing, or Initiation, in the first Phase II study for a Licensed Product until the day before Initiation of the first Phase III study for a Licensed Product, in which case Roche is required to pay us $135 million within 30 days after Roche's exercise of such buy-out option and receipt of an invoice from us, or (ii) Roche may exercise a buy-out option following the day after Initiation of the first Phase III study for a Licensed Product until the day before the acceptance for review by the FDA or other regulatory authority of a biologics license application, or BLA, or similar application for marketing approval for a Licensed Product in either the United States or in the European Union, in which case Roche is required to pay us, within 30 days after Roche’s exercise of such buy-out option and receipt of an invoice from us, $265 million, which amount would be reduced to $220 million if none of our patent rights containing a composition of matter claim covering any compound or Licensed Product has issued in the European Union.
The transactions contemplated by the License Agreement, or License Transaction, may constitute the sale of all or substantially all of our property and assets within the meaning of Section 271 of the Delaware General Corporation Law, or DGCL. As a result, we are seeking approval of the transactions contemplated by the License Agreement from the holders of a majority of our outstanding common stock entitled to vote thereon pursuant to the DGCL. The effectiveness of the license under the License Agreement and the receipt of any upfront payment or potential milestone or royalty payments are each conditioned on obtaining this stockholder approval. A special meeting of stockholders is scheduled to be held on August 15, 2016 for the purpose of obtaining this stockholder approval.
If the License Transaction is approved by our stockholders, the License Agreement will automatically become effective on the following business day; provided that no governmental entity of competent jurisdiction shall have issued or entered any order, judgment or injunction or statute, rule or regulation which has the effect of prohibiting the consummation of the transactions contemplated by the License Agreement.
The announcement and pendency of the License Transaction, whether or not consummated, may adversely affect the trading price of our common stock and our business prospects. In the event that the License Transaction is not completed, the announcement of the termination of the License Agreement may also adversely affect the trading price of our common stock and our business prospects.
We cannot be sure if or when the License Transaction will become effective or if it will be delayed and, even if it becomes effective in accordance with its terms, whether we will receive any future payments pursuant to the License Agreement.
The effectiveness of the license under the License Agreement is subject to the authorization of the License Transaction by our stockholders, provided that, in addition, no governmental entity of competent jurisdiction shall have enacted, issued, promulgated, enforced or entered any order, stay, decree, judgment or injunction or statute, rule or regulation which has the effect of prohibiting the consummation of the transactions contemplated by the License Agreement. We cannot guarantee that the License Agreement will become effective. If the License Agreement does not become effective, Roche will not be obligated to consummate the transactions contemplated by the License Agreement, and any delay could materially impair the value we may receive under the License Agreement.
In addition, the right to potential future payments under the License Agreement represents a significant portion of the value of the License Transaction to the Company. Even if the License Transaction is approved by the Company’s stockholders and the license under the License Agreement becomes effective in accordance with its terms, we cannot be certain that we will receive any future payments under the License Agreement, which would adversely affect the trading price of our common stock and our business prospects.
We have not made any determination whether to distribute or pay any dividends to stockholders, including with respect to any of the proceeds of the License Agreement.
We have not made any determination whether to distribute or pay any dividends to our stockholders with respect to the up- front, milestone, royalty or any other payments we may receive pursuant to the License Agreement. However, we continue to engage in a process to review a range of strategic alternatives with the goal of maximizing stockholder value. As part of the strategic review process, or if the strategic review process does not result in any additional transaction, we may also consider a distribution to our stockholders of all or a portion of the payments from Roche under the License Agreement. We expect to consider a variety of factors in making any decision to distribute to our stockholders all or a portion of the payments from Roche under the License Agreement as part of another strategic transaction, with the goal of maximizing stockholder value. In particular, we may be more likely to consider a distribution to our stockholders of some or all of the cash proceeds under the License Agreement, some or all of the rights to receive future payments under the License Agreement or a combination thereof if the third parties with whom we may negotiate potential transactions, such as a sale of the Company or a business combination, ascribe less value to potential future payments under the License Agreement than does our board of directors, including if the proposed ownership percentage of our stockholders following a proposed business combination does not reflect what our board of directors believes is appropriate value when compared with such a distribution to our stockholders. Conversely, if we believe that a proposed ownership percentage of our stockholders following a business combination reflects appropriate value with respect to the potential future payments under the License Agreement, including because of the relative value such ownership percentage would represent following such business combination, we may consummate the business combination without distributing to our stockholders any of the payments or rights to receive future payments under the License Agreement. In addition, a third party may require as a condition to the consummation of a transaction that we retain a minimum amount of cash resources upon the closing of such transaction, which would limit our ability to distribute cash or the right to receive future payments under the License Agreement to our stockholders if our board of directors otherwise determines such a transaction is favorable to our stockholders. If our strategic review process does not result in any additional transaction before the end of 2016 (or such earlier time as our board of directors determines to end the strategic review process), we may be inclined to distribute a significant portion of the right to receive future payments from Roche under the License Agreement to our stockholders via a dividend in the form of a contractual right to a pro rata share of such payments owed to us. Any such distribution to our stockholders would reduce funds potentially available to contribute to our future business operations and likely result in a decrease in the value of the Company immediately following the payment of any such distribution. We may also consider additional arrangements to return capital to our stockholders if our strategic review process does not result in any additional transaction.
The License Agreement limits our ability to pursue alternatives to the License Transaction.
Except as specifically set forth therein, the License Agreement restricts our ability and the ability of our directors, officers, employees and other agents or advisors to solicit, initiate or knowingly facilitate or knowingly encourage the submission of any proposal or offer from any third party with respect to an alternative strategic transaction involving the Licensed Intellectual Property; enter into or participate in any discussions or negotiations with, furnish any non-public information relating to our IL-6 program to, or afford access to the business, properties, assets, books or records of our IL-6 program to, any third party that, to our knowledge, is seeking to make, or has made, any proposal or offer for an alternative strategic transaction, in each case relating to or in connection with an alternative strategic transaction; or enter into any agreement with respect to any such alternative strategic transactions. These limitations could make it more difficult for a third party to have an interest in acquiring the Company or the Licensed Intellectual Property or to consider or propose to us an alternative transaction.
If the License Transaction is not completed, we may not have any comparable offers or alternatives.
If the License Transaction is not completed, our board of directors, in discharging its fiduciary obligations to our stockholders, may evaluate other strategic alternatives, which alternatives may not be as favorable to our stockholders as the License Transaction. These may include retaining and developing the Licensed Intellectual Property on a stand-alone basis or pursuing an alternative transaction that would yield reduced consideration or involve significant delays. Any future sale or disposition of substantially all of the assets of the Company or other potential transactions may be subject to further stockholder approval.
We will continue to incur the expenses of complying with public company reporting requirements following the effectiveness of the License Transaction.
After the effectiveness of the License Transaction, we will continue to be required to comply with the applicable reporting requirements of the Exchange Act, even though compliance with such reporting requirements may be economically burdensome.
Risks Related to Our Financial Position and Need For Additional Capital
We have incurred significant losses since our inception. We expect to incur losses over the next several years and may never achieve or maintain profitability.
Since inception, we have incurred significant operating losses. Our net loss was $14.1 million for the six months ended June 30, 2016, $33.5 million for the year ended December 31, 2015, $34.2 million for the year ended December 31, 2014 and $18.0 million for the year ended December 31, 2013. As of June 30, 2016, we had an accumulated deficit of $139.3 million. To date, we have financed our operations primarily through private placements of our common stock and preferred stock and convertible bridge notes, venture debt borrowings and our initial public offering, or IPO, sales effected in an "at the market" offering through our agent, Cowen and Company, LLC, and, to a lesser extent, from a collaboration. Substantially all of our revenue to date has been collaboration revenue, which we first began to generate in 2013. We have devoted substantially all of our financial resources and efforts to research and development activities. We are still in the early stages of development of our product candidates, and we have not completed development of any drugs. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year.
We will incur substantial expenses if and as we:

•	continue the research and development of our preclinical product candidates;

•	seek to discover and develop additional product candidates;

•	in-license or acquire the rights to other products, product candidates or technologies;

•	seek marketing approvals for any product candidates that successfully complete clinical trials;

•	establish sales, marketing and distribution capabilities and scale up and validate external manufacturing capabilities to commercialize any products for which we may obtain marketing approval;

•	maintain, expand and protect our intellectual property portfolio;

•	hire additional clinical, quality control, scientific and management personnel; and

•	expand our operational, financial and management systems and personnel.
Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. Our expenses will increase substantially if:

•	we are required by the United States Food and Drug Administration, or FDA, or the European Medicine Agency, or EMA, to perform studies in addition to those currently expected; or

•	if there are any delays in enrollment of patients in, or completing our clinical trials or the development of any product candidates that we may develop.
Our ability to become and remain profitable depends on our ability to generate revenue. Subject to the effectiveness of the License Agreement with Roche, we do not expect to generate significant revenue unless and until we obtain marketing approval for, and commercialize, EBI-031. This would require us to be successful in a range of challenging activities, including:

•	initiating and completing clinical development of EBI-031 in patients with DME, uveitis, or other indications;

•	subject to obtaining favorable results from clinical trials, applying for and obtaining marketing approvals for EBI-031;

•	establishing sales, marketing and distribution capabilities, either ourselves or through collaboration or other arrangements with third parties, to effectively market and sell EBI-031;

•	achieving an adequate level of market acceptance of EBI-031;

•	protecting our rights to our intellectual property portfolio related to EBI-031; and

•	ensuring the manufacture of commercial quantities of EBI-031.
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
We are devoting substantial financial resources to our ongoing and planned activities including functions associated with operating as a public company. We also may devote additional financial resources to conducting research and development, if we determine to proceed into clinical development, initiating clinical trials of, and seeking regulatory approval for, our product candidates. In addition, if we obtain regulatory approval for any of our product candidates, we would need to devote substantial financial resources to commercialization efforts, including product manufacturing, marketing, sales and distribution. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.
Our future capital requirements will depend on many factors, including:

•	effectiveness of the License Agreement with Roche;

•	the outcome and timing of our review of a range of strategic alternatives with the goal of maximizing stockholder value;

•	the scope, progress, results and costs of preclinical development, laboratory testing and, if we determine to proceed into clinical development, clinical trials of our preclinical product candidates;

•	our ability to establish collaborations on favorable terms, if at all, particularly manufacturing, marketing and distribution arrangements for our product candidates;

•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims; and

•	the extent to which we in-license or acquire rights to other products, product candidates or technologies.
We believe the our cash and cash equivalents of $8.5 million as of June 30, 2016, together with the aggregate upfront and initial milestone payments of approximately $30 million that will be due and payable within 30 days after effectiveness of the License Agreement with Roche, will be sufficient to fund our current operating plan into 2017. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.
Identifying potential product candidates and conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain regulatory approval and achieve product sales. Our commercial revenues, if any, will be derived from sales of any products that we successfully develop, none of which we expect to be commercially available for many years, if at all. In addition, if approved, any product candidate that we develop or any product that we in-license may not achieve commercial success. Accordingly, we will need to obtain substantial additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans.
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
Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, government or other third-party funding, collaborations, strategic alliances, licensing arrangements and marketing and distribution arrangements. We do not have any committed external source of funds other than the amounts payable under the License Agreement with Roche, subject to the effectiveness thereof. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders’ ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights as holders of our common stock. For example, in December 2014, we issued and sold in a private placement an aggregate of 1,743,680 shares of our common stock, plus warrants to purchase a total of 871,840 additional shares of common stock, which resulted in dilution to our existing stockholders. Additionally, since April 2015, we have issued and sold 1,446,781 shares of our common stock in "at the market" offerings, which resulted in dilution to our existing stockholders.
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
We are in the process of reviewing a range of strategic alternatives that could result in potential changes to our current business strategy and future operations. As part of this process, we are reviewing alternatives with the goal of maximizing stockholder value. Most of our research and development activities are on hold pending the outcome of this strategic review process as we seek to manage our cash position. As such, our business efforts are currently devoted primarily to our review of strategic alternatives. Potential strategic alternatives that we may continue to explore and evaluate during the ongoing review process include, among others, the sale of the Company, a strategic partnership or a business combination with one or more parties or the licensing, sale or divestiture of some of our assets or proprietary technologies that are not related to the License Agreement. We cannot provide any commitment regarding precisely when or if this strategic review process will result in any type of additional transaction and no assurance can be given that we will determine to pursue a potential sale, strategic partnership, business combination or other arrangement. If we determine to pursue an alternative strategy or engage in a strategic transaction, our future business, prospects, financial position and operating results could be significantly different than those in historical periods or projected by our management. Because of the significant uncertainty regarding our future plans, we are not able to accurately predict the impact of a potential change in our existing business strategy.
Risks Related to the Discovery and Development of Our Product Candidates
We depend heavily on the success of EBI-031, our most advanced product candidate, which is still in preclinical development. If we or Roche are unable to successfully commence and complete our planned clinical program and obtain marketing approvals for EBI-031, or experience significant delays in doing so, or if after obtaining marketing approvals, we or Roche fail to commercialize EBI-031, our business will be materially harmed.
We are in the early stages of development of EBI-031. We submitted an IND for EBI-031 for the treatment of DME and uveitis in June 2016, which received IND Clearance from the FDA on July 7, 2016, and enables initiation of clinical development of this product candidate.
The success of EBI-031 will depend on several factors, including the following:

•	commencing clinical development of EBI-031;

•	completing clinical development of EBI-031 in patients with DME, uveitis or other indications;

•	manufacturing commercial quantities of EBI-031 and receiving regulatory approval of manufacturing processes and facilities from applicable regulatory authorities;

•	subject to obtaining favorable results from clinical trials, applying for and obtaining marketing approvals for EBI-031;

•	effectively marketing and selling EBI-031;

•	acceptance of EBI-031, if and when approved, by patients, the medical community and third-party payors;

•	effectively competing with other therapies, including the existing standard of care;

•	maintaining a continued acceptable safety profile of EBI-031 following approval;

•	obtaining and maintaining coverage and adequate reimbursement from third-party payors;

•	obtaining and maintaining patent and trade secret protection and regulatory exclusivity; and

•	protecting rights in our intellectual property portfolio related to EBI-031.
Successful development of EBI-031 for use in broader patient populations and the ability of Eleven or Roche, if EBI-031 is approved, to broaden the label will depend on similar factors. If we or Roche do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize EBI-031, which would materially harm our business.
If clinical trials of any product candidate that we develop fail to demonstrate safety and efficacy to the satisfaction of the FDA, the EMA or other regulatory authorities or do not otherwise produce favorable results, we may incur additional costs or experience delays in completing, or ultimately be delayed or unable to complete, the development and commercialization of any product candidate.
Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. For example, in May 2015, we announced top-line results from our Phase 3 clinical trial of our product candidate isunakinra in patients with moderate to severe dry eye disease. In this trial, there was no statistically significant difference between the isunakinra treated group and the vehicle control group on the co-primary endpoints. In addition, there were no statistically significant differences between the isunakinra treated group and the vehicle treated group on any secondary endpoints. Additionally, in January 2016, we announced top-line results from our Phase 3 clinical trial of isunakinra in patients with severe allergic conjunctivitis. In this trial, there was no statistically significant difference between the isunakinra treated group and the vehicle control group on the primary endpoint of ocular itching or on any secondary endpoints.
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
We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize any product candidates that we may develop, including:

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
We may not be able to initiate or continue clinical trials for our product candidates that we may develop if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the United States.

Patient enrollment is affected by a number of factors, including:

•	the severity of the disease under investigation;

•	the eligibility criteria for the study in question;

•	the perceived risks and benefits of the product candidate under study;

•	the efforts to facilitate timely enrollment in clinical trials;

•	the patient referral practices of physicians;

•	any ongoing clinical trials conducted by competitors for the same indication;

•	the ability to monitor patients adequately during and after treatment; and

•	the proximity and availability of clinical trial sites for prospective patients.
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
If serious adverse or unacceptable side effects are identified during the development of any product candidates that we may develop, we may need to abandon or limit our development of such product candidates.
If any of our product candidates are associated with serious adverse events or undesirable side effects in clinical trials or have characteristics that are unexpected, we may need to abandon their development or limit development to more narrow uses or subpopulations in which the serious adverse events, undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. We have no clinical safety data on human exposure to EBI-031 or any of our other preclinical product candidates. Many compounds that initially showed promise in clinical or early stage testing for treating ophthalmic disease have later been found to cause side effects that prevented further development of the compound.
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
Risks Related to the Commercialization of Our Product Candidates
Even if any product candidate that we develop receives marketing approval, it may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success and the market opportunity may be smaller than we estimate.
If any product candidate that we develop receives marketing approval, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. Current treatments that are used for DME and uveitis include blockers of a protein called vascular endothelial growth factor, or VEGF, and low cost, off-label use of corticosteroids. These treatments are well established in the medical community, and doctors may continue to rely on these treatments rather than our product candidates, if and when they are approved for marketing by the FDA. As a result, healthcare professionals and third-party payors may choose to rely on such products rather than our product candidates.
The degree of market acceptance of any product candidate that we may develop, if approved for commercial sale, will depend on a number of factors, including:

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
Our assessment of the potential market opportunity for our product candidates is based on industry and market data that we obtained from industry publications and research, surveys and studies conducted by third parties. Industry publications and third-party research, surveys and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. If the actual market for our product candidates is smaller than we expect, our product revenue or license revenue may be limited and it may be more difficult for us to achieve or maintain profitability.
If we are unable to establish sales, marketing and distribution capabilities, we may not be successful in commercializing any product candidates that we may develop if and when they are approved.
We do not have a sales or marketing infrastructure and have no experience in the sale, marketing or distribution of therapeutic products. To achieve commercial success for any product for which we have obtained marketing approval, we will need to establish sales, marketing and distribution capabilities, either ourselves or through collaborations or other arrangements with third parties.
There are risks involved with establishing our own sales, marketing and distribution capabilities. For example, recruiting and training a sales force is expensive and time consuming and could delay any product launch. If the commercial launch of any product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.
Factors that may inhibit our efforts to commercialize any product candidates on our own include:

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
We may enter into arrangements with third parties to perform sales, marketing and distribution services in markets outside the United States. We may also enter into arrangements with third parties to perform these services in the United States if we do not establish our own sales, marketing and distribution capabilities in the United States or if we determine that such third-party arrangements are otherwise beneficial. Our product revenues and our profitability, if any, under any such third-party sales, marketing or distribution arrangements are likely to be lower than if we were to market, sell and distribute any product candidates that we may develop ourselves. In addition, we may not be successful in entering into arrangements with third parties to sell, market and distribute any product candidates or may be unable to do so on terms that are favorable to us. We likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our product candidates effectively. If we do not establish sales, marketing and distribution capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing any product candidates that we may develop.

We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.
The development and commercialization of new drug products is highly competitive. We face competition with respect to our current product candidates, and will face competition with respect to any product candidates that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. There are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of products for the treatment of the disease indications for which we are developing our product candidates. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.
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
Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than product candidates that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market.
In addition, our ability to compete may be affected in many cases by insurers or other third-party payors, particularly Medicare, seeking to encourage the use of generic products. Generic products are currently being used for the indications that we are pursuing, and additional products are expected to become available on a generic basis over the coming years. If any product candidate that we may develop achieves marketing approval, we expect that it will be priced at a significant premium over competitive generic products.
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
Even if we are able to commercialize any product candidate that we may develop, the products may become subject to unfavorable pricing regulations, third-party coverage or reimbursement practices or healthcare reform initiatives, which could harm our business.
Our ability to commercialize any product candidates that we may develop successfully will depend, in part, on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government healthcare programs, private health insurers, managed care plans and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. Coverage and reimbursement may not be available for any product that we commercialize and, even if they are available, the level of reimbursement may not be satisfactory.
Inadequate reimbursement may adversely affect the demand for, or the price of, any product candidate for which we obtain marketing approval. Obtaining and maintaining adequate reimbursement for our products may be difficult. We may be required to conduct expensive pharmacoeconomic studies to justify coverage and reimbursement or the level of reimbursement relative to other therapies. If coverage and adequate reimbursement are not available or reimbursement is available only to limited levels, we may not be able to successfully commercialize any product candidate for which we obtain marketing approval.
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
We face an inherent risk of product liability exposure related to the use of any product candidates that we develop in human clinical trials and will face an even greater risk if we commercially sell any products that we develop. If we cannot successfully defend ourselves against claims that our product candidates or products caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

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
We currently hold $5.0 million in product liability insurance coverage in the aggregate, with a per incident limit of $5.0 million, which may not be adequate to cover all liabilities that we may incur. We would need to increase our insurance coverage if we expand our clinical development activities beyond historical levels. We would need to further increase our insurance coverage if we commence commercialization of any product candidate that receives marketing approval. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.
Risks Related to Our Dependence on Third Parties
The successful commercialization and continued development of EBI-031 depends substantially on the License Agreement with Roche. If Roche is unable or unwilling to commercialize or further develop EBI-031, or experiences significant delays in doing so, our business will be materially harmed.
On June 10, 2016, we entered into the License Agreement with Roche for the development and commercialization of EBI-031. Prior to this agreement, we did not have a history of working with Roche. Subject to effectiveness of the License Agreement, the agreement provides for milestone payments to us based on the achievement of specified development, regulatory and commercial milestones, and provides us with royalty-based revenue if EBI-031 is successfully commercialized. We cannot predict the success of the License Agreement.
Subject to effectiveness of the License Agreement, we will be substantially dependent on Roche to develop and commercialize EBI-031. Under the License Agreement, Roche has significant control over the conduct and timing of development and commercialization efforts with respect to EBI-031. We have little control over the amount, timing and quality of resources that Roche devotes to the development or commercialization of EBI-031. If Roche fails to devote sufficient financial and other resources to the future development or commercialization of EBI-031, the development and commercialization of EBI-031 would be delayed or could fail. This would result in a delay in our receiving milestone payments or royalties at all.
We may enter into collaborations or license agreements with third parties for the development or commercialization of our product candidates. If our collaborations or licenses are not successful, we may not be able to capitalize on the market potential of these product candidates.
We may seek third-party collaborators or licensees for development and commercialization of our product candidates. Our likely collaborators or licensees for any sales, marketing, distribution, development, licensing or broader collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. We are not currently party to any such arrangement, other than the License Agreement with Roche. Our ability to generate revenues from these arrangements will depend on our collaborators’ or licensee's abilities and efforts to successfully perform the functions assigned to them in these arrangements.

Collaborations and licenses involving our product candidates, including the License Agreement with Roche, pose a number of risks, including the following:

•	collaborators or licensees have significant discretion in determining the amount and timing of efforts and resources that they will apply to these collaborations or licenses;

•	collaborators or licensees may not perform their obligations as expected;

•
collaborators or licensees may not pursue development and commercialization of our product candidates that receive marketing approval or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborators’ or licensees' strategic focus or available funding, or external factors, such as an acquisition, that divert resources or create competing priorities;

•
collaborators or licensees may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;

•
collaborators or licensees could independently develop, or develop with third parties, products that compete directly or indirectly with our products or product candidates if the collaborators or licensees believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;

•
product candidates discovered under the collaboration or license with us may be viewed by our collaborators or licensees as competitive with their own product candidates or products, which may cause collaborators or licensees to cease to devote resources to the commercialization of our product candidates;

•
a collaborator or licensee with marketing and distribution rights to one or more of our product candidates that achieve regulatory approval may not commit sufficient resources to the marketing and distribution of such product or products;

•
disagreements with collaborators or licensees, including disagreements over proprietary rights, contract interpretation or the preferred course of development, might cause delays or termination of the research, development or commercialization of product candidates, might lead to additional responsibilities for us with respect to product candidates, or might result in litigation or arbitration, any of which would divert management attention and resources, be time-consuming and expensive;

•
collaborators or licensees may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential litigation;

•	collaborators or licensees may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability; and

•
collaborations or licenses may be terminated for the convenience of the collaborator or licensee and, if terminated, we could be required to raise additional capital to pursue further development or commercialization of the applicable product candidates.

Collaboration agreements and licenses may not lead to development or commercialization of product candidates in the most efficient manner, or at all. If any collaborations or licenses that we enter into, do not result in the successful development and commercialization of products or if one of our collaborators or licensees terminates its agreement with us, we may not receive any future research funding or milestone or royalty payments under the collaboration or license. For example, we were collaborating with ThromboGenics, N.V., or ThromboGenics, under a collaboration and license agreement, to identify protein or peptide therapeutics that directly modulate any of a specified set of targets in a novel pathway in retinal disease. On August 1, 2016, we received notice from ThromboGenics of its termination, effective October 31, 2016, of the collaboration and license agreement. No collaboration products have been identified under the agreement. We do not expect to receive payment for any future potential milestones or royalties under the ThromboGenics collaboration and license agreement. All of the risks relating to product development, regulatory approval and commercialization described in this Quarterly Report on Form 10-Q also apply to the activities of our collaborators and licensees.
Additionally, subject to its contractual obligations to us, if a collaborator or licensee of ours were to be involved in a business combination, it might deemphasize or terminate the development or commercialization of any product candidate licensed to it by us. If one of our collaborators or licensees terminates its agreement with us, we may find it more difficult to attract new collaborators or licensees and our perception in the business and financial communities could be harmed.
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
We have relied on third parties, such as CROs, to conduct our clinical trials of isunakinra and expect to continue to rely on third parties, such as CROs, clinical data management organizations, medical institutions and clinical investigators, to conduct any clinical trials of our product candidates. These agreements might terminate for a variety of reasons, including a failure to perform by the third parties. If we need to enter into alternative arrangements, that would delay our product development activities.
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
We expect to contract with third parties for the manufacture of our product candidates for clinical trials and would expect to continue to do so in connection with the commercialization of any product candidates that receive marketing approval. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts
We do not currently own or operate manufacturing facilities for the production of clinical or commercial quantities of any of our product candidates. We rely, and expect to continue to rely, on third parties to manufacture preclinical and clinical supplies of our product candidates that we may develop and commercial supplies of products if and when any of our product candidates receives marketing approval. Our current and anticipated future dependence upon others for the manufacture of any product candidate or product that we develop may adversely affect our future profit margins and our ability to commercialize any products that receive marketing approval on a timely and competitive basis. In addition, any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval.
The FDA maintains strict requirements governing the manufacturing process for biologics. When a manufacturer seeks to modify or make even seemingly minor changes to that process, the FDA may require the applicant to conduct a comparability study that evaluates the potential differences in the product resulting from the change in the manufacturing process. The agency has issued several guidances on this point. In connection with our application for a license to market our product candidates in the United States, we may be required to conduct a comparability study if the product we intend to market is supplied by a manufacturer different from the one who supplied the product evaluated in our clinical studies. Delays in designing and completing this study to the satisfaction of the FDA could delay or preclude our development and commercialization plans and thereby limit our revenues and growth.
Reliance on third-party manufacturers entails additional risks, including:

•
any product candidates that we may develop may compete with other product candidates and products for access to a limited number of suitable manufacturing facilities that operate under current good manufacturing practices, or cGMP, regulations;

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
Risks Related to Regulatory and Marketing Approval of Our Product Candidates and Other Legal Compliance Matters
If we are not able to obtain required regulatory approvals, or there are delays in obtaining approvals, we will not be able to commercialize any product candidate that we may develop, and our ability to generate revenue will be materially impaired. The marketing approval process is expensive, time-consuming and uncertain. As a result, we cannot predict when or if we, or any licensees or collaborators, will obtain marketing approval to commercialize any product candidate.
To date, we have not obtained approval from the FDA or any foreign regulatory authority to market or sell any of our product candidates. The failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate. The activities associated with the development and commercialization of our product candidates, including design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by the EMA and similar regulatory authorities outside the United States. We have only limited experience in filing and supporting the applications necessary to gain marketing approvals and expect to rely on third-party CROs to assist us in this process.
The process of obtaining marketing approvals, both in the United States and abroad, is expensive and may take many years, especially if additional clinical trials are required, if approval is obtained at all. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety, purity and potency. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities. The FDA, EMA or other regulatory authorities may determine that any product candidate that we may develop is not safe, effective or pure, is only moderately effective or has undesirable or unintended side effects, toxicities or other characteristics that preclude our obtaining marketing approval or prevent or limit commercial use. Any marketing approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable.
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
In order to market and sell any product candidate that we may develop in the European Union and many other jurisdictions, we or our third-party licensees or collaborators must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, it is required that the product be approved for reimbursement before the product can be sold in that country. We or these third parties may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. We may not be able to file for marketing approvals and may not receive necessary approvals to commercialize our products in any market.
Even if we, or our third-party licensees or collaborators, obtain marketing approvals for our product candidates, the terms of those approvals, ongoing regulations and post-marketing restrictions may limit how we, or they, manufacture and market our products, which could materially impair our ability to generate revenue.
Once marketing approval has been granted, an approved product and its manufacturer and marketer are subject to ongoing review and extensive regulation. We, and any collaborators we may have in the future, must therefore comply with requirements concerning advertising and promotion for any of our products for which we or they obtain marketing approval. Promotional communications with respect to prescription products are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved labeling. Thus, if any product candidate that we may develop receives marketing approval, the accompanying label may limit the approved use of our product, which could limit sales of the product.
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
Healthcare providers, physicians and third-party payors in the United States and elsewhere will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute any products for which we obtain marketing approval. In addition, we may be subject to transparency laws and patient privacy regulation by U.S. federal and state governments and by governments in foreign jurisdictions in which we conduct our business. The applicable federal, state and foreign healthcare laws and regulations that may affect our ability to operate include:

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
Current and future legislation may increase the difficulty and cost for us and any collaborators to obtain marketing approval of our product candidates and affect the prices we, or they, may obtain.
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
We are highly dependent on the research and development, clinical and business development expertise of Abbie Celniker, Ph.D., our President and Chief Executive Officer, Karen L. Tubridy, our Chief Development Officer, Michael H. Goldstein, M.D., our Chief Medical Officer, and John J. McCabe, our Chief Financial Officer, as well as the other principal members of our management, scientific and clinical team. Although we have entered into employment agreements with our executive officers, each of them may terminate their employment with us at any time. For example, in January 2016, Eric Furfine, Ph. D., notified us of his resignation as our Chief Scientific Officer. We do not maintain “key person” insurance for any of our executives or other employees.
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
If we expand our development and regulatory capabilities or implement sales, marketing and distribution capabilities, we may encounter difficulties in managing our growth, which could disrupt our operations.
To manage future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.
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
As of July 31, 2016, our current executive officers and directors, combined with our stockholders who own more than 5% of our outstanding common stock, in the aggregate, beneficially owned shares representing approximately 64.3% of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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
The trading price of our common stock has and may continue to fluctuate significantly. During the period from January 4, 2016 to July 31, 2016, the closing sales price of our common stock ranged from a high of $4.54 per share to a low of $0.25 per share. Our stock price experienced significant volatility in May 2015 after we announced that we failed to meet either of the two co-primary endpoints in our Phase 3 clinical trial of isunakinra in patients with moderate to severe dry eye disease and in January 2016 after we announced that we failed to meet the primary endpoint in our Phase 3 clinical trial of isunakinra in patients with allergic conjunctivitis. Furthermore, the stock market in general and the market for smaller biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, our stockholders may not be able to sell their common stock at or above the price at which they purchased their shares. The market price for our common stock may be influenced by many factors, including:

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

On May 3, 2016, we received notification from the NASDAQ Listing Qualifications Department that we had regained compliance with the Minimum Market Value Rule, and on May 31, 2016, we received notification from the NASDAQ Listing Qualifications Department that we had regained compliance with the Minimum Bid Price Rule. However, we may in the future fail to satisfy these or other continued listing standards of the NASDAQ Global Market. In the event that we are unable to satisfy the continued listing standards of the NASDAQ Global Market, our common stock may be delisted from that market. Any delisting of our common stock from the NASDAQ Global Market could adversely affect our ability to attract new investors, decrease the liquidity of our outstanding shares of common stock, reduce our flexibility to raise additional capital, reduce the price at which our common stock trades and increase the transaction costs inherent in trading such shares with overall negative effects for our stockholders. In addition, delisting of our common stock could deter broker-dealers from making a market in or otherwise seeking or generating interest in our common stock, and might deter certain institutions and persons from investing in our securities at all. For these reasons and others, delisting could adversely affect the price of our common stock and financial condition and business prospects.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
As of December 31, 2015, we had federal net operating loss, or NOL, carryforwards of $120.0 million, state NOL carryforwards of $118.2 million and federal and state research and development tax credit carryforwards of $1.7 million and $1.2 million, respectively. These federal and state NOL carryforwards and federal and state tax credit carryforwards expire at various dates beginning in 2029 through 2035, if not utilized. Utilization of these NOL and tax credit carryforwards may be subject to a substantial limitation under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, and comparable provisions of state, local and foreign tax laws due to changes in ownership of our company that have occurred previously or that could occur in the future. Under Section 382 of the Code and comparable provisions of state, local and foreign tax laws, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change by value in its equity ownership over a three year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes, such as research and development tax credits, to reduce its post-change income may be limited. We  have determined that it is more likely than not that our net operating and tax credit amounts disclosed are subject to a material limitation under Section 382 resulting in available federal net operating loss, or NOL, carryforwards of $119.2 million, state NOL carryforwards of $117.4 million and federal and state research and development credit carryforwards of $1.6 million and $1.2 million, respectively, available to reduce future taxable income. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, if we generate taxable income, our ability to use our pre-change NOL and tax credits carryforwards to reduce U.S. federal and state taxable income may be subject to limitations, which could result in increased future tax liability to us.
A significant portion of our total outstanding shares are eligible to be sold into the market, which could cause the market price of our common stock to drop significantly, even if our business is doing well.
Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of July 31, 2016, we had outstanding 20,058,298 shares of common stock. Of these shares, 7,729,634 shares are restricted securities under Rule 144 under the Securities Act. Any of our remaining shares that are not restricted securities under Rule 144 under the Securities Act may be resold in the public market without restriction unless purchased by our affiliates.
Moreover, holders of an aggregate of 8,020,538 shares of our common stock have rights, subject to specified conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. On April 9, 2014, we filed a registration statement registering all shares of common stock that we may issue under our equity compensation plans. As of July 31, 2016, we had outstanding options to purchase an aggregate of approximately 2,116,944 shares of our common stock, of which options to purchase approximately 1,028,160 shares were vested. These shares can be freely sold in the public market upon issuance, subject to volume, notice and manner of sale limitations applicable to affiliates.
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
John J. McCabe
Chief Financial Officer (Principal Financial and Accounting Officer)
August 12, 2016

EXHIBIT INDEX

Exhibit No.	Description
10.1*†	License Agreement, dated as of June 10, 2016, by and among Eleven Biotherapeutics, Inc., F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc.
31.1	Rule 13a-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Financial Officer
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. §1350
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
†	Confidential treatment requested as to portions of the exhibit. Confidential materials omitted and filed separately with the Securities and Exchange Commission.