Form 10-K
period 2016-12-31
Eleven Biotherapeutics, Inc.
filed 2017-03-24
CIK 1485003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    ☐  Yes    ☒  No
As of June 30, 2016, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $18.9 million, based on the closing price of the registrant’s common stock on June 30, 2016.
Number of outstanding shares of Common Stock as March 23, 2017: 24,700,746

ELEVEN BIOTHERAPEUTICS, INC.

i

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
The forward-looking statements in this Annual Report on Form 10-K include, among other things, statements about:

•	our expected future loss and accumulated deficit levels;

•	our projected financial position and estimated cash burn rate;

•	our estimates regarding expenses, future revenues, capital requirements and needs for, and ability to obtain, additional financing;

•	our ability to continue as a going concern;

•	our need to raise substantial additional capital to fund our operations;

•	the success, cost and timing of our pre-clinical studies and clinical trials in the United States, Canada and in other foreign jurisdictions;

•	the potential enrollment challenges to our Phase 3 clinical trial of Vicinium due to anticipated shortages of Bacillus Calmette-Guérin, or BCG;

•	the potential that results of pre-clinical studies and clinical trials indicate our product candidates are unsafe or ineffective;

•	our dependence on third parties, including contract research organizations, or CROs, in the conduct of our pre-clinical studies and clinical trials;

•
the difficulties and expenses associated with obtaining and maintaining regulatory approval of our product candidates and companion diagnostics, if any, in the United States, Canada and in other foreign jurisdictions, and the labeling under any approval we may obtain;

•	our plans and ability to develop and commercialize our product candidates;

•
our ability to achieve certain future regulatory, development and commercialization milestones under our license agreement, which we refer to as the License Agreement, with F. Hoffmann-La Roche Ltd and Hoffmann La-Roche Inc., or collectively, Roche;

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
Our product candidates are investigational biologics undergoing clinical development and have not been approved by the U.S. Food and Drug Administration, or FDA, Health Canada, or the European Commission, or submitted to the FDA, Health Canada or the European Medicines Agency, or EMA, as part of the approval process. Our product candidates have not been, nor may they ever be, approved by any regulatory agency or competent authorities nor marketed anywhere in the world.
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
Overview
We are a biologics oncology company focused primarily on designing, engineering and developing targeted protein therapeutics, or TPTs. Our TPTs are single protein therapeutics composed of targeting moieties genetically fused via linker domains to cytotoxic protein payloads that are produced through our proprietary one-step manufacturing process. We target tumor cell surface antigens that allow for rapid internalization into the targeted cancer cell and have limited expression on normal cells. We have designed our TPTs to overcome the fundamental efficacy and safety challenges inherent in existing antibody drug conjugates, or ADCs, where a payload is chemically attached to a targeting antibody.
Our most advanced product candidate is ViciniumTM, which is a locally-administered TPT. In the third quarter of 2015, we, through our recently acquired subsidiary, Viventia Bio Inc., or Viventia, commenced in the United States and Canada a Phase 3 clinical trial of Vicinium for the treatment of subjects with high-grade non-muscle invasive bladder cancer, or NMIBC. We anticipate complete enrollment in this clinical trial in the second half of 2017 with topline data in 2018. Our second most advanced product candidate is ProxiniumTM, a locally-administered TPT intended for the treatment of squamous cell carcinoma of the head and neck, or SCCHN. We intend to commence a Phase 1/2a clinical trial that will explore the potential of Proxinium with a checkpoint inhibitor for the treatment of SCCHN in the second half of 2017. We may explore additional therapeutic indications for Vicinium and Proxinium.
In addition to our locally-administered TPTs, our pipeline also includes systemically-administered TPTs in development. Our systemically-administered TPTs are built around our proprietary de-immunized variant of the plant-derived cytotoxin bouganin, or deBouganin. Our lead systemically-administered product candidate, VB6-845d, is being developed for the treatment of multiple types of epithelial cell adhesion molecule, or EpCAM, positive solid tumors. VB6-845d is administered by intravenous infusion. A Phase 1 clinical trial conducted with VB6-845, the prior version of VB6-845d, revealed no clinically relevant immune response to the deBouganin payload In April 2016, we submitted an investigational new drug application, or IND, to the FDA in preparation of initiating a Phase 1/2 clinical trial of VB6-845d in subjects with EpCAM-positive cancers in the United States. The IND was withdrawn in July 2016 after we received initial feedback from the FDA indicating that they had identified hold and non-hold deficiencies that needed to be addressed. In December 2016, we submitted a request for a pre-IND meeting to seek input on the manufacturing, nonclinical and clinical plans for VB6-845d prior to resubmitting an IND. In February 2017, the FDA provided guidance on our manufacturing and nonclinical plans for VB6-845d. Based on this guidance, we are performing additional studies and an updated IND submission is planned in the first quarter of 2018.
We maintain global development, marketing and commercialization rights for all of our TPT-based product candidates. Upon regulatory approval for our product candidates, we will explore various commercialization strategies to market our products. If we obtain regulatory approval for Vicinium in high-grade NMIBC, we may build a North American specialty urology sales force to market the product or seek commercialization partners. If we obtain regulatory approval for our other product candidates, including Proxinium, we may seek partners with oncology expertise in order to maximize the commercial value of each asset or a portfolio of assets. We also own or exclusively license worldwide intellectual property rights for all of our TPT-based product candidates, covering our key patents with protection ranging from 2018 to 2036. See ‘‘Business-Intellectual Property’’ for additional details.
On June 10, 2016, we entered into the License Agreement with Roche, pursuant to which we licensed our monoclonal antibody EBI-031 and all other IL-6 antagonist antibody technology owned by us. Under the License Agreement, Roche is required to continue developing EBI-031 at its cost. At the time of the License Agreement, EBI-031, which was derived using our previous AMP-Rx platform, was in pre-clinical development as an intravitreal injection for diabetic macular edema and uveitis. We have received $30.0 million in payments from Roche pursuant to the License Agreement, including a $7.5 million upfront payment and a $22.5 million milestone payment as a result of the IND application for EBI-031 becoming effective.  We are also entitled to receive an additional $240.0 million upon the achievement of other specified regulatory, development and commercial milestones, as well as royalties based on net sales of potential future products containing EBI-031 or any other potential future products containing other IL-6 compounds.
We also previously invested a significant portion of our efforts and financial resources in the development of our product candidate isunakinra (EBI-005) for the treatment of subjects with dry eye disease and allergic conjunctivitis. Based on negative results from our completed Phase 3 clinical trials in dry eye disease and allergic conjunctivitis, we do not plan to pursue further development of isunakinra.
Our TPT Platform
Our current product candidates are based on our proprietary TPT platform and are focused on addressing areas of unmet medical need in cancer. Our novel TPTs have been designed to overcome the efficacy and safety challenges of existing ADCs and are being developed for both local and systemic administration. Our TPTs are single protein therapeutics composed of targeting moieties genetically fused via linker domains to cytotoxic protein payloads that are produced through our proprietary one-step manufacturing process. Our TPT platform uses protein binding antibody fragments, which include fragment antigen binding domains, or Fabs, single chain variable domains, or scFvs, and non-covalent scFv dimers, or diabodies, derived from the domains of antibodies that confer antigen recognition. We select antibody fragments for our product candidates depending upon the target therapeutic indication. We target tumor cell surface antigens that allow for rapid internalization into the targeted cancer cell and have limited expression in normal cells. For local administrations, we utilize an immunogenic cytotoxic protein payload designed to both target cancer cells and promote a heightened local immune response against the tumor. For systemic administrations, we use a deBouganin payload that we believe can be repeatedly administered without the generation of an efficacy-limiting immune response against the payload.
Locally-administered TPTs
We utilize our TPTs with immunogenic cytotoxic protein payloads for tumors that can be targeted locally rather than systemically. Local administration allows for the TPT to reach the tumor without being cleared by the immune system, which enables us to maximize the concentration of TPTs directly to tumors. Our locally-administered TPTs, including our lead product candidates Vicinium and Proxinium, contain a targeting moiety that is designed to bind to EpCAM, which is a protein over-expressed in many cancers. This targeting moiety is genetically fused to a truncated form of exotoxin A, or ETA, which is an immunogenic cytotoxic protein payload that is produced by the bacterial species, Pseudomonas. These product candidates are designed to bind to EpCAM on the surface of cancer cells. The TPT-EpCAM complex is subsequently internalized into the cell, and, once inside the cell, the TPT is cleaved by a cellular enzyme to release the cytotoxic protein payload, thus enabling cancer cell-killing.
We also believe that our TPTs designed for local administration may not only directly kill cancer cells through a targeted delivery of a cytotoxic protein payload, but also potentiate an anti-cancer therapeutic immune response in cancer cells near the site of administration. This immune response is believed to be triggered by both the immunogenic cell death of the cancer cells due to our payloads’ mechanism of action and the subsequent release of tumor antigens and the immunologically active setting created by the nature of the cytotoxic protein payloads. We believe that this immune response may also enhance the action of checkpoint inhibitors, which require a pre-existing immune response for maximum efficacy.
Our most advanced locally-administered product candidates are Vicinium and Proxinium, for the treatment of high-grade NMIBC and recurrent, locally advanced or metastatic EpCAM-expressing SCCHN, respectively. These TPTs are not, however, suitable for systemic administration over multiple doses because the body’s immune system would recognize and eliminate foreign proteins, such as ETA, prior to their reaching targeted cancer cells.
Systemically-administered TPTs
We also utilize our TPTs with a de-immunized payload where systemic administration is required. Our systemically-administered TPTs currently in development are built around deBouganin. Since the body’s immune system naturally recognizes and attempts to eliminate foreign proteins, we designed our systemically administered TPTs with a deBouganin payload to avoid inducing an immunogenic response. DeBouganin is constructed by mutating the immunogenic T-cell epitopes from bouganin so that they are not recognized as foreign by the immune system. However, we also believe that deBouganin may enhance the action of checkpoint inhibitors as a result of the promotion of a local tumor immune response following the death of cancer cells. Our systemically-administered product candidate is VB6-845d for the treatment of multiple types of EpCAM-positive solid tumors.
Our Differentiated Approach to Targeted Therapies
We believe that our TPT construct will address many challenges experienced with existing ADCs. The basic construct for our TPTs and existing ADCs is similar as each is comprised of a targeting moiety that specifically binds to cancer cells and delivers a cytotoxic payload. However, existing ADCs have been associated with limitations that we believe are addressed by our TPTs.

Limitations of existing ADC approaches to treating tumors
We believe existing ADCs have the following fundamental efficacy and safety challenges:

•	Deliver insufficient drug to tumors. Existing ADCs utilize full-length antibodies, which, due to their large size, have a reduced ability to penetrate tumors, thereby reducing their efficacy.

•
Inability to kill a broad array of cancer cells within a tumor. Subsets of cancer cells within tumors may have mechanisms to resist and not be responsive to the cytotoxic payloads, or small molecule chemotherapies, used in existing ADCs.

•
Off-target toxicities due to unstable chemical linkage between targeting antibody and cytotoxic payload. Existing ADCs utilize chemical linkage strategies to join antibodies to small molecule cytotoxic payloads. While in the circulatory system, these chemical linkages can break and release free cytotoxic payloads in the circulation. These free small molecule cytotoxic payloads are not targeted and cannot discriminate between dividing cancer cells and non-cancerous cells, thus resulting in increased off-target toxicities.

•
Limited combination therapy potential. The release of free cytotoxic payloads in the tumor region can result in toxicity to immune cells that attack tumors. This effect on anti-tumor immune cells may limit the potential utility of ADCs in combination therapies, including those employing immune checkpoint inhibitors.

•
Complex and challenging manufacturing process. The multi-step manufacturing process of existing ADCs creates a non-homogeneous product that limits efficacy and drives greater costs than our manufacturing process.

Advantages of our TPT platform
We believe TPTs offer the following key advantages:

•
Deliver a greater amount of drug to tumors. Our TPTs are designed using smaller targeting proteins that have an increased ability to exit the circulatory system and have binding properties designed to enable deeper penetration into targeted tumors, and we believe this will increase efficacy.

•
Ability to kill a broader array of cancer cells within a tumor. Our novel cytotoxic payloads consist of proteins rather than small molecule cytotoxic payloads. We believe the larger size of our cytotoxic protein payloads helps circumvent multi-drug resistance mechanisms that can make certain cancer cells resistant to small molecule cytotoxic payloads. By contrast to existing ADCs, which employ cytotoxic payloads that inhibit cellular replication and are effective at killing rapidly proliferating cancer cells, our cytotoxic protein payloads inhibit protein synthesis and are designed to kill not only rapidly proliferating, but also slowly growing cancer cells include tumor progenitor cells/cancer stem-like cells.

•
Increase safety due to a more stable linkage between targeting protein and cytotoxic payload. Our single protein molecules are designed to remain intact until they reach the inside of the cancer cell and to not release free cytotoxins into the circulatory system, thereby minimizing off-target toxicity.

•
Promote a therapeutic immune response. We believe that the potent TPT toxin-mediated killing of cancer cells in this immunologically active setting leads to the efficient presentation of cancer antigens to the immune system, thereby promoting an anti-tumor cellular immune response. Our locally-administered TPTs utilize an immunogenic cytotoxic payload that we believe promotes a heightened immune response in the local tumor environment.

•
Potential combination with checkpoint inhibitors. We believe that the potential effect of checkpoint inhibitors, which are antibodies that promote the action of anti-tumor T-cells by blocking inhibitory ligand/receptor interactions that include PD-1 and PD-L1, may be enhanced when used in combination with other agents. We believe that, by mediating specific killing of tumor cells and promoting anti-tumor immune responses, our TPTs, while potentially effective on their own, may complement checkpoint inhibitors. In particular, we believe that our use of our cytotoxin payload ETA, which promotes an immune response in the local tumor environment, may facilitate the presentation of tumor cell surface antigens following the death of cancer cells, thereby providing a tumor immune response to enhance the action of checkpoint inhibitor therapies.

•
Utilize a simpler and more efficient manufacturing process. Our one-step manufacturing process creates a homogeneous product that we believe will improve efficacy and result in lower manufacturing costs.

Our Strategy
We are committed to designing, engineering, developing and commercializing TPTs to identify and address oncology indications that suffer from a high unmet medical need. The key elements of our strategy are as follows:

•
Rapidly advance Vicinium through clinical development and obtain regulatory approval. Based upon our September 2014 end of Phase 2 meeting with the FDA, in the third quarter of 2015, we, through our recently acquired subsidiary Viventia, commenced an open-label, non-randomized Phase 3 clinical trial of Vicinium in subjects with high-grade NMIBC in the United States and Canada. In November 2016, the FDA provided draft guidance regarding appropriate clinical trial design for new therapies for NMIBC, including the use of single-arm studies. We believe that our Phase 3 clinical trial design is consistent with the FDA’s draft guidance. We anticipate complete enrollment of this Phase 3 clinical trial in the second half of 2017, and we expect to report top-line data in 2018. If this Phase 3 clinical trial is successful, we intend to pursue regulatory approval initially in the United States and Canada. Assuming that we receive positive data in our Phase 3 clinical trial, we intend to initiate discussions with the EMA regarding a regulatory pathway for European Union, or E.U., approval.

•
Rapidly advance Proxinium through clinical development and obtain regulatory approval. We intend to initiate a Phase 1/2a clinical trial of Proxinium in combination with a checkpoint inhibitor in the second half of 2017. We anticipate that the Phase 1/2a clinical trial will explore the potential for Proxinium, due to its potential immunogenic effect, to enhance checkpoint inhibitors in combination therapy for the treatment of EpCAM-expressing SCCHN. In prior Phase 1 and Phase 2 clinical trials, Proxinium demonstrated anti-tumor activity in 53% of evaluable subjects with EpCAM-expressing tumors as assessed by investigator’s clinical measurements, investigator’s overall assessment including qualitative changes, and assessment of available radiologic data.

•
Advance our systemically-administered product candidate, VB6-845d. In April 2016, we submitted an IND to the FDA in preparation of initiating a Phase 1/2 clinical trial of VB6-845d in subjects with EpCAM-positive cancers in the United States. The IND was withdrawn in July 2016 after we received initial feedback from the FDA indicating that they had identified hold and non-hold deficiencies that needed to be addressed. In December 2016, we submitted a request for a pre-IND meeting to seek input on the manufacturing, nonclinical and clinical plans for VB6-845d prior to resubmitting an IND. In February 2017, the FDA provided guidance on our manufacturing and nonclinical plans for VB6-845d. Based on this guidance, we are performing additional studies and an updated IND submission is planned for in the first quarter of 2018. We believe that the deBouganin payload in VB6-845d may enhance the action of checkpoint inhibitors as a result of the promotion of a local tumor immune response following the death of cancer cells.

•
Explore opportunities in combination therapies. We plan to continue discussions with potential partners that utilize technologies whose mechanism of action could be complementary to our TPT platform. These technologies include, but are not limited to, checkpoint inhibitors, immune modulators and other immuno-oncology agents.

•
Expand on the value of selected product candidates through strategic partnerships. We may decide to selectively partner with pharmaceutical and biopharmaceutical companies when we believe that a partner could bring additional resources and expertise to maximize the value of one or more of our product candidates.

•
Leverage our TPT platform to develop additional product candidates. We intend to develop additional product candidates based on our TPT platform. Depending on the strategic and financial merits, we may enter into partnerships and collaborations to support these development efforts.

•
Maximize the commercial value of our product candidates. We maintain global development, marketing and commercialization rights for all of our TPT-based product candidates. If we obtain regulatory approval for Vicinium in high-grade NMIBC, we may build a North American specialty urology sales force to market the product or seek commercialization partners. Outside North America, we will seek commercialization partners with urology expertise. If we obtain regulatory approval for our other product candidates, including Proxinium, we may seek partners with oncology expertise in order to maximize the commercial value of each asset or a portfolio of assets.

Our License Agreement with Roche
On June 10, 2016, we entered into the License Agreement with Roche. Under the License Agreement, we granted Roche an exclusive, worldwide license to develop and commercialize, at its cost, our monoclonal antibody EBI-031 and all other IL-6 antagonist antibody technology owned by us. Pursuant to the terms of the License Agreement, Roche is required to continue developing EBI-031 and any other product made from the other transferred IL-6 antagonist antibody technology at its cost.
Roche paid an upfront license fee of $7.5 million and $22.5 million as a result of the IND application for EBI-031 becoming effective. Roche has also agreed to pay up to an additional $240.0 million upon the achievement of specified regulatory, development and commercial milestones. In addition, we are entitled to receive royalty payments in accordance with a tiered royalty rate scale, with rates ranging from 7.5% to 15% for net sales of potential future products containing EBI-031 and up to 50% of these rates for net sales of potential future products containing other IL-6 compounds, with each of the royalties subject to reduction under certain circumstances and to the buy-out options of Roche.
Our Product Pipeline
The following table sets forth our current development stage programs:

Product Candidate	Payload	Indication	Pre-clinical	Ph 1	Ph 2	Ph 3
Locally-administered TPTs						
Vicinium	ETA	BCG refractory high-grade NMIBC				
Proxinium in combination with Checkpoint Inhibitor	ETA	Late-stage SCCHN				
Systemically-administered TPTs						
VB6-845d	*deBoug*	Solid tumors				
Partnered Assets						
EBI-031 (Roche)	n/a	Diabetic Macular Edema

Vicinium
Overview
Our most advanced locally-administered product candidate, Vicinium, is being developed for the treatment of high-grade NMIBC in subjects who have previously received two courses of BCG and whose disease is now BCG-unresponsive. Vicinium is administered by intravesical administration directly into the bladder. Vicinium utilizes an immunogenic cytotoxic protein payload that is a truncated form of ETA produced by the bacterial species, Pseudomonas. Vicinium also includes an anti-EpCAM ScFv targeting moiety that is required to deliver the ETA into EpCAM expressing cancer cells. The toxicity to non-cancerous bladder cells is minimized due to their not having EpCAM over-expressed on their surface.
In a completed Phase 2 clinical trial, of the 45 evaluable subjects, 40% achieved a complete response, or CR, or no evidence of disease at three months while 16% remained disease-free for at least 18 months. Median time to disease recurrence was 274 days for subjects achieving a CR following a six-week induction phase, and this was extended to 408 days for subjects achieving a CR following a longer 12-week induction phase. No statistically significant difference was observed between the two dosing strategies (p=0.17). Vicinium was generally well-tolerated with no subjects discontinuing treatment in Phase 1 and Phase 2 clinical trials due to adverse events.

Based upon our September 2014 end of Phase 2 meeting with the FDA, we, through our recently acquired subsidiary Viventia, commenced an open-label, non-randomized Phase 3 clinical trial of Vicinium in subjects with high-grade NMIBC who have received two courses of BCG, and whose disease is now BCG-unresponsive, and for whom the current standard of care is the surgical removal of their bladder, or a radical cystectomy, in the third quarter of 2015 in the United States and Canada. Based on safety and efficacy data observed with the longer 12-week induction in our Phase 2 clinical trial, the FDA agreed to our plan to employ more frequent dosing in our Phase 3 clinical trial, in which the primary end points are CR and duration of response, or DoR, in subjects with carcinoma in situ, or CIS, whose disease is BCG-unresponsive. In November 2016, the FDA provided draft guidance regarding appropriate clinical trial design for new therapies for NMIBC, including the use of single-arm studies, and we believe that our Phase 3 clinical trial design is consistent with the FDA’s draft guidance. We anticipate complete enrollment in this clinical trial in the second half of 2017 with topline data in 2018. If this Phase 3 clinical trial is successful, we intend to initially pursue regulatory approval in the United States and Canada.
As part of this trial, in July 2015, we submitted a Clinical Trial Application, or CTA, to Health Canada to include Canadian sites. In September 2015, we received a No Objection Letter from Health Canada, permitting us to proceed with our Phase 3 clinical trial in Canada. Assuming that we receive positive data in our Phase 3 clinical trial, we intend to initiate discussions with the EMA regarding a regulatory pathway for E.U. approval.
Overall, we believe that our efficacy and safety data support the continued clinical development of Vicinium to fulfill a significant unmet medical need in subjects with high-grade NMIBC. Because Vicinium contains ETA, an immunogenic cytotoxic payload that elicits an anti-ETA immune response, we believe the local administration of Vicinium may produce interactions with the immune system in the local tumor environment, killing bladder cancer cells, and promoting the production of tumor cell surface antigens into this local tumor environment that may create a heightened cross priming effect.
We own or exclusively license worldwide rights to our Vicinium intellectual property portfolio that provides unextended patent term until 2024, and, if our pending patent applications for Vicinium are granted patent protection until at least 2036. See ‘‘Business-Intellectual Property’’ for additional details.
Disease overview
Most cancers that form in the bladder are transitional cell carcinomas that derive from the transitional cell lining of the bladder. Transitional cell carcinoma of the bladder can be characterized as either high-grade or low-grade. Low-grade bladder cancer often recurs in the lining of the bladder after treatment, but rarely invades the muscular wall of the bladder or spreads to other parts of the body and is unlikely to be fatal. High-grade bladder cancer commonly recurs in the bladder, has a strong tendency to invade the muscular wall of the bladder, spreads to other parts of the body and is much more likely to result in death. Bladder cancer is also divided into muscle-invasive and NMIBC, based on invasion of the muscularis propria, which is the thick muscle deep in the bladder wall. Muscle invasive disease is more likely to spread to other parts of the body.
There are three forms of high-grade NMIBC, which are Ta, a papillary tumor in the innermost layer of the bladder lining, T1, a papillary tumor that has started to grow into the connective tissue beneath the bladder lining, and CIS, flat lesions of the transitional cell lining of the bladder. Papillary tumors are generally low-grade with low risk of progression, although about two to nine percent are high-grade, with a moderately high risk of progression to muscle-invasive bladder cancer. CIS tumors are always high-grade, with a worse prognosis than papillary tumors. CIS tumors appear irregular and abnormal under a microscope and the tumors are more aggressive, with a high probability of progression to muscle-invasive disease. Furthermore, the incidence of CIS in conjunction with Ta or T1 tumors results in a higher risk of recurrence and progression. About 75% of bladder cancers are non-muscle invasive. Of these, Ta tumors account for about 70%, CIS accounts for about 10% and T1 tumors account for about 20%.
Bladder cancer is the ninth most common cancer diagnosed worldwide and the second most common malignancy of the genitourinary system. There were an estimated 430,000 new cases of bladder cancer diagnosed in 2012 and 165,000 deaths worldwide. The global prevalence of bladder cancer is estimated at 2.7 million individuals. The American Cancer Society estimated that approximately 79,030 new cases of bladder cancer would be diagnosed in 2017 and there would be approximately 16,870 deaths due to bladder cancer in the United States during 2017. Based on a 2010 estimate prepared using Medicare data from the Surveillance, Epidemiology, and End Results program, among cancers in the United States, bladder cancer has the highest per-patient treatment costs, with an estimated overall cost of $3.9 billion annually. In the United States, bladder cancer has the highest overall cost among the elderly. Based on our assessment of the market, the treatment paradigm has remained the same since those figures were generated and we believe the cost of care has increased.
NMIBC makes up 70% to 80% of all bladder cancers. The high recurrence rate and ongoing invasive monitoring requirement of bladder cancers are the key contributors to the economic and human toll of this disease. Bladder cancer occurs predominantly in older patients (about nine of the 10 people with bladder cancer are over the age of 55 years). The median age at diagnosis is approximately 73 years. Overall, the five year survival rate for bladder cancer in the United States is 77%. While the five year survival rates are 98% for stage zero and 88% for stage one NMIBC, once the cancer becomes invasive, the rates drop dramatically with five year survival rates of 63%, 46% and 15% for stage two, three and four muscle invasive bladder cancers, respectively. We are targeting subjects with BCG-unresponsive high-grade NMIBC. We estimate that this segment of the U.S. market is approximately 65,000 patients. We would expect that, if Vicinium is approved by the FDA, patients would receive treatment until the earlier of 2 years or disease recurrence.
Current approaches to treatment
Within high-grade NMIBC, the initial treatment of Ta or T1 is transurethral resection of the bladder tumor, or TURBT, followed by BCG treatment. For CIS, whether or not TURBT is an option, BCG is the standard of care. BCG is a live attenuated strain of Mycobacterium bovis, with a diminished virulence in humans. Since BCG works by utilizing an immune/inflammatory mechanism, BCG is generally initiated only two to four weeks after TURBT, allowing the urothelium to heal and lowering the risk of systemic infection. When high-grade bladder tumors have been completely resected, BCG is used as adjuvant therapy to prevent recurrence. In patients with residual disease after resection, BCG helps to eradicate residual disease and delay progression. The BCG regimen consists of an induction phase followed by a maintenance phase. The induction phase involves six consecutive once-weekly instillations of the drug into the bladder. The maintenance phase involves three consecutive once-weekly instillations repeated every three to six months for at least one year. The response rate to a single induction phase of BCG is 60% to 70% with an additional 30% to 50% of the non-responders becoming responders following a second induction phase. However, BCG’s failure rate for all responders is estimated to be as high as 50% within the first 12 months of treatment and 90% within five years.
For patients who received BCG, and whose disease is now BCG-unresponsive, radical cystectomy is recommended due to the risk of progression to muscle invasive disease, which greatly reduces a patient’s prognosis. Radical cystectomy is a complex surgery with a high complication rate of 25% to 35% and a mortality rate of 1% to 3%, with short-term risks including bleeding and/or clots, infections, bowel obstruction, bowel perforation, peritonitis and injury to the urethra. The impact of radical cystectomy is life-altering, with major lifestyle changes, including incontinence and sexual dysfunction, and daily issues related to management of the external bag for urine collection.
In 2009, Valstar was re-launched in the United States for the treatment of BCG-refractory CIS bladder cancer in patients for whom radical cystectomy is not an option. Valstar is administered intravesically directly into the bladder once a week for six weeks. Due to drug resistance and toxicities, Valstar has had limited utility. Other than Valstar, there are no other approved therapies for CIS bladder cancer. However, there are various other product candidates in development for the treatment of NMIBC, including product candidates developed by AADi, LLC (ABI-009), Altor BioScience Corp. (ALT-801), Cold Genesys, Inc. (CG0070) and FKD Therapies Oy (Instiladrin).
Clinical trials and pre-clinical studies
Pre-clinical studies. Our in vitro studies of Vicinium in bladder cancer cell lines demonstrated activity following an exposure time equivalent to clinical dosing. The anti-tumor activity of Vicinium was also evaluated against human tumor xenografts (SCCHN, colorectal and small cell lung carcinoma cell lines) using an athymic mouse model. Mice bearing EpCAM-positive human tumor xenografts implanted subcutaneously were administered 0.25-0.5 mg/kg of Vicinium by intravenous injection, and tumor size monitored over the course of the pre-clinical study (33 to 51 days post-initiation of treatment) and compared to that of an untreated tumor-bearing group. Vicinium demonstrated significant tumor growth suppression. Vicinium is designed to be a local therapy and is administered by intravesical instillation directly to the bladder. Vicinium repeatedly administered subcutaneously in both rats and cynomolgus monkeys did not result in any product candidate-related systemic toxicity. Toxicities associated with subcutaneous administration were limited to localized irritation with skin lesions resolving by the end of the pre-clinical study. Vicinium was found to be immunogenic in all species tested with anti-drug antibodies observed after seven days of dosing.
Phase 1 clinical trial. We initiated an open-label, dose-escalating Phase 1 clinical trial of Vicinium in September 2004 at 22 sites in Canada. We enrolled 64 subjects with high-grade Ta or T1 tumors with or without CIS (17 of which had CIS) and who had previously received at least one treatment of BCG. The Phase 1 clinical trial was designed to assess safety and determine the maximum tolerated dose, and the recommended Phase 2 dose. The secondary objective was to explore the anti-tumor activity of Vicinium.

Eight dose levels were initially evaluated, ranging from 0.1 to 10.56 mg dose given once weekly for six consecutive weeks. Each dose was administered by instillation and held for two hours prior to voiding. Safety data from each dose cohort was evaluated after three weeks of treatment before proceeding to the next dose cohort. A maximum tolerated dose was not reached; therefore, additional escalations through 13.73 mg, 17.85 mg, 23.20 mg and 30.16 mg were undertaken. No dose-limiting toxicities, or DLTs, were reported and no maximum tolerated dose was reached in these additional dose-escalations. Vicinium was generally well-tolerated at each of these escalated doses.
A CR was defined in this Phase 1 clinical trial as non-positive urinary cytology and either normal cystoscopy or abnormal cystoscopy with negative biopsy. Of the 64 subjects enrolled, only 61 were considered to be evaluable for efficacy as two subjects were excluded from the analysis due to an absence of BCG treatment prior to this Phase 1 clinical trial, and there was one unrelated death for whom no final tumor assessment was obtained. Evidence of clinical efficacy, as defined by a CR, was achieved by 24 of the 61 randomized subjects (39%). Only three of the 17 subjects (18%) treated in the 0.1-<1mg/dose range were CRs. In contrast, seven of the 14 subjects (50%) treated in 1.0-<10mg/dose range and 14 of the 30 subjects (46.7%) treated in the ≥10mg/dose range experienced CRs at the three month assessment. Of the subjects with CIS, five of the 17 subjects (29%) achieved a CR, while non-recurrence was observed in seven of the 16 subjects with T1 (43.8%) and 12 of the 28 subjects with Ta (42.8%). This Phase 1 clinical trial was completed in April 2006.
Phase 2 clinical trial. Based on our Phase 1 clinical trial conducted in Canada, we submitted the IND for Vicinium to the FDA in August 2005, and we initiated an open-label Phase 2 clinical trial of Vicinium in March 2007 at 20 sites, in Canada and the United States. We enrolled 46 subjects with CIS (with or without Ta or T1) who had previously received at least one treatment of BCG. Of the 46 subjects enrolled, 27 subjects (58.7%) had received at least two treatments of BCG. The Phase 2 clinical trial was designed to determine the tolerability and explore the potential for clinical benefit from Vicinium. Clinical benefit was defined in this Phase 2 clinical trial as a CR or no evidence of disease at the three month evaluation. A CR was defined in this Phase 2 clinical trial as no histological evidence of disease and negative urine cytology. Any cases with no histological evidence of disease on initial biopsy but atypical or suspicious urine cytology were also considered CRs only if they remained negative after being evaluated with repeat biopsy, directed and random. Vicinium showed evidence of clinical efficacy. A subject was considered to have a durable CR if that subject obtained a CR and remained disease-free for a period of at least 12 months from initiation of treatment.
The dosing regimen for our Phase 2 clinical trial included an induction phase followed by a maintenance phase, consisting of three weekly treatments and then nine weeks of no treatment repeated every three months for at least one year and ending with nine weeks of no treatment. There were two treatment groups in this Phase 2 clinical trial. Treatment Arm A consisted of 23 subjects, of which 22 were ultimately evaluable as one subject violated eligibility requirements early in this Phase 2 clinical trial. Twenty-two subjects in the induction phase received six consecutive once-weekly instillations of 30 mg of Vicinium. At the three-month assessment, subjects with residual disease but no disease progression-where disease progression is defined as being muscle invasive-were eligible for either a second induction phase or a maintenance phase, which consisted of three consecutive once-weekly instillations repeated every three months for at least one year. Of the 13 subjects unable to achieve a CR at the three-month assessment, nine subjects elected additional treatment. From these nine, two became CRs after receiving maintenance dosing. Treatment Arm B was added to evaluate a longer induction cycle. In Treatment Arm B, 23 subjects in the induction phase received 12 consecutive once-weekly instillations of 30 mg Vicinium. At the three-month assessment, the CR rate for both treatment arms was 40%. At the 12-month assessment, the CR rate in Treatment Arm A was 13%, but 17% in Treatment Arm B. Of those subjects who did not achieve a CR at the three-month assessment, 73% had either a reduction in tumor size or did not experience further tumor growth.
The following charts demonstrate the responses in this Phase 2 clinical trial in Treatment Arm A and Treatment Arm B. The data below shows the percentage change in surface area of cancer within the bladder, based on bladder mapping data utilizing cystoscopy in 40 subjects.

Treatment Arm A

% Change in Area Affected at 3 Mos
300
200
100
0
-100
Increase Area Affected n=3
Stable Disease n=4
Partial Response n=4
Complete Responders n=9
% Reduction from Baseline
% Increase Over Baseline
* *
* CR durable up to last follow up at 18 and 24 months
Treatment Arm A Patients (N=20)

Treatment Arm B

Increase Area Affected
n=3
Stable Disease
n=4
Partial Response
n=4
Complete Responders
n=9
% Reduction from Baseline
% Increase over Baseline
200
100
0
-100
% Change in Area Affected at 3 Mos
* * * *
* CR durable up to last follow up at 18, 21, 23 and 25 months
Treatment Arm B Patients (N=20)

This Phase 2 clinical trial was completed in September 2009.

Near the completion of this Phase 2 clinical trial in 2009, Valstar was re-launched in the United States for the treatment of BCG-refractory CIS bladder cancer in subjects for whom immediate cystectomy would be associated with unacceptable morbidity or mortality. However, because physicians were not widely prescribing Valstar to their patients and it was not an approved therapy in Europe, this disrupted our originally designed clinical path of a head-to-head pivotal Phase 3 clinical trial of Vicinium against Valstar. Due to the uncertainty of the standard of care in this space, our efforts were put on hold until a clear clinical path was established. In May 2013, the FDA co-sponsored a public workshop where it evaluated potential trial designs for the development of therapies for NMIBC and specifically provided regulatory guidance supporting the idea that a single-arm clinical trial could provide sufficient evidence of benefit if the results were robust. The panel suggested it is acceptable to include high-grade papillary subjects without CIS in a clinical trial with CIS subjects because the clinical management and outcome if left untreated is considered to be the same. Thereafter, we began discussions with the FDA and refocused our resources to commence an open-label, non-randomized Phase 3 clinical trial of Vicinium in subjects with high-grade NMIBC.
Safety data. We believe that our safety data from 110 subjects in our Phase 1 and Phase 2 clinical trials support further development of Vicinium. There were no Grade 4 or Grade 5 serious adverse events that were considered by the clinical investigators to be related to Vicinium. There was one Grade 5 serious adverse event, or death, which was determined by the clinical investigator to be unrelated to Vicinium. The most common treatment-related adverse events were an abnormally frequent passage of small amounts of urine, blood in the urine and painful urination, the majority of which were considered to be mild or moderate in severity. No subjects discontinued treatment due to a Vicinium-related adverse event during the Phase 1 and Phase 2 clinical trials.
Vicinium Phase 3 clinical trial development plan
Based upon our September 2014 end of Phase 2 meeting with the FDA, we, through our recently acquired subsidiary Viventia, commenced an open-label, non-randomized Phase 3 clinical trial of Vicinium in subjects with high-grade NMIBC who have received two courses of BCG, and whose disease is now BCG-unresponsive, and for whom the current standard of care is the surgical removal of their bladder, or a radical cystectomy, in the third quarter of 2015 in the United States and Canada. Based on safety and efficacy data observed with the longer 12-week induction in our Phase 2 clinical trial, the FDA agreed to our plan to employ more frequent dosing in our Phase 3 clinical trial, in which the primary end points are CR and DoR in subjects with CIS whose disease is BCG-unresponsive. In November 2016, the FDA provided draft guidance regarding appropriate clinical trial design for new therapies for NMIBC, including the use of single-arm studies, and we believe that our Phase 3 clinical trial design is consistent with the FDA’s draft guidance. We anticipate complete enrollment in this clinical trial in the second half of 2017 with topline data in 2018. If this Phase 3 clinical trial is successful, we intend to initially pursue regulatory approval in the United States and Canada.
As part of this trial, in July 2015, we submitted a Clinical Trial Application, or CTA, to Health Canada to include Canadian sites. In September 2015, we received a No Objection Letter from Health Canada, permitting us to proceed with our Phase 3 clinical trial in Canada. Assuming that we receive positive data in our Phase 3 clinical trial, we intend to initiate discussions with the EMA regarding a regulatory pathway for E.U. approval.
Our Phase 3 clinical trial protocol is as follows:

Dose	30 mg of Vicinium (in 50 mL of saline)
Estimated total enrollment	134 subjects, including 77 CIS subjects whose disease is refractory to or relapsed within 6 months of the last dose of adequate BCG treatment
Primary endpoint	•
Complete response rate in subjects with CIS (with or without papillary disease) whose disease is refractory or relapsed in six months or less following adequate BCG treatment, which is defined as at least two courses of full dose BCG; and

•
DoR will be estimated (Kaplan-Meier Estimate) for those subjects with CIS whose disease is refractory to or relapsed within 6 months of the last dose of adequate BCG treatment (with or without papillary disease) who experience a complete response.

Subjects with CIS will be considered to have a complete response if at the time of any disease status evaluation (per protocol every 13 weeks or any unscheduled evaluation) there is no evidence of high-grade disease (CIS, high-grade Ta or high-grade T1 disease) or disease progression (e.g., to muscle invasive disease). Low-grade disease is not considered a treatment failure in these subjects and they may remain on study treatment following TURBT.

Secondary endpoints	•
Complete response rate and DoR in subjects with CIS whose disease is refractory to or relapsed within 6 months of the last dose of adequate BCG treatment (with or without papillary disease) whose disease is refractory or relapsed from six months to 11 months following adequate BCG treatment;

	•	Complete response rate and DoR in all subjects with CIS (with or without papillary disease) following adequate BCG treatment;
	•	Event-free survival, or EFS, in all subjects;
•
Complete response rate in subjects at three, six, nine, 12, 15, 18, 21, and 24 months in subjects with CIS whose disease is refractory to or relapsed within 6 months of the last dose of adequate BCG treatment;

	•	Time to cystectomy in all subjects;
	•	Time to disease recurrence in all subjects;
	•	Progression-free survival, or PFS, in all subjects;
	•	Overall survival, or OS, in all subjects; and
	•	Safety and tolerability of Vicinium therapy in all subjects.

Exploratory endpoint
To evaluate biomarkers that may be associated with response or disease progression or treatment failure, which may include, for example, EpCAM status, tumor subtype morphology, furin levels in tumor cell endosomes, presence of a glycosaminoglycan coat, and presence of receptors that could impede a host anti-tumor immune response such as PD-L1.

Overall, we believe that our efficacy and safety data support the continued clinical development of Vicinium to fulfill a significant unmet medical need in subjects with high-grade NMIBC.
Proxinium
Overview
Our second most advanced locally-administered product candidate, Proxinium, is being developed as a treatment for subjects with recurrent or metastatic EpCAM-expressing squamous cell carcinoma of the head and neck (SCCHN) who have received at least one prior platinum-based chemotherapy regimen with recurrent, locally advanced or metastatic EpCAM-expressing SCCHN. Proxinium utilizes an immunogenic cytotoxic protein payload that is a truncated form of ETA produced by the bacterial, Pseudomonas, and is designed to target EpCAM-positive cancer cells, while minimizing toxicity to non-cancerous cells. Proxinium is administered via injection directly into the targeted tumor, or intratumoral injection. Proxinium has received Orphan Drug Designation from the FDA and the EMA and Fast Track designation from the FDA.
In our two Phase 1 clinical trials, subjects treated with Proxinium had demonstrated antiitumor activity in 53% of evaluable subjects with EpCAM-expressing tumors as assessed by Investigator’s clinical measurements, Investigator’s overall assessment including qualitative changes, and assessment of available radiologic data. In addition, three out of the four subjects with complete responses of injected tumors had regression or complete resolution of adjacent non injected lesions. In a Phase 2 clinical trial, we observed tumor shrinkage in 10 of the 14 evaluable subjects (71.4%). Combined results from two Phase 1 clinical trials encompassing 44 subjects have shown complete resolution or reduction in size of injected tumors in 16 of the 30 evaluable EpCAM-positive subjects (53.3%). An additional 27% of evaluable subjects had stable disease and, therefore, the results indicate an overall tumor control rate of approximately 80%. Proxinium was generally well-tolerated during the clinical trials. Dose-limiting toxicity in the Phase I clinical trials was transaminase elevation in liver enzymes..
In our clinical trials involving Proxinium, we have also observed some stabilization, partial reduction and complete resolution of non-injected tumors. We believe that TPT mediated killing of cancer cells leads to a selective release of cancer antigens into the local tumor environment, which is driven by our immunogenic cytotoxic protein payload that creates a heightened cross priming effect, whereby naive cytotoxic T cells are stimulated by antigen presenting cells, such as dendritic cells, presenting tumor cell surface antigens following the death of cancer cells. We believe that this anti-tumor response may complement checkpoint inhibitor therapies.
We intend to initiate a Phase 1/2a clinical trial of Proxinium in combination with a checkpoint inhibitor in the second half of 2017. We anticipate that the Phase 1/2a clinical trial will explore the potential for Proxinium, due to its potential immunogenic effect, to enhance checkpoint inhibitors in combination therapy for the treatment of SCCHN. We will be measuring both the objective response rates and immune response biomarkers in the Phase 1/2a clinical trial. Should the trial yield encouraging results and we are able to secure additional funding, we will move into later stage trials.
During a Type C meeting with FDA in 2007, the FDA noted that approval of a companion diagnostic for EpCAM expression would need to coincide with Proxinium approval. However, during the clinical evaluation of Proxinium, we developed an immunohistochemical test to determine whether clinical trial subjects are EpCAM positive. Internal examination from head and neck cancer subjects showed that our EpCAM antibody bound to 84% of all subject samples. We intend to seek the FDA’s input as to whether this immunohistochemical test satisfies the FDA’s request for a companion diagnostic for EpCAM expression and whether we will need to submit this test for pre-market approval as a companion diagnostic in conjunction with Proxinium.
Overall, we believe that our efficacy and safety data support the continued clinical development of Proxinium to fulfill a significant unmet medical need in subjects with recurrent, locally advanced or metastatic EpCAM-expressing SCCHN.
We believe the local administration of Proxinium mediates tumor cell killing leading to the release of tumor-specific antigens that may generate a cross-priming effect. Proxinium, like Vicinium, contains ETA, an immunogenic cytotoxic payload. The local activation of an anti-ETA response may further heighten the cross-priming response. We also believe that the effect of checkpoint inhibitors may be enhanced if they are used in combination with Proxinium due to its potential immunogenic effect.
We own or exclusively license worldwide rights to our Proxinium intellectual property portfolio that provides unextended patent term until 2024 and, if our pending composition of matter patent applications for Proxinium are granted, until at least 2036. See ‘‘Business-Intellectual Property’’ for additional details.
Disease overview
Head and neck cancers, which include cancers of the oral cavity, pharynx and larynx, are collectively the sixth most common cancers in the world. Head and neck cancer develops from the mucosal linings of the upper aerodigestive tract, comprising of the nasal cavity and paranasal sinuses, the nasopharynx, the hypopharynx, larynx, and trachea, and the oral cavity and oropharynx. Squamous cell carcinoma is the most frequent malignant tumor of the head and neck region. Invasive head and neck cancers arise in most cases from preneoplastic lesions grouped under the term dysplasia. Dysplastic lesions present with an increased likelihood of progressing to squamous cell carcinoma. The altered epithelium displays architectural and cytological changes that range from mild to severe.
There are approximately 650,000 new cases annually and nearly 350,000 deaths due to head and neck cancer. In head and neck cancer, approximately 40% to 60% of deaths result from local or regional disease. The American Cancer Society estimated that there would be approximately 59,340 new cases of head and neck cancers in the United States in 2015, of which 45,780 cases would be attributed to cancers of the oral cavity and pharynx and 13,560 cases would be attributed to cancer of the larynx, and 8,650 deaths. Most of head and neck cancers are biologically similar with more than 90% being squamous cell carcinomas that commonly originate in the epithelium. They are strongly associated, more so than other cancers, with certain environmental and lifestyle risk factors, and worldwide incidence exceeds 500,000 cases annually.
New treatment modalities have been undermined by the approximately 10% to 25% of cured patients who subsequently develop second primary tumors due to field cancerization. These second primary tumors are one of the leading factors in the 40% to 50% five year survival rate. Based on our immunohistochemical test used during our clinical trials of Proxinium, we believe that approximately 84% of late-stage SCCHN are EpCAM positive. We are initially developing Proxinium to potentially address late-stage SCCHN. We would expect that, if Proxinium is approved by the FDA, patients would receive treatment until disease progression.

Current approaches to treatment
Existing treatment options for SCCHN include immunotherapy (checkpoint inhibitors), surgery, drug therapies, radiation therapy or a combination of therapies. There is no standard treatment option for patients who progress after receiving these treatments. Approximately 60% of patients with head and neck cancer have locally recurrent disease and distant metastases occur in 20% to 30% of patients.
Currently, Erbitux, an anti-epidermal growth factor receptor antibody, is the only FDA approved tumor-targeted therapy for the treatment of late-stage SCCHN. Erbitux has been approved as a first-line therapy for late-stage SCCHN in combination with platinum-based therapy plus fluorouracil. Erbitux has also attained approval as a monotherapy or in combination with radiation therapy for second-line treatment of late-stage SCCHN in patients that have failed platinum-based therapy.
The five year survival rate for patients with locally recurrent disease is reported to be 40% to 50% and loco-regional recurrence is the predominant cause of failure and up to 70% of such patients have advanced disease. In addition, more than 50% of all patients who die from head and neck cancers have loco-regional disease as the only site of failure. If head and neck cancers are not controlled locally, they can infringe on the esophagus and airway, compromising nutrition and respiratory functions and often resulting in significant anatomic disfigurement. As such, the management of locally recurrent disease requires a multidisciplinary approach involving an array of specialists with an expertise in head and neck cancers.
Most recently checkpoint inhibitors have entered into use in the treatment of SCCHN. Two checkpoint inhibitors that target PD-1, pembrolizumab and nivolumab, have now received approval for the treatment of SCCHN. Nivolumab was granted FDA approval for the treatment of patients with SCCHN who have progressed on or after platinum-based chemotherapy. Nivolumab-treated subjects had a 30% reduction in the risk of death; a median OS of 7.5 months for nivolumab and 5.1 months for investigator's choice, or IC. There were no statistically significant differences between the two arms for progression-free survival or objective response rate, or ORR (13.3% versus 5.8% for nivolumab and IC, respectively). Pembrolizumab was granted accelerated approval by the FDA for the treatment of patients with SCCHN who have progressed on or after platinum-based chemotherapy. The major efficacy outcome measures were ORR according to Response Evaluation Criteria in Solid Tumors, or RECIST version 1.1, as assessed by blinded independent central review, and duration of response. The ORR was 16% (95% CI: 11, 22) with a complete response rate of 5%.
Clinical trials and pre-clinical studies
Pre-clinical studies. Pre-clinical data from in vitro and in vivo studies of Proxinium have demonstrated the potential to be safe in humans and to have clinical activity. In vitro pharmacology studies have demonstrated that Proxinium exhibits potent cytotoxicity against numerous EpCAM-positive cell lines, including SCCHN, bladder tumor and prostate tumor cell lines. Proxinium has also demonstrated anti-tumor activity in several human tumor xenograft animal models expressing EpCAM, including those derived from human squamous cell carcinomas and in a lung cancer subject derived xenograft, or PDX, model. In the PDX model, mice were engrafted with human bone marrow cells were each implanted with two subcutaneous EpCAM positive human PDX tumors. Tumor-bearing animals were treated with Proxinium alone in one tumor, an anti-PD-1 checkpoint inhibitor alone given systemically, or a combination of the two. Intratumoral injection of Proxinium into the tumor xenograft located on one side of the animal was able to block the growth of the tumor while also having a quantifiable anti-tumor effect on the un-injected tumor on the opposite flank. In contrast, the checkpoint inhibitor alone had little effect on tumor growth but appeared to amplify Proxinium’s activity on the uninjected tumor.

Un-injected tumors demonstrate increased anti-tumor effect with Proxinium versus PD-1 inhibitor alone while the combination trends towards increased anti-tumor effect versus either agent alone.

Tumor Volume for CTG-0167 (Undosed)

Vehicle Control
Proxinium
PD-1 Checkpoint Inhibitor
Proxinium + PD-1 Checkpoint Inhibitor
% Change
2500
2000
1500
1000
500
0
Day
0
5
10
15
20
25
30

Proxinium treatment alone was also observed to increase the numbers of CD8+ T cells, an important cytotoxic immune cell population, in the blood. We believe that this indicates that the checkpoint inhibitor alone was ineffective in initiating the anti-tumor effects of immune cells without the prior activation of cancer specific immune cells by a cytotoxic regimen, such as Proxinium.
Further, synergistic and additive effects were observed in these in vitro pharmacology studies with Proxinium in combination with various anti-cancer agents, as well as with radiation therapy. Toxicological studies in Sprague-Dawley rats showed no clear evidence of systemic toxicity whether given via intradermal or subcutaneous injection. The only dose-related reactions were at the injection site with most lesions resolving by the end of the observation period. Plasma concentrations of animal in a seven-day toxicology study conducted in Sprague-Dawley rats were 50 ng/mL at four hours after squamous cell injection and approximately 1,000 ng/mL at 10 minutes following intravenous injection on day one. These blood levels are approximately 5- and 100-fold higher, respectively, than the mean Cmax measured in subjects administered 700 mg weekly for four weeks (10,936 pg/mL) through the intratumoral route. In in vivo pharmacology studies in human tumor xenograft mouse models, we observed evidence of tumor growth suppression.
In summary, in vitro and in vivo pre-clinical data have shown that the anti-cancer agent Proxinium preferentially binds to tumor cells and has an acceptable safety profile. The local and systemic toxicological profile for Proxinium in Sprague-Dawley rats has been defined with toxicological effects at doses 1,000-fold greater than the IC50 for activity on tumor cells.
First Phase 1 clinical trial. We initiated an open-label, dose-escalating Phase 1 clinical trial of Proxinium in December 2003 at three sites in Russia. We enrolled 24 subjects with late-stage SCCHN who had previously undergone prior radiation therapy, with a majority having completed at least one chemotherapy cycle. In addition, based on our immunohistochemical test used during this Phase 1 clinical trial of Proxinium, 17 of the 24 subjects (70.8%) enrolled in this Phase 1 clinical trial had tumors that tested positive for EpCAM. The Phase 1 clinical trial was designed to determine the maximum tolerated dose and the recommended Phase 2 dose. Secondary objectives included evaluation of safety, tolerability, PK profile and efficacy endpoints.
In addition, information on PK properties and immunogenicity, as well as a preliminary assessment of tumor response, was obtained.
Subjects received two cycles of Proxinium administered once per day for five consecutive days, with doses ranging from 20 µg to 280 µg, followed by 23 days off. Two DLTs occurred at the 280 µg dose level, establishing 200 µg as the maximum tolerated dose. The DLTs observed in the two subjects were elevated liver enzyme tests, which were not associated with any signs of liver damage or toxicity, were asymptomatic and were transient as they resolved to baseline values.
Objective anti-tumor responses were measured by caliper, CT scans and digital photography from baseline to final assessment. Anti-tumor responses and stable disease were observed in six of the 14 (42.9%) and four of the 14 (28.6%) evaluable subjects with EpCAM-positive tumors, respectively, for an overall response rate of 71.4% (10 of the 14 evaluable subjects). All six of the evaluable subjects with EpCAM-negative tumors had progression of their target tumors. In addition, the 10 subjects with EpCAM-positive tumors and who had responses or stable disease had a survival time of 278 days compared with a survival time of 124 days for the six subjects with EpCAM-negative tumors. The 14 evaluable EpCAM-positive subjects had a survival time of 207 days. This Phase 1 clinical trial was completed in October 2004.
Second Phase 1 clinical trial. We initiated a second open-label, dose-escalating Phase 1 clinical trial of Proxinium in June 2004 at four sites in Brazil. We enrolled 20 subjects with late-stage SCCHN. All of the subjects enrolled in this Phase 1 clinical trial had undergone prior radiation therapy, with a majority having completed at least one chemotherapy cycle. Eighteen of the 20 subjects (90%) tested positive for EpCAM, of which two subjects were non-clinically evaluable. Preliminary efficacy data indicated 14 of the 16 evaluable EpCAM-positive subjects (87.5%) had either a ‘‘complete resolution,’’ ‘‘response’’ or ‘‘stable’’ disease of injected tumors following Proxinium treatment, with 25% of subjects achieving a ‘‘complete response’’ of the injected tumor. The second Phase 1 clinical trial was designed to determine the maximum tolerated dose and the recommended Phase 2 dose. Secondary objectives included evaluation of safety, tolerability, PK profile and efficacy endpoints.
Subjects received Proxinium once weekly for four weeks with initial doses ranging from 100 µg to 930 µg, followed up by four weeks with once weekly doses ranging from 100 µg to 930 µg. The maximum tolerated dose was established at 700 µg, based on the occurrence of DLTs in two of the five subjects at the 930 µg dose level cohort. The DLTs observed in the two subjects were elevated liver enzyme tests. In both cases, the elevated liver enzyme tests were not associated with any signs of liver damage or toxicity, were asymptomatic, and resolved to baseline values.
Therapeutic exploratory endpoints were analyzed to evaluate the tumor response and anti-tumor activity of Proxinium. RECIST criteria were not used in this Phase 1 clinical trial and instead the clinical investigator used the following definitions for tumor responses: ‘‘complete response’’ was the complete clinical resolution of a tumor (injected or non injected), ‘‘response’’ was defined as clinically and radiologically documented reduction in the size of the target tumor indicative of anti-tumor activity from baseline to final, ‘‘stable’’ was defined as no change in the disease state captured through clinical or radiological assessments from baseline to final and ‘‘progression’’ was defined as an increase in the size of the target tumor from baseline to the final assessment.
The following table demonstrates the response rate of subjects with EpCAM-positive tumors in this Phase 1 clinical trial:

Number of	Complete		Stable	Response of
evaluable subjects	response	Response	response	progression
16.................................	4 of the 16	6 of the 16	4 of the 16	2 of the 16
	(25.0%)	(37.5%)	(25.0%)	(12.5%)
An example of a ‘‘complete’’ response obtained in a Proxinium injected tumor in the second Phase 1 clinical trial can be seen in FIGURE 1, FIGURE 2, FIGURE 3 and FIGURE 4 below

.

FIGURE 1. Before-treatment of late-stage SCCHN with Proxinium.

Injected Tumor

FIGURE 2. After four weeks of treatment of late-stage SCCHN with Proxinium.

FIGURE 3. Before-treatment of late-stage SCCHN with Proxinium.

Non-Injected Tumor
Injected Tumor

FIGURE 4. After four weeks of treatment of late-stage SCCHN with Proxinium.

A non injected tumor response was observed in four of the 20 subjects (20%) in the second Phase 1 clinical trial where subjects were administered Proxinium weekly and one of the 15 subjects (6.7%) in the Phase 2 clinical trial, which is discussed below, where subjects were administered Proxinium weekly. In such cases, tumor responses were seen in loco-regional tumors that themselves had not been injected with Proxinium, but were adjacent to, and in one case bi-lateral to the injected tumor. An example of a non-target tumor response is shown in FIGURE 3 and FIGURE 4 above. We believe that this non-target tumor response may be a consequence of surrounding cancer cells dying in response to Proxinium through diffusion (or the local spread of Proxinium) and cross priming of the immune system or the selective release of cancer antigens into the local immune tumor environment. This Phase 1 clinical trial was completed in March 2005.
Phase 2 clinical trial. We submitted the IND for Proxinium to the FDA in August 2005. We initiated an open-label Phase 2 clinical trial of Proxinium in March 2006 at nine sites in Canada and twenty-one sites in the United States. We enrolled 15 subjects with refractory locally recurrent disease, which means that the subject must have progressed on or after receiving, or was unable to tolerate, at least one anti-cancer treatment regimen or had to have previously documented refusal of treatment for locally recurrent disease. The Phase 2 clinical trial was designed to determine the safety, tolerability and recommended dose of intratumorally injected Proxinium. Secondary objectives were to evaluate principal target tumor and target tumor response rates, determine the time to progression of the principal target tumor, overall survival time and progression-free survival, and also to confirm the PK profile and assess immunogenicity of intratumorally injected Proxinium.
The dosing regimen for our Phase 2 clinical trial included intratumoral injections once per week at 500µg or 700µg. Although the small sample size does not allow for statistical evaluation of treatment effects, it was expected that the Phase 2 clinical trial would provide some additional evidence of the therapeutic effect of Proxinium for control of local or regional late-stage SCCHN, as well as a survival benefit for those subjects. To be eligible for measurement of a radiographically confirmed response, a subject had to have a radiographic assessment at baseline/day one and at least two additional radiographic assessments, not less than four weeks apart, after day one. According to this definition, eight subjects were eligible for a principal tumor radiological response evaluation. In order to assess best tumor response, at least two CT scans, one at baseline and one post-baseline, were required. Best tumor response was defined in this Phase 2 clinical trial as the greatest degree of decrease in tumor size observed throughout the clinical trial. Bidimensional tumor measurements were used to determine tumor size. Bidimensional measurements of a tumor were based on its longest diameter and the greatest perpendicular measurement from this diameter from CT scans.
RECIST criteria were not used in this Phase 2 clinical trial and instead the clinical investigator used the following definitions for tumor responses. A ‘‘complete response’’ was defined in this Phase 2 clinical trial as the clinically and radiologically documented complete disappearance of the principal target tumor or other target tumors, based on bidimensional measurement as determined by two radiological observations not less than four weeks apart. A ‘‘partial response’’ was defined in this Phase 2 clinical trial as a 50% or more decrease of the bidimensional measurements in the principal target tumor that had been measured as compared to baseline. ‘‘Progressive disease’’ was defined in this Phase 2 clinical trial as either: at least a 25% increase of the bidimensional measurements for tumors greater than four cm2 or at least a 50% increase of the bidimensional measurements for tumors less than four cm2 in the principal target tumor as compared to the nadir, which was defined in this Phase 2 clinical trial as the smallest radiologically determined tumor size achieved during the clinical trial. ‘‘Stable disease’’ was defined in this Phase 2 clinical trial as disease that meets neither the ‘‘partial response’’ nor the ‘‘progressive disease’’ criteria during or following active treatment and based on the sum of its bidimensional measurements, includes a less than 25% increase in tumor size for tumors greater than four cm2, or a less than 50% increase in tumor size for tumors less than four cm2. Tumor measurements that were radiographically confirmed showed that four of the eight evaluable subjects (50%) demonstrated ‘‘stable disease’’ for their principal tumor.
When radiographic best responses were evaluated at any two treatment time points, including baseline, 13 of the 14 evaluable subjects (92.9%) showed ‘‘stable disease’’ or partial response, with 10 of the 14 evaluable subjects (71.4%) showing a decrease in tumor size ranging from 4% to 85%. Measurements of the principal target tumors taken at baseline and at final visit showed that three of the eight evaluable subjects (37.5%) had decreases in principal tumor size ranging from 4% to 35%. Of five subjects with multiple tumors who achieved primary tumor responses, four of those subjects also achieved responses in subsequently injected non-primary tumors. These results suggest that Proxinium may be effective in the treatment of EpCAM-positive late-stage SCCHN.
This Phase 2 clinical trial was completed in August 2007.
Phase 3 clinical trial. We initiated a randomized Phase 3 clinical trial of Proxinium in January 2006 at 75 sites globally. Total enrollment was planned for 292 subjects with late-stage SCCHN and the protocol included two periods: a Phase 2 lead-in period comprised of 30 subjects and a Phase 3 period comprised of 262 subjects. Each subject’s locally recurrent disease had to be refractory, which means that the subject must have progressed on or after receiving, or was unable to tolerate, at least one anti-cancer treatment regimen or had to have previously documented refusal of treatment for locally recurrent disease.
This Phase 3 clinical trial was conducted to compare the overall survival time associated with intratumorally injected Proxinium and safety and efficacy data of Proxinium in combination with BSC versus BSC alone, in subjects with locally recurrent disease who had received at least one anti-cancer treatment regimen for such locally recurrent disease. Secondary objectives were to compare the loco-regional response rate and duration of loco-regional response, the local progression-free survival, symptomatic benefit and safety profile for subjects from the Proxinium in combination with BSC arm and the BSC alone arm.
During the treatment phase of this Phase 3 clinical trial, all subjects were assessed weekly and treated according to institutional standards of BSC, which included treatment measures such as the use of pain medication, hydration, antiemetics and nutritional support, but did not include the use of radiotherapy (except as needed for the palliation of distant metastases) or any agent that may have had an impact on tumor response. Subjects who were randomized to the BSC alone arm were either seen in the clinic or had weekly assessments conducted by phone; provided that at least one in-person visit was conducted every four weeks. Subjects who were randomized to Proxinium in combination with the BSC arm were also to receive BSC, as well as a once weekly intratumoral injection of Proxinium at 700 µg per dose. Subjects in both arms of this Phase 3 clinical trial continued in the treatment phase until either complete resolution of all target tumors or radiographic tumor progression occurred. All subjects were then to remain in the follow-up phase until one of the following occurred: (i) 12 months from the date that the last subject required for efficacy analyses had been randomized, died, withdrew or we terminated the trial or (ii) termination of the trial for safety reasons due to DLTs.
The intention of the Phase 2 period of the clinical trial was evaluation of available data once the first 30 subjects reached the four week treatment time point. Of the first 30 subjects enrolled, 15 were randomized to each study arm. The Phase 2 lead in period was specifically designed for the assessment of safety, with an independent review of the safety data by the data safety monitoring board, or DSMB. Following the review by the DSMB, they recommended the continuation of enrollment and monitoring as mandated by the protocol since the available data indicated that intratumoral administration of Proxinium was generally well-tolerated by the subjects. The Phase 3 period began immediately after the conclusion of the Phase 2 period, with no pause in enrollment.
There were 62 subjects for which post-treatment tumor measurements were available, 36 subjects in the Proxinium in combination with the BSC arm and 26 subjects in the BSC alone arm. Responses in FIGURE 5 below represent the best percentage change in radiographically determined bidimensional measurement from baseline at any time point for the injected tumor. Of the Proxinium in combination with BSC arm, 19 of the 36 subjects (52.8%) showed tumor reduction with a median reduction in bidimensional tumor measurement of 48.3%. In contrast, only 10 of the 26 subjects (38.5%) of the BSC alone arm showed a median reduction in tumor size of 21.9%. With respect to the subjects for whom the best bidimensional percent change showed an increase in tumor size, the Proxinium in combination with BSC arm had 12 of the 36 subjects (33.3%) showing a median increase of 31.7%. The increase in tumor size was more pronounced in the BSC alone arm with 11 of the 26 subjects (42.3%) showing a median increase of 60.8%.
Targeted tumor responses in FIGURE 5 below were categorized as complete, partial, stable or progressive disease. A complete response was defined as radiographically confirmed complete disappearance of disease, partial response as a 50% or more decrease of the sum of the product of the bidimensional measurements as compared to baseline, and progressive disease as at least a 25% increase in the sum of the products of the bidimensional measurements compared to the radiographic nadir, when the sum at baseline was greater than four cm2 or at least a 50% increase of the sum of the product(s) of the bidimensional measurements compared to the radiographic nadir, when the sum at baseline was less than or equal to four cm2. Stable disease was defined as the response when neither the complete response, partial response nor the progressive disease criteria were met.

FIGURE 5. Phase 3 Proxinium in Combination with BSC versus BSC Alone

100
25
0
-50
-100
Best % Change in tumor bidimensional
Proxinium plus BSC
BSC only
Subjects

This Phase 3 clinical trial was terminated in April 2008 because of challenges relating to subject enrollment and retention for reasons specific to emerging markets, but not due to safety or efficacy concerns. Clinical trial subject enrollment and retention in emerging markets presents unique challenges compared to North America. With fewer established options for communicating with existing and new subjects, emerging market study centers have difficulty acquiring new subjects as well as maintaining consistent contact with existing subjects, making follow up very difficult. We do not believe these issues will pose the same challenges in a North American clinical trial. In the United States, study centers have established multiple options to enroll and remain in communication with subjects.

At the time this Phase 3 clinical trial was terminated, 166 subjects had been randomized in the trial. Of these, 82 subjects were randomized to the Proxinium treatment in combination with the BSC arm and 84 subjects were randomized to the BSC alone arm (as discussed below).
Safety data. We believe that our safety and anti-tumor activity data in our two Phase 1 clinical trials, our Phase 2 clinical trial, and our partially completed Phase 3 clinical trial support further development of Proxinium. There were no Grade 5 serious adverse events that were considered by the clinical investigator to be related to Proxinium. The serious adverse events that were reported in the clinical trials of Proxinium and were considered to be possibly, probably or definitely related to treatment consisted of abnormal tumor growth, anorexia, cancer pain, decrease in red blood cells, difficulty swallowing, elevated calcium levels, facial pain, fatigue, high blood sugar, influenza like illness, injection site pain, liver function abnormalities, low albumin level, low sodium concentration, nausea, rash, swelling, tumor hemorrhage and tumor necrosis.
Seven subjects died during the clinical trials of Proxinium, but none of the deaths were deemed to be related to Proxinium. Eleven subjects discontinued treatment due to liver function test abnormalities; however, the serum levels were transient and they eventually returned to baseline without any evidence of permanent liver damage. Four subjects withdrew from the clinical trials. Three of the four subjects withdrew at their request and one of the four subjects withdrew at the request of the investigator.
Proxinium Proposed Phase 1/2a Clinical Trial Plan
We intend to initiate a Phase 1/2a clinical trial of Proxinium in combination with a checkpoint inhibitor in the second half of 2017. We anticipate that the Phase 1/2a clinical trial will explore the potential for Proxinium, due to its potential immunogenic effect, to enhance checkpoint inhibitors in combination therapy for the treatment of SCCHN.
Overall, we believe that our efficacy and safety data support the continued clinical development of Proxinium to fulfill a significant unmet medical need in subjects with late-stage SCCHN.
Potential future indications
Based on the safety and efficacy data in our two Phase 1 clinical trials, our Phase 2 clinical trial and our previous partially completed Phase 3 clinical trial of Proxinium, we also believe that there are several other potential applications for Proxinium that we may elect to pursue, including colon, thyroid and prostate cancers.
VB6-845d
Overview
Our lead systemically-administered product candidate, VB6-845d, is being developed as a treatment for multiple types of EpCAM-positive solid tumors. VB6-845d is a TPT consisting of an EpCAM targeting Fab genetically linked to deBouganin, which is administered by intravenous infusion. EpCAM is over-expressed on the cell surface of many solid tumors, including breast, colorectal, gastric, lung, ovarian and prostate. EpCAM overexpression has been shown to be involved in promoting malignant progression. In addition, EpCAM overexpression is associated with increased tumor grade, disease progression, increased proliferative phenotypes and diminished survival. EpCAM is also a cancer stem cell marker. A Phase 1 clinical trial conducted with VB6-845, the prior version of VB6-845d, revealed no clinically relevant immune response to the deBouganin payload, and five of seven subjects (71.4%) maintained stable disease (meaning no change in tumor size from baseline) after one completed cycle of treatment (four weeks) two subjects had decreases in target tumor size, and one subject who continued treatment through a third cycle (12 weeks) maintained stable disease. Safety data from one Phase 1 clinical trial was consistent with expectations for the study population of subjects with advanced solid tumors and the anticipated effects of targeted biological therapies containing immunogenic sequences.
Based upon the hypersensitivity reactions seen in our Phase 1 clinical trial conducted in Russia and in the country of Georgia, we de-immunized the Fab portion of VB6-845 to create VB6-845d. In April 2016, we submitted an IND to the FDA in preparation of initiating a Phase 1/2 clinical trial of VB6-845d in subjects with EpCAM-positive cancers in the United States. The IND was withdrawn in July 2016 after we received initial feedback from the FDA indicating that they had identified hold and non-hold deficiencies that needed to be addressed. In December 2016, we submitted a request for a pre-IND meeting to seek input on the manufacturing, nonclinical and clinical plans for VB6-845d prior to resubmitting an IND. In February 2017, the FDA provided guidance on our manufacturing and nonclinical plans for VB6-845d. Based on this guidance, we are performing additional studies and an updated IND submission is planned for in the the first quarter of 2018.

Overall, we believe that our pre-clinical data and the interim Phase 1 clinical data support further clinical investigation of VB6-845d to explore whether it may fulfill the significant unmet medical need in the treatment of subjects with EpCAM-positive solid tumors. Specifically, we believe that VB6-845d has potential to be a first-in-class TPT capable of providing clinical benefit in these difficult to treat patient populations.
We are currently developing VB6-845d, a recombinant fusion protein consisting of an anti-EpCAM fragment fused to a deBouganin payload for the systemic treatment of advanced solid tumors. DeBouganin acts by inhibiting protein synthesis and helps circumvent multi-drug resistance mechanisms. Solid tumors form an abnormal and discrete tumor mass in the body that usually does not contain cysts or liquid areas.
We believe that our TPTs utilizing our de-immunized deBouganin payload may be enhanced if combined with checkpoint inhibitors. We believe that deBouganin’s potential effect on cancer cells could promote an immunogenic response that may enhance the action of checkpoint inhibitors.
We own or exclusively license worldwide rights to our VB6-845d intellectual property portfolio that provides unextended patent term until at least 2025 and, if our pending composition of matter patent applications for VB6-845d are granted until at least 2036. See ‘‘Business-Intellectual Property’’ for additional details.
Clinical trials and pre-clinical studies
Pre-clinical studies. VB6-845, the prior version of VB6-845d, demonstrated strong binding and potent activity with small doses of the product candidate against numerous EpCAM-positive solid tumor cell lines, including those derived from tumors of the breast, cervix, colon, endometrium, gastric, lung and ovary, in in vitro pharmacology studies. In vitro and in vivo pre-clinical data have also demonstrated that VB6-845 preferentially binds to tumor cells expressing EpCAM and is effective in inhibiting tumor growth and increasing survival in mouse models. These xenograft studies demonstrated that VB6-845 was able to selectively affect EpCAM-expressing tumors without observed systemic toxicity.
Phase 1 clinical trial. We received regulatory approval from the Federal Service on Surveillance in Healthcare and Social Development of the Russian Federation (Roszdravnadzor) to conduct a Phase 1 clinical trial in Russia in March 2007 and from Ministry of Labour Health and Social Affairs of Georgia in April 2007. We initiated an open-label Phase 1 clinical trial of VB6-845 in May 2007 at five sites in Russia and one site in Georgia. We enrolled 15 subjects with EpCAM-positive solid tumors, including breast, colorectal, kidney, non-small cell lung, ovary, pancreas and stomach cancers. All subjects enrolled in this Phase 1 clinical trial had tumors that tested positive for EpCAM as confirmed by our immunohistochemical test used during this Phase 1 clinical trial of VB6-845. The Phase 1 clinical trial was designed to define the maximum tolerated dose and to evaluate immunogenicity, safety. Secondary objectives included information on PK properties and assessing exploratory efficacy of VB6-845.
Subjects were treated over three dose cohorts in this Phase 1 clinical trial. VB6-845 was administered as a monotherapy intravenous infusion (for a period of over three hours), once weekly in four-week cycles, to subjects with EpCAM-positive advanced solid tumors. Subjects were evaluated at the end of each cycle. Three subjects at the first cohort dose level received 1.00 mg/kg, 10 subjects at the second cohort dose level received 2.00 mg/kg and two subjects at the third cohort dose level received 3.34 mg/kg. Following treatment of the subjects in the second cohort, the clinical reporting company reviewed the safety data and unanimously decided to escalate to the third cohort at a dose of 3.34 mg/kg. Out of the first group of five subjects in the second cohort, one DLT (an infusion-related reaction) was reported and confirmed by the clinical trial monitoring company. As the study was stopped early, no maximum tolerated dose was reached. VB6-845 was generally well-tolerated up to the third dose cohort (3.34 mg/kg).
One of our primary objectives in this Phase 1 clinical trial was to validate the extensive pre-clinical data supporting de-immunization of the deBouganin cytotoxic protein payload in humans. For a payload to be viable systemically it must be de-immunized to prevent rapid clearance by the immune system. Subject blood samples for the assessment of an anti-VB6-845 response were collected pre-infusion for the first cycle and every four weeks thereafter. An analysis of the antibody titers at each time point revealed a minimal immune response directed against the deBouganin moiety for only two subjects after eight weeks. Moreover, the titer of the immune response was just above the threshold of the assay (ranging between a titer of 1500 to 1800). These findings are consistent with significant de-immunization of the parent Bouganin cytotoxic protein payload via T-cell epitope depletion.
For all cohorts, exploratory efficacy data (CT and radiographic) were available for seven subjects who completed one full cycle (four weeks) of treatment. Five of the seven subjects showed stable disease, which means tumor measurement is unchanged relative to baseline, on CT scans one week after the completion of a fourth dose of VB6-845. Of the three subjects who continued to receive treatment past the first cycle, one subject continued to have stable disease at the completion of their second (eight weeks) and third (12 weeks) cycles. There was radiographic evidence of decreases in tumor size in two subjects with renal cell carcinoma and breast carcinoma. For one subject, six measurable target tumors in the lungs as well as a measurable target tumor in a pulmonary lymph node and pelvic mesentery showed decreases by CT scan ranging from 11% to 29% on a final visit relative to the baseline. Other non-target, non-measurable tumors appeared unchanged; although there was an appearance of disease progression as a potentially new brain tumor, which was inaccessible to treatment. In one other subject, CT scan results revealed decreases in four of the five measurable target tumors in the liver, with decreases in individual tumors ranging from 4% to 15%. Non-target, non-measurable tumors in lungs, liver and bones showed stable disease.
This Phase 1 clinical trial was terminated in April 2008. Subjects in this Phase 1 clinical trial exhibited little to no immune responses to the deBouganin payload, thereby demonstrating de-immunization of deBouganin. Subjects did, however, generate antibodies against the Fab molecule in the product candidate, specifically against mouse amino acid sequences that were left in the Fab to increase the thermal stability in this early version of the molecule. Taken together, we believe this demonstrated that the subjects were fully immunocompetent, which means that they were capable of rejecting the deBouganin payload if their immune system recognized it as foreign. Furthermore, it is important to note that the deBouganin payload was presented to the subjects’ immune system as a fusion with the immunogenic Fab fragment. The ‘‘hapten-carrier effect’’ principal in immunology dictates that presenting a non-immunogenic ‘‘hapten’’ protein (deBouganin) to the immune system as a conjugate or fusion to an immunogenic ‘‘carrier’’ protein (Fab with mouse amino acid sequences) is an effective way to amplify the immunogenicity of the non-immunogenic protein. Our observation of a lack of immunogenicity of deBouganin in this setting is further evidence of its de-immunization. We have since engineered these mouse amino acid sequences out of VB6-845, which we refer to as VB6-845d, and based upon a binding specificity pre-clinical study, VB6-845d retained biologic activity.

VB6-845
VB6-845d
Mean Fold increase
50
40
30
20
10
0
0
5
10
15
20
25
µg/mL

The chart below demonstrates why we believe that we have successfully de-immunized VB6-845 to create VB6-845d as shown by in a Phase 1 clinical trial that revealed no clinically relevant immune response to the deBouganin payload.

Successful de-immunization of VB6-845 Fab to create VB6-845d

% positive-donors
100
95
30
25
20
15
10
5
0
845 Fab
22%
845d Fab
4%
<10% = low
immunogenic
potential

Safety data. We believe that our safety data from the 15 subjects in our Phase 1 clinical trial support further development of VB6-845d. There were no Grade 5 serious adverse events that were considered by the clinical investigator to be related to VB6-845. The Grade 3 and Grade 4 serious adverse events that were reported in the Phase 1 clinical trial of VB6-845 and considered to be possibly, probably or definitely related to treatment, consisting of an infusion related reaction and an infusion site reaction that are consistent with the immunogenic nature of the Fab fragment. The subject’s condition improved and the event was considered to be resolved one day after onset without any further clinical concerns. The subject with the infusion related reaction was discontinued from the Phase 1 clinical trial in accordance with the protocol treatment stopping criteria defined for Grade 4 serious adverse events. The adverse event data reported for the subjects at the time the Phase 1 clinical trial was terminated was based upon interim data.
VB6-845d Phase1/2 clinical trial development plan
In April 2016, we submitted an IND to the FDA in preparation of initiating a Phase 1/2 clinical trial of VB6-845d in subjects with EpCAM-positive cancers in the United States. The IND was withdrawn in July 2016 after we received initial feedback from the FDA indicating that they had identified hold and non-hold deficiencies that needed to be addressed. In December 2016, we submitted a request for a pre-IND meeting to seek input on the manufacturing, nonclinical and clinical plans for VB6-845d prior to resubmitting an IND. In February 2017, the FDA provided guidance on our manufacturing and nonclinical plans for VB6-845d. Based on this guidance, we are performing additional studies and an updated IND submission is planned for in the first quarter of 2018.
Overall, we believe that our pre-clinical data and the interim Phase 1 clinical data support further clinical investigation of VB6-845d to explore whether it may fulfill the significant unmet medical need in the treatment of subjects with EpCAM-positive solid tumors. We also believe that the deBouganin payload in VB6-845d may enhance the action of checkpoint inhibitors as a result of the promotion of a local tumor immune response following the death of cancer cells.
EBI-031
License Agreement with Roche
On June 10, 2016, we entered into the License Agreement with Roche. The License Agreement became effective on August 16, 2016, following stockholder approval. Under the License Agreement, we granted Roche an exclusive, worldwide license, including the right to sublicense, to our patent rights and know-how related to our monoclonal antibody EBI-031 or any other IL-6 antagonist anti-IL-6 monoclonal antibody, to make, have made, use, have used, register, have registered, sell, have sold, offer for sale, import and export any product containing such an antibody or any companion diagnostic used to predict or monitor response to treatment with such a product, or collectively, Licensed Intellectual Property.
Pursuant to the terms of the License Agreement, Roche is required to continue developing EBI-031 and any other product made from the Licensed Intellectual Property that contains an IL-6 antagonist anti-IL-6 monoclonal antibody, or Licensed Product, at its cost.
Financial Terms
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
Roche paid the first development milestone of $22.5 million as a result of the IND application for EBI-031 becoming effective. Additional amounts of up to $65.0 million are payable upon the achievement of specified development and regulatory milestones in a second indication.
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
Buy-Out Options
The License Agreement provides for two “option periods” during which Roche may elect to make a one-time payment to us and, in turn, terminate its diligence, milestone and royalty payment obligations under the License Agreement. Specifically, (i) Roche may exercise a buy-out option following the first dosing, or Initiation, in the first Phase 2 study for a Licensed Product until the day before Initiation of the first Phase 3 study for a Licensed Product, in which case Roche is required to pay us $135.0 million within 30 days after Roche’s exercise of such buy-out option and receipt of an invoice from us, or (ii) Roche may exercise a buy-out option following the day after Initiation of the first Phase 3 study for a Licensed Product until the day before the acceptance for review by the FDA or other regulatory authority of a biologics license application, or BLA, or similar application for marketing approval for a Licensed Product in either the United States or in the E.U. in which case Roche is required to pay us, within 30 days after Roche’s exercise of such buy-out option and receipt of an invoice from us, $265.0 million, which amount would be reduced to $220.0 million if none of our patent rights containing a composition of matter claim covering any compound or Licensed Product has issued in the E.U.
Termination
Either we or Roche may each terminate the License Agreement if the other party breaches any of its material obligations under the License Agreement and does not cure such breach within a specified cure period. Roche may terminate the License Agreement following effectiveness by providing advance written notice to us or by providing written notice if we are debarred, disqualified, suspended, excluded, or otherwise declared ineligible from certain federal or state agencies or programs. We may terminate the License Agreement if, prior to the first filing of a BLA for a Licensed Product, there is a period of 12 months where Roche is not conducting sufficient development activities with respect to the products made from the Licensed Intellectual Property.
Intellectual property
We currently own or exclusively license approximately 23 families of patents and applications, which generally relate to our TPT-based product candidates and evolving our platform of targeting agents, cytotoxins (such as deBouganin) and linker technologies. As our product candidates evolve through clinical development, we continue to monitor advancements and bolster patent coverage with the goal of attaining durable patent protection for at least 15 years from product launch. In addition, we have filed and are in the process of filing a number of additional applications around our platform technology, including our various targeting agents, cytotoxins, and linkers that, if issued, would expire in 2036.

Product Candidates-Vicinium and Proxinium
We exclusively license two families (48 patents and four applications) licensed from the University of Zurich, or Zurich, which, among other things, include composition of matter claims directed to EpCAM antibody chimeras, EpCAM antibody chimera-cytotoxin conjugates, and their potential use in treating bladder and head and neck cancer. These families claim all or portions of Vicinium and Proxinium, as well as certain of their respective indications under clinical development. The first family includes composition of matter claims directed to the EpCAM antibody chimeras that are used in Vicinium and Proxinium. The first family consists of 21 patents in the United States, Canada, Europe and Japan, which expire in April 2020, subject to any applicable patent term adjustment or extension that may be available on a jurisdictional basis. The second family includes claims directed to the use of Vicinium and Proxinium in the treatment of bladder and head and neck cancer, respectively, and consists of 27 issued patents in the United States, Canada, China, Israel and Japan and pending applications in the United States, Canada, Hong Kong and Europe. The expiry date of the patents in this family is April 2024, subject to any applicable patent term adjustment or extension that may be available on a jurisdictional basis.
In addition to the Zurich portfolio, we own one issued U.S. patent with composition of matter claims directed to modified nucleic acid sequences that encode Vicinium and Proxinium and are potentially useful for high expression yield of Vicinium and Proxinium. The expiry date of this patent is in September 2028, subject to any applicable patent term adjustment or extension that may be available on a jurisdictional basis. In addition, we have filed and are in the process of filing a number of additional patent applications with claims around composition of matter, manufacturing and purification methods, medical applications, and various uses of our various product candidates that, if issued, would expire in 2036.
Bouganin and deBouganin family
We exclusively license a family of patents and applications licensed from Merck KGaA, or Merck, which include claims directed to, among other things, modified de-immunized bouganin protein, EpCAM antibody-bouganin conjugates, and use claims directed to, among other things, methods of using the same to treat various diseases, including cancer. Claims in this family may cover, among other things, both the immunoconjugate, VB6-845d, and the de-immunized bouganin cytotoxins used in our product candidates. Currently the family consists of three issued patents in the United States, as well as 30 issued patents in Australia, Canada, China, Europe, Hong Kong, India, Israel, Japan, South Korea, Mexico, New Zealand, Russia and South Africa and one pending application in each of the United States and Brazil. The expiry date of this family is in March 2025, subject to any applicable patent term adjustment or extension that may be available on a jurisdictional basis. We also exclusively license from Merck three additional families of patents and applications with, among other things, use claims directed to various de-immunization methodologies, which expire in May 2018, December 2018 and February 2022, subject to any applicable patent term adjustment or extension that may be available on a jurisdictional basis. In addition, we have filed and are in the process of filing a number of additional patent applications with, among other things, composition of matter and use claims around our various product candidates that, if issued, would expire in 2036 and beyond.
We also exclusively license a family of patents directed to the unmodified bouganin cytotoxin from Protoden Technologies Inc., or Protoden, a company owned by Clairmark Investments Ltd., or Clairmark. See ‘‘See ‘‘Board Policies-Related Party Transactions’’ for additional details. The seven patents are in the United States, Canada and Europe and expire in June 2018, subject to any applicable patent term adjustment or extension that may be available on a jurisdictional basis. We do not currently view these patents and applications as significant to the development and commercialization, if approved, of our product candidates.
EBI-031 and our Legacy Product Candidates
As of March 24, 2017, we owned a total of eleven families of patent applications related to EBI-031 and our legacy product candidates, including EBI-005, or isunakinra. As of March 24, 2017, our patent portfolio includes the following patents and applications related to these product candidates:

•	a United States, a New Zealand, Japan and a South Africa composition of matter patent covering isunakinra which expires in 2031;

•
composition-of-matter patent applications covering isunakinra in Australia, Brazil, Canada, China, Europe, Hong Kong, India, Israel, Korea, Mexico Russia, and Taiwan, which, if granted, are expected to expire in 2031;

•
patent applications covering the formulation of isunakinra filed in the United States, Australia, Canada, China, Europe, Japan, New Zealand, Russia, and Singapore, which, if granted, are expected to expire in 2034;

•	patent applications covering methods of manufacturing isunakinra filed in the Australia, which, if granted are expected to expire in 2032;

•	a PCT patent application covering methods and compositions for increasing the retention of therapeutic agents in the eye which, if granted, is expected to expire in 2035;

•	a provisional application directed to compositions and methods for increasing the retention of therapeutic agents in the eye which, if converted and granted, is expected to expire in 2037.

•	a provisional application directed to compositions and methods for increasing the retention of anti-VEGF therapeutic agents in the eye which, if converted and granted, is expected to expire in 2037.

•	a provisional application directed to compositions and methods for increasing the retention of RGD therapeutic agents in the eye which, if converted and granted, is expected to expire in 2037.

•
patent applications covering the IL-6 antagonistic anti-IL6 monoclonal antibodies and active fragments thereof, including IL-6 antibody EBI-029, filed in the United States, Australia, Brazil, Canada, China, Europe, Hong Kong, India, Israel, Japan, Korea, Mexico, New Zealand, Russia, Singapore, and South Africa, which are licensed to Roche pursuant to the License Agreement, and, if granted, are expected to expire in 2033;

•
patent applications covering IL-6 antagonistic anti-IL6 monoclonal antibodies and active fragments thereof, including the IL-6 antibody EBI-031, having a pending PCT application and applications pending or to be filed in Algeria, Australia, Bahrain, Brazil, Canada, Chile, Colombia, Costa Rica, Egypt, Europe (to be filed), India, Israel, Korea, Malaysia, Mexico, Morocco, New Zealand, Oman, Philippines, Qatar, Russian Federation, Saudi Arabia, Singapore, South Africa, Thailand, Ukraine, United Arab Emirates, and Vietnam which are licensed to Roche pursuant to the License Agreement, and, if granted are expected to expire in 2035;

•
a PCT Application and an Argentine application each corresponding to a United States provisional application covering the IL-6 antibody EBI-031 formulation, which are licensed to Roche pursuant to the License Agreement, and if granted, are expected to expire in 2036.

License Agreements
License agreement with The University of Zurich
Overview and exclusivity. We have a license agreement with Zurich, which grants us exclusive rights, with the right to sublicense, to make, have made, use, and sell under certain patents primarily directed to our targeting agent, including EpCAM chimera, and related immunoconjugates and methods of use and manufacture of the same. These patents cover some key aspects of our product candidates Vicinium and Proxinium. Under the terms of the agreement, we may be obligated to pay $750,000 in milestone payments, for the first product candidate that achieves applicable clinical development milestones. Based on current clinical status, we anticipate that these milestones may be triggered by Vicinium’s clinical development pathway. As part of the consideration, we will also be obligated to pay a 4% royalty on the net product sales for products covered by or manufactured using a method covered by a valid claim in the Zurich patent rights. We have the right to reduce the obligation to pay royalties in a particular country expires upon the expiration or termination of the last of the Zurich patent rights that covers the manufacture, use or sale of a product. There is no obligation to pay royalties in a country if there is no valid claim that covers the product or a method of manufacturing the product. As of the date of this Annual Report on Form 10-K, aggregate license fees of $250,000 have been paid to Zurich by Viventia prior to our acquisition of Viventia.
Patent rights. We are responsible for the patent filing, prosecution and maintenance activities pertaining to the patent rights, at our sole expense, while Zurich is afforded reasonable opportunities to review and comment on such activities. If appropriate, we shall apply for an extension of the term of any licensed patent where available, for example, in at least the United States, Europe and Japan. In the event of any substantial infringement of the patent rights, we may request Zurich to take action to enforce the licensed patents against third parties. If the infringing activity is not abated within 90 days and Zurich has elected not to take legal action, we may take legal action (in Zurich’s name, if necessary). Such action will be at our own expense and Zurich will have the opportunity to join at its own expense. Recoveries from any action shall generally belong to the party bringing the suit, but (a) in the event that we bring the action and an acceptable settlement or monetary damages are awarded, then Zurich will be reimbursed for any amount that would have been due to Zurich if the products sold by the infringer actually had been sold by us, or (b) in the event a joint legal action is brought, then the parties shall share the expense and recoveries shall be shared in proportion to the share of expense paid by the respective party. Each party is required to cooperate with the other in litigation proceedings at the expense of the party bringing the action.
Term and termination. The term of the agreement expires as of the expiration date of the last patent to expire within the Zurich patent rights. We are currently projecting an expiration date for the U.S. licensed patents in 2024, subject to any applicable patent term adjustment or extension that may be available on a jurisdictional basis. Zurich has the right to terminate the agreement if we breach any obligation of the agreement and fail to cure such breach within the applicable cure periods. We have the right to terminate the agreement at any time and for any reason by giving 90 days written notice to Zurich.
License Agreement with Merck KGaA

Overview and exclusivity. In March 2004, we entered into an exclusive license agreement with Biovation Limited, subsequently acquired by Merck, which was subsequently amended and restated in October 2015. Pursuant to the agreement, we were granted an exclusive license, with the right to sublicense, under certain patents and technology relating to the de-immunization of our cytotoxin Bouganin for therapeutic and in vivo diagnostic purposes in humans. The de-immunized cytotoxin is known as deBouganin, and has been incorporated into our product candidates, VB6-845d. We have the worldwide exclusive right, with the right to sublicense, under the licensed patents and technology to, among other things, make, have made, use or sell products incorporating deBouganin.
As of the date of this Annual Report on Form 10-K, aggregate license fees of $225,000 have been paid to Merck by Viventia prior to our acquisition of Viventia. Under the agreement, we may be obligated to pay certain clinical development and regulatory milestones for each ‘‘licensed product’’: (A) $2,000,000 upon the start of the first Phase 3 clinical trial for a licensed product; (B) $2,000,000 upon submission of the first BLA for a licensed product; (C) $2,000,000 upon the approval of the first BLA in certain countries for a licensed product and $1,000,000 upon each of the second and third approvals of a BLA in certain additional countries for the same licensed product (total of $4,000,000); and (D) $2,000,000 upon the approval of the second BLA in certain countries for a licensed product; and $1,000,000 upon each of the second and third approvals of the second BLA in certain additional countries for the same licensed product (total of $4,000,000). As part of the consideration, we are obligated to pay a 1.5% royalty on the net product sales up to $150,000,000 and a 2% royalty on the net product sales above such amount.
Patent rights. We have the first right to file, prosecute and maintain licensed patents relating to de-immunized plasmids and proteins, including, among other things, our deBouganin and Merck has the first right to file, prosecute and maintain any other licensed patents. We have the first right, but not the obligation, to enforce the licensed patents against third parties for suspected infringement, and, after repayment of costs and expenses, any recoveries under such suit will be treated as net product sales and we shall pay a royalty on the same. We may not settle such patent infringement suit without the prior written consent of Merck, but such consent shall not be unreasonably delayed or withheld. If we decline to enforce the licensed patents against third parties for suspected infringement, Merck may bring such a patent infringement suit and any recoveries will be retained by Merck.
Term and termination. The agreement expires on a country-by-country and product-by-product basis until the longer of (i) the expiration of the last to expire patent within the licensed patent rights that covers a licensed product and (ii) 10 years from the first commercial sale of a licensed product in such country; provided that no royalty is payable for more than 15 years from the first commercial launch of a licensed product anywhere in the world. Either party has the right to terminate the agreement for breach of the agreement and if the other party fails to cure such breach within the applicable cure period. We have the right to terminate the agreement by giving Merck six months prior written notice.
Manufacturing
We maintain an approximately 31,400 square foot manufacturing, laboratory, warehouse and office facility in Winnipeg, Manitoba, Canada. We have three 15 liter fermentors, one 150 liter fermentor, one 500 liter fermentor and one 1,500 liter fermentor. Our classified fermentation suite and post-production processing capabilities are currently dedicated to producing our pre-clinical study and clinical trial batches. Our in-house expertise and capabilities in process development and manufacturing allow us to reduce product development timelines by manufacturing Fabs, scFvs, protein scaffolds and fusion proteins such as TPTs for research and pre-clinical studies and clinical testing and subsequently transferring production into our fermentation suite. In addition, our one-step manufacturing process creates a homogeneous product that we believe will improve efficacy. These particular advantages also reduce costs compared to contracting third party process development and manufacturing.
Our manufacturing facility is intended to produce multiple product candidates per year and we believe it will produce sufficient quantities of our product candidates to meet our currently anticipated pre-clinical study and clinical trial needs. In the event we obtain approval from the FDA to market any of our product candidates, we will need to outsource our commercial scale manufacturing to contract manufacturing organizations, or CMOs. We are currently in process of identifying a CMO.
Commercial Operations
We do not currently have an organization structured for the sales, marketing and distribution of products. We may rely on licensing and co-promotion agreements with strategic collaborators for the commercialization of our products in the United States and other territories. If we choose to build a commercial infrastructure to support marketing in the United States, such commercial infrastructure could be expected to include a sales force supported by sales management, internal sales support, an internal marketing group and distribution support. To develop the appropriate commercial infrastructure internally, we would have to invest financial and management resources, some of which would have to be deployed prior to the approval of any of our product candidates.
Competition
The pharmaceutical industry is highly competitive, subject to rapid and significant technological change and has a strong emphasis on developing proprietary products. While we believe that our next generation TPT platform, knowledge, experience and scientific resources provide us with competitive advantages, we face competition from both large and small pharmaceutical and biotechnology companies, academic institutions and other research organizations; specifically with companies, institutions and organizations that are actively researching and developing products that attach proprietary cell-killing payloads to antibodies for targeted delivery to cancer cells. Our competitors include, but are not limited to,

•
NMIBC: Aadi, LLC (ABI-009), Altor Bioscience Corporation (ALT-801), Cold Genesys, Inc. (CG0070), Endo Pharmaceuticals Inc. (Valstar) (approved drug), FKD Therapies Oy (Instilidrin), Merck and other pharmaceutical companies (BCG) (approved drug), Eli Lilly and Company (Gemcitabine) and Telormedix SA (Vesimune);

•	SCCHN: Bristol-Myers Squibb Company (nivolumab)(approved drug), Eli Lilly and Company, and Merck (Erbitux, pembrolizumab) (approved drugs);

•
Multiple types of solid tumors: Amgen Inc. (Panitumumab) (approved drug), Bayer AG and Onyx Pharmaceuticals (Sorafenib) (approved drug), Bristol-Myers Squibb Company, Eli Lilly and Company, and Merck (Erbitux) (approved drug), F. Hoffmann-La Roche AG (Bevacizumab) (approved drug), Genentech, Inc. (Bevacizumab, Erlotinib and Trastuzumab) (approved drugs), Pfizer, Inc. (Sunitinib) and Trion Research GmbH (Removab); and

•
In addition to competition from alternative treatments, we may also face competition from products that are biosimilar to, and possibly interchangeable with, our product candidates. Biosimilar products are expected to become available over the coming years. Even if our product candidates achieve marketing approval, they may be priced at a significant premium over competitive biosimilar products if any have been approved by then and insurers or other third party payors may encourage or even require the use of lower priced biosimilar products. Even if our treatments receive market authorization, they may not be listed on the formularies of payors (public or private insurers) or reimbursed. This may impact the uptake of the drug as a treatment option for patients and/or the price at which the drug can be sold at. Further, if the drug is reimbursed it may be at a narrower indication than the full scope of market authorization.

Many of our competitors have significantly greater financial resources and expertise in research and development, manufacturing, pre-clinical studies, conducting clinical trials, obtaining regulatory approval and marketing than we do. These competitors are also active in seeking patent protection and licensing arrangements in anticipation of collecting royalties for use of technology that they have developed. Moreover, specialized biologics, biopharmaceutical and biotechnology companies may prove to be significant competitors, particularly through collaborative arrangements with large and established companies.
Our commercial opportunity could be substantially limited in the event that our competitors develop and commercialize products that are more effective, safer, less toxic, more convenient or cheaper than our comparable products. In geographies that are critical to our commercial success, competitors may also obtain regulatory approvals before us, resulting in our competitors building a strong market position in advance of our product’s entry. We believe the factors determining the success of our programs will be the drug design, effectiveness against multi-drug resistance mechanisms, efficacy, safety, price and convenience of our product candidates.
Government Regulation
As a clinical-stage biologics company, we are subject to extensive regulation by the FDA, Health Canada and other national, supranational, state, provincial and local regulatory agencies. We are also subject to extensive regulation by similar governmental authorities in other countries in which we operate. In the United States, the Federal Food, Drug, and Cosmetic Act, or the FDCA, and the Public Health Service Act, or PHSA, and their implementing regulations set forth, among other things, requirements for the research, testing, development, manufacture, quality control, safety, effectiveness, approval, post-approval monitoring and reporting, labeling, storage, record keeping, distribution, import, export, advertising and promotion of our product candidates. Although the discussion below focuses on regulation in the United States, we anticipate seeking approval to market our products in other countries. Generally, our activities in other countries will be subject to regulation that is similar in nature and scope to that imposed in the United States, although there can be important differences. Additionally, some significant aspects of regulation in the E.U. are addressed in a centralized way through the European Commission following the opinion of the EMA, but country-specific regulation in the individual European Union Member States, or the E.U. Member States, remains essential in many respects. The process of obtaining regulatory marketing approvals and the subsequent compliance with appropriate supranational, federal, state, provincial, local and foreign statutes and regulations require the expenditure of substantial time and financial resources, and we may not be successful in any given jurisdiction.
U.S. Government Regulation
In the United States, pharmaceutical products are regulated by the FDA under the FDCA and other laws, including, in the case of biologics, the PHSA. Pharmaceutical products are also subject to other federal, state and local statutes and regulations. A failure to comply with any applicable requirements during the product development, approval, or post-approval periods may lead to administrative or judicial sanctions, including, among other things, the imposition by the FDA or an institutional review board, or IRB, of a hold on clinical trials, refusal to approve pending marketing applications or supplements, withdrawal of approval, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, or administrative, civil and/or criminal investigation, penalties or prosecution.
In the United States, all of our product candidates are regulated by the FDA as biologics. Biologics require the submission of a BLA, and approval by the FDA prior to being marketed in the United States. Manufacturers of biologics may also be subject to state and local regulation.
The steps required before a biologic may be marketed in the United States generally include:

•
completion of pre-clinical studies, animal studies and formulation studies, some in compliance with the FDA’s Good Laboratory Practices, or GLP, regulations, and the Animal Welfare Act administered and enforced by the U.S. Department of Agriculture;

•	submission to the FDA of an IND to support human clinical testing, which must become effective before human clinical trials may commence;

•	approval by an IRB before each trial may be initiated at each clinical site;

•
performance of adequate and well-controlled clinical trials under protocols submitted to FDA for review and approval by each IRB, conducted in accordance with federal regulations and with current Good Clinical Practices, or GCPs, to establish the safety, purity and potency of the biologic for each targeted indication;

•	submission of a BLA to the FDA;

•	satisfactory completion of an FDA Advisory Committee review, if applicable;

•
satisfactory completion of an FDA inspection of the manufacturing facilities at which the biologic is produced to assess compliance with current Good Manufacturing Practices, or cGMP, and to assure that the facilities, methods and controls are adequate; and

•	FDA review and approval of the BLA.
Pre-clinical studies
Pre-clinical studies include laboratory evaluation of product chemistry, formulation and toxicity, as well as animal studies to assess the characteristics and potential safety and efficacy of the product candidate. The conduct of the pre-clinical tests must comply with federal regulations and requirements, including, as applicable, GLP and the Animal Welfare Act. The results of the pre-clinical studies, together with manufacturing information and analytical data, are submitted to the FDA as part of an IND. The FDA evaluates the IND to determine whether there is an adequate basis for starting the drug in initial clinical studies, and the IND must become effective before human clinical trials may be commenced. Additional pre-clinical tests may continue after the IND is submitted. A 30-day waiting period after the submission of each IND is required prior to the commencement of clinical testing in humans. If during this 30-day period the FDA does not raise any concerns or issues that must be addressed prior to the commencement of clinical trials or does not impose a clinical hold, the IND becomes effective 30 days following the FDA’s receipt of the IND and the clinical trial proposed in the IND may begin.
Clinical trials
Clinical trials involve the administration of the product candidate to healthy volunteers or patients under the supervision of qualified investigators. Clinical trials are subject to extensive regulation and must be conducted in compliance with (i) federal regulations, (ii) GCP standards, which set safeguards to protect the rights and health of patients and establish standards for conducting, recording data from, and reporting results of clinical trials, and (iii) protocols detailing the objectives of the trial, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated, if any. Foreign studies conducted under an IND generally must meet the same requirements that apply to studies being conducted in the United States.

The informed written consent of each study subject must be obtained before the subject may begin participation in the clinical trial. The study protocol, study plan, and informed consent forms for each clinical trial must be reviewed, approved, and conducted under the auspices of an IRB for each trial site. Investigators and IRBs must also comply with FDA regulations and guidelines, including regarding oversight of study subject informed consent, complying with the study protocol and investigational plan, adequately monitoring the clinical trial, and timely reporting of adverse events. The clinical trial program for a product candidate is generally divided into three phases. Although the phases are usually conducted sequentially, they may overlap or be combined. The three phases are as follows:

•
Phase 1. Phase 1 involves the initial introduction of a product candidate into humans. Phase 1 clinical trials are typically conducted in healthy human subjects, but in some situations are conducted in subjects with the target disease or condition. These clinical trials are generally designed to evaluate the safety, metabolism, PK properties and pharmacologic actions of the product candidate in humans, the side effects associated with increasing doses and, if possible, to gain early evidence on effectiveness. During Phase 1 clinical trials, sufficient information about the product candidate’s PK properties and pharmacological effects may be obtained to inform and support the design of Phase 2 clinical trials. The total number of participants included in Phase 1 clinical trials varies, but is generally in the range of 20 to 80;

•
Phase 2. Phase 2 includes the controlled clinical trials conducted to obtain initial evidence of effectiveness of the product candidate for a particular indication(s) in subjects with the target disease or condition, to determine dosage tolerance and optimal dosage, gather additional information on possible adverse side effects and safety risks associated with the product candidate. Phase 2 clinical trials are typically well-controlled, closely monitored, and conducted in a limited subject population, usually involving no more than several hundred participants; and

•
Phase 3. Phase 3 clinical trials are controlled clinical trials conducted in an expanded subject population at geographically dispersed clinical trial sites. They are performed after preliminary evidence suggesting effectiveness of the product candidate has been obtained and are intended to further evaluate dosage, clinical effectiveness and safety, to establish the overall benefit-risk relationship of the product candidate and to provide an adequate basis for regulatory approval. Phase 3 clinical trials usually involve several hundred to several thousand participants. In most cases, the FDA requires two adequate and well controlled Phase 3 clinical trials to demonstrate the efficacy of the product candidate, although a single Phase 3 clinical trial with other confirmatory evidence may be sufficient in certain instances.

The decision to suspend or terminate development of a product candidate may be made by either a health authority body, such as the FDA, by an IRB, or by a company for various reasons and during any phase of clinical trials. The FDA may order the temporary, or permanent, discontinuation of a clinical trial at any time, or impose other sanctions, if it believes that the clinical trial either is not being conducted in accordance with FDA requirements or presents an unacceptable risk to the clinical trial subjects. In some cases, clinical trials are overseen by a DSMB, which is an independent group of qualified experts organized by the trial sponsor to evaluate, at designated points in time whether or not a trial may move forward and/or should be modified. These decisions are based on unblinded access to data from the ongoing trial and generally involve determinations regarding the benefit/risk ratio for study subjects and the scientific integrity and validity of the clinical trial.
In addition, there are requirements for the registration of certain clinical trials of product candidates on public registries, such as ClinicalTrials.gov, and the submission of certain information pertaining to these trials, including clinical trial results after trial completion.
Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, a sponsor submits extensive information about the product candidate information to the FDA in the form of a BLA to request marketing approval for the product candidate in specified indications.
Biologics License Applications
In order to obtain approval to market a biologic in the United States, a marketing application must be submitted to the FDA that provides data establishing the safety and effectiveness of the product candidate for the proposed indication. The application includes all relevant data available from pertinent pre-clinical studies and clinical trials, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s chemistry, manufacturing, controls and proposed labeling, among other things. Data can come from company-sponsored clinical trials intended to test the safety and effectiveness of a product candidate, or from a number of alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and effectiveness of the product candidate to the satisfaction of the FDA. For example, in November 2016, the FDA issued a draft guidance document on developing drugs and biologics for treating BCG-unresponsive NMIBC, and our BLA for Vicinium will likely have to meet the expectations set forth in that guidance document.
Under the Prescription Drug User Fee Act, or PDUFA, as amended, the fees payable to the FDA for reviewing a BLA, as well as annual fees for commercial manufacturing establishments and for approved products, can be substantial, subject to certain limited deferrals, waivers and reductions that may be available. The FDA has 60 days from receipt of a BLA to determine whether the application will be accepted for filing based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. The FDA may refuse to accept for filing any BLA that it deems incomplete or not properly reviewable at the time of submission, in which case the BLA will have to be updated and resubmitted. The FDA’s PDUFA review goal is to review 90% of priority BLA applications and original efficacy supplements within six months of filing and 90% of standard applications and original efficacy supplements within 10 months of filing, whereupon a decision is to be made, but the FDA can and frequently does extend this review timeline to consider certain later-submitted information or information intended to clarify or supplement information provided in the initial submission. The FDA may not complete its review or approve a BLA within these established goal review times. The FDA reviews the BLA to determine, among other things, whether the proposed product is safe, pure, and potent for its intended use, and whether the product is being manufactured in compliance with cGMP. The FDA may also refer applications for novel product candidates which present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.
Before approving a BLA, the FDA will inspect the facilities at which the product candidate is manufactured or the facilities that are significantly involved in the product development and distribution process, and will not approve the product candidate unless cGMP compliance is satisfactory. Additionally, before approving a BLA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP. Under the Pediatric Research Equity Act, certain BLAs must include an assessment, generally based on clinical trial data, of the safety and effectiveness of the biological product in relevant pediatric populations. The FDA may waive or defer the requirement for a pediatric assessment, either at a company’s request or by its own initiative, including waivers for certain products not likely to be used in a substantial number of pediatric patients. Products with orphan drug designation are exempt from these requirements for orphan-designated indications with no formal waiver process required.
After the FDA evaluates the BLA and the manufacturing facilities, it issues either an approval letter or a complete response letter. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. If and when those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the BLA, the FDA may issue an approval letter. The FDA’s PDUFA review goal to review such resubmissions is two or six months depending on the type of information included. Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval and deny approval of a resubmitted BLA. FDA approval of any application may include many delays or never be granted. An approval letter authorizes commercial marketing of the product candidate with specific prescribing information for specific indications. As a condition of BLA approval, the FDA may require a risk evaluation and mitigation strategy, or REMS, to help ensure that the benefits of the product candidate outweigh the potential risks. REMS can include Medication Guides, communication plans for healthcare professionals, and also may include elements to assure safe use, or ETASU. ETASU can include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring, and the use of patient registries. The requirement for a REMS can materially affect the potential market and profitability of the biologic. Moreover, product approval may require substantial post-approval testing and surveillance to monitor the biologic’s safety, purity, or potency, which can be costly.
Changes to some of the conditions established in an approved application, including changes in indications, labeling, or manufacturing processes or facilities, require submission and FDA approval of a new BLA or a supplemental BLA before the change can be implemented. A supplemental BLA for a new indication typically requires clinical data similar to that in the original application, and the FDA generally uses the same procedures and actions in reviewing a supplemental BLA as it does in reviewing a new BLA.
Product approvals may be withdrawn if compliance with regulatory standards is not maintained or if safety or manufacturing problems occur following initial marketing. For example, quality control and manufacturing procedures must conform, on an ongoing basis, to cGMP requirements, and the FDA periodically inspects manufacturing facilities to assess compliance with cGMP. Accordingly, manufacturers must continue to spend time, money and effort to maintain cGMP compliance. In addition, new or modified government requirements, including from new legislation, may be established that could delay or prevent regulatory approval of our product candidates under development or affect our ability to maintain product approvals we have obtained.
FDA regulation of companion diagnostics
If safe and effective use of a product candidate depends on identifying appropriate patients through an in vitro diagnostic test, then the FDA generally will require approval of a diagnostic test, known as an in vitro companion diagnostic device, or companion diagnostic, at the same time that the FDA approves the product candidate. The FDA issued an August 2014 guidance document addressing companion diagnostics. The FDA has required sponsors using companion diagnostics intended to select the patients who will respond to cancer treatment to obtain a pre-market approval, or PMA, for those diagnostics. The review of these companion diagnostics in conjunction with the review of a cancer therapeutic involves coordination of review by the FDA’s Center for Biologics Evaluation and Research and by the FDA’s Center for Devices and Radiological Health. During a Type C meeting with FDA in 2007, the FDA noted that approval of a companion diagnostic for EpCAM expression would need to coincide with Proxinium approval. We intend to clarify whether the FDA still believes that a companion diagnostic is necessary for approval of Proxinium.
PMA applications involve a rigorous premarket development program during which the applicant must generate and provide the FDA with extensive data, including from pre-clinical and clinical studies, supporting the device’s safety and effectiveness and information about the device and its components regarding, among other things, device design, manufacturing and labeling. PMA applications are subject to an application fee. For a diagnostic device, the applicant must demonstrate that the diagnostic produces reproducible results when the same sample is tested multiple times by multiple users at multiple laboratories. As part of the PMA review, the FDA will typically inspect the manufacturer’s facilities for compliance with the Quality System Regulation, or QSR, which imposes design, testing, control, documentation and other quality assurance requirements.
PMA approval is not guaranteed, and the FDA may ultimately respond to a PMA submission with a denial of approval or a “not approvable” letter based on deficiencies in the application and require additional clinical trial or other data that may be expensive and time-consuming to generate and that can substantially delay approval. If the FDA’s evaluation of the PMA application is favorable, the FDA may issue an approvable letter requiring the applicant’s agreement to specific conditions, such as changes in labeling, or specific additional information, such as submission of final labeling, in order to secure final approval of the PMA. If the FDA concludes that the applicable criteria have been met, the FDA will issue an approval letter for the approved indications, which may be more limited than those originally sought by the applicant. The PMA can include post-approval conditions that the FDA believes necessary to ensure the safety and effectiveness of the device, including, among other things, restrictions on labeling, promotion, sale and distribution. Medical devices remain subject to extensive regulatory requirements after being approved or cleared, including under the QSR.

Biosimilars and market exclusivity
The Biologics Price Competition and Innovation Act of 2009, or BPCIA, was passed as part of the Patient Protection and Affordable Care Act and the Health Care and Education Affordable Reconciliation Act of 2010, or the Affordable Care Act, that President Obama signed into law in March 2010. This U.S. healthcare legislation created an approval pathway for biosimilar versions of innovative biological products that did not previously exist. Prior to that time, innovative biologics had essentially unlimited regulatory exclusivity. Under the biosimilars pathway, the FDA can approve products that are biosimilar to (but not generic copies of) innovative biologics on the basis of less extensive data than is required by a full BLA. To be biosimilar, a biological product can have no clinically meaningful differences in safety or efficacy from the reference product. An interchangeable biosimilar product must meet additional standards for interchangeability and, if approved, may be substituted for the reference product. At this juncture, it is unclear whether any product deemed ‘‘interchangeable’’ by the FDA, in fact, will be readily substituted by pharmacies, which are governed by state pharmacy law.
After an innovator has marketed its product for four years, a manufacturer may file an application for approval of a ‘‘biosimilar’’ version of the innovator product. However, although an application for approval of a biosimilar may be filed four years after approval of the innovator product, qualified innovative biological products receive 12 years of regulatory exclusivity, meaning that the FDA may not approve a biosimilar version until 12 years after the innovative biological product was first approved by the FDA under the PHSA. The BPCIA also provides a mechanism for innovators to enforce the patents that protect innovative biological products and for biosimilar applicants to challenge the patents. Such patent litigation may begin as early as four years after the innovative biological product is first approved by the FDA. Although the patents for the reference biologic may be challenged by the biosimilar applicant during that time period pursuant to the BPCIA statutory patent challenge framework, no biosimilar or interchangeable product will be licensed by the FDA until the end of the exclusivity period. The first biologic product candidate submitted under the abbreviated approval pathway that is determined to be interchangeable with the reference product has exclusivity against any other determinations of interchangeability to the reference product for the lesser of (i) one year after first commercial marketing of the interchangeable biosimilar product, (ii) 18 months after approval of the interchangeable biosimilar product if there is no legal challenge, (iii) 18 months after the resolution in the interchangeable biosimilar product applicant’s favor of a lawsuit challenging the reference product’s patents, and (iv) 42 months after 42 months after approval of the interchangeable biosimilar product if a lawsuit is ongoing within the 42-month period.
The objectives of the BPCIA are conceptually similar to those of the Hatch-Waxman Act, which established abbreviated pathways for the approval of generic drugs. The FDA has published several guidance documents providing direction on developing and obtaining approval of biosimilar product candidates. The guidance documents to date explain, among other things, that the FDA will approve a biosimilar product if there are no clinically meaningful differences between the biological product and the reference product in terms of safety, purity and potency. A determination of biosimilarity may be based upon: (1) analytical studies showing that the biological product is highly similar to, with no clinically meaningful differences from, the reference product, (2) animal studies, including toxicity assessments, and/or (3) a clinical trial or trials (including assessment of immunogenicity and PKs or pharmacodynamics) that are sufficient to demonstrate safety, purity and potency. The FDA recommends that sponsors use a stepwise approach to developing the data and information needed to support biosimiliarity. At each step, the sponsor should evaluate the extent of residual uncertainty of biosimilarity that remains and incorporate the FDA’s advice for additional studies to address remaining uncertainty. To meet the higher standard for interchangeability the sponsor must demonstrate, in addition to biosimilarity, that the proposed biological product can be expected to produce the same clinical result and, if administered more than once to any given patient, the safety risk and potential for diminished efficacy associated with switching between the proposed biological product and the reference product is not greater than continuing to use the reference product. A biological product that is determined to be interchangeable may be substituted for the reference product without the intervention of the prescribing healthcare provider. In March 2015 the FDA approved the first biosimilar product under the BPCIA, and it has approved other biosimilar products since then. If any of our product candidates is approved by the FDA, the approval of a biologic product biosimilar to one of our products could have a material impact on our business. In particular, a biosimilar could be significantly less costly to bring to market and priced significantly lower than our products, if approved by the FDA.
The ‘‘Purple Book,’’ first published by the FDA in September 2014, lists biological products, including any biosimilar and interchangeable biological products licensed by the FDA under the PHSA. The lists include the date a biological product was licensed under Section 351(a) of the PHSA and whether the FDA evaluated the biological product for reference product exclusivity under Section 351(k)(7) of the PHS Act. The Purple Book will also enable a user to see whether a biological product licensed under Section 351(k) of the PHSA has been determined by the FDA to be biosimilar to or interchangeable with a reference biological product (an already-licensed FDA biological product). Biosimilar and interchangeable biological products licensed under Section 351(k) of the PHSA will be listed under the reference product to which biosimilarity or interchangeability was demonstrated.
Advertising and promotion
The FDA and other federal regulatory agencies closely regulate the marketing and promotion of biologics through, standards and regulations for, among other things, direct-to-consumer advertising, communications regarding unapproved uses, industry-sponsored scientific and educational activities, and promotional activities involving the internet. A biologic cannot be commercially promoted before it is approved. After approval, promotion of a biologic can include only those claims relating to safety and effectiveness that are consistent with the labeling approved by the FDA.
Healthcare providers are permitted, however, to prescribe products for unapproved uses (also known as ‘‘off-label’’ uses) - that is, uses not approved by the FDA and therefore not described in the product’s labeling - because the FDA does not regulate the practice of medicine. However, FDA restricts manufacturers’ communications regarding unapproved uses. Broadly speaking, a manufacturer may not promote a product for an unapproved use, but may engage in non-promotional, balanced communication regarding unapproved uses under specified conditions. Failure to comply with applicable FDA requirements and restrictions in this area may subject a company to adverse publicity and enforcement action by the FDA, the Department of Justice, or the DOJ, or the Office of Inspector General of the Department of Health and Human Services, or HHS, as well as state authorities. Such enforcement action could subject a company to a range of penalties that could have a significant commercial impact, including civil and criminal fines and agreements that materially restrict the manner in which a company promotes or distributes products.
Post-approval regulation

After regulatory approval of a product is obtained, a company is required to comply with a number of post-approval requirements. For example, as a condition of BLA approval, the FDA may require post-marketing testing, including Phase 4 clinical trials, and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization. Regulatory approval of oncology products often requires that subjects in clinical trials be followed for long periods to determine the overall survival benefit of the product. In addition, as a holder of an approved BLA, a company would be required to report adverse reactions and production problems to the FDA, to provide updated safety and efficacy information, and to comply with requirements concerning advertising and promotional labeling for any of its products.
The manufacturing of our product candidates is required to comply with applicable FDA manufacturing requirements contained in the FDA’s cGMP regulations. Our product candidates are manufactured at our production plant in Winnipeg, Manitoba, Canada. In the event we obtain approval from the FDA to market any of our product candidates, we will need to outsource our commercial scale manufacturing to CMOs. Quality control and manufacturing procedures must continue to conform to cGMP after approval to assure and preserve the long term stability of the biological product. Biologic manufacturers and other entities involved in the manufacture and distribution of approved biologics are also required to register their establishments and list any products they make with the FDA and to comply with related requirements in certain states. The FDA and certain state agencies periodically inspect manufacturing facilities to assess compliance with cGMP, which imposes extensive procedural and substantive record keeping requirements, and other laws.
Discovery of problems with a product after approval may result in serious and extensive restrictions on a product, manufacturer or holder of an approved BLA, as well as lead to potential market disruptions. These restrictions may include suspension of a product until the FDA is assured that quality standards can be met, continuing oversight of manufacturing by the FDA under a ‘‘consent decree,’’ which frequently includes the imposition of costs and continuing inspections over a period of many years, as well as possible withdrawal of the product from the market. Other potential consequences include interruption of production, issuance of warning letters or other enforcement letters, refusal to approve pending BLAs or supplements to approved BLAs, product seizure or detention, and injunctions or imposition of civil and/or criminal penalties.
In addition, changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require prior FDA approval before being implemented. FDA regulations also require investigation, correction, and reporting of any deviations from cGMP and impose reporting and documentation requirements upon a company and any third party manufacturers that a company may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance.
Newly discovered or developed safety or effectiveness data may require changes to a product’s approved labeling, including the addition of new warnings and contraindications, and also may require the implementation of other risk management measures, such as additional post-market clinical trials to assess new safety risks or distribution-related or other restrictions under a REMS.
Patent Term Extension
Depending upon the timing, duration and specifics of the FDA approval of our product candidates, some of our U.S. patents may be eligible for limited patent term extension. The provisions of the Hatch-Waxman act permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one-half the time between the effective date of an IND and the submission date of a BLA plus the time between the submission date of a BLA and the approval of that application. Only one patent applicable to an approved product is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. The United States Patent and Trademark Office, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, we may apply for restoration of patent term for one of our currently owned or licensed patents to add patent life beyond its current expiration date, depending on the expected length of the clinical trials and other factors involved in the filing of the relevant BLA.
Many other countries also provide for patent term extensions or similar extensions of patent protection for biologic products. For example, in Japan, it may be possible to extend the patent term for up to five years and in Europe, it may be possible to obtain a supplementary patent certificate that would effectively extend patent protection for up to five years.
The Foreign Corrupt Practices Act

The Foreign Corrupt Practices Act, or FCPA, prohibits any U.S. individual or business from paying, offering, or authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with accounting provisions requiring such companies to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations.
Canadian Government Regulation
In Canada, Health Canada is responsible for the regulation of pharmaceuticals under the authority of the Food and Drugs Act and the Food and Drug Regulations. Any compound that fits under the definition of ‘‘drug’’ as defined in the Food and Drugs Act must undergo a series of trials (for example, Phase 1, 2 and 3, similar to the United States) to demonstrate it is both safe and effective before it can be marketed in Canada. Approval is based on a risk-benefit assessment, in which the therapeutic benefits are weighed against the risks associated with taking the drug.
All clinical drug trials taking place in Canada are regulated through the Food and Drug Regulations, which is supplemented by the Good Clinical Practice: Consolidated Guidelines. A failure to comply with any requirements during product development, approval, or post-approval periods may lead to administrative or judicial sanctions. These sanctions could include fines, suspension or cancellation of regulatory approvals, closure of a clinical trial, product recalls, seizure of products, operating restrictions, injunctions, criminal penalties, and criminal prosecution. Our product candidates are biologics and therefore come under the purview of the Biologics and Genetic Therapies Directorate of Health Canada. To receive approval from Health Canada, biologics, like all drugs, must be shown to be safe and effective. In addition, biologics must be shown to be of suitable quality in terms of both chemistry and manufacturing. This latter requirement increases the regulatory burden, requiring additional submissions and mandatory inspections with respect to the method of manufacture, similar to that in the United States. Health Canada also has rules relating to the approval of subsequent entry biologics in Canada, following the expiry of an innovator biologic’s data exclusivity and/or patent protection.
The Canadian drug approval process requires submission and approval of a CTA as well as approval by a Research Ethics Board before each phase of human clinical trials is commenced. Canadian clinical trial development is similar to the clinical trial phases of the United States.
Exclusivity
Canada does not currently have patent term extensions but under the Food and Drug Regulations there are data exclusivity provisions for ‘‘innovative drugs’’ that have not been previously approved in a drug by the relevant Minister and that is not a variation of a previously approved medicinal ingredient such as a salt, ester, enantiomer, or polymorph. The term of data exclusivity is presently eight years from the date of first market approval which can be extended to an additional six months for pediatric indications if an innovator includes, in its new drug submission, or any supplement to that new drug submission filed within the first five years of the eight-year data protection period, results of clinical trials which were designed and conducted with the purpose of increasing knowledge about the use of the drug in pediatric populations and which will lead to a health benefit for children.
In addition, Canada, similar to the United States, has patent/regulatory linkage provisions. The Patented Medicines (Notice of Compliance) Regulations enable a patent with claims to the medicinal ingredient, formulation, dosage form or use to be listed on the Patent Register. A second person who files a drug submission that directly or indirectly compares itself to a drug wherein there is a patent on the Patent Register will not obtain market authorization for their product until the patent term has expired, it is determined that they will not be infringing the patent, the patent is held invalid or the inclusion of the patent on the Patent Register is found to have been made through certain false statements. Although a stay pending the outcomes of any associated proceedings (up to two years) may be obtained, it can be costly, and success is not guaranteed. If a company is not successful in any such proceeding, they may be liable for damages and also may result in a competitor’s product receiving market authorization.
Advertising, Promotion and Compliance
Advertising and promotion of health products, particular prescription drugs/biologics is regulated primarily by Health Canada pursuant to the Food and Drugs Act and Regulations, by standards set by the Pharmaceutical Advertising Advisory Board, Advertising Standards Canada and industry associations, such as Innovative Medicines Canada, the national association representing Canadians who work for Canadian research-based pharmaceutical companies, and their Code of Ethical Practices.

In addition, Canada has the Competition Act and the Corruption of Foreign Public Officials Act. All of these define how drugs can be advertised and what are or are not permitted activities and interactions with public officials, healthcare professionals, the public and other stakeholders. For example, in Canada direct to consumer advertising of prescription drugs is generally prohibited. Failure to comply can result in sanctions, fines, suspension or cancellation of regulatory approvals, closure of a clinical trial, product recalls, seizure of products, operating restrictions, injunctions, criminal penalties, and criminal prosecution.
European Union and other international government regulation
In addition to regulations in the United States, we will be subject to a variety of regulations in other jurisdictions governing, among other things, clinical trials and any commercial sales and distribution of our product candidates. Whether or not we obtain FDA approval for a product candidate, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of a product in those countries. Some countries outside of the United States have a similar process that requires the submission of a CTA much like the IND prior to the commencement of human clinical trials. In the E.U., for example, a CTA must be submitted to the competent authorities of the E.U. Member States where the clinical trial is conducted and to an independent ethics committee, much like the FDA and IRB, respectively. Once the CTA is approved in accordance with a country’s requirements, clinical trial development may proceed.
Marketing authorization application for biologic medicinal products in the European Union and in other foreign countries
To obtain regulatory approval to commercialize a new drug under E.U. regulatory systems, we must submit a marketing authorization application.
In the E.U., a marketing authorization for a medicinal product can be obtained through a centralized, mutual recognition, decentralized procedure, or national procedure (single country). The centralized procedure is mandatory for certain medicinal products, including orphan medicinal products and biologic products and optional for certain other products, including medicinal products that are a significant therapeutic, scientific or technical innovation, or whose authorization would be in the interest of public or animal health.
In accordance with the centralized procedure, the applicant can submit a single application for marketing authorization to the EMA which will provide a positive opinion regarding the application if it meets certain quality, safety, and efficacy requirements. Based on the opinion of the EMA, the European Commission takes a final decision to grant a centralised marketing authorization which permits the marketing of a product in all 28 E.U. Member States and three of the four European Free Trade Association States, Iceland, Liechtenstein and Norway. Under the centralized procedure in the E.U., the maximum timeframe for the evaluation of a marketing authorization application is 210 days (excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the EMA Committee for Medicinal Products for Human Use, or CHMP).
For other countries outside of the E.U., such as countries in Eastern Europe, Latin America or Asia, the requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. Internationally, clinical trials are generally required to be conducted in accordance with GCPs, applicable regulatory requirements of each jurisdiction and the medical ethics principles that have their origin in the Declaration of Helsinki. If we fail to comply with applicable foreign regulatory requirements, we may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.
Advertising, Promotion and Compliance
In the E.U., the advertising and promotion of our products will also be subject to E.U. laws and E.U. Member States’ national laws governing promotion of medicinal products, interactions with physicians, misleading and comparative advertising and unfair commercial practices. Other E.U. Member State national legislation may also apply to the advertising and promotion of medicinal products. These laws require that promotional materials and advertising in relation to medicinal products comply with the product’s Summary of Product Characteristics, or SmPC, as approved by the competent authorities. The SmPC is the document that provides information to physicians concerning the safe and effective use of the medicinal product. The SmPC forms an intrinsic and integral part of the marketing authorization granted for the medicinal product. Promotion of a medicinal product that does not comply with the SmPC is considered to constitute off-label promotion and is prohibited in the E.U. The applicable laws at the E.U. level and in the individual E.U. Member States also prohibit the direct-to-consumer advertising of prescription-only medicinal products. Violations of the rules governing the promotion of medicinal products in the E.U. could be penalized by administrative measures, fines and imprisonment.

During all phases of development (pre- and post-marketing), failure to comply with applicable regulatory requirements may result in administrative or judicial sanctions. These penalties imposed by the European Commission, the competent authorities of the E.U. Member States or comparable foreign regulatory authorities could include the imposition of a clinical hold on trials, refusal to approve pending applications, withdrawal of an approval, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, product detention or refusal to permit the import or export of products, injunctions, fines, civil penalties or criminal prosecution. Any agency or judicial enforcement action could have a material adverse effect on us.
Regulation of in vitro diagnostic medical devices in the European Union
In the E.U., companion diagnostics are regulated as in vitro diagnostic medical devices, or IVDs. Manufacturers of IVDs are required to comply with the Essential Requirements laid down in Annex I to the Directive 98/79/EC of the European Parliament and of the Council of 27 October 1998 on in vitro diagnostic medical devices, or the IVD Directive. Compliance with these requirements entitles manufacturers to affix the Conformité Européene, or CE, mark to their IVDs, without which they cannot be commercialized in the E.U. To demonstrate compliance with the Essential Requirements laid down in Annex I to the IVD Directive and obtain the right to affix the CE mark to the IVDs, manufacturers must undergo a conformity assessment procedure, which varies according to the type of IVDs. The IVD Directive groups IVDs into four categories based on the risks associated with relative dangers to public health and / or patient treatment by an IVD failing to perform as intended:

•	General IVDs;

•	IVDs for self-testing;

•	IVDs falling within the scope of Annex II, List A:

•	reagents and reagent products, including related calibrators and control materials, for determining the following blood groups: ABO system, rhesus (C, c, D, E, e), or anti-Kell;

•
reagents and reagent products, including related calibrators and control materials, for the detection, confirmation and quantification in human specimens of markers of human immunodeficiency virus, or HIV, infection (HIV 1 and 2), human T-lymphotropic virus I and II, and hepatitis B, C and D.

•	IVDs falling within the scope of Annex II, List B:

•	reagents and reagent products, including related calibrators and control materials, for determining the following blood groups: anti-Duffy and anti-Kidd;

•	reagents and reagent products, including related calibrators and control materials, for determining irregular anti-erythrocyte antibodies;

•
reagents and reagent products, including related calibrators and control materials, for the detection and quantification in human samples of the following congenital infections: rubella, toxoplasmosis;

•	reagents and reagent products, including related calibrators and control materials, for diagnosing the following hereditary disease: phenylketonuria;

•	reagents and reagent products, including related calibrators and control materials, for determining the following human infections: cytomegalovirus, chlamydia;

•	reagents and reagent products, including related calibrators and control materials, for determining the following human leukocyte antigen tissue groups: DR, A, B;

•	reagents and reagent products, including related calibrators and control materials, for determining the following tumoral marker: prostate-specific antigen;

•	reagents and reagent products, including related calibrators, control materials and software, designed specifically for evaluating the risk of trisomy 21;

•	the following device for self-diagnosis, including its related calibrators and control materials: device for the measurement of blood sugar.
Following determination of the appropriate category for an IVD, manufacturers are required to follow the related conformity assessment procedures laid down in Article 9 of the IVD Directive.

For general IVDs, a self-assessment process in accordance with Annex III of the IVD Directive and a related Declaration of Conformity by the manufacturer prior to affixing the CE mark is sufficient. In the Declaration of Conformity, the manufacturer certifies that its product complies with the Essential Requirements provided for in Annex I to the IVD Directive.
For IVD for self-testing and those falling within List A or B of Annex II to the IVD, a notified body must undertake an assessment of the conformity of the manufacturer and/or the device with the applicable provisions of the IVD Directive.
The notified body would commonly audit and examine a product technical file and the quality system for the manufacture, design, and final inspection of a medical device before issuing a CE Certificate of Conformity demonstrating compliance with the relevant Essential Requirements laid down in Annex I to the Medical Devices Directive (Council Directive 93/42/EEC of 14 June 1993 concerning medical devices, OJ No L 169/1 of 1993-07-12). Following the issuance of a CE Certificate of Conformity, manufacturers can draw up the Declaration of Conformity and affix the CE mark to the products covered by the CE Certificate of Conformity and the Declaration of Conformity.
In the European Union, companion diagnostics for EpCAM expression are regulated as general IVDs. The involvement of a notified body during the conformity assessment procedure is not, therefore, currently required. This situation will, however, change with the new Regulation on In Vitro Diagnostic Medical Devices, or IVDR, which is expected to be definitively adopted by the Council and the European Parliament by the end of the March 2017. The Regulation, which will replace the IVD Directive from May 2012, will substantially impact IVD manufacturers. In accordance with the new IVDR, companion diagnostics will be regulated as Class C IVDs and a notified body will be required to participate in the related conformity assessment procedure.
Orphan Drug Designation
The FDA may grant Orphan Drug Designation to biologics intended to treat a rare disease or condition that affects fewer than 200,000 individuals in the United States, or, if the disease or condition affects more than 200,000 individuals in the United States but there is no reasonable expectation that the cost of developing and making the drug would be recovered from sales in the United States. In the E.U., the EMA’s Committee for Orphan Medicinal Products grants Orphan Drug Designation to promote the development of products that are intended for the diagnosis, prevention or treatment of life-threatening or chronically debilitating conditions affecting not more than five in 10,000 persons in the E.U. community. Additionally, designation is granted for products intended for the diagnosis, prevention or treatment of a life-threatening, seriously debilitating or serious and chronic condition and when, without incentives, it is unlikely that sales of the drug in the E.U. would be sufficient to justify the necessary investment in developing the biologic.
In the United States, orphan drug designation entitles a party to financial incentives, such as opportunities for grant funding towards clinical trial costs, tax credits for certain research and user fee waivers under certain circumstances. In addition, if a product receives the first FDA approval for the indication for which it has orphan designation, the product is entitled to seven years of market exclusivity, which means the FDA may not approve any other application for the same biologic for the same indication for a period of seven years, except in limited circumstances, such as a showing of clinical superiority over the product with orphan exclusivity. The FDA can revoke a product’s orphan drug exclusivity under certain circumstances, including when the product sponsor is unable to assure the availability of sufficient quantities of the product to meet patient needs. Orphan drug exclusivity does not prevent the FDA from approving a different drug for the same disease or condition, or the same biologic for a different disease or condition.
In the E.U., medicinal products: (a) that are used to treat or prevent life-threatening or chronically debilitating conditions that affect no more than five in 10,000 people in the E.U.; or (b) that are used to treat or prevent life-threatening or chronically debilitating conditions and that, for economic reasons, would be unlikely to be developed without incentives; and (c) where no satisfactory method of diagnosis, prevention or treatment of the condition concerned exists, or, if such a method exists, the medicinal product would be of significant benefit to those affected by the condition, may be granted an orphan designation in the E.U. The application for orphan designation must be submitted to the EMA and approved by the European Commission before an application is made for marketing authorization for the product. Once authorized, Orphan medicinal product designation also entitles a party to financial incentives such as reduction of fees or fee waivers. Moreover, ten years of market exclusivity is granted following biologic approval. During this ten-year period, with a limited number of exceptions, neither the competent authorities of the E.U. Member States, the EMA, or the European Commission are permitted to accept applications or grant marketing authorization for other similar medicinal products with the same therapeutic indication. However, marketing authorization may be granted to a similar medicinal product with the same orphan indication during the ten-year period with the consent of the marketing authorization holder for the original orphan medicinal product or if the manufacturer of the original orphan medicinal product is unable to supply sufficient quantities. Marketing authorization may also be granted to a similar medicinal product with the same orphan indication if this latter product is demonstrated to be safer, more effective or otherwise clinically superior to the original orphan medicinal product. This period of market exclusivity may be reduced to six years, at the end of the fifth year, if the orphan designation criteria are no longer met, including where it can be demonstrated on the basis of available evidence that the product is sufficiently profitable not to justify maintenance of market exclusivity. Additionally, marketing authorization may be granted to a similar product during the ten-year period of market exclusivity for the same therapeutic indication at any time if:

•	The second applicant can establish in its application that its product, although similar to the orphan medicinal product already authorized, is safer, more effective or otherwise clinically superior;

•	The holder of the marketing authorization for the original orphan medicinal product consents to a second orphan medicinal product application; or

•	The holder of the marketing authorization for the original orphan medicinal product cannot supply enough orphan medicinal product.
There is currently no orphan drug designation in Canada.
Orphan drug designation must be requested before submission of an application for marketing approval or marketing authorization. Orphan drug designation does not convey any advantage in, or shorten the duration of the regulatory review and approval process.
Proxinium has received Orphan Drug Designation from the FDA and the European Medicines Agency.
Expedited Programs in the United States and Other Jurisdictions
In the United States, a product may be granted fast track designation if it is intended for the treatment of a serious or life-threatening condition and demonstrates the potential to address unmet medical needs for such condition. With fast-track designation, the sponsor may be eligible for more frequent opportunities to obtain the FDA’s feedback, and the FDA may initiate review of sections of a BLA before the application is complete. This ‘‘rolling review’’ is available if the applicant provides and the FDA approves a schedule for the remaining information. Even if a product receives fast-track designation, the designation can be rescinded and provides no assurance that a product will be reviewed or approved more expeditiously than would otherwise have been the case, or that the product will be approved at all.
FDA may designate a product candidate as a breakthrough therapy if it finds that the product candidate is intended, alone or in combination with one or more other product candidates or approved products, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the product candidate may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints. For product candidates designated as breakthrough therapies, more frequent interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development. Product candidates designated as breakthrough therapies by the FDA may also be eligible for priority review. We may apply for breakthrough therapy designation for some of our product candidates. However, even if we believe one of our product candidates meets the criteria for designation as a breakthrough therapy, the FDA may disagree and determine not to make such designation. In any event, the receipt of a breakthrough therapy designation for a product candidate may not result in a faster development process, review or approval compared to product candidates considered for approval under conventional FDA procedures and, in any event, does not assure ultimate approval by the FDA. In addition, even if one or more of our product candidates qualify as breakthrough therapies, the FDA may later decide that the product candidates no longer meet the conditions for designation.
Accelerated approval under FDA regulations allows a product designed to treat a serious or life-threatening disease or condition that provides a meaningful therapeutic advantage over available therapies to be approved on the basis of either an intermediate clinical endpoint or a surrogate endpoint that is reasonably likely to predict clinical benefit. Approvals of this kind typically include requirements for appropriate post-approval Phase 4 clinical trials to be conducted with due diligence to validate the surrogate endpoint or otherwise confirm clinical benefit, and for all promotional materials to be submitted to the FDA for review prior to dissemination.
FDA may grant priority review designation to a product candidate, which sets the target date for FDA action on the application at six months from FDA filing, or eight months from the sponsor’s submission. Priority review may be granted where a product is intended to treat a serious or life-threatening disease or condition and, if approved, has the potential to provide a safe and effective therapy where no satisfactory alternative therapy exists or a significant improvement in safety or efficacy compared to available therapy. If criteria are not met for priority review, the standard FDA review period is ten months from FDA filing, or 12 months from sponsor submission. Priority review designation does not change the scientific/medical standard for approval or the quality of evidence necessary to support approval.
In Canada, Health Canada has a Priority Review Process, allowing for shortened review targets of eligible drug submissions. Eligibility for Priority Review is similar to that of the United States. The drug submission must be for a serious, life-threatening or severely debilitating disease or condition for which there is substantial evidence of clinical effectiveness that the drug provides (a) effective treatment, prevention or diagnosis of a disease or condition for which no drug is presently marketed in Canada; or (b) a significant increase in efficacy and/or significant decrease in risk such that the overall benefit/risk profile is improved over existing therapies, preventatives or diagnostic agents for a disease or condition that is not adequately managed by a drug marketed in Canada. Priority Review does not change the quality, safety, or efficacy requirements of the submission; it just shortens Health Canada’s target review timeline from 300 days down to 180 days.
Under the Centralized Procedure in the E.U., the maximum timeframe for the evaluation of a marketing authorization application is 210 days (excluding ‘‘clock stops,’’ when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP. Accelerated evaluation might be granted by CHMP in exceptional cases, when a medicinal product is expected to be of a major public health interest, defined by three cumulative criteria: (1) the seriousness of the disease (for example, heavy disabling or life-threatening diseases) to be treated, (2) the absence or insufficiency of an appropriate alternative therapeutic approach, and (3) anticipation of high therapeutic benefit. In this circumstance, EMA ensures that the opinion of CHMP is given within 150 days.
Proxinium has received Fast Track designation from the FDA.
Healthcare Reform
In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could, among other things, prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability, or the ability of any collaborators, to profitably sell any products for which we, or they, obtain marketing approval. We expect that current laws, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we, or any collaborators, may receive for any approved products.
In the United States, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or Medicare Modernization Act, established the Medicare Part D program and generally authorized prescription drug plan sponsors to impose limits on the number of covered drugs under their plans in a therapeutic class. The Medicare Modernization Act, including its cost reduction initiatives, could decrease the coverage and reimbursement rate that we may receive for any of our product candidates, if approved. The Centers for Medicare & Medicaid Services, or CMS, the agency that runs the Medicare program, also may revise reimbursement and implement coverage restrictions. Cost reduction initiatives and changes in coverage could decrease utilization of and reimbursement for any approved products, which would then affect the price we can receive. Private payors often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates. Therefore, any reduction in reimbursement from federal legislation or regulation may lead to similar reductions in private payor reimbursement.
In addition, in March 2010, the President of the United States signed one of the most significant healthcare reform measures in decades. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act substantially changes the way healthcare will be financed by both governmental and private insurers and significantly impacts the pharmaceutical industry. The Affordable Care Act has impacted existing government healthcare programs and has resulted in the development of new programs. For example, the Affordable Care Act provides for Medicare payment for performance initiatives and improvements to the physician quality reporting system and feedback program.
Among the Affordable Care Act’s provisions of importance to the pharmaceutical industry are the following:

•	an annual, non-deductible fee on any entity that manufactures or imports specified branded prescription products and biological products;

•
an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program to 23.1% for innovator drugs and 13% for non-innovator drugs of the average manufacturer price;

•
a new methodology by which average manufacturer price is calculated and reported by manufacturers for products that are inhaled, infused, instilled, implanted or injected and not generally dispensed through retail community pharmacies;

•	expansion of healthcare fraud and abuse laws, including the civil False Claims Act and the federal Anti-Kickback Statute, new government investigative powers, and enhanced penalties for noncompliance;

•
a new partial prescription drug benefit for Medicare recipients, or Medicare Part D, coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand products to eligible beneficiaries during their coverage gap period, as a condition for the manufacturers’ outpatient products to be covered under Medicare Part D;

•	extension of manufacturers’ Medicaid rebate liability from fee-for-service Medicaid utilization to include the utilization of Medicaid managed care organizations as well;

•
expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals, thereby potentially increasing manufacturers’ Medicaid rebate liability;

•	expansion of the entities eligible for discounts under the Public Health Service 340B pharmaceutical pricing program;

•
new requirements to report to CMS annually specifying financial arrangements with physicians and teaching hospitals, as defined in the Affordable Care Act and its implementing regulations, including reporting any ‘‘payments or other transfers of value’’ made or distributed to prescribers, teaching hospitals, and other healthcare providers and reporting any ownership and investment interests held by physicians and other healthcare providers and their immediate family members and applicable group purchasing organizations during the preceding calendar year;

•	a new requirement to annually report product samples that manufacturers and distributors provide to physicians;

•
a mandatory non-deductible payment for employers with 50 or more full-time employees (or equivalents) who fail to provide certain minimum health insurance coverage for such employees and their dependents;

•	establishment of the Center of Medicare and Medicaid Innovation within CMS to test innovative payments and service delivery models;

•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and

•
a mandatory nondeductible payment for employers with 50 or more full-time employees (or equivalents) who fail to provide certain minimum health insurance coverage for such employees and their dependents.

The Affordable Care Act also establishes an Independent Payment Advisory Board, or IPAB, which has authority to recommend certain changes to the Medicare program to reduce expenditures by the program that could result in reduced payments for prescription products. The IPAB has broad discretion to propose policies to reduce expenditures, which may have a negative impact on payment rates for pharmaceutical products. A proposal made by the IPAB is required to be implemented by the U.S. federal government’s CMS unless Congress adopts a proposal with savings greater than those proposed by the IPAB. IPAB proposals may impact payments for physician and free-standing services beginning in 2015 and for hospital services beginning in 2020.
In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. In August 2011, for example, the President signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee did not achieve its targeted deficit reduction of an amount greater than $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reductions to several government programs. Subsequent legislation has extended the reduction through 2025. These reductions include aggregate reductions to Medicare payments to healthcare providers of up to 2% per fiscal year.
In January 2013, the President signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several categories of healthcare providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.
Additional legislative changes, FDA or CMS regulations, guidance or interpretations could be adopted, which may impact the marketing approvals and reimbursement of our product candidates. For example, in November 2015, the U.S. House of Representatives formed an Affordable Drug Pricing Task Force to advance legislation intended to control pharmaceutical drug costs and investigate pharmaceutical drug pricing, and the U.S. Senate has requested information from certain pharmaceutical companies in connection with an investigation into pharmaceutical drug pricing practices.
Legislative and regulatory changes regarding the Affordable Care Act remain possible and appear likely in the 115th United States Congress and under the Trump Administration. We anticipate that the Affordable Care Act, as currently enacted or may be amended in the future, as well as other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and in additional downward pressure on coverage and the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors.
Coverage, pricing and reimbursement
Significant uncertainty exists as to the coverage and reimbursement status of any products for which we obtain regulatory approval. In the United States and in other countries, sales of any products for which we receive regulatory approval for commercial sale will depend in part on the availability of reimbursement from third-party payors. Third-party payors include government health administrative authorities, managed care providers, private health insurers and other organizations. The process for determining whether a payor will provide coverage for a biologic may be separate from the process for setting the price or reimbursement rate that the payor will pay for the biologic. Third-party payors may limit coverage to specific products on an approved list, or formulary, which might not include all of the products approved by the FDA, Health Canada or comparable foreign regulatory authorities for a particular indication or if a product is included it may not be listed on the formulary for all the indications or it may be listed on a narrower basis than what is approved by the FDA, Health Canada or comparable foreign regulatory authorities. Third-party payors are increasingly challenging the price and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. We may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of our products, in addition to the costs required to obtain FDA, Health Canada or other comparable foreign regulatory authorities’ approvals. A payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. Adequate third party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development.
In 2003, the United States Congress enacted legislation providing Medicare Part D, which became effective at the beginning of 2006. Government payment for some of the costs of prescription drugs may increase demand for any products for which we receive marketing approval. However, to obtain payments under this program, we would be required to sell products to Medicare recipients through prescription drug plans operating pursuant to this legislation. These plans will likely negotiate discounted prices for our products. Federal, state and local governments in the United States continue to consider legislation to limit the growth of healthcare costs, including the cost of prescription drugs. Future legislation could limit payments for pharmaceuticals such as the product candidates that we are developing.
Different pricing and reimbursement schemes exist in other countries. In Canada, the Patented Medicines Prices Review Board evaluates and controls excessive pricing of patented products. Further, there are national, provincial and territorial formularies funded by government healthcare systems, in addition to formularies for private payors (private insurers) and hospitals or hospital groups. Listing on the formularies and price depend on evidence and submissions regarding the cost/benefit of the drug and comparison of the cost-effectiveness of a particular product candidate to currently available therapies and is often subject to negotiations.
In the E.U., once a marketing authorization is granted for a medicinal product the applicant is required to engage in pricing and reimbursement discussions and negotiate with a separate pricing authority in each of the E.U. Member States. The E.U. Member States governments influence the price of pharmaceutical products through their pricing and reimbursement rules and control of national healthcare systems that fund a large part of the cost of those products to consumers. Some jurisdictions operate positive and negative list systems under which products may only be marketed once a reimbursement price has been agreed upon. To obtain reimbursement or pricing approval, some of the E.U. Member States may require the completion of clinical trials that compare the cost-effectiveness of a particular product candidate to currently available therapies. Other E.U. Member States allow companies to fix their own prices for medicines, but monitor and control company profits. The downward pressure on healthcare costs in general, particularly pharmaceuticals, has become more intense. As a result, increasingly high barriers are being erected to the entry of new products. Furthermore, an increasing number of E.U. Member States and other foreign countries use prices for medicinal products established in other countries as “reference prices” to help determine the price of the product in their own territory. Consequently, a downward trend in prices of medicinal products in some countries could contribute to similar downward trends elsewhere. The E.U. Member States have discretion to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. An E.U. Member State may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. We may face competition for our products, if approved, from lower priced products in foreign countries that have placed price controls on pharmaceutical products. In addition, in some countries, cross-border imports from low-priced markets exert a commercial pressure on pricing within a country.

The sole legal instrument at the E.U. level governing the pricing and reimbursement of medicinal products is Council Directive 89/105/EEC, or the Transparency Directive. The aim of the Transparency Directive is to ensure that pricing and reimbursement mechanisms established in the E.U. Member States are transparent and objective, do not hinder the free movement and trade of medicinal products in the E.U. and do not hinder, prevent or distort competition on the market. The Transparency Directive does not provide any guidance concerning the specific criteria on the basis of which pricing and reimbursement decisions are to be made in individual E.U. Member States. Neither does it have any direct consequence for pricing nor reimbursement levels in individual E.U. Member States.
Health Technology Assessment, or HTA, of medicinal products is becoming an increasingly common part of the pricing and reimbursement procedures in some E.U. Member States. These E.U. Member States include the United Kingdom, France, Germany, Ireland, Italy and Sweden. The HTA process in European Economic Area, or EEA, countries is governed by the national laws of these countries. HTA is the procedure according to which the assessment of the public health impact, therapeutic impact and the economic and societal impact of use of a given medicinal product in the national healthcare systems of the individual country is conducted. HTA generally focuses on the clinical efficacy and effectiveness, safety, cost, and cost-effectiveness of individual medicinal products as well as their potential implications for the healthcare system. Those elements of medicinal products are compared with other treatment options available on the market.
The outcome of HTA regarding specific medicinal products will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual E.U. Member States. The extent to which pricing and reimbursement decisions are influenced by the HTA of the specific medicinal product vary between E.U. Member States.
Pursuant to Directive 2011/24/EU, a voluntary network of national authorities or bodies responsible for HTA in the individual E.U. Member States was established. The purpose of the network is to facilitate and support the exchange of scientific information concerning HTAs. This may lead to harmonization of the criteria taken into account in the conduct of HTAs between E.U. Member States and in pricing and reimbursement decisions and may negatively affect price in at least some E.U. Member States.
The marketability of any products for which we receive regulatory approval for commercial sale may suffer if the government and third party-payors fail to provide adequate coverage and reimbursement. In addition, an increasing emphasis on managed care in the United States has increased and will continue to increase the pressure on pharmaceutical pricing. Coverage policies and third party reimbursement rates may change at any time.
Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.
American Society of Clinical Oncology, or ASCO, value assessment for cancer treatments
On May 31, 2016, ASCO published a framework to assess the value of cancer treatment options. The framework was developed in response to concern that new, expensive cancer treatments may not be supported by adequate medical evidence. The purpose of the framework is to provide a standardized quantification of cancer treatments and assist oncologists and patients in deciding between new cancer treatments and the standard of care. The framework takes into account a medication’s (i) efficacy, (ii) safety and (iii) cost, to derive an overall treatment value.
This framework is described by ASCO as providing a basis for a new software tool that doctors can use to assist shared decision-making with their patients. While we believe that the safety and efficacy profiles of our product candidates are potentially better than that of the standard of care and, if approved, we intend to price our products competitively, we do not know how the data will be assessed by ASCO. It is also unknown when ASCO will release a version of the software application relating to the updated framework and whether use of this application could adversely affect the assessment of any of our product candidates. If this framework and software were adopted and utilized by payors and physicians, and if our product candidates were to receive low ratings, this could adversely affect the price and reimbursement of our product candidates, if approved, reduce prescriptions and harm our business.
Other healthcare laws and compliance requirements
Healthcare providers, physicians and third-party payors in the United States and elsewhere will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute any products for which we obtain marketing approval. In addition, we may be subject to transparency laws and patient privacy regulation by U.S. federal and state governments and by governments in foreign jurisdictions in which we conduct our business. We have described below some of the key federal, state and foreign healthcare laws and regulations that may affect our ability to operate.
The federal Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce or in return for purchasing, leasing, ordering or arranging for the purchase, lease or order of any healthcare item or service reimbursable under Medicare, Medicaid or other federally financed healthcare programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers, and formulary managers on the other. Although there are a number of statutory exemptions and regulatory safe harbors protecting some business arrangements from prosecution, the exemptions and safe harbors are drawn narrowly and practices that involve remuneration intended to induce prescribing, purchasing or recommending may be subject to scrutiny if they do not qualify for an exemption or safe harbor. Our practices may not in all cases meet all of the criteria for safe harbor protection from federal Anti-Kickback Statute liability. The Affordable Care Act, among other things, clarified that liability may be established under the federal Anti-Kickback Statute without proving actual knowledge of the statute or specific intent to violate it. In addition, the Affordable Care Act provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act (discussed below).The federal civil False Claims Act prohibits, among other things, any person from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment of government funds; knowingly making, using, or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government; or knowingly concealing or knowingly and improperly avoiding, decreasing, or concealing an obligation to pay money to the federal government. As a result of a modification made by the Fraud Enforcement and Recovery Act of 2009, a claim includes ‘‘any request or demand’’ for money or property presented to the U.S. government. The False Claims Act also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the statute and to share in any monetary recovery. Recently, several pharmaceutical and other healthcare companies have faced enforcement actions under the federal civil False Claims Act for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. Other companies have faced enforcement actions for causing false claims to be submitted because of the companies’ marketing of the product for unapproved, and thus non-reimbursable, uses. In addition, a claim can be deemed to be false due to failure to comply with legal or regulatory requirements material to the government’s payment decision. False Claims Act liability is potentially significant in the healthcare industry because the statute provides for treble damages and mandatory penalties of $5,500 to $11,000 per false claim or statement (and $10,781 to $21,563 per false claim or statement for penalties assessed after August 1, 2016 for violations occurring after November 2, 2015). Pharmaceutical and other healthcare companies also are subject to other federal false claims laws, including, among others, federal criminal healthcare fraud and false statement statutes that extend to non-government health benefit programs.
The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, among other things, imposes criminal and civil liability for knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private third party payors and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services.
The federal Physician Payment Sunshine Act, being implemented as the Open Payments Program, which requires certain pharmaceutical and biological manufacturers to engage in extensive tracking of payments or transfers of value to physicians and teaching hospitals and public reporting of the payment data. Pharmaceutical and biological manufacturers with products for which payment is available under Medicare, Medicaid or the State Children’s Health Insurance Program are required to have started tracking such payments on August 1, 2013, and must submit a report on or before the 90th day of each calendar year disclosing reportable payments made in the previous calendar year.
Many states have adopted analogous laws and regulations, including state anti-kickback and false claims laws, which may apply to items or services reimbursed under Medicaid and other state programs or, in several states, regardless of the payor. Several states have enacted legislation requiring pharmaceutical companies to, among other things, establish marketing compliance programs, file periodic reports with the state, make periodic public disclosures on sales, marketing, pricing, clinical trials and other activities, and/or register their sales representatives, as well as to prohibit pharmacies and other healthcare entities from providing specified physician prescribing data to pharmaceutical companies for use in sales and marketing, and to prohibit other specified sales and marketing practices. All of our activities are potentially subject to federal and state consumer protection and unfair competition laws. In addition, in order to distribute products commercially, we must comply with state laws that require the registration of manufacturers and wholesale distributors of pharmaceutical products in a state, including, in some states, manufacturers and distributors who ship products into the state even if such manufacturers or distributors have no place of business within the state. Some states also impose requirements on manufacturers and distributors to establish the pedigree of product in the chain of distribution, including some states that require manufacturers and others to adopt new technology capable of tracking and tracing product as it moves through the distribution chain.
In addition, we may be subject to data privacy and security laws and regulations by both the federal government and the states in which we conduct our business. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing focus on privacy and data protection issues which may affect our business. Numerous federal and state laws and regulations, including state security breach notification laws, state health information privacy laws and federal and state consumer protection laws, govern the collection, use, disclosure, and protection of health-related and other personal information. Failure to comply with such laws and regulations could result in government enforcement actions and create liability for us (including the imposition of significant civil or criminal penalties), private litigation and/or adverse publicity that could negatively affect our business. HIPAA, as amended by HITECH and its implementing regulations, imposes requirements relating to the privacy, security and transmission of individually identifiable health information. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, state laws govern the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Other jurisdictions, including Canada, have corresponding laws and regulations governing the handling of personal information and third party communications that may be more or less stringent than those of the United States. In Canada, such laws include the Personal Information Protection and Electronic Documents Act, similar provincial legislation regarding privacy and personal health information and anti-spam legislation, wherein the failure to comply or breaches can result in notification requirements or corrective action, including civil and criminal fines and sanctions.
In the United States, our activities are potentially subject to additional regulation by various federal, state and local authorities in addition to the FDA, including CMS, other divisions of HHS (for example, the Office of Inspector General), the DOJ and individual United States Attorney offices within the DOJ, and state and local governments.
If we participate in the Medicaid drug rebate program, we will have certain price reporting obligations to the Medicaid drug rebate program, and we may have obligations to report average sales price, or ASP, figures to the Medicare program. Under the Medicaid drug rebate program, we would be required to pay a rebate to each state Medicaid program for our covered outpatient drugs that are dispensed to Medicaid beneficiaries and paid for by a state Medicaid program as a condition of having federal funds being made available to the states for our drugs under Medicaid and Medicare Part B. Those rebates are based on pricing data reported by us on a monthly and quarterly basis to CMS. These data include average manufacturer price, or AMP and, in the case of innovator products, the best price for each drug which, in general, represents the lowest price available from the manufacturer to any entity in the United States in any pricing structure, calculated to include all sales and associated rebates, discounts and other price concessions.
Federal law also requires that a company that participates in the Medicaid drug rebate program report ASP information each quarter to CMS for certain categories of drugs that are paid under Part B of the Medicare program. Manufacturers calculate ASP based on a statutorily defined formula and interpretations of the statute by CMS. CMS uses these submissions to determine payment rates for drugs under Medicare Part B and the resulting Medicare payment rate.
Federal law requires that any company that participates in the Medicaid drug rebate program also participate in the Public Health Service’s 340B drug pricing program in order for federal funds to be available for the manufacturer’s drugs under Medicaid and Medicare Part B. The 340B drug pricing program requires participating manufacturers to agree to charge statutorily-defined covered entities no more than the 340B “ceiling price” for the manufacturer’s covered outpatient drugs. In addition, in order to be eligible to have its products paid for with federal funds under the Medicaid and Medicare Part B programs and purchased by certain federal agencies and grantees, a manufacturer also must participate in the Department of Veterans Affairs Federal Supply Schedule, or FSS, pricing program, established by Section 603 of the Veterans Health Care Act of 1992. Under this program, the manufacturer is obligated to make its “covered drugs” (biologics or innovator drugs) available for procurement on an FSS contract and charge a price to four federal agencies, Department of Veterans Affairs, Department of Defense, Public Health Service, and Coast Guard, that is no higher than the statutory federal ceiling price. The requirements under the 340B and FSS programs could reduce the revenue we may generate from any products that are commercialized in the future and could adversely affect our business and operating results.
Pricing and rebate calculations vary among products and programs. The calculations are complex and are often subject to interpretation by manufacturers, governmental or regulatory agencies, and the courts. The Medicaid rebate amount for each manufacturer is computed each quarter based on the manufacturer’s submission to CMS of its current AMP and, in the case of innovator products, best price figures, for the quarter. If we participate in the Medicaid drug rebate program and become aware that our reporting for a prior quarter was incorrect, or has changed, we will be obligated to resubmit the corrected data for a period not to exceed twelve quarters from the quarter in which the data originally were due. Such restatements and recalculations would increase our costs for complying with the laws and regulations governing the Medicaid drug rebate program. Any corrections to our rebate calculations could result in an overage or underage in our rebate liability for past quarters, depending on the nature of the correction. Price recalculations also may affect the ceiling price at which we would be required to offer our products to certain covered entities, such as safety-net providers, under the 340B drug discount program.
If we participate in the Medicaid drug rebate program or our products are covered under Medicare Part B, we will be liable for errors associated with our submission of pricing data. In addition to retroactive rebates and the potential for 340B program refunds, if we are found to have knowingly submitted false AMP, ASP, or best price information to the government, we may be liable for civil monetary penalties per item of false information. If we are found to have made a misrepresentation in the reporting of our ASP, the Medicare statute provides for civil monetary penalties for each misrepresentation for each day in which the misrepresentation was applied. Our failure to submit monthly/quarterly AMP, ASP, and best price data on a timely basis could result in a civil monetary penalty per day for each day the information is late beyond the due date. Such failure also could be grounds for CMS to terminate our Medicaid drug rebate agreement, pursuant to which we would participate in the Medicaid program. In the event that CMS terminates our rebate agreement, federal payments may not be available under Medicaid or Medicare Part B for our covered outpatient drugs that we are able to successfully commercialize.
Because of the breadth of these laws and the narrowness of available statutory and regulatory exemptions, it is possible that some of our business activities could be subject to challenge under one or more of such laws. If our operations are found to be in violation of any of the federal and state laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including criminal and significant civil monetary penalties, damages, fines, imprisonment, exclusion from participation in government programs, injunctions, recall or seizure of products, total or partial suspension of production, denial or withdrawal of pre-marketing product approvals, private ‘‘qui tam’’ actions brought by individual whistleblowers in the name of the government or refusal to allow us to enter into supply contracts, including government contracts, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. To the extent that any of our products are sold in a foreign country, we may be subject to similar foreign laws and regulations, which may include, for instance, applicable post-marketing requirements, including safety surveillance, anti-fraud and abuse laws, and implementation of corporate compliance programs and reporting of payments or transfers of value to healthcare professionals.
In the E.U., interactions between pharmaceutical companies and physicians are also governed by strict laws, regulations, industry self-regulation codes of conduct and physicians’ codes of professional conduct in the individual E.U. Member States. The provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is prohibited. The provision of benefits or advantages to physicians is also governed by the national anti-bribery laws of the E.U. Member States. One example is the UK Bribery Act 2010. This act applies to any company incorporated in or “carrying on business” in the UK, irrespective of where in the world the alleged bribery activity occurs. Violation of these laws could result in substantial fines and imprisonment.
The national laws of certain E.U. Member States require payments made to physicians to be publicly disclosed. Moreover, the European Federation of Pharmaceutical Industries and Associations, or EFPIA Code on disclosure of transfers of value from pharmaceutical companies to healthcare professionals and healthcare organizations imposes a general obligation on members of EFPIA or related national industry bodies to disclose transfers of value to healthcare professionals. In addition, agreements with physicians must often be the subject of prior notification and approval by the physician’s employer, his/her competent professional organization, and/or the competent authorities of the individual E.U. Member States. These requirements are provided in the national laws, industry codes, or professional codes of conduct, applicable in the individual E.U. Member States.
If we fail to comply with applicable foreign regulatory requirements, we may be subject to, among other things, warning letters or untitled letters, injunctions, civil, administrative, or criminal penalties, monetary fines or imprisonment, suspension or withdrawal of regulatory approvals, suspension of ongoing clinical studies, refusal to approve pending applications or supplements to applications filed by us, suspension or the imposition of restrictions on operations, product recalls, the refusal to permit the import or export of our products or the seizure or detention of products.
Environmental and safety laws
We are subject to a variety of federal, provincial and local regulations relating to the use, handling, storage and disposal of hazardous materials, including chemicals and radioactive and biological materials. Our operations involve such hazardous materials and produce such hazardous waste products. Although we believe that our safety procedures for handling and disposing of these materials comply with the standards prescribed by federal, provincial and local regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. Radioactive materials in Canada come under federal jurisdiction. Canada’s Nuclear Safety and Control Act 1997 c.9 contains a general prohibition against any activity, including possession of radioactive material, except in accordance with the terms and conditions set out in a federal license issued by the Canadian Nuclear Safety Commission. The Nuclear Substances and Radiation Devices Regulation does however, exempt licensing requirements for small quantities of radioactive substances that either meet concentrations set out in a schedule to the Regulation or, for radioactive substances not set out in the schedule, that meet certain regulatory criteria. Our operations do not currently require a federal license issued by the Canadian Nuclear Safety Commission. Our manufacturing facility in Winnipeg, Manitoba, Canada is also be subject to license approvals, notification requirements and investigation and enforcement for air and water and waste matters under the Province of Manitoba’s Environment Act CCSM c.E125. For hazardous, including radioactive materials, Manitoba’s Dangerous Goods Handling and Transportation Regulation Man Reg 55/2003 adopts as law the federal Transportation of Dangerous Goods Regulations SOR/2001-286. This federal law addresses the documentation, labeling and packaging of the hazardous material. Finally, for occupational health and safety matters Manitoba’s Workplace Safety and Health Act CCSM c W210 applies.
Corporate History - Acquisition of Viventia
We were incorporated under the laws of the State of Delaware in 2008. We were formerly known as Denovo Therapeutics, Inc. and Newco LS14, Inc. before changing our name to Eleven Biotherapeutics, Inc. Our principal executive offices are located at 245 First Street, Suite 1800, Cambridge, Massachusetts 02142, and our telephone number is (617) 444-8551.
On September 20, 2016, we entered into a Share Purchase Agreement with Viventia, the shareholders of Viventia named therein - collectively referred to herein as the “Selling Shareholders” - and, solely in its capacity as seller representative, Clairmark, an affiliate of Leslie Dan, one of our directors, pursuant to which we agreed to and simultaneously completed the acquisition of all of the outstanding capital stock of Viventia from the Selling Shareholders, referred to herein as the “Acquisition.” In connection with the closing of the Acquisition, we issued 4,013,431 shares of our common stock to the Selling Shareholders according to their pro rata share of Viventia’s then-outstanding shares of common stock, which represented approximately 19.9% of our voting power as of immediately prior to the issuance of such shares of common stock.
In connection with the Acquisition, we are obligated to pay to the sellers certain post-closing contingent cash payments upon the achievement of specified milestones and based upon net sales, in each case subject to the terms and conditions set forth in the acquisition agreement, including: (i) a one-time milestone payment of $12.5 million payable upon the first sale of Vicinium or any variant or derivative thereof, other than Proxinium (referred to herein as the Purchased Product), in the United States; (ii) a one-time milestone payment of $7.0 million payable upon the first sale of the Purchased Product in any one of certain specified European countries; (iii) a one-time milestone payment of $3.0 million payable upon the first sale of the Purchased Product in Japan; and (iv) and quarterly earn-out payments equal to two percent (2%) of net sales of the Purchased Product during specified earn-out periods. Such earn-out payments are payable with respect to net sales in a country beginning on the date of the first sale in such country and ending on the earlier of (i) December 31, 2033 and (ii) fifteen years after the date of such sale, subject to early termination in certain circumstances if a biosimilar product is on the market in the applicable country.
Under the Share Purchase Agreement, we, our affiliates, licensees and subcontractors are required to use commercially reasonable efforts, for the first seven years following the closing of the Acquisition, to achieve marketing authorizations throughout the world and, during the applicable earn-out period, to commercialize the Purchased Product in the United States, France, Germany, Italy, Spain, United Kingdom, Japan, China and Canada.
Employees
As of December 31, 2016, we had 34 full-time employees and one part-time employee, eight of whom are term specific employees, six hold Ph.D. degrees and one is a medical doctor. This number consists of seven employees engaged in administration, ten employees engaged in clinical activities, two employees engaged in research and development, eight employees engaged in operations (five in manufacturing and three in facility/engineering) and eight employees engaged in quality and support. Five of our employees are located in our corporate headquarters in Boston, 26 of our employees are located in our Winnipeg facility, two of our employees are located in our Toronto office and two of our employees are located in our Philadelphia office. We have no collective bargaining agreements with our employees and none are represented by labor unions. We have not experienced any work stoppages. We believe our relationship with our employees is satisfactory.

Item 1A.	Risk Factors
Risks Related to Our Financial Position and Need For Additional Capital
We have incurred significant losses since our inception and anticipate that we will continue to incur losses for the foreseeable future.
Since inception, we have incurred significant operating losses and expect to continue to incur operating losses for the foreseeable future. We had net income of $1.9 million for the year ended December 31, 2016 due to the $29.6 million of revenue from the License Agreement; however, we have incurred net losses of $33.5 million for the year ended December 31, 2015 and $34.2 million for the year ended December 31, 2014. As of December 31, 2016, we had an accumulated deficit of $123.3 million. To date, we have financed our operations primarily through private placements of our common stock and preferred stock and convertible bridge notes, venture debt borrowings and our initial public offering, or IPO, sales effected in an "at-the-market" offering through our agent, Cowen and Company, LLC, through our License Agreement with Roche and, to a lesser extent, from a collaboration. Substantially all of our revenue to date has been licensing revenue from our License Agreement with Roche and collaboration revenue. We have devoted substantially all of our financial resources and efforts to research and development activities. We are still in the early stages of development of certain of our product candidates, and we have not completed development of any product candidates. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year.
We will incur substantial expenses if and as we:

•	continue our planned Phase 3 clinical trial for Vicinium and initiate our Phase 1/2a clinical trial for Proxinium;

•	continue the research and pre-clinical and clinical development of our other product candidates;

•	seek and conduct combination trials of one or more of our product candidates;

•	seek to discover and develop additional product candidates;

•	in-license or acquire the rights to other products, product candidates or technologies;

•	seek marketing approvals for any product candidates that successfully complete clinical trials;

•
establish sales, marketing and distribution capabilities and scale up and validate external manufacturing capabilities to commercialize any product candidates for which we may obtain marketing approval;

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
Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. Our expenses will increase substantially if:

•	we are required by the FDA, the EMA or Health Canada to perform studies or clinical trials in addition to those currently expected; or

•	if there are any delays in enrollment of subjects in, or completing our clinical trials or the development of any product candidates that we may develop.
With the exception of specified regulatory, development and commercial milestones under our License Agreement with Roche, we currently have no source of product revenue and may never become profitable.
Our ability to become and remain profitable depends on our ability to generate revenue. Although we may be entitled to certain licensing fees related to specific regulatory, development and commercial milestones for EBI-031 under our License Agreement with Roche, we have not commercialized any of our product candidates. We do not expect to generate significant revenue from the development of our product candidates unless and until we obtain marketing approval for, and commercialize, Vicinium, Proxinium or our other product candidates that we may develop, in-license or acquire in the future. This would require us to be successful in a range of challenging activities, including:

•
successfully completing development activities, including clinical trial design and enrollment of a sufficient number of subjects in our clinical trials and completion of the necessary clinical trials;

•	completing and submitting BLAs to the FDA and obtaining regulatory approval for indications for which there is a commercial market;

•	completing and submitting applications to, and obtaining regulatory approval from, foreign regulatory authorities, including Health Canada and the European Commission;

•	establishing sales, marketing and distribution capabilities, either ourselves or through collaborations or other arrangements with third parties, to effectively market and sell our product candidates;

•	achieving an adequate level of market acceptance of our product candidates;

•	successfully commercializing any product candidates, if approved;

•	protecting our rights to our intellectual property portfolio;

•	ensuring the manufacture of commercial quantities of our product candidates;

•	finding suitable partners to help us develop certain of our product candidates and market, sell and/or distribute any of our products that receive regulatory approval in other markets; and

•	obtaining adequate pricing, coverage and reimbursement from third parties, including government and private payors.
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
Our future capital requirements will depend on many factors, including:

•	the initiation, progress, timing, costs and results of clinical trials for our product candidates;

•	the scope, progress, results and costs of pre-clinical development and laboratory testing of our pre-clinical product candidates;

•	our ability to establish collaborations on favorable terms, if at all, particularly manufacturing, marketing and distribution arrangements for our product candidates;

•	the costs and timing of the implementation of commercial-scale manufacturing activities;

•	the costs and timing of establishing sales, marketing and distribution capabilities for any product candidates for which we may receive regulatory approval;

•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims;

•	our obligation to make milestone, royalty and other payments to third party licensors under our licensing agreements;

•	the extent to which we in-license or acquire rights to other products, product candidates or technologies;

•
the outcome, timing and cost of regulatory review by the FDA and comparable foreign regulatory authorities, including the potential for the FDA or comparable foreign regulatory authorities, including Health Canada or the EMA, to require that we perform more studies than those that we currently expect;

•	the effect of competing technological and market developments; and

•	the revenue, if any, received from commercial sales of any product candidates for which we receive regulatory approval.
We believe that our cash and cash equivalents of $25.3 million as of December 31, 2016 will be sufficient to fund our current operating plan into early 2018; however, we have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.
Identifying potential product candidates and conducting pre-clinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain regulatory approval and achieve product sales. Our commercial revenues, if any, will be derived from sales of any product candidates that we successfully develop, none of which we expect to be commercially available for many years, if at all. In addition, if approved, any product candidate that we develop or any product that we in-license may not achieve commercial success. Accordingly, we will need to obtain substantial additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans.
Our independent registered public accounting firm has included an explanatory paragraph relating to our ability to continue as a going concern in its report on our audited financial statements included in our Annual Report on Form 10-K.
Our report from our independent registered public accounting firm for the year ended December 31, 2016 includes an explanatory paragraph stating that our recurring losses from operations and insufficient cash resources raise substantial doubt about our ability to continue as a going concern. If we are unable to obtain adequate financing or engage in another strategic transactions on acceptable terms and when needed, our business, prospects, financial condition and results of operations will be materially and adversely affected and we may be unable to continue as a going concern. While we believe that our cash and cash equivalents will be sufficient to fund our current operating plan into early 2018, given our planned expenditures for the next several years, we and our independent registered public accounting firm have concluded that there is still a substantial doubt regarding our ability to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our audited financial statements, and it is likely that investors will lose all or a part of their investment. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms or at all.
Future sales and issuances of shares of our common stock or rights to purchase shares of our common stock, including pursuant to our 2014 Stock Incentive Plan and 2009 Stock Incentive Plan, could result in additional dilution of the percentage ownership of our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.
Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, government or other third-party funding, collaborations, strategic alliances, licensing arrangements and marketing and distribution arrangements. We do not have any committed external source of funds other than the amounts payable under the License Agreement with Roche. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders’ ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights as holders of our common stock. For example, in September 2016, we acquired Viventia in an all-stock transaction pursuant to which we issued 4,013,431 shares of our common stock to the Selling Stockholders, which resulted in further dilution to our existing stockholders.
We have also adopted the 2014 Stock Incentive Plan, or the 2014 Plan, to enable us and our subsidiaries to recruit and retain highly qualified employees, directors and consultants, provide those individuals with an incentive for productivity, and provide those individuals with an opportunity to share in our growth and value. As of December 31, 2016, we had 1,088,303 shares of common stock available for issuance under the 2014 Plan. Future equity incentive grants and issuances of shares of common stock under the 2014 Plan may have an adverse effect on the market price of shares of our common stock.
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
Risks Related to the Discovery and Development of Our Product Candidates

We are dependent on our lead product candidates, Vicinium and Proxinium. If we are unable to obtain marketing approval for or successfully commercialize either of these lead product candidates, either alone or through a collaboration, or experience significant delays in doing so, our business could be materially harmed.
We currently have no products approved for sale and have invested a significant portion of our efforts and financial resources in the development of Vicinium for the treatment of patients with high-grade non-muscular invasive bladder cancer, or NMIBC, and of Proxinium for the treatment of patients with squamous cell carcinoma of the head and neck, or SCCHN. Our prospects are substantially dependent on our ability to obtain marketing approval for and successfully commercialize Vicinium and Proxinium. The success of these two lead product candidates will depend, among other things, on our ability to design and successfully complete clinical trials for each product candidate. The clinical trial process is uncertain, and failure of one or more clinical trials can occur at any stage of testing. For example, in 2009, Viventia put its development of Vicinium on hold due to the uncertainty of the standard of care for bladder cancer, and in 2008, Viventia terminated its Phase 3 clinical trial of Proxinium due to enrollment and retention reasons that we believe were specific to emerging markets. While we plan to move both of these programs forward, and believe that we will not have enrollment and retention problems with our Phase 3 clinical trial for Vicinium and our Phase 2 clinical trial for Proxinium each in the United States and Canada, the general clinical development of product candidates involves a lengthy and expensive process with an uncertain outcome. We are also in the early stages of development of VB6-845d and EBI-031. We submitted an IND for EBI-031 for the treatment of diabetic macular edema, or DME, and uveitis in June 2016, which received IND Clearance from the FDA on July 7, 2016, and enables initiation of clinical development of this product candidate.We subsequently licensed EBI-031 pursuant to the License Agreement with Roche, who will now be responsible for the development and potential commercialization of EBI-031.
In addition to the successful completion of clinical trials, the success of Vicinium, Proxinium, VB6-845d and EBI-031 will also depend on several other factors, including the following:

•	receipt of marketing approvals from the FDA, Health Canada, the European Commission or comparable foreign regulatory authorities;

•	performance of our future collaborators, if any;

•	extent of any required post-marketing approval commitments to applicable regulatory authorities;

•	obtaining and maintaining patent, trade secret protection and regulatory exclusivity, both in the United States and internationally;

•	protection of our rights in our intellectual property portfolio;

•	launch of commercial sales, if and when marketing approval is received;

•	demonstration of an acceptable safety profile prior to and following any marketing approval;

•	marketplace acceptance, if and when approved, by patients, the medical community and third-party payors;

•	establishing and maintaining pricing sufficient to realize a meaningful return on our investment; and

•	competition with other therapies.
If we (or, in the case of EBI-031, Roche) are unable to develop, receive marketing approval for, or successfully commercialize Vicinium, Proxinium, VB6-845d or EBI-031, or experience delays as a result of any of these factors or otherwise, our business could be materially harmed.
If clinical trials of any product candidate that we develop fail to demonstrate quality, safety and efficacy to the satisfaction of the FDA, Health Canada, the EMA or other regulatory authorities or do not otherwise produce favorable results, we may incur additional costs or experience delays in completing, or ultimately be delayed or unable to complete, the development and commercialization of any product candidate.
Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete pre-clinical development and then conduct extensive clinical trials to demonstrate the quality, safety and efficacy of our product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of pre-clinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Moreover, pre-clinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in pre-clinical studies and clinical trials have nonetheless failed to obtain marketing approval of their product candidates. For example, in January 2016, we announced top-line results from our Phase 3 clinical trial of isunakinra in patients with severe allergic conjunctivitis.

In this trial, there was no statistically significant difference between the isunakinra treated group and the vehicle control group on the primary endpoint of ocular itching or on any secondary endpoints.
Many compounds that initially showed promise in early-stage testing for treating cancer have later been found to not be effective treatments or to cause side effects that prevented further development of the compound. The therapeutic efficacy and safety profiles of our product candidates have not been demonstrated in humans, and we may not be able to successfully develop and commercialize our product candidates.
Our product candidates are novel and their potential benefit is unproven. Our ability to generate revenues from our product candidates, which we do not expect will occur in the short term, if ever, will depend heavily on the successful development, approval and commercialization, if achieved, of one or more of our product candidates. For example, our product candidates may not prove to be effective treatments for the cancer targets they are being designed to act against and may not demonstrate in clinical trial subjects any or all of the pharmacological data points that may have been demonstrated in pre-clinical studies and previous clinical trials. Our product candidates may interact with human biological systems in unforeseen, ineffective or harmful ways. If our product candidates are associated with undesirable side effects or have characteristics that are unexpected, we may need to abandon their development or limit development to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Many compounds that initially showed promise in early-stage testing for treating cancer have later been found to not be effective treatments or may cause side effects that prevented further development of the compound. As a result of these and other risks described herein that are inherent in the development of novel therapeutic agents, we may never successfully develop, enter into or maintain third party licensing or collaboration transactions with respect to, or successfully commercialize our product candidates, in which case we will not achieve profitability and the value of our shares of common stock may decline.
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

•
the number of subjects required for clinical trials of our product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower or more challenging than we anticipate or subjects may drop out of these clinical trials at a higher rate than we anticipate;

•	our third-party contractors may fail to comply with regulatory requirements, including GCPs or meet their contractual obligations to us in a timely manner, or at all;

•
inspection of the clinical trial operations, trial sites or manufacturing facility by the FDA or other comparable foreign regulatory authorities such as Health Canada, or the competent authorities of the E.U. Member States, could result in findings of non-compliance and the imposition of a clinical suspension or termination;

•	regulators or institutional review boards may delay or not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;

•
we may experience delays or fail to reach agreement with the FDA or a comparable foreign regulatory authority, including Health Canada, or the competent authorities of the E.U. Member States, on a trial design that we are able to execute;

•
we may be unable to identify and maintain a sufficient number of trial sites, many of which may already be engaged in other clinical trial programs, including for the same indications as our clinical trials;

•	we may experience delays in reaching, or fail to reach, agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites;

•
trial sites and investigators may deviate from clinical trial protocols or otherwise fail to conduct the trial in accordance with regulatory requirements, and investigators may drop out of the clinical trial;

•	trial sites may withdraw from our clinical trials, including as a result of changing standards of care or ineligibility of a site to participate in our clinical trials;

•
we may decide, or regulators or institutional review boards/Ethics Committees or other reviewing entities, including comparable foreign regulatory authorities such as Health Canada, or the competent authorities of the E.U. Member States, may require us, to suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements including GCPs or a finding that the subjects are being exposed to unacceptable health risks;

•	the cost of clinical trials of our product candidates may be greater than we anticipate;

•
we may receive feedback from the FDA, DSMBs, or a comparable foreign regulatory authority, including Health Canada, or the competent authorities of the E.U. Member States, that might require modification to the protocol for the clinical trial or performance of additional studies before clinical trials may continue;

•
as a clinical trial proceeds, or as the results of earlier stage studies or concurrent studies become available, we may determine that we need to modify the protocol and/or other aspects of the clinical trial before it may continue;

•
the FDA, a comparable foreign regulatory authority, including Health Canada, or the competent authorities of the E.U. Member States, or we, may decide to, or a DSMB may recommend to, suspend or terminate clinical trials at any time for safety issues or for any other reason;

•	the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate;

•
our product candidates may have undesirable side effects or other unexpected characteristics, causing us or our investigators, regulators or institutional review boards to suspend or terminate the trials;

•
lack of adequate funding to continue a clinical trial, including the incurrence of unforeseen costs due to enrollment delays, requirements to conduct additional clinical trials or increased expenses associated with the services of our CROs and other third parties; and

•	changes in applicable laws, governmental regulations or administrative actions.
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
If we are required to conduct additional clinical trials or other testing of our product candidates beyond those that we currently contemplate, if we are unable to successfully complete clinical trials of our product candidates or other testing, if the results of these trials or tests are not favorable or are only modestly favorable or if there are safety concerns, we may:

•	be delayed in obtaining marketing approval for our product candidates;

•	not obtain marketing approval at all;

•	obtain approval for indications or patient populations that are not as broad as intended or desired;

•	obtain approval with labeling that includes significant use or distribution restrictions or safety warnings, or is subject to a REMS;

•	be subject to additional post-marketing testing requirements; or

•	have the product removed from the market after obtaining marketing approval.
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
We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of subjects to participate in these trials as required by the FDA or similar regulatory authorities outside the United States, including Health Canada or the EMA. We have previously experienced difficulties with clinical trial enrollment and retention, which led to the early termination of our Phase 3 trial of Proxinium in 2008, and we may experience difficulties in subject enrollment in our clinical trials in the future for a variety of reasons.
Subject enrollment is affected by a number of factors, including:

•	the severity of the disease under investigation;

•	the eligibility criteria for the clinical trial in question;

•	the size of the patient population for the disease;

•	the size of the subject population required for statistically significant analysis of the clinical trial’s primary endpoints;

•	the design of the clinical trial;

•	the clinicians' and subjects' perceived risks and benefits of the product candidate under study, including relative to alternative treatments;

•	the efforts to facilitate timely enrollment in clinical trials;

•	the subject referral practices of physicians;

•	any ongoing clinical trials conducted by competitors for the same indication;

•	the risk that subjects enrolled in clinical trials will drop out of the clinical trials before completion;

•	the ability to monitor subjects adequately during and after treatment; and

•	the proximity and availability of clinical trial sites for prospective subjects.
Further, our ability to successfully initiate, enroll and complete a clinical trial in any foreign country, should we decide to do so, is subject to numerous risks unique to conducting business in foreign countries, including:

•	difficulty in establishing or managing relationships with CROs and physicians;

•	different or additional standards for the conduct of clinical trials;

•	absence in some countries of established groups with sufficient regulatory expertise for review of the protocols associated with our product candidates;

•	ensuring that clinical trial quality is sufficient to meet the standards of the FDA or other regulatory authorities;

•	our inability to locate qualified local consultants, physicians and partners; and

•	the potential burden of complying with a variety of foreign laws, medical standards and regulatory requirements, including the regulation of pharmaceutical and biotechnology products and treatments.
In addition, our clinical trials will compete with other clinical trials for other product candidates that are in the same therapeutic areas as our product candidates, and this competition will reduce the number and types of subjects available to us, because some subjects who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. Since the number of qualified clinical investigators is limited, we expect to conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of subjects who are available for our clinical trials in such clinical trial site. Moreover, because our product candidates represent a departure from more commonly used methods for cancer treatment, potential subjects and their doctors may be inclined to use conventional therapies, such as chemotherapy, rather than enroll subjects in any of our clinical trials.
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
Current shortages of BCG, coupled with the cessation of BCG production by one of two manufacturers in the United States and Canada, could inhibit or delay our ability to complete enrollment of our Vicinium Phase 3 clinical trials.
We, through our recently acquired subsidiary Viventia, have commenced an open-label, non-randomized Phase 3 clinical trial of Vicinium in subjects with high-grade NMIBC who have received at least two courses of full-dose BCG, and whose disease is now BCG-unresponsive, in the third quarter of 2015 in the United States and Canada. To qualify as eligible for participation in this clinical trial, subjects must have received adequate BCG treatment defined as at least two courses of full-dose BCG, i.e., at least one induction and one maintenance course or at least two induction courses. The initial induction course must be at least five treatments within a seven week period. The second course (induction or maintenance) must be at least two treatments within a six week period. The “5+2” doses of BCG must be given within approximately 12 months and for the same disease episode for which the subject is enrolling. Treatment must be considered full-dose BCG. Subjects who were unable to receive at least five doses of BCG in a first course and at least two doses of BCG in a second course due to intolerance are not eligible. Subjects who received less than full dose BCG (e.g., 1/2 or 1/3 dosing) as a standard regimen and not due to dose reductions because of AEs are not eligible.
In 2015, we encountered disruptions in our ability to enroll eligible subjects in our Phase 3 clinical trial of Vicinium due to a temporary shortage of BCG, which led to some physicians rationing their supply of BCG and failing to administer the full dose through their patients’ BCG treatment. This temporary shortage was rectified in 2016. In November 2016, Sanofi Pasteur, or Sanofi, one of the two manufacturers of BCG in the United States and Canada, announced that its production of its BCG product would cease in mid-2017. If Merck, the other manufacturer of BCG in the United States and Canada, is unable to increase its production of its BCG product to counterbalance the loss of Sanofi’s BCG product, there may be a shortage of BCG, which could inhibit, delay or prevent our ability to complete enrollment of our Phase 3 clinical trial.
Our product candidates may cause undesirable side effects, serious adverse events or have other properties that could delay or halt clinical trials, delay or prevent their regulatory approval, limit the commercial profile of their labeling, if approved, or result in significant negative consequences following any marketing approval.
Undesirable side effects or serious adverse events caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt respective clinical trials and could result in a restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign regulatory authorities, including Health Canada or the European Commission. For example, even though each of our product candidates that have been administered to humans in earlier-stage clinical trials have generally been well-tolerated by subjects, in some cases there were side effects and serious adverse events, some of which were severe.
High-grade NMIBC (Vicinium)
There were no Grade 4 or Grade 5 serious adverse events that were considered by the clinical investigator to be related to Vicinium during the Phase 1 and Phase 2 clinical trials. However, there was one Grade 5 serious adverse event, or death, which was determined by the clinical investigator to be unrelated to Vicinium. The most common treatment-related adverse events were an abnormally frequent passage of small amounts of urine, blood in the urine and painful urination, the majority of which were considered to be mild or moderate in severity. No subjects discontinued treatment due to a Vicinium-related adverse event during the Phase 1 and Phase 2 clinical trials.

SCCHN (Proxinium)
There were no Grade 5 serious adverse events that were considered by the clinical investigator to be related to Proxinium during the Phase 1, Phase 2 or Phase 3 clinical trials. The Grade 3 and Grade 4 serious adverse events that were reported in the clinical trials of Proxinium and were considered to be possibly, probably or definitely related to treatment consisted of abnormal tumor growth, anorexia, cancer pain, decrease in red blood cells, difficulty swallowing, elevated calcium levels, facial pain, fatigue, high blood sugar, influenza-like illness, injection site pain, liver function abnormalities, low albumin level, low sodium concentration, nausea, rash, swelling, tumor hemorrhage and tumor necrosis. Seven subjects died during the clinical trials of Proxinium, but none of the deaths were deemed to be related to Proxinium. Eleven subjects discontinued treatment due to liver function test abnormalities; however, the serum levels were transient and they eventually returned to baseline without any evidence of permanent liver damage. Four subjects withdrew from the clinical trials. Three of the four subjects withdrew at their request and one of the four subjects withdrew at the request of the investigator.
Multiple types of EpCAM-positive solid tumors (VB6-845d)
There were no Grade 5 serious adverse events that were considered by the clinical investigator to be related to VB6-845, which is the prior version of VB6-845d, during the Phase 1 clinical trial. The Grade 3 and Grade 4 serious adverse events that were considered to be possibly, probably or definitely related to treatment consisted of an infusion related reaction and an infusion site reaction.
As a result of these side effects and serious adverse events or further safety or toxicity issues that we may experience in our clinical trials in the future, we may not receive regulatory approval for any of our product candidates or we may receive approval subject to restrictive label requirements, REMS, or other post-marketing obligations, which could prevent us from ever generating revenues or achieving profitability. Results of our clinical trials could reveal an unacceptably high severity and prevalence of side effects or serious adverse events. In such an event, our clinical trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities, including Health Canada, the EMA and the European Commission, could order us to cease further development or deny approval of any of our product candidates for any or all targeted indications. The clinical trial drug-related side effects or serious adverse events could affect clinical trial subject recruitment or the ability of enrolled subjects to complete the clinical trial or result in potential product liability claims.
We have no clinical safety data on human exposure to VB6-845d or any of our other pre-clinical product candidates. Many compounds that initially showed promise in clinical or early stage testing for treating cancers have later been found to cause side effects that prevented further development of the compound.
Additionally, if our product candidates receive marketing approval, and we or others later identify undesirable side effects or serious adverse events caused by our product candidates, a number of potentially significant negative consequences could result, including:

•	we may suspend or be forced to suspend marketing of our product candidates;

•	we may be obliged to conduct a product recall or product withdrawal;

•	regulatory authorities may suspend, vary, or withdraw their approvals of our product candidates;

•	regulatory authorities may order the seizure or recall of our product candidates;

•	regulatory authorities may require additional warnings on the label or a REMS that could diminish the usage or otherwise limit the commercial success of our product candidates;

•	we may be required to conduct post-marketing studies;

•	we could be sued and held liable for harm caused to subjects or patients;

•	we could be required to pay fines and face other administrative, civil and criminal penalties; and

•	our reputation may suffer.
Any of these events could prevent us from achieving or maintaining market acceptance of our product candidates, if approved.
We recently identified a potential issue regarding the sensitivity of an assay we employed in our Vicinium clinical trials.  The FDA could take a number of actions in response to this issue, which could have a material adverse effect on our business.

In our Phase 3 clinical trials of Vicinium for the treatment of subjects with NMIBC, we have and are generating pharmacokinetic data. We recently identified a potential issue regarding the sensitivity of the assay we employed. We used the same assay in the Phase 1 clinical trial for Vicinium.  We did not evaluate pharmacokinetics in the Phase 2 clinical trial for Vicinium.  We notified the FDA of this issue and are working to develop an appropriate action plan to address this issue.  We are closely monitoring the subjects enrolled in our ongoing Phase 3 clinical trial of Vicinium and we do not believe that subjects in this clinical trial are exposed to any additional material risk due to the issue surrounding the assay. The FDA could take a number of actions in response to this issue, including requiring us to modify the protocol for our Phase 3 clinical trial, insisting on additional subject monitoring, placing our Phase 3 clinical trial on partial or full clinical hold, which any such actions could have a material adverse effect on our business.
We will need to obtain FDA approval of any proposed names for our product candidates, and any failure or delay associated with such naming approval may adversely impact our business.
We have not yet submitted our proposed proprietary names, Vicinium and Proxinium, to the FDA or any foreign regulatory authority, including Health Canada or the European Commission, for provisional approval. Any proprietary name we propose to use with our product candidates in the United States must be approved by the FDA, regardless of whether we have registered it, or applied to register it, as a trademark. The FDA reviews any proposed product name, including an evaluation of potential for confusion with other product names. The FDA may also object to a product name if it believes the name inappropriately implies medical claims or contributes to an overstatement of efficacy. If the FDA objects to any proposed proprietary product name, we may be required to expend significant additional resources in an effort to identify a suitable proprietary product name that would qualify under applicable laws, not infringe the existing rights of third parties and be acceptable to the FDA. We may apply for and could possibly obtain provisional approval of our proprietary names by the FDA prior to submission of our BLAs. However, this approval is conditional upon a further and final review by the FDA at the time of BLA review.
We may attempt to secure approval from the FDA or comparable non-U.S. regulatory authorities through the use of accelerated registration pathways. If unable to obtain approval under an accelerated pathway, we may be required to conduct additional pre-clinical studies or clinical trials beyond those that we contemplate, which could increase the expense of obtaining, and delay the receipt of, necessary marketing approvals. Even if we receive accelerated approval from the FDA, if our confirmatory trials do not verify clinical benefit, or if we do not comply with rigorous post-marketing requirements, the FDA may seek to withdraw accelerated approval.
We may seek an accelerated approval development pathway for certain indications for our product candidates, including Vicinium in BCG refractory high-grade NMIBC. Under the accelerated approval provisions in the FDCA and the FDA’s implementing regulations, the FDA may grant accelerated approval to a product designed to treat a serious or life-threatening condition that provides meaningful therapeutic advantage over available therapies and demonstrates an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit.
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
Moreover, even if we receive accelerated approval from the FDA, we will be subject to rigorous post-marketing requirements, including the completion of confirmatory post-market clinical trial(s) to verify the clinical benefit of the product, and submission to the FDA of all promotional materials 30-120 days prior to their dissemination. The FDA could seek to withdraw accelerated approval for multiple reasons, including if we fail to conduct any required post-market study with due diligence, a post-market study does not confirm the predicted clinical benefit, other evidence shows that the product is not safe or effective under the conditions of use, or we disseminate promotional materials that are found by the FDA to be false and misleading.
Failure to successfully validate, develop and obtain regulatory approval for companion diagnostics for our product candidates could impede development and commercialization.
We have developed a companion diagnostic for use with Proxinium. The FDA and comparable foreign regulatory authorities, including Health Canada, will require the development and regulatory approval or CE marking of a companion diagnostic as a condition to approving Proxinium. Companion diagnostics developed in conjunction with clinical programs for the associated product candidates are subject to regulation by the FDA and comparable foreign regulatory authorities, including Health Canada or the European Commission, as medical devices, and require separate approval or the affixing of a CE mark prior to their commercialization. Each regulatory body that approves a product candidate will independently need to review and/or approve the companion diagnostic before or concurrently with its approval of the product candidate, and before a product can be commercialized. During a Type C meeting with the FDA in 2007, the FDA noted that approval of a companion diagnostic for epithelial cell adhesion molecule, or EpCAM, expression would need to coincide with Proxinium approval. We intend to clarify whether the FDA still believes that a companion diagnostic is necessary to receive approval. The FDA may still require that a companion diagnostic for EpCAM expression be approved before or at the time of Proxinium approval. We and any potential future third-party collaborators may encounter difficulties in developing and obtaining approval for or affixing a CE mark to any companion diagnostic. Any delay or failure by us or our future third-party collaborators to develop or obtain regulatory approval or CE mark for a companion diagnostic could delay or prevent approval of Proxinium, or limit the commercial opportunity for Proxinium. We may also have difficulty achieving adoption of Proxinium if the companion diagnostic is not commercially available or is restricted in its use by payors or other market forces. We could also incur additional expense if the FDA or comparable regulatory authorities, including Health Canada, determine that further studies are required before our companion diagnostic may be approved. Even if approved or CE marked, we may experience delays in developing a sustainable, reproducible and scalable manufacturing process or transferring that process to commercial partners for production, all of which may prevent us from commercializing our product candidates on a timely or profitable basis, if at all. Additionally, we or our collaborators may encounter production difficulties that could constrain the supply of the companion diagnostics, affect the ease of use, affect the price or have difficulties gaining acceptance of the use of the companion diagnostics in the clinical community. If the companion diagnostic for use with Proxinium fails to gain market acceptance, our ability to derive revenues from sales of Proxinium, if approved, could be harmed.
Because we plan to produce commercial supply of our product candidate Vicinium, if approved, through a third-party manufacturer, the FDA or foreign regulatory authorities may require us to demonstrate that the product manufactured by our third-party manufacturer is comparable in quality, safety, and efficacy to the product that was used in our clinical trials. If we experience challenges in demonstrating comparability, or if the FDA or foreign regulatory authorities require additional nonclinical or clinical studies to demonstrate comparability, the approval and/or commercialization of Vicinium could be delayed, adversely affected or terminated, or may result in significantly higher costs.
Our product candidate, Vicinium, has been produced in our own manufacturing facility for all clinical trials for Vicinium to date, and we also intend to utilize our own manufacturing facility to supply product for our ongoing Phase 3 clinical trial of Vicinium. We intend to utilize a third-party manufacturer to produce the commercial supply of Vicinium, if approved, and plan to enter into discussions with the FDA and foreign regulatory authorities regarding the criteria for demonstrating comparability of Vicinium produced by our third-party manufacturer to Vicinium produced in our own manufacturing facility. Because this manufacturing change is being introduced at an advanced stage of development of Vicinium, the FDA and foreign regulatory authorities may require a comprehensive comparability assessment, potentially including additional nonclinical studies or clinical trials utilizing Vicinium produced by our third-party manufacturer, and/or a modification of our ongoing Phase 3 clinical trial to include Vicinium produced by our third-party manufacturer. Such requirements could result in lengthy delays and significantly higher costs for the clinical development, filing of a BLA, and potential commercialization of Vicinium. If we are unable to demonstrate comparability of Vicinium produced in our own manufacturing to Vicinium produced by our third-party manufacturer, we may not be able to obtain approval of a BLA for Vicinium. If we are unable to effectively transfer our manufacturing process to our third-party manufacturer, we may be unable to continue the clinical development of or seek approval of Vicinium.
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
Even if we obtain regulatory approval for our product candidates, our product candidates may not gain market acceptance among physicians, patients, third-party payors or the medical community. The product candidates that we are developing are based on our TPT platform, which is a new technology and therapeutic approach. Market participants with significant influence over acceptance of new treatments, such as physicians and third-party payors, may not adopt a product or treatment based on our TPT platform and technologies, and we may not be able to convince the medical community and third-party payors to accept and use, or to provide favorable reimbursement for, any product candidates developed by us or any future collaborators. Market acceptance of our product candidates, if we receive approval, depends on a number of factors, including:

•	the perceived quality, efficacy and safety of our product candidates;

•	clinical indications for which our product candidates are approved;

•	availability of alternative effective treatments for the disease indications of our product candidates are intended to treat and the relative risks, benefits and costs of those treatments;

•	acceptance by physicians, major operators of cancer clinics and patients of our product candidates as safe and effective treatments;

•	the success of our physician education programs;

•	potential and perceived advantages of our product candidates over alternative treatments;

•	safety of our product candidates seen in a broader patient group, including their use outside the approved indications should physicians choose to prescribe them for such uses;

•	prevalence and severity of any side effects;

•	any new or unexpected results from additional clinical trials or further analysis of clinical data of completed clinical trials by us or our competitors;

•	product labeling or patient information requirements imposed by the FDA or other foreign regulatory authorities, including Health Canada and the EMA;

•	timing of market introduction of our product candidates as well as competitive products;

•	the pricing of our treatments, particularly in relation to alternative treatments, and willingness and ability of patients to pay for our product candidates;

•	availability of coverage and adequate reimbursement and pricing by third-party payors and government authorities;

•	maintaining compliance with all applicable regulatory requirements;

•	relative convenience and ease of administration; and

•	effectiveness of our sales, marketing and distribution efforts and operations.
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
Cancer therapies are sometimes characterized as first-line, second-line or third-line. When cancer is detected early enough, first-line therapy, usually chemotherapy, hormone therapy, surgery, radiotherapy or a combination of these, is sometimes adequate to cure the cancer or prolong life without a cure. Second-line and third-line therapies are administered to patients when prior therapy is not effective. We expect to seek initial approval of Vicinium for the treatment of high-grade NMIBC after prior therapies have failed and approval for Proxinium for the treatment of late-stage SCCHN. Subsequently, for those product candidates that prove to be sufficiently beneficial, if any, we would expect to seek approval potentially earlier in the treatment paradigm, but there is no guarantee that our product candidates, even if approved, would be approved for first-line therapy, and, prior to any such approvals, we will have to conduct additional clinical trials.

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
Our commercial success could depend upon the continued marketing of another company’s approved product, or the approval of another company’s product candidate, that is administered with our product candidates.
Some of our future clinical trials and some of the indications for which we are developing our product candidates may involve the use of our product candidates in combination with other companies’ marketed products or product candidates. These marketed products or product candidates may be administered in a clinical trial in combination with one or more of our product candidates. In the event that any of these pharmaceutical companies has unforeseen issues that negatively impacts the clinical development, marketing approval or availability of its product or product candidate or otherwise opts to discontinue clinical development or marketing of its product or product candidate, our ability to complete our applicable clinical trials and/or evaluate clinical results for our product candidate in combination with the other company’s marketed product or product candidate may be negatively impacted. As a result, this could adversely affect our ability to file for, obtain, or maintain regulatory approval for our product candidate on a timely basis, or at all.
If we are unable to establish sales, marketing and distribution capabilities, we may not be successful in commercializing any of our product candidates, if and when they are approved.
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
We may enter into arrangements with third parties to perform sales, marketing and distribution services in markets outside the United States. We may also enter into arrangements with third parties to perform these services in the United States if we do not establish our own sales, marketing and distribution capabilities in the United States or if we determine that such third-party arrangements are otherwise beneficial. Our product revenues and our profitability, if any, under any such third-party sales, marketing or distribution arrangements are likely to be lower than if we were to market, sell and distribute any product candidates ourselves. In addition, we may not be successful in entering into arrangements with third parties to sell, market and distribute any product candidates or may be unable to do so on terms that are favorable to us. We likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our product candidates effectively. If we do not establish sales, marketing and distribution capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing any product candidates for which we may obtain approval.

We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.
The development and commercialization of new biologics products is highly competitive. We face competition with respect to our product candidates and will face competition with respect to any other product candidates that we may seek to develop or commercialize in the future, from both large and small pharmaceutical, biopharmaceutical and biotechnology companies, academic institutions and other research organizations; and particularly from companies, institutions and organizations that are actively researching, developing, or marketing products that attach proprietary cell-killing payloads to antibodies for targeted delivery to cancer cells. There are a number of large pharmaceutical, biopharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of products for the treatment of the respective disease indications for which we are developing our product candidates. We believe that a significant number of products are currently under development, and may become commercially available in the future, for the treatment of conditions for which we are currently developing, and may try to develop, product candidates. There is intense and rapidly evolving competition in the biotechnology, biopharmaceutical and antibody fragment and immuno-oncology therapeutics fields. Some of these competitive products and therapies are based on scientific approaches that are similar to our approach, and others are based on entirely different approaches. We are aware of several companies that are developing, or have developed cancer immunotherapies and antibody drug conjugates, or ADCs, and we are also aware of several companies developing product candidates that target the same cancer pathways that we are targeting or that are testing product candidates in the same cancer indications that we are testing. For example, there are several companies that have programs that attach proprietary cell-killing payloads to antibodies for targeted delivery to cancer cells.
In addition to competition from alternative treatments, we eventually may also face competition from products that are biosimilar to, and possibly interchangeable with, our product candidates. Even if our product candidates achieve marketing approval, they may be priced at a significant premium over competitive biosimilar products, and insurers or other third-party payors may encourage or even require the use of lower priced biosimilar products. In addition, we may face significant competition upon expiration of our intellectual property protection.
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
In addition, our ability to compete may be affected in many cases by insurers or other third-party payors, particularly Medicare, seeking to encourage the use of generic drug products. Generic products are currently being used as part of the standard of care for the indications that we are pursuing, and additional products are expected to become available on a generic basis over the coming years. If any product candidate that we may develop achieves marketing approval, we expect that it will be priced at a significant premium over competitive generic products.
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
If the value framework published by the ASCO to assess the value of cancer treatment options is adopted and utilized by payors and physicians and we were to receive low ratings, it could adversely affect the price and reimbursement of our products, if approved, reduce prescriptions and harm our business.

On May 31, 2016, ASCO published a framework to assess the value of cancer treatment options. The framework was developed in response to concern that new, expensive cancer treatments may not be supported by adequate medical evidence. The purpose of the framework is to provide a standardized quantification of cancer treatments and assist oncologists and patients in deciding between new cancer treatments and the standard of care. The framework takes into account a medication’s (i) efficacy, (ii) safety and (iii) cost, to derive an overall treatment value.
This framework is described by ASCO as providing a basis for a new software tool that doctors can use to assist shared decision-making with their patients. While we believe that the safety and efficacy profiles of our product candidates are potentially better than that of the standard of care and, if approved, we intend to price our products competitively, we do not know how the data will be assessed by ASCO. It is also unknown when ASCO will release a version of the software application relating to the updated framework and whether use of this application could adversely affect the assessment of any of our product candidates. If this framework and software were adopted and utilized by payors and physicians, and if our product candidates were to receive low ratings, this could adversely affect the price and reimbursement of our product candidates, if approved, reduce prescriptions and harm our business.
Even if we are able to commercialize any product candidate that we may develop, the products may become subject to unfavorable pricing regulations, third-party coverage or reimbursement practices or healthcare reform initiatives, which could harm our business.
Our ability to commercialize any product candidates that we may develop successfully will depend, in part, on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government healthcare programs, private health insurers, managed care plans and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. Coverage and reimbursement may not be available for a product that we commercialize and, even if they are available, the level of reimbursement may not be satisfactory.
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
There may be significant delays in obtaining coverage and reimbursement for newly approved drugs, and coverage may be more limited than the indications for which the drug is approved by the FDA or similar regulatory authorities outside the United States, including Health Canada, or the European Commission. Moreover, eligibility for coverage and reimbursement does not imply that a drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution expenses. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the clinical setting in which a drug is used, may be based on reimbursement levels already set for lower cost drugs and may be incorporated into existing payments for other services. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies. Our inability to promptly obtain coverage and adequate reimbursement rates from both government-funded and private payors for any approved products that we develop would compromise our ability to generate revenues and become profitable.
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
There can be no assurance that our product candidates or any products that we may in-license, if they are approved for sale in the United States or in other countries, will be considered medically reasonable and necessary for a specific indication, that they will be considered cost-effective by third-party payors, that coverage and an adequate level of reimbursement will be available, or that third-party payors’ reimbursement policies will not adversely affect our ability to sell our product candidates profitably. In addition, we are unable to predict what changes in legislation or regulation relating to the health care industry or third-party coverage and reimbursement may be enacted in the future and how such legislation or regulation could impact our business. See the risk factor in this Annual Report on Form 10-K entitled “Current and future legislation may increase the difficulty and cost for us and any collaborators to obtain marketing approval of our product candidates and affect the prices we, or they, may obtain” in this Annual Report on Form 10-K for more information, including with respect to the Affordable Care Act.
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
We face an inherent risk of product liability exposure related to the use of any product candidates that we develop in human clinical trials and will face an even greater risk if we commercially sell any products that we develop. If we cannot successfully defend ourselves against claims that our product candidates or products caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

•	decreased demand for any product candidates or products that we develop;

•	injury to our reputation and significant negative media attention;

•	withdrawal of clinical trial subjects;

•	significant costs to defend the related litigation;

•	substantial monetary awards to trial subjects or patients;

•	loss of revenue;

•	reduced time and attention of our management to pursue our business strategy; and

•	the inability to commercialize any products that we develop.
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
Viventia was founded as a Canadian company and conducted its business internationally. In addition to our clinical trials in the United States and Canada, Viventia has historically conducted clinical trials in Russia, Brazil and Canada. We intend to, and may, conduct clinical trials in other jurisdictions. Sovereign governments, including Canada, may establish laws or regulations that will be deleterious to our interests or that will affect our ability, to obtain access to regulatory agencies in Russia, Brazil, Canada, and/or other jurisdictions. Governments have also, from time to time, established foreign exchange controls which could have a material adverse effect on our business, financial condition and results of operations. To date, neither our operations nor our financial condition have been materially impacted due to laws or regulations of sovereign governments.
Risks Related to the License Agreement with Roche
We depend on our license agreement with Roche for the development and commercialization of EBI-031.
On June 10, 2016, we entered into the License Agreement with Roche. The License Agreement became effective on August 16, 2016, following stockholder approval. Under the License Agreement, we granted Roche an exclusive, worldwide license, including the right to sublicense, to our patent rights and know-how related to our monoclonal antibody EBI-031 or any other

IL-6 antagonist anti-IL-6 monoclonal antibody, to make, have made, use, have used, register, have registered, sell, have sold, offer for sale, import and export any product containing such an antibody or any companion diagnostic used to predict or monitor response to treatment with such a product, or collectively, Licensed Intellectual Property.
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
The License Agreement provides for two “option periods” during which Roche may elect to make a one-time payment to us and, in turn, terminate its diligence, milestone and royalty payment obligations under the License Agreement. Specifically, (i) Roche may exercise a buy-out option following Initiation in the first Phase 2 study for a Licensed Product until the day before Initiation of the first Phase 3 study for a Licensed Product, in which case Roche is required to pay us $135.0 million within 30 days after Roche’s exercise of such buy-out option and receipt of an invoice from us, or (ii) Roche may exercise a buy-out option following the day after Initiation of the first Phase 3 study for a Licensed Product until the day before the acceptance for review by the FDA or other regulatory authority of a BLA or similar application for marketing approval for a Licensed Product in either the United States or in the E.U., in which case Roche is required to pay us, within 30 days after Roche’s exercise of such buy-out option and receipt of an invoice from us, $265.0 million, which amount would be reduced to $220.0 million if none of our patent rights containing a composition of matter claim covering any compound or Licensed Product has issued in the E.U.
The right to potential future payments under the License Agreement represents a significant portion of the value of the License Agreement to us. We cannot be certain that we will receive any future payments under the License Agreement, which would adversely affect the trading price of our common stock and our business prospects.
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

Collaboration agreements and licenses may not lead to development or commercialization of product candidates in the most efficient manner, or at all. If any collaborations or licenses that we enter into, do not result in the successful development and commercialization of products or if one of our collaborators or licensees terminates its agreement with us, we may not receive any future research funding or milestone or royalty payments under the collaboration or license. All of the risks relating to product development, regulatory approval and commercialization described in this Annual Report on Form 10-K would also apply to the activities of any collaborators and licensees.
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
For some of our product candidates, we may decide to collaborate with pharmaceutical or biotechnology companies for the development and potential commercialization of such product candidates. We face significant competition in seeking appropriate collaborators. Whether we reach a definitive collaboration agreement will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA or similar regulatory authorities outside the United States, including Health Canada, or the European Commission, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing products, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge, and industry and market conditions generally. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us for our product candidate. We may also be restricted under future license agreements from entering into agreements on certain terms with potential collaborators. Collaborations are complex and time-consuming to negotiate and document. In addition, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators.
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
We rely on domestic and international third-party CROs to monitor and manage data for our ongoing pre-clinical and clinical programs. We rely on these parties for execution of our pre-clinical studies and clinical trials, and we control only some aspects of their activities. Nevertheless, we are responsible for ensuring that each of our pre-clinical studies and clinical trials is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on the CROs does not relieve us of our regulatory responsibilities. We also rely on third parties to assist in conducting our pre-clinical studies in accordance with GLP and the Animal Welfare Act requirements. We and our CROs are required to comply with U.S. federal regulations and current GCP, which are international standards meant to protect the rights and health of subjects and assure the credibility of clinical trial data that are enforced by the FDA, Health Canada, the competent authorities of the E.U. member states and comparable foreign regulatory authorities for all of our product candidates in clinical development. Regulatory authorities enforce GCP through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs fail to comply with applicable GCP, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities, including Health Canada and the EMA, may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP requirements. In addition, our clinical trials must be conducted with product produced under cGMP requirements. Failure to comply with these regulations may require us to repeat pre-clinical studies and clinical trials, which would delay the regulatory approval process.
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
We rely on domestic and international third-party vendors and CROs for pre-clinical studies and clinical trials related to our product development efforts. Switching or adding additional CROs would involve additional cost and requires management time and focus. Our CROs generally have the right to terminate their agreements with us in the event of an uncured material breach. In addition, some of our CROs have an ability to terminate their respective agreements and/or research projects with us pursuant to such agreements if it can be reasonably demonstrated that the safety of the subjects participating in our clinical trials warrants such termination in accordance with the reasonable opinion of the relevant CRO. Identifying, qualifying and managing performance of third-party service providers can be difficult, time consuming and cause delays in our development programs. In addition, there is a natural transition period when a new CRO commences work and the new CRO may not provide the same type or level of services as the original provider. If any of our relationships with our third-party CROs terminate, we may not be able to enter into arrangements with alternative CROs or to do so on commercially reasonable terms.
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
Our manufacturing facility has been audited by a third party for compliance with cGMP. The most recent audit was in January 2014 and it did not identify any major impediments to the cGMP manufacturing of product candidates up to and including Phase 3 production. Manufacturing of drugs and product candidates, including Vicinium, Proxinium and VB6-845d, must comply with cGMP standards and other regulations. Methods of manufacture as well as validation of manufacturing procedures and quality control systems are reviewed by regulatory authorities, such as the FDA, Health Canada and the competent authorities of the E.U. Member States, to determine their effect on the quality, purity and potency of product candidates. All such manufacturing procedures, validation programs and quality assessment activities must be properly documented in accordance with regulatory requirements. The FDA, Health Canada and the competent authorities of the E.U. Member States conduct inspections to determine compliance with cGMP to ensure that product candidates used in human testing are adequately characterized in terms of identity, potency and purity. In general, the same cGMP standards expected of marketed drugs apply to the supply of product candidates evaluated in most stages of clinical testing.
Our manufacturing facility is intended to produce multiple product candidates per year, and we believe it will produce sufficient quantities of our product candidates to meet our currently anticipated pre-clinical study and clinical trial needs. In the event we obtain approval from the FDA to market any of our product candidates, we intend to outsource our commercial scale manufacturing to CMOs. We do not have experience in manufacturing products at commercial scale. Additionally, the facilities used by any CMO to manufacture any of our product candidates must be the subject of a satisfactory inspection before the FDA and other applicable regulatory authorities approve a BLA or marketing authorization for each of our product candidates manufactured at that facility. We will depend on these third-party manufacturing partners for compliance with the E.U.’s, FDA’s and comparable foreign regulatory authorities’, including Health Canada’s, requirements for the manufacture of our finished products, if and when our product candidates are approved.
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

Our reliance on a third party manufacturer reduces our control over our commercialization activities but does not relieve us of our responsibility to ensure compliance with applicable legal and regulatory standards. The FDA and other foreign regulatory authorities require that our product candidates and any products that we may eventually commercialize be manufactured according to cGMP and similar foreign standards. Any failure by our third-party manufacturer to comply with cGMP or to scale up manufacturing processes, including any failure to deliver sufficient quantities of product candidates in a timely manner, could lead to a delay in, or failure to obtain, regulatory approval of any of our product candidates. In addition, such failure could be the basis for the FDA or any other foreign regulatory authorities including Health Canada, the European Commission or the competent authorities of the E.U. Member States to issue a warning or untitled letter, withdraw approvals for product candidates previously granted to us, or take other regulatory or legal action, including recall or seizure, total or partial suspension of production, suspension of ongoing clinical trials, refusal to approve pending applications or supplemental applications, detention of product, refusal to permit the import or export of products, injunction, imposing administrative or civil penalties, or pursuing criminal prosecution.
Any contamination in our manufacturing process, shortages of raw materials or failure of any of our key suppliers to deliver necessary components of our TPT platform could result in delays in our timing for clinical development or obtaining marketing approval.
Given the nature of biologics manufacturing, there is a risk of contamination. Any contamination could materially adversely affect our ability to produce our product candidates on schedule and could therefore halt or delay our clinical development programs.

Some of the raw materials required in our manufacturing process are derived from biological sources. Such raw materials are difficult to procure and may also be subject to contamination or recall. A material shortage, contamination, recall, or restriction on the use of biologically derived substances in the manufacture of our product candidates could halt or delay our clinical development programs or disrupt the commercial manufacturing of our product candidates, if approved, which could materially and adversely affect our business.
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
Many countries, including E.U. countries, have compulsory licensing laws under which a patent owner may be compelled under certain circumstances to grant licenses to third parties. In those countries, we and our licensors may have limited remedies if patents are infringed or if we or our licensors are compelled to grant a license to a third party, which could materially diminish the value of those patents. This could limit our potential revenue opportunities. Accordingly, our and our licensors’ efforts to enforce intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we own or license.
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
We depend on our license agreements with the University of Zurich and Merck KGaA and if we cannot meet the requirements under the agreements we could lose important rights to Vicinium, Proxinium or VB6-845d, which could have material adverse effect on our business.
We have an exclusive license agreement with Zurich. Pursuant to the agreement, we were granted an exclusive license, with the right to sublicense, under certain patents primarily relating, in part, to our targeting agents, EpCAM chimera and immunoconjugates (including aspects of Vicinium and Proxinium) and methods of use, to make, use, sell and import products that would otherwise infringe such patents in the field of the treatment, stasis and palliation of disease in humans. If we fail to meet our obligations under the license agreement, Zurich may have the right to terminate our license, and upon the effective date of such termination, our right to use the licensed Zurich patent rights would end. To the extent such licensed technology or patent rights relate to our product candidates, we would expect to exercise all rights and remedies available to us, including attempting to cure any breach by us, and otherwise seek to preserve our rights under the patent rights licensed to us, but we may not be able to do so in a timely manner, at an acceptable cost to us or at all. Any uncured, material breach under the license agreement could result in our loss of rights to practice the patent rights licensed to us under the license agreement, and to the extent such patent rights and other technology relate to our product candidates or other of our compounds, it could have a material adverse effect on our commercialization efforts for our product candidates, including Vicinium and Proxinium.
We also have a license agreement with Merck, which grants us an exclusive license, with the right to sublicense, under certain patents and technology relating to the de-immunization of our cytotoxin Bouganin for therapeutic and in vivo diagnostic purposes in humans. If we fail to meet our obligations under this license agreement, Merck may have the right to terminate our license, and upon the effective date of such termination, our right to use the licensed Merck patent rights and technology would end. To the extent such licensed technology or patent rights relate to our product candidates, we would expect to exercise all rights and remedies available to us, including attempting to cure any breach by us, and otherwise seek to preserve our rights under the patent rights and technology licensed to us, but we may not be able to do so in a timely manner, at an acceptable cost to us or at all. Any uncured, material breach under the license agreement could result in our loss of rights to practice the patent and technology rights licensed to us under the license agreement, and to the extent such patent rights and other technology relate to our product candidates, it could have a material adverse effect on our commercialization efforts for product candidates.
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
To date, we have not obtained approval from the FDA or any foreign regulatory authority, including Health Canada and the European Commission, to market or sell any of our product candidates. The failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate. The activities associated with the development and commercialization of our product candidates, including design, testing, manufacture, quality, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by the EMA, the competent authorities of the E.U. Member States, Health Canada and similar regulatory authorities outside the United States. We have only limited experience in filing and supporting the applications necessary to gain marketing approvals and expect to rely on third-party CROs to assist us in this process.
The process of obtaining marketing approvals, both in the United States and abroad, is expensive and may take many years, especially if additional clinical trials are required, if approval is obtained at all. Securing marketing approval requires the submission of extensive pre-clinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s quality, safety, and efficacy. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities. The FDA, Health Canada, EMA or other regulatory authorities may determine that any product candidate that we may develop is not safe, effective or of appropriate quality, is only moderately effective or has undesirable or unintended side effects, toxicities or other characteristics that preclude our obtaining marketing approval or prevent or limit commercial use. Any marketing approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable.
The regulatory process can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Moreover, changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. The FDA and comparable regulatory authorities in other countries, including Health Canada and the European Commission, have substantial discretion in the approval process and may refuse to accept any application or may decide that our data is insufficient for approval and require additional pre-clinical, clinical or other studies. In addition, varying interpretations of the data obtained from pre-clinical and clinical testing could delay, limit or prevent marketing approval of a product candidate. In November 2016, the FDA issued draft guidance on developing drugs and biologics for treating BCG-unresponsive NMIBC, which sets forth certain expectations for our development of Vicinium. We may be unable to satisfy all recommendations contained in the FDA guidance and, even if we do, it is not guaranteed that meeting all such recommendations will be sufficient to obtain marketing approval.
The different requirements and expectations of the EMA and Health Canada compared with the FDA may lengthen the regulatory review process, require us to conduct additional studies or clinical trials, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of these product candidates or lead to significant post approval limitations or restrictions. If we experience delays in obtaining regulatory approvals, the commercial prospects for our product candidates may be harmed and our ability to generate revenues will be materially impaired.
Some of our product candidates may qualify for orphan drug designation, and if we obtain approval for these product candidates, orphan drug exclusivity may afford limited protection. If another party obtains orphan drug exclusivity before we do for the same drug for the same indication we are targeting, we may be precluded from commercializing our product candidate in that indication until the other party’s period of exclusivity has ended.
Regulatory authorities in some jurisdictions, including the United States and the E.U., may designate drugs and biologics intended to treat relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a biologic intended to treat a rare disease or condition, which generally means a disease or condition that affects fewer than 200,000 individuals in the United States. The first BLA applicant with an orphan drug designation that receives FDA approval is entitled to a seven-year period of orphan drug exclusivity in the United States, during which the FDA generally may not approve another application for a product with the same principal molecular structural features for the same indication. In the E.U., following the opinion of the EMA’s Committee for Orphan Medicinal Products, the European Commission grants orphan drug designation to a product if (1) it is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (2) either (a) such condition affects no more than five in 10,000 persons in the E.U. when the application is made, or (b) the product, without the incentives derived from orphan medicinal product status, would not generate sufficient return in the E.U. to justify investment; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the E.U., or if such a method exists, the product will be of significant benefit to those affected by the condition. Once authorized, orphan medicinal products are entitled to ten years of market exclusivity.
We have obtained orphan drug designation from the FDA and the European Commission for Proxinium to treat EpCAM-positive SCCHN, and where appropriate we intend to seek orphan drug designation for our other product candidates. In the U.S., we cannot assure that any or all of our product candidates that receive orphan drug designation will, upon approval, have seven years of orphan drug exclusivity. The FDA may revoke orphan drug designation under certain circumstances, including if the agency determines that the request for orphan drug designation omitted material information or subsequently finds that the biologic had not been eligible for orphan drug designation at the time the request for designation was submitted. Revocation of orphan drug designation suspends the associated orphan drug exclusivity. Also, the FDA may approve another sponsor’s application for the same drug for the same use, prior to the expiration of our product’s orphan drug exclusivity, under certain circumstances, including if we are unable to assure sufficient quantity of our product, or if the other sponsor can demonstrate that its product candidate is clinically superior to ours by showing superior safety or efficacy or a major contribution to patient care. In addition, if a competitor obtains approval and orphan drug exclusivity for a product that is the same as a product candidate we are pursuing for the same indication, approval of our product candidate would be blocked during the period of the competitor’s orphan drug exclusivity, unless we could demonstrate that our product candidate is clinically superior to the approved product. Also, if a competitor obtains approval for a drug that is the same as a product candidate we are pursuing for a different orphan indication, the competitor’s approval may negatively impact the market opportunity for our product candidate, even if our product is granted orphan drug exclusivity.
Products authorized in the E.U. as orphan medicinal products are entitled to ten years of data exclusivity. The products are, in parallel, entitled to ten years of market exclusivity. The ten-year market exclusivity may be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan designation, for example, if the product is sufficiently profitable not to justify maintenance of market exclusivity. Additionally, marketing authorization may be granted to a similar product during the ten-year period of market exclusivity for the same therapeutic indication at any time if:

•	The second applicant can establish in its application that its product, although similar to the orphan medicinal product already authorized, is safer, more effective or otherwise clinically superior;

•	The holder of the marketing authorization for the original orphan medicinal product consents to a second orphan medicinal product application; or

•	The holder of the marketing authorization for the original orphan medicinal product cannot supply enough orphan medicinal product.
Our product candidates for which we intend to seek approval as biological products may face competition sooner than expected.
With the enactment of the BPCIA, abbreviated pathways for approval of biosimilar and interchangeable biological products were created. The BPCIA establishes legal authority for the FDA to review and approve biosimilars for marketing, as well as biosimilars that have been designated as “interchangeable” with a previously approved biologic, or reference product. Under the BPCIA, an application for a biosimilar product cannot be approved by the FDA until 12 years after the reference product was approved under a full BLA. This period of regulatory exclusivity runs concurrently with, but is independent of, periods of patent protection for the reference product.
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
The BPCIA is complex and its provisions continue to be interpreted and implemented by the FDA and U.S. courts. As a result, the ultimate impact, implementation and implications of the BPCIA are subject to uncertainty and could compromise the future commercial prospects for our biological products. Moreover, it is not yet clear the extent to which a biosimilar, once approved, may be substituted for any one of our reference products in a way that is similar to traditional generic substitution for pharmaceutical products; this will depend on a number of marketplace and regulatory factors that are still developing at both the federal and state levels of government.
Failure to obtain marketing approval in foreign jurisdictions would prevent our product candidates from being marketed abroad, and any approval we are granted for our product candidates in the United States would not assure approval of product candidates in foreign jurisdictions.
In order to market and sell any product candidate that we may develop in the E.U., Canada and many other jurisdictions, we or our third-party licensees or collaborators must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States it is required that the product be approved for reimbursement before the product can be sold in that country. We or these third parties may not obtain approvals from regulatory authorities outside the United States, including Health Canada, or the European Commission, on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. We may not be able to file for marketing approvals and may not receive necessary approvals to commercialize our products in any market. If we are unable to obtain approval of our product candidates by regulatory authorities in Canada, the E.U. or other jurisdictions, the commercial prospects of our product candidates may be significantly diminished and our business prospects could decline.
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
Any product candidate for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data, labeling, advertising and promotional activities for such product, will be subject to continual requirements of and review by the FDA and other federal and state regulatory authorities. These requirements include, but are not limited to, restrictions governing promotion of an approved product, submissions of safety and other post-marketing information and reports, registration and listing requirements, cGMP requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, and requirements regarding the distribution of samples to physicians and recordkeeping. The respective safety and efficacy profiles of our product candidates will continue to be closely monitored by the FDA and comparable foreign regulatory authorities, including Health Canada, if they are approved. If new safety information becomes available after approval of our product candidates, the FDA may require labeling changes or establishment of a REMS, and the FDA or comparable foreign regulatory authorities, including Health Canada, may require a similar strategy, impose significant restrictions on our product candidates’ indicated uses or marketing, or impose ongoing requirements for potentially costly post-approval studies or post-market surveillance.
The FDA and other federal and state agencies, including the DOJ closely regulate compliance with all requirements governing prescription drug products, including requirements pertaining to marketing and promotion of drugs in accordance with the provisions of the approved labeling and manufacturing of products in accordance with cGMP requirements. Violations of such requirements may lead to investigations alleging violations of the FDCA and other statutes, including the False Claims Act and other federal and state health care fraud and abuse laws as well as state consumer protection laws. In the United States, engaging in impermissible promotion of approved products for off-label uses can also subject us to false claims litigation under federal and state statutes, and other litigation and/or investigation, which can lead to civil and criminal penalties and fines and agreements that materially restrict the manner in which we promote or distribute our drug products. These false claims statutes include the federal civil False Claims Act, which allows any individual to bring a lawsuit against a pharmaceutical company on behalf of the federal government alleging submission of false or fraudulent claims, or causing to present such false or fraudulent claims, for payment by a federal program such as Medicare or Medicaid. If the government prevails in the lawsuit, the individual will share in any fines or settlement funds. These False Claims Act lawsuits against pharmaceutical companies have increased significantly in volume and breadth, leading to several substantial civil and criminal settlements based on certain sales practices promoting off-label drug uses. This increasing focus and scrutiny has increased the risk that a pharmaceutical company will have to defend a false claim action, pay settlement fines or restitution, agree to comply with burdensome reporting and compliance obligations, or risk being excluded from the Medicare, Medicaid and other federal and state healthcare programs. If we do not lawfully promote our approved products, we may become subject to such litigation and/or investigation and, if we are not successful in defending against such actions, those actions could compromise our ability to become profitable. Our failure to comply with all regulatory requirements, and later discovery of previously unknown adverse events or other problems with our products, manufacturers or manufacturing processes, may yield various results, including:

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
Our failure to comply with data protection laws and regulations could lead to government enforcement actions and significant penalties against us, and adversely impact our operating results.
We are subject to U.S. data protection laws and regulations (i.e., laws and regulations that address privacy and data security) at both the federal and state levels. The legislative and regulatory landscape for data protection continues to evolve, and in recent years there has been an increasing focus on privacy and data security issues. Numerous federal and state laws, including state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws, govern the collection, use, and disclosure of health-related and other personal information. In addition, we may obtain health information from third parties (e.g., healthcare providers who prescribe our products) that are subject to privacy and security requirements under Health Insurance Portability and Accountability Act of 1996, or HIPAA. Although we are not directly subject to HIPAA-other than potentially with respect to providing certain employee benefits-we could be subject to criminal penalties if we knowingly obtain or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA. Finally, a data breach affecting sensitive personal information, including health information, could result in significant legal and financial exposure and reputational damages that could potentially have an adverse effect on our business.
E.U. Member States, Switzerland and other countries have also adopted data protection laws and regulations, which impose significant compliance obligations. For example, the collection and use of personal health data in the E.U. is governed by the provisions of the E.U. Data Protection Directive, or the Directive. The Directive and the national implementing legislation of the E.U. Member States impose strict obligations and restrictions on the ability to collect, analyze and transfer personal data, including health data from clinical trials and adverse event reporting. In particular, these obligations and restrictions concern the consent of the individuals to whom the personal data relates, the information provided to the individuals, notification of data processing obligations to the competent national data protection authorities and the security and confidentiality of the personal data. Data protection authorities from the different E.U. Member States may interpret the Directive and national laws differently and impose additional requirements, which add to the complexity of processing personal data in the E.U.
Guidance on implementation and compliance practices are often updated or otherwise revised. For example, the E.U. Data Protection Directive prohibits the transfer of personal data to countries outside of the European Economic Area, or EEA, that are not considered by the European Commission to provide an adequate level of data protection. These countries include the United States.

The judgment by the Court of Justice of the E.U. in the Schrems case (Case C-362/14 Maximillian Schrems v. Data Protection Commissioner) determined the U.S.-E.U. Safe Harbor Framework, which was relied upon by many U.S. entities as a basis for transfer of personal data from the E.U. to the U.S., to be invalid. U.S. entities therefore, had only the possibility to rely on the alternate procedures for such data transfer provided in the E.U. Data Protection Directive.
On February 29, 2016, however, the European Commission announced an agreement with the U.S. Department of Commerce (DOC) to replace the invalidated Safe Harbor framework with a new E.U.-U.S “Privacy Shield”. On July 12, 2016, the European Commission adopted a decision on the adequacy of the protection provided by the Privacy Shield. The Privacy Shield is intended to address the requirements set out by the Court of Justice of the E.U. in its Schrems judgment by imposing more stringent obligations on companies, providing stronger monitoring and enforcement by the DOC and the Federal Trade Commission, and making commitments on the part of public authorities regarding access to information. U.S. companies have been able to certify to the DOC their compliance with the privacy principles of the Privacy Shield since August 1, 2016 and rely on the Privacy Shield certification to transfer of personal data from the E.U. to the U.S.
On September 16, 2016, the Irish privacy advocacy group Digital Rights Ireland brought an action for annulment of the European Commission decision on the adequacy of the Privacy Shield before the Court of Justice of the E.U. (Case T-670/16). Case T-670/16 is still pending. If the Court of Justice of the E.U. invalidates the Privacy Shield, it will no longer be possible to rely on the Privacy Shield certification to transfer personal data from the E.U. to entities in the U.S. Adherence to the Privacy Shield is not, however, mandatory. U.S.-based companies are permitted to rely either on their adherence to the E.U.-US Privacy Shield or on the other authorized means and procedures to transfer personal data provided by the E.U. Data Protection Directive.
In addition, the E.U. Data Protection Regulation, intended to replace the current E.U. Data Protection Directive entered into force on May 24, 2016 and will apply from May 25, 2018. The E.U. Data Protection Regulation will introduce new data protection requirements in the E.U. and substantial fines for breaches of the data protection rules. The E.U. Data Protection Regulation will increase our responsibility and liability in relation to personal data that we process, and we may be required to put in place additional mechanisms to ensure compliance with the new data protection rules.

Our failure to comply with these laws, or changes in the way in which these laws are implemented, could lead to government enforcement actions and significant penalties against us, and adversely impact our business.
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

•
HIPAA, which imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement or representation, or making or using any false writing or document knowing the same to contain any materially false, fictitious or fraudulent statement or entry relating to the delivery of or payment for healthcare benefits, items or services;

•	the federal Physician Payments Sunshine Act requires applicable manufacturers of covered products to report payments and other transfers of value to physicians and teaching hospitals;

•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and their respective implementing regulations, which imposes obligations, including mandatory contractual terms, on covered healthcare providers, health plans and healthcare clearinghouses, as well as their business associates, with respect to safeguarding the privacy, security and transmission of individually identifiable health information; and

•
analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws and transparency statutes, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state and foreign laws governing the privacy, security, collection, use and disclosure of health information, including state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws (e.g., Section 5 of the FTC Act), many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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
In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could, among other things, prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability, or the ability of any collaborators, to profitably sell any products for which we, or they, obtain marketing approval. We expect that current laws, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we, or any collaborators, may receive for any approved products.
In the United States, the Medicare Modernization Act, established the Medicare Part D program and generally authorized prescription drug plan sponsors to impose limits on the number of covered drugs under their plans in a therapeutic class. The Medicare Modernization Act, including its cost reduction initiatives, could decrease the coverage and reimbursement rate that we may receive for any of our product candidates, if approved. CMS, the agency that runs the Medicare program, also may revise reimbursement and implement coverage restrictions. Cost reduction initiatives and changes in coverage could decrease utilization of and reimbursement for any approved products, which would then affect the price we can receive. Private payors often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates. Therefore, any reduction in reimbursement from federal legislation or regulation may lead to similar reductions in private payor reimbursement.
In addition, in March 2010, President Obama signed into law the Affordable Care Act. Among the provisions of the Affordable Care Act of potential importance to our business and our product candidates are the following:

•	an annual, non-deductible fee on any entity that manufactures or imports specified branded prescription products and biologic agents;

•	an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program;

•
a new methodology by which average manufacturer price is calculated and reported by manufacturers for products that are inhaled, infused, instilled, implanted or injected and not generally dispensed through retail community pharmacies;

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

•	extension of manufacturers’ Medicaid rebate liability from fee-for-service Medicaid utilization to include the utilization of Medicaid managed care organizations as well;

•	expansion of eligibility criteria for Medicaid programs;

•	expansion of the entities eligible for discounts under the Public Health Service 340B pharmaceutical pricing program;

•	new requirements to report certain financial arrangements with physicians and teaching hospitals;

•	a new requirement to annually report product samples that manufacturers and distributors provide to physicians;

•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research;

•	a new IPAB which has authority to recommend certain changes to the Medicare program to reduce expenditures by the program that could result in reduced payments for prescription products; and

•	establishment of the Center for Medicare and Medicaid Innovation within CMS to test innovative payment and service delivery models.
Other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. These changes include the Budget Control Act of 2011, which, among other things, led to aggregate reductions to Medicare payments to providers of up to 2% per fiscal year that started in 2013 and, due to subsequent legislation, will continue until 2025. In addition, the American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which regulatory approval is obtained, which could have a material adverse effect on our financial operations.
Additional legislative changes, FDA or CMS regulations, guidance or interpretations could be adopted, which may impact the marketing approvals and reimbursement of our product candidates. For example, in November 2015, the U.S. House of Representatives formed an Affordable Drug Pricing Task Force to advance legislation intended to control pharmaceutical drug costs and investigate pharmaceutical drug pricing, and the U.S. Senate has requested information from certain pharmaceutical companies in connection with an investigation into pharmaceutical drug pricing practices. If healthcare policies or reforms intended to curb healthcare costs are adopted or if we experience negative publicity with respect to pricing of our products or the pricing of pharmaceutical drugs generally, the prices that we charge for any approved products may be limited, our commercial opportunity may be limited and/or our revenues from sales of our products may be negatively impacted.
Legislative and regulatory changes regarding the Affordable Care Act remain possible and appear likely in the 115th United States Congress and under the Trump Administration We expect that the Affordable Care Act, as currently enacted or may be amended in the future, as well as other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products. Moreover, legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted in the U.S. or outside of the U.S., or whether the FDA or CMS regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be.
If we participate in the Medicaid drug rebate program and fail to comply with our reporting and payment obligations under that or other governmental pricing programs, we could be subject to additional reimbursement requirements, penalties, sanctions and fines, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
If we participate in the Medicaid drug rebate program, we will have certain price reporting obligations to the Medicaid drug rebate program, and we may have obligations to report ASP figures to the Medicare program. Under the Medicaid drug rebate program, we would be required to pay a rebate to each state Medicaid program for our covered outpatient drugs that are dispensed to Medicaid beneficiaries and paid for by a state Medicaid program as a condition of having federal funds being made available to the states for our drugs under Medicaid and Medicare Part B. Those rebates are based on pricing data reported by us on a monthly and quarterly basis to CMS. These data include AMP and, in the case of innovator products, the best price for each drug which, in general, represents the lowest price available from the manufacturer to any entity in the United States in any pricing structure, calculated to include all sales and associated rebates, discounts and other price concessions.
Federal law also requires that a company that participates in the Medicaid drug rebate program report ASP information each quarter to CMS for certain categories of drugs that are paid under Part B of the Medicare program. Manufacturers calculate ASP based on a statutorily defined formula and interpretations of the statute by CMS. CMS uses these submissions to determine payment rates for drugs under Medicare Part B and the resulting Medicare payment rate.
Federal law requires that any company that participates in the Medicaid drug rebate program also participate in the Public Health Service’s 340B drug pricing program in order for federal funds to be available for the manufacturer’s drugs under Medicaid and Medicare Part B. The 340B drug pricing program requires participating manufacturers to agree to charge statutorily-defined covered entities no more than the 340B “ceiling price” for the manufacturer’s covered outpatient drugs. In addition, in order to be eligible to have its products paid for with federal funds under the Medicaid and Medicare Part B programs and purchased by certain federal agencies and grantees, a manufacturer also must participate in the FSS pricing program, established by Section 603 of the Veterans Health Care Act of 1992. Under this program, the manufacturer is obligated to make its “covered drugs” (biologics or innovator drugs) available for procurement on an FSS contract and charge a price to four federal agencies, Department of Veterans Affairs, Department of Defense, Public Health Service, and Coast Guard, that is no higher than the statutory federal ceiling price. The requirements under the 340B and FSS programs could reduce the revenue we may generate from any products that are commercialized in the future and could adversely affect our business and operating results.
Pricing and rebate calculations vary among products and programs. The calculations are complex and are often subject to interpretation by manufacturers, governmental or regulatory agencies, and the courts. The Medicaid rebate amount for each manufacturer is computed each quarter based on the manufacturer’s submission to CMS of its current AMP and, in the case of innovator products, best price figures, for the quarter. If we participate in the Medicaid drug rebate program and become aware that our reporting for a prior quarter was incorrect, or has changed, we will be obligated to resubmit the corrected data for a period not to exceed twelve quarters from the quarter in which the data originally were due. Such restatements and recalculations would increase our costs for complying with the laws and regulations governing the Medicaid drug rebate program. Any corrections to our rebate calculations could result in an overage or underage in our rebate liability for past quarters, depending on the nature of the correction. Price recalculations also may affect the ceiling price at which we would be required to offer our products to certain covered entities, such as safety-net providers, under the 340B drug discount program.
If we participate in the Medicaid drug rebate program or our products are covered under Medicare Part B, we will be liable for errors associated with our submission of pricing data. In addition to retroactive rebates and the potential for 340B program refunds, if we are found to have knowingly submitted false AMP, ASP, or best price information to the government, we may be liable for civil monetary penalties per item of false information. If we are found to have made a misrepresentation in the reporting of our ASP, the Medicare statute provides for civil monetary penalties for each misrepresentation for each day in which the misrepresentation was applied. Our failure to submit monthly/quarterly AMP, ASP, and best price data on a timely basis could result in a civil monetary penalty per day for each day the information is late beyond the due date. Such failure also could be grounds for CMS to terminate our Medicaid drug rebate agreement, pursuant to which we would participate in the Medicaid program. In the event that CMS terminates our rebate agreement, federal payments may not be available under Medicaid or Medicare Part B for our covered outpatient drugs that we are able to successfully commercialize.

Laws and regulations governing any international operations we may have in the future may preclude us from developing, manufacturing and selling certain products outside of the United States and require us to develop and implement costly compliance programs.
If we expand our operations outside of the United States, we must dedicate additional resources to comply with numerous laws and regulations in each jurisdiction in which we plan to operate. The FCPA prohibits any U.S. individual or business from paying, offering, authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with certain accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations.
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
The results of the United Kingdom’s referendum on withdrawal from the E.U. may have a negative effect on global economic conditions, financial markets and our business.
In June 2016, a majority of voters in the United Kingdom elected to withdraw from the E.U. in a national referendum. The government of the United Kingdom is expected to initiate the formal withdrawal procedure by late March 2017. The procedure involves a two-year negotiation period in which the United Kingdom and the E.U. must conclude an agreement setting out the terms of the United Kingdom's withdrawal and the arrangements for the United Kingdom's future relationship with the E.U. This negotiation period could be extended by a unanimous decision of the European Council, in agreement with the United Kingdom. The referendum has created significant uncertainty about the future relationship between the United Kingdom and the E.U., including with respect to the laws and regulations that will apply as the United Kingdom determines which E.U. laws to replace or replicate in the event of a withdrawal. From a regulatory perspective, the United Kingdom's withdrawal could bear significant complexity and risks. A basic requirement related to the grant of a marketing authorization for a medicinal product in the E.U. is that the applicant is established in the E.U. Following the withdrawal of the United Kingdom from the E.U., marketing authorizations previously granted to applicants established in the United Kingdom may no longer be valid. Moreover, depending upon the exact terms of the United Kingdom's withdrawal, there is an arguable risk that the scope of a marketing authorization for a medicinal product granted by the European Commission pursuant to the centralized procedure would not, in the future, include the United Kingdom. In these circumstances, an authorization granted by the United Kingdom's competent authorities would always be required to place medicinal products on the United Kingdom market. In addition, the laws and regulations that will apply after the United Kingdom withdraws from the E.U. would affect the manufacturing sites that hold a manufacturing authorization issued by the United Kingdom competent authorities. Our capability to rely on these manufacturing sites for products intended for the E.U. market would also depend upon the exact terms of the United Kingdom's withdrawal. The referendum has also given rise to calls for the governments of other E.U. Member States to consider withdrawal from the E.U. These developments, or the perception that any of them could occur, have had and may continue to have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Any of these factors could significantly increase the complexity of our activities in the E.U. and in the United Kingdom, could depress our economic activity and restrict our access to capital, which could have a material adverse effect on our business, financial condition and results of operations and reduce the price of our securities.

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
We are exposed to the risk of employee fraud or other misconduct, including intentional failure to comply with FDA regulations or similar regulations of comparable non-U.S. regulatory authorities, including Health Canada, failure to provide accurate information to the FDA or comparable non-U.S. regulatory authorities, including Health Canada or the competent authorities of the E.U. Member States, failure to comply with manufacturing standards we have established, comply with federal and state healthcare fraud and abuse laws and regulations and similar laws and regulations established and enforced by comparable non-U.S. regulatory authorities, and failure to report financial information or data accurately or disclose unauthorized activities to us. Employee misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws, standards or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and results of operations, including the imposition of significant fines or other sanctions.
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
As of December 31, 2016, we had 34 full-time employees and one part-time employee, eight of whom are temporary employees, six hold Ph.D. degrees and one is a medical doctor. As our development and commercialization plans and strategies develop, or as a result of any future acquisitions, we will need additional managerial, operational, sales, marketing, financial and other resources. Our management, personnel and systems that are currently in place may not be adequate to support this future growth. Future growth would impose significant added responsibilities on members of management, including:

•	managing our clinical trials effectively;

•	identifying, recruiting, maintaining, motivating and integrating additional employees;

•	managing our internal development efforts effectively while complying with our contractual obligations to licensors, licensees, contractors and other third parties;

•	improving our managerial, development, operational and finance systems; and

•	expanding our facilities.
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
As of March 23, 2017, our current executive officers and directors, combined with our stockholders who own more than 5% of our outstanding common stock, in the aggregate, beneficially owned shares representing 52.1% of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.
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

Moreover, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, or DGCL, which prohibits a person who owns in excess of 15% of our outstanding voting stock from merging or combining with us for a period of three years after the date of the transaction in which the person acquired in excess of 15% of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner.
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
The trading price of our common stock has and may continue to fluctuate significantly. During the period from January 4, 2016 to March 23, 2017, the closing sales price of our common stock ranged from a high of $5.97 per share to a low of $0.25 per share. Our stock price experienced significant volatility in May 2015 after we announced that we failed to meet either of the two co-primary endpoints in our Phase 3 clinical trial of isunakinra in patients with moderate to severe dry eye disease and in January 2016 after we announced that we failed to meet the primary endpoint in our Phase 3 clinical trial of isunakinra in patients with allergic conjunctivitis. Furthermore, the stock market in general and the market for smaller biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, our stockholders may not be able to sell their common stock at or above the price at which they purchased their shares. The market price for our common stock may be influenced by many factors, including:

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
As of December 31, 2016, we had U.S. federal net operating loss, or NOL, carryforwards of $111.4 million, state NOL carryforwards of $110.6 million and U.S. federal and state research and development tax credit carryforwards of $1.9 million and $1.1 million, respectively. These U.S. federal and state NOL carryforwards and U.S. federal and state tax credit carryforwards expire at various dates beginning in 2025 through 2036, if not utilized. Utilization of these NOL and tax credit carryforwards may be subject to a substantial limitation under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, and comparable provisions of state, local and foreign tax laws due to changes in ownership of our company that have occurred previously or that could occur in the future. Under Section 382 of the Code and comparable provisions of state, local and foreign tax laws, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change by value in its equity ownership over a three year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes, such as research and development tax credits, to reduce its post-change income may be limited. We have determined that it is more likely than not that our net operating and tax credit amounts disclosed are subject to a material limitation under Section 382. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, if we generate taxable income, our ability to use our pre-change NOL and tax credits carryforwards to reduce U.S. federal and state taxable income may be subject to limitations, which could result in increased future tax liability to us.
A significant portion of our total outstanding shares are eligible to be sold into the market, which could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of March 23, 2017, we had outstanding 24,700,746 shares of common stock. Of these shares, 8,746,736 shares are restricted securities under Rule 144 under the Securities Act of 1933, as amended, or Securities Act. Any of our remaining shares that are not restricted securities under Rule 144 under the Securities Act may be resold in the public market without restriction unless purchased by our affiliates.
Moreover, holders of an aggregate of 9,795,963 shares of our common stock, including 3,582,328 shares of common stock issued in connection with the acquisition of Viventia, have rights, subject to specified conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have filed registration statements on April 9, 2014, March 12, 2015 and March 31, 2016 registering all shares of common stock that we may issue under our equity compensation plans. As of March 23, 2017, we had outstanding options to purchase an aggregate of 1,717,181 shares of our common stock, of which options to purchase 862,934 shares were vested. These shares can be freely sold in the public market upon issuance, subject to volume, notice and manner of sale limitations applicable to affiliates.
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
We have taken advantage of reduced reporting burdens in this Annual Report on Form 10-K for the annual period ended December 31, 2016, including reduced disclosure regarding executive compensation related information that would be required if we were not an emerging growth company. We expect to continue, in our public reporting, to take advantage of some or all of the reporting exemptions available to emerging growth companies. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.
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
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, we are required to furnish a report by our management on our internal control over financial reporting. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we are engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404. As of December 31, 2016 there was a material weakness in our controls over the financial reporting process related to business combinations. As a result of a lack of expertise in our finance and accounting group related to the accounting for business combinations, we lacked sufficient review of assumptions used and conclusions reached from the perspective of a typical market participant used in the acquisition valuation model. If we fail to remedy this material weakness or identify one or more additional material weaknesses in our internal control over financial reporting, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.
If we are unable to successfully remediate the existing material weakness in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities.
In preparing our consolidated financial statements as of December 31, 2016 and 2015 and for the three years ended December 31, 2016, our management concluded that, as of December 31, 2016, we had a material weaknesses in our internal control over financial reporting related to accounting for business combinations. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.
The material weakness in our internal control over financial reporting was attributable primarily to our lack of expertise in our finance and accounting group related to the accounting for business combinations. These deficiencies included, but were not limited to, our existing financial reporting and accounting personnel lacking sufficient and appropriate knowledge of U.S. GAAP and SEC rules and regulations related to business combinations. In response to this material weakness, we are currently evaluating the controls and procedures we will design and put in place to address the material weakness and plan to implement appropriate measures as part of this effort. These actions may include adding personnel, which may include one or more employees to our finance and accounting group and/or the engagement of independent consultants to aid us in our review of business combinations. However, we cannot assure you that we will be successful in pursuing these measures or that these measures will significantly improve or remediate the material weakness described above. We also cannot assure you that we have identified all of our existing material weaknesses, or that we will not in the future have additional material weaknesses. We have not yet remediated our material weakness, and the remediation measures that we intend to implement may be insufficient to address our existing material weakness or to identify or prevent additional material weaknesses.

If we are unable to remediate this weakness, or otherwise to conclude that our internal control over financial reporting is effective, or if our independent auditors determine that we have a material weakness in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities.
Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.
We are subject to the periodic reporting requirements of the Securities Exchange Act of 1934, as amended, or Exchange Act. Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to management, recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements or insufficient disclosures due to error or fraud may occur and not be detected.
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

Item 1B.	Unresolved Staff Comments.
Not applicable.

Item 2.	Properties.
Our manufacturing facility is located in Winnipeg, Manitoba, Canada, which we operate under a five-year renewable lease through September 2020 with a right to renew the lease for one subsequent five-year term. The manufacturing facility consists of an approximately 31,400 square foot manufacturing, laboratory, warehouse and office facility. Our U.S. corporate headquarters is located in Cambridge, MA, where we occupy office space under a lease that was executed in October 2016. The initial term of the lease expires in July 2017, after which the lease will continue on a month-to-month basis unless terminated by either party with the requisite notice. We also have office space in Philadelphia, PA, where we occupy office space under a lease that was executed in September 2015. The initial term of the lease expired in August 2016, after which the lease has continued on a month-to-month basis unless terminated by either party with the requisite notice. We also have office space in Toronto, Ontario, Canada, where we occupy office space under a lease that is on a month-to-month basis unless terminated by either party with the requisite notice. We believe that our existing facilities are adequate to meet our current needs, and that suitable additional alternative spaces will be available in the future on commercially reasonable terms.

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
Our common stock trades on the NASDAQ Global Market under the symbol “EBIO”. The following table sets forth for the period indicated the high and low sale prices per share for our common stock as reported on the NASDAQ Global Market for the period indicated:

	Market Price
	High	Low
First quarter 2015	$13.50	$8.92
Second quarter 2015	$13.78	$2.61
Third quarter 2015	$8.00	$2.25
Fourth quarter 2015	$3.30	$2.24
First quarter 2016	$3.00	$0.25
Second quarter 2016	$3.80	$0.31
Third quarter 2016	$5.97	$1.58
Fourth quarter 2016	$3.23	$1.32
As of March 23, 2017, we had 33 holders of record of our common stock. This number does not include beneficial owners whose shares were held in street name.
We have never declared or paid any cash dividends on our common stock. We currently intend to retain future earnings to fund the development and growth of our business. We do not expect to pay any cash dividends in the foreseeable future.
Recent Sales of Unregistered Securities
During the fiscal year ended December 31, 2016, we had no sales of unregistered securities that have not been previously disclosed in a Current Report on Form 8-K or Quarterly Report on Form 10-Q.
Purchase of Equity Securities
We did not purchase any of our registered equity securities during the period covered by this Annual Report on Form 10-K.

Item 6.	Selected Financial Data.
You should read the following selected financial data together with our consolidated financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Annual Report on Form 10-K. We have derived the consolidated statement of operations and comprehensive income (loss) data for the years ended December 31, 2016, 2015 and 2014 and the consolidated balance sheet data as of December 31, 2016 and 2015 from our audited consolidated financial statements included in this Annual Report on Form 10-K. We derived the consolidated statement of operations and comprehensive income (loss) data for the years ended December 31, 2013 and 2012 and the consolidated balance sheet data as of December 31, 2014, 2013 and 2012 from our audited financial statements that are not included elsewhere in this Annual Report on Form 10-K. Our historical results for any prior period are not necessarily indicative of results to be expected in any future period. With respect to the selected financial data as of and for the year ended December 31, 2016, the following table takes in account the completion of our acquisition of Viventia on September 20, 2016. See Notes 2 and 3 within the notes to our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for further explanation regarding the effect of the Acquisition.

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands, except per share data)
Consolidated Statement of Operations and Comprehensive Income (Loss) Data:
Revenue:
Collaboration revenue	$406	$490	$2,243	$1,334	$—
License revenue	29,575	500	—	—	—
Total revenue	29,981	990	2,243	1,334	—
Operating expenses:
Research and development	13,479	26,336	26,703	13,788	15,263
General and administrative	14,736	9,850	8,471	4,024	4,213
(Gain) loss from change in fair value of contingent consideration	(1,100)	—	—	—	—
Total operating expenses	27,115	36,186	35,174	17,812	19,476
Income (loss) from operations	2,866	(35,196)	(32,931)	(16,478)	(19,476)
Other income (expense):
Other income (expense), net	(723)	3,139	(849)	(147)	(13)
Interest expense	(247)	(1,395)	(376)	(1,400)	(168)
Total other income (expense), net	(970)	1,744	(1,225)	(1,547)	(181)
Net income (loss) before income taxes	1,896	(33,452)	(34,156)	(18,025)	(19,657)
Provision for income taxes	5	—	—	—	—
Net income (loss) and comprehensive income (loss)	$1,891	$(33,452)	$(34,156)	$(18,025)	$(19,657)
Cumulative preferred stock dividends and accretion of preferred stock discount	—	—	(519)	(3,857)	(3,111)
Net income (loss) applicable to common stockholders	$1,891	$(33,452)	$(34,675)	$(21,882)	$(22,768)
Net income (loss) per share applicable to common stockholders—basic	$0.09	$(1.76)	$(2.37)	$(16.18)	$(22.93)
Weighted-average number of common shares used in net income (loss) per share applicable to common stockholders—basic	21,083	18,993	14,644	1,352	993
Net income (loss) per share applicable to common stockholders—diluted	$0.09	$(1.76)	$(2.37)	$(16.18)	$(22.93)
Weighted-average number of common shares used in net income (loss) per share applicable to common stockholders—diluted	21,733	18,993	14,644	1,352	993

See Note 2 within the notes to our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for a description of the method used to calculate basic and diluted net income (loss) per share applicable to common stockholders.

	As of December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$25,342	$36,079	$54,059	$7,942	$7,882
Working capital	21,947	28,731	49,199	2,677	6,446
Total assets	104,097	36,825	55,000	11,237	9,503
Notes payable, net of current portion	—	9,763	9,749	2,876	1,769
Warrant liability	5	115	3,219	297	147
Convertible preferred stock	—	—	—	56,678	45,035
Accumulated deficit	(123,311)	(125,202)	(91,750)	(57,594)	(39,569)
Total stockholders’ equity (deficit)	38,677	18,944	36,826	(54,332)	(39,296)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes to those financial statements appearing in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in Part I, Item IA, “Risk Factors” of this Annual Report on Form 10-K, our actual results could differ materially from the results described in or implied by the forward-looking statements.
Overview
We are a biologics oncology company primarily focused on designing, engineering and developing targeted protein therapeutics. Our TPTs are single-protein therapeutics composed of targeting moieties genetically fused via linker domains to cytotoxic protein payloads that are produced through our proprietary one-step manufacturing process. We target tumor cell surface antigens that allow for rapid internalization into the targeted cancer cell and have limited expression on normal cells. We have designed our TPTs to overcome the fundamental efficacy and safety challenges inherent in existing antibody drug conjugates, or ADCs, where a payload is chemically attached to a targeting antibody.
Our most advanced product candidate is Vicinium, which is a locally-administered TPT. In the third quarter of 2015, we, through our recently acquired subsidiary Viventia, commenced in the United States and Canada a Phase 3 clinical trial of Vicinium for the treatment of subjects with high-grade non-muscle invasive bladder cancer, or NMIBC. Our second most advanced product candidate is Proxinium, a locally-administered TPT intended for the treatment of EpCAM positive squamous cell carcinoma of the head and neck, or SCCHN. A Phase 1/2a clinical trial will explore the potential of Proxinium in combination with a checkpoint inhibitor for the treatment of SCCHN and is planned to commence enrollment in the second half of 2017. We are also developing cancer therapies for systemic administration utilizing our TPT platform and our proprietary payload deBouganin. We may explore additional therapeutic indications for Vicinium and Proxinium.
Our locally-administered TPTs contain a targeting moiety that is designed to bind to EpCAM, which is a protein over expressed in many cancers. This targeting moiety is genetically fused to a truncated form of ETA, which is an immunogenic cytotoxic protein payload that is produced by the bacterial species, Pseudomonas. These product candidates are designed to bind to EpCAM on the surface of cancer cells. The TPT-EpCAM complex is subsequently internalized into the cell and, once inside the cell, the TPT is cleaved by a cellular enzyme to release the cytotoxic protein payload, thus enabling cancer cell-killing. We believe that our TPTs designed for local administration may not only directly kill cancer cells through a targeted delivery of a cytotoxic protein payload, but also potentiate an anti-cancer therapeutic immune response in cancer cells near the site of administration. This immune response is believed to be triggered by both the immunogenic cell death of the cancer cells due to our payloads’ mechanism of action and the subsequent release of tumor antigens and the immunologically active setting created by the nature of the cytotoxic protein payloads.
Our early pipeline product candidate, VB6-845d, is being developed for systemic administration as a treatment for multiple types of EpCAM-positive solid tumors. VB6-845d is a TPT consisting of an EpCAM targeting Fab genetically linked to deBouganin, a novel plant derived cytotoxic payload that we have optimized for minimal immunogenic potential.
We were incorporated and commenced active operations in early 2008, and our operations to date have been limited to organizing and staffing our company, acquiring rights to intellectual property, business planning, raising capital, developing our technology, identifying potential product candidates, undertaking pre-clinical studies and conducting clinical trials. To date, we have financed our operations primarily through private placements of our common stock and preferred stock and convertible bridge notes, venture debt borrowings, our IPO, sales effected in an “at-the-market” offering through our agent, Cowen and Company, LLC, or Cowen, from the License Agreement with Roche, and, to a lesser extent, from our former collaboration agreement with ThromboGenics N.V., or ThromboGenics. We have devoted substantially all of our financial resources and efforts to research and development activities. We have not completed development of any of our product candidates. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year.
License Agreement with Roche
On June 10, 2016, we entered into the License Agreement with Roche. Under the License Agreement, we granted Roche an exclusive, worldwide license to develop and commercialize, at its cost, our monoclonal antibody EBI-031 and all other IL-6 antagonist antibody technology owned by us.
Roche paid an upfront license fee of $7.5 million and a development milestone payment of $22.5 million as a result of the IND application for EBI-031 becoming effective. Roche has also agreed to pay up to an additional $240.0 million upon the achievement of specified regulatory, development and commercial milestones. In addition, we are entitled to receive royalty payments in accordance with a tiered royalty rate scale, with rates ranging from 7.5% to 15% for net sales of potential future products containing EBI-031 and up to 50% of these rates for net sales of potential future products containing other IL-6 compounds, with each of the royalties subject to reduction under certain circumstances and to the buy-out options of Roche.
Liquidity
Since inception, we have incurred significant operating losses and expect to continue to incur operating losses for the foreseeable future. We had net income of $1.9 million for the year ended December 31, 2016 due to the $29.6 million of revenue from the License Agreement; however, we have incurred net losses of $33.5 million for the year ended December 31, 2015 and $34.2 million for the year ended December 31, 2014. As of December 31, 2016, we had an accumulated deficit of $123.3 million.
We do not know when, or if, we will generate any revenue from the sale of our product candidates as we seek regulatory approval for, and potentially begin to commercialize, any of our product candidates. We anticipate that we will continue to incur losses for the next several years, and we expect the losses to increase as we continue the development of, and seek regulatory approvals for, our product candidates, and begin to commercialize any approved products. We are subject to all of the risks common to the development of new products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. Until we can generate substantial revenue from commercial sales, if ever, we expect to seek additional capital through a combination of private and public equity offerings, debt financings, strategic collaborations and alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of existing shareholders will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of existing shareholders. Debt financing, if available, may involve agreements that include liens or other restrictive covenants limiting our ability to take important actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through strategic collaborations and alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or grant licenses on terms that are not favorable to us. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate our development or commercialization efforts or grant rights to develop and market our technologies that we would otherwise prefer to develop and market ourselves.
Our future capital requirements will depend on many factors, including:

•	the scope, initiation, progress, timing, costs and results of pre-clinical development and laboratory testing and clinical trials for our product candidates;

•	our ability to establish collaborations on favorable terms, if at all, particularly manufacturing, marketing and distribution arrangements for our product candidates;

•	the costs and timing of the implementation of commercial-scale manufacturing activities;

•	the costs and timing of establishing sales, marketing and distribution capabilities for our product candidates;

•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims;

•	our obligation to make milestone, royalty and other payments to third-party licensors under our licensing agreements;

•	the extent to which we in-license or acquire rights to other products, product candidates or technologies;

•
the outcome, timing and cost of regulatory review by the FDA and comparable foreign regulatory authorities, including the potential for the FDA or comparable foreign regulatory authorities, including Health Canada, to require that we perform more studies or clinical trials than those that we currently expect;

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
We believe that our cash and cash equivalents of $25.3 million as of December 31, 2016 will be sufficient to fund our current operating plan into early 2018; however, we have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.
Financial Operations Overview
Revenue
To date, we have not generated any revenues from the sale of products. Substantially all of our revenue to date has been derived from a license agreement and, to a lesser extent, from a collaboration. We do not expect to generate significant product revenue unless and until we obtain marketing approval for, and commercialize our product candidates.
Under the terms of the License Agreement with Roche, Roche paid an upfront license fee of $7.5 million and a development milestone payment of $22.5 million as a result of the IND application for EBI-031 becoming effective.
We also have generated revenue from our collaboration and license agreement with ThromboGenics, which we entered into in May 2013. Under the agreement, we and ThromboGenics collaborated to seek to identify protein or peptide therapeutics that directly modulate any of a specified set of targets in a novel pathway in retinal disease. In connection with the agreement, ThromboGenics paid us an upfront technology licensing fee of $1.75 million and paid us to perform activities under the agreement at a set rate per full-time equivalent person working on collaboration activities. On August 1, 2016, we received notice from ThromboGenics of ThromboGenics’s termination, effective as of October 31, 2016, of the agreement.
Research and Development Expenses
Research and development expenses consist primarily of costs incurred for the development of our product candidates, which include:

•	employee-related expenses, including salaries, benefits, travel and stock-based compensation expense;

•	expenses incurred under agreements with CROs, and investigative sites that conduct our clinical trials;

•	expenses associated with developing manufacturing capabilities and manufacturing clinical trial materials;

•	facilities, depreciation, and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, insurance, and other supplies; and

•	expenses associated with pre-clinical, clinical and regulatory activities.
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
We allocate direct research and development expenses, consisting principally of external costs, such as fees paid to investigators, consultants, central laboratories and CROs in connection with our clinical trials, and costs related to manufacturing or purchasing clinical trial materials, to specific product programs. We do not allocate employee and contractor-related costs, costs associated with our platform and facility expenses, including depreciation or other indirect costs, to specific product programs because these costs are deployed across multiple product programs under research and development and, as such, are separately classified. The table below provides research and development expenses incurred for our Vicinium, EBI-031 and isunakinra product programs and other expenses by category. Following the acquisition of Viventia, our research and development expenses for Vicinium and Proxinium will materially increase during subsequent periods. We did not allocate research and development expenses to Proxinium or any other product programs during the periods presented:

	Year ended December 31,
	2016	2015	2014
	(in thousands)
Programs:
Vicinium (1)	$1,564	$—	$—
EBI-031 (2)	2,996	5,384	—
Isunakinra/EBI-005 (3)	1,653	14,455	19,820
Total direct program expenses	6,213	19,839	19,820
Personnel and other expenses:
Employee and contractor-related expenses	5,863	4,762	4,620
Platform-related lab expenses	479	620	855
Facility expenses	561	536	473
Other expenses	363	579	935
Total personnel and other expenses	7,266	6,497	6,883
Total research and development expenses	$13,479	$26,336	$26,703
(1) Our development activities for Vicinium will increase significantly during subsequent periods.
(2) Beginning August 16, 2016, Roche is responsible for all development costs for EBI-031.

(3) Our development activities for isunakinra are no longer ongoing as of December 31, 2016.
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
Other Income (Expense), Net
Other income and expense consists primarily of interest income earned on cash and cash equivalents, interest expense on outstanding debt, the gain or loss associated with the change in the fair value of our common and preferred stock warrant liability that were carried at fair value, the loss on extinguishment of debt and the expense related to the issuance costs allocated to warrants measured at fair value.
Critical Accounting Policies and Significant Judgments and Estimates
This management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which we have prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, accrued research and development expenses, stock-based compensation, fair value of warrants to purchase common stock, fair value of intangible assets and goodwill, income taxes including the valuation allowance for deferred tax assets, contingent consideration and going concern considerations. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
While our significant accounting policies are described in more detail in the notes to our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K, we believe the following accounting policies to be most critical to the judgments and estimates used in the preparation of our financial statements.
Revenue Recognition
We recognize revenue in accordance with Accounting Standards Codification, or ASC, Topic 605, Revenue Recognition and evaluate multiple-element arrangements based on the guidance in ASC Topic 605-25, Revenue Recognition-Multiple-Element Arrangements, or ASC 605-25. Revenues from license arrangements are recognized when persuasive evidence of an arrangement exists, delivery of goods or services has occurred, including title to the product, and associated risk of loss has passed to the customer, the price is fixed or determinable, collection from the customer has been reasonably assured, all performance obligations have been met, and any associated reductions of revenue can be reasonably estimated. We license certain rights to our product candidates to third parties. Activities under licensing agreements are evaluated to determine if they represent a multiple element arrangement. We identify the deliverables included within the agreement and evaluate which deliverables represent separate units of accounting. We account for those components as separate units of accounting if the following two criteria are met:

•	the delivered item or items have stand-alone value to the customer; and

•	delivery or performance of the undelivered item(s) is considered probable and substantially in our control, and the arrangement includes a general right of return relative to the delivered item(s).

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

We determine the selling price on the basis of vendor-specific objective evidence, or VSOE, third party evidence, or best estimate of selling price. VSOE is the price charged for a deliverable when it is sold separately. Third party evidence is the price that we or vendors charge for a similar deliverable when sold separately. Best estimate is the price at which we would sell the deliverable if the deliverable were sold by us regularly on a stand-alone basis.

In the case of our License Agreement with Roche, we concluded that the License Agreement contains the following deliverables: 1) an exclusive, worldwide license, including the right to sublicense, to its patent and know-how related to our monoclonal antibody EBI-031 or any other IL-6 antagonist anti-IL-6 monoclonal antibody; 2) IND regulatory clearance activities; 3) conduct a tissue cross-reactivity study; 4) transfer pre-clinical inventory, and 5) perform de minimus post-effective date services. We determined that the License Agreement contains four units of accounting. The de minimis post-effective date services were not determined to be substantive, and thus were not considered units of accounting. The $29.9 million of allocable arrangement consideration was allocated to each of the units of accounting using the relative selling price method based on our best estimate of selling price of each of the units of accounting. The best estimate of selling price of the license was calculated using a discounted cash flow model that included the following key assumptions: the development timeline of EBI-031, future revenue forecast for EBI-031, and an appropriate discount rate to discount the related cash flows and probability of successful development. The best estimate of selling price of the remaining deliverables was based on estimated costs plus a reasonable margin. The allocation of arrangement consideration was not particularly sensitive to changes in our best estimate of selling price given the significant value ascribed to the license deliverable.

When multiple deliverables are combined and accounted for as a single unit of accounting, we base our revenue recognition on the last element to be delivered using the straight-line or proportional performance method depending on our ability to estimate the timing of the delivery of the performance obligation. Amounts received or recorded as receivable prior to satisfying the associated revenue recognition criteria are recorded as deferred revenue in the consolidated balance sheets. Amounts not expected to be recognized within one year following the balance sheet date are classified as non-current deferred revenue.

If a future milestone payment under a license agreement is contingent upon the achievement of a substantive milestone, license revenue is recognized in its entirety in the period in which the milestone is achieved. Non-substantive milestone payments that are paid based on the passage of time or as a result of the licensee’s performance are allocated to the units of accounting within the arrangement and recognized as revenue when those deliverables are satisfied. A milestone is substantive if:

•	it can only be achieved based in whole or in part on either our performance or the occurrence of a specific outcome resulting from our performance;

•	there is substantive uncertainty at the date an arrangement is entered into that the event will be achieved; and

•	it would result in additional payments being due to us.

Options are considered substantive if, at the inception of the arrangement, we are at risk as to whether the licensee will choose to exercise the option. Factors that we consider in evaluating whether an option is substantive include the overall objective of the arrangement, the benefit the licensee might obtain from the arrangement without exercising the option, the cost to exercise the option and the likelihood that the option will be exercised. For arrangements under which an option is considered substantive, we do not consider the item underlying the option to be a deliverable at the inception of the arrangement and the associated option fees are not included in allocable arrangement consideration, assuming the option is not priced at a significant and incremental discount. Conversely, for arrangements under which an option is not considered substantive or if an option is priced at a significant and incremental discount, we would consider the item underlying the option to be a deliverable at the inception of the arrangement and a corresponding amount would be included in allocable arrangement consideration.

Commercial milestone and royalty payments received under license agreements are recognized as license revenue when they are earned.
Accrued Research and Development Expenses
As part of the process of preparing our consolidated financial statements, we are required to estimate our accrued expenses. This process involves reviewing quotes and contracts, identifying services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of the actual cost. The majority of our service providers invoice us monthly in arrears for services performed or when contractual milestones are met. We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us at that time. We periodically confirm the accuracy of our estimates with the service providers and make adjustments if necessary. The significant estimates in our accrued research and development expenses are related to fees paid to CROs and other vendors in connection with research and development activities for which we have not yet been invoiced.
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
Stock-based Compensation
We account for all stock-based compensation payments to employees, directors and non-employees using an option pricing model for estimating fair value. Accordingly, stock-based compensation expense is measured based on the estimated fair value of the awards on the date of grant, net of estimated forfeitures. We recognize stock-based compensation expense for the portion of the award that is ultimately expected to vest over the period during which the recipient renders the required services to us using the straight-line method. In accordance with authoritative guidance, we remeasure the fair value of non-employee stock-based awards as the awards vest, and recognize the resulting value, if any, as expense during the period the related services are rendered.
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

Year Ended December 31,
	2016	2015	2014
Risk-free interest rate	1.23-2.38%	1.42-1.92%	1.67-2.02%
Expected dividend yield	—%	—%	—%
Expected term (in years)	5.5-6	5.75-6	5.75-6
Expected volatility	71.44-92.09%	69.06-74.11%	60.00-69.58%

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
Business Combinations
On September 20, 2016, we completed our acquisition of Viventia for total consideration of $59.7 million, consisting of common stock consideration of $13.5 million and contingent consideration with an estimated fair value of $46.2 million. Future changes in our estimates of contingent consideration may impact research and development expense in future periods. The estimated fair value of the contingent consideration is based upon significant assumptions regarding probabilities of successful achievement of related milestones, the estimated timing in which the milestones are achieved and discount rates. The estimated fair value could materially differ from actual values or fair values determined using different assumptions.
This transaction was accounted for as a business combination under the purchase method of accounting. Accordingly, the tangible assets and identifiable intangible assets acquired and liabilities assumed were recorded at fair value as of the date of acquisition, with the remaining purchase price recorded as goodwill. The estimated fair values of acquired assets and assumed liabilities were determined using the methods discussed in the following paragraphs and require significant judgment and estimates, which could materially differ from actual values and fair values determined using different methods or assumptions.
The purchase accounting for our acquisition of Viventia is preliminary and subject to completion upon obtaining the necessary remaining information, which principally includes information with respect to the market for Vicinium outside the U.S. We are in the process of obtaining this information and will update the valuation for the changes as the information is obtained. Changes to these assumptions could cause an impact to (1) the valuation of contingent consideration, (2) the identification and valuation of assets acquired, including intangible assets and related goodwill and (3) the related tax impacts of the acquisition. We have preliminarily valued the acquired assets and liabilities based on their estimated fair value. The preliminary fair values included in the consolidated balance sheet as of December 31, 2016 are based on our best estimates. Any adjustments to the preliminary fair values will be made as such information becomes available, but no later than September 19, 2017.
Goodwill
Goodwill represents the difference between the purchase price and the fair value of the identifiable tangible and intangible net assets when accounted for using the purchase method of accounting. Goodwill is not amortized, but is reviewed for impairment. We test our goodwill for impairment annually, or whenever events or changes in circumstances indicate an impairment may have occurred, by comparing its carrying value to its implied fair value in accordance with ASC Topic 350, Intangibles - Goodwill and Other, or ASC 350. Impairment may result from, among other things, deterioration in the performance of the acquired asset, adverse market conditions, adverse changes in applicable laws or regulations and a variety of other circumstances. If we determine that an impairment has occurred, a write-down of the carrying value and an impairment charge to operating expenses in the period the determination is made is recorded. In evaluating the carrying value of goodwill, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the acquired assets. Changes in strategy or market conditions could significantly impact those judgments in the future and require an adjustment to the recorded balances. We have not recognized any impairment charges related to goodwill.
Indefinite-Lived Intangible Assets
In accordance with ASC 350, during the period that an asset is considered indefinite-lived, such as in-process research and development, or IPR&D, it will not be amortized. Acquired IPR&D represents the fair value assigned to research and development assets that have not reached technological feasibility. The value assigned to acquired IPR&D is determined by estimating the costs to develop the acquired technology into commercially viable products, estimating the resulting revenue from the projects, and discounting the net cash flows to present value. The revenue and costs projections used to value acquired IPR&D are, as applicable, reduced based on the probability of success of developing a new drug. Additionally, the projections consider the relevant market sizes and growth factors, expected trends in technology, and the nature and expected timing of new product introductions by us and our competitors. The rates utilized to discount the net cash flows to their present value are commensurate with the stage of development of the projects and uncertainties in the economic estimates used in the projections. Upon the acquisition of IPR&D, we complete an assessment of whether its acquisition constitutes the purchase of a single asset or a group of assets. Multiple factors are considered in this assessment, including the nature of the technology acquired, the presence or absence of separate cash flows, the development process and stage of completion, quantitative significance and the rationale for entering into the transaction. Indefinite-lived assets are maintained on our consolidated balance sheet until either the project underlying it is completed or the asset becomes impaired. Indefinite-lived assets are tested for impairment on an annual basis, or whenever events or changes in circumstances indicate the reduction in the fair value of the IPR&D asset is below its respective carrying amount. If we determine that an impairment has occurred, a write-down of the carrying value and an impairment charge to operating expenses in the period the determination is made is recorded. When development of an IPR&D asset is complete the associated asset would be deemed finite-lived and would then be amortized based on its respective estimated useful life at that point.
Contingent Consideration
Each reporting period, we revalue the contingent consideration obligations associated with business combinations to their fair value and record increases in their fair value as contingent consideration expense and decreases in the fair value as contingent consideration income. Changes in contingent consideration result from changes in the assumptions regarding probabilities of successful achievement of regulatory milestones and commercial sales, the period in which these milestones and sales are expected to be achieved, the level of commercial sales of Vicinium, and discount rates used to estimate the fair value of the liability. Significant changes in any of these assumptions would result in a significantly higher or lower fair value measurement.
Recently Issued Accounting Pronouncements
See Note 2 within the notes to our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for a discussion on recently issued accounting pronouncements.
Emerging Growth Company Status
The JOBS Act permits an “emerging growth company” such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies until those standards would otherwise apply to private companies. We have irrevocably elected to “opt out” of this provision and, as a result, we will comply with new or revised accounting standards as required when they are adopted.
Results of Operations
Comparison of the Years Ended December 31, 2016 and 2015

	Year ended December 31,
	2016	2015	Change
	(in thousands)
Revenue:
Collaboration revenue	$406	$490	$(84)
License revenue	29,575	500	29,075
Total revenue	29,981	990	28,991
Operating expenses:
Research and development	13,479	26,336	(12,857)
General and administrative	14,736	9,850	4,886
(Gain) loss from change in fair value of contingent consideration	(1,100)	—	(1,100)
Total operating expenses	27,115	36,186	(9,071)
Income (loss) from operations	2,866	(35,196)	38,062
Other income (expense), net	(970)	1,744	(2,714)
Net income (loss) before income taxes	1,896	(33,452)	35,348
Provision for income taxes	5	—	5
Net income (loss) and comprehensive income (loss)	$1,891	$(33,452)	$35,343
Revenue. Revenue was $30.0 million for the year ended December 31, 2016 compared to $1.0 million for the year ended December 31, 2015. The increase was due primarily to revenue recognized related the fees and a milestone payment received from Roche under the License Agreement, which was partially offset by reduced fees under our former collaboration agreement with ThromboGenics.
Research and development expenses. Research and development expenses were $13.5 million for the year ended December 31, 2016 compared to $26.3 million for the year ended December 31, 2015. The decrease of $12.9 million was due primarily to a decrease of $12.8 million of isunakinra-related development expenses, which development activities are no longer ongoing, as well as decreases in EBI-031 related development expenses of $2.4 million due to the License Agreement with Roche. These decreases were partially offset by increases in Vicinium related development expenses since September 20, 2016, the date of acquisition, of $1.6 million. In addition, employee and contractor-related expenses, including stock-based compensation and severance, were $5.9 million for the year ended December 31, 2016 compared to $4.8 million for the year ended December 31, 2015.
General and administrative expenses. General and administrative expenses were $14.7 million for the year ended December 31, 2016 compared to $9.9 million for the year ended December 31, 2015. The increase of $4.9 million was due primarily to increased severance, retention and stock-based compensation expenses and professional fees related to the License Agreement with Roche, our review of strategic alternatives and the acquisition of Viventia.
(Gain) loss from change in fair value of contingent consideration. The change in fair value of contingent consideration was $(1.1) million for the year ended December 31, 2016 due primarily to the increase in the discount rate. There was no change in the fair value of the contingent consideration for the year ended December 31, 2015.
Other income (expense), net. Other income (expense), net was $(1.0) million for the year ended December 31, 2016 compared to $1.7 million for the year ended December 31, 2015. The change of $(2.7) million was due primarily to the decrease in the change in the fair value of our warrant liability from $3.1 million in 2015 to $0.1 million in 2016. In addition, there was a loss on extinguishment of debt in 2016 of $0.9 million associated with the prepayment of the loan with Silicon Valley Bank, or SVB. These changes were partially offset by a decrease in interest expense from $1.4 million in 2015 to $0.2 million in 2016.
Comparison of the Years Ended December 31, 2015 and 2014

	Year ended December 31,
	2015	2014	Change
	(in thousands)
Revenue:
Collaboration revenue	$490	$2,243	$(1,753)
License revenue	500	—	500
Total revenue	990	2,243	(1,253)
Operating expenses:
Research and development	26,336	26,703	(367)
General and administrative	9,850	8,471	1,379
Total operating expenses	36,186	35,174	1,012
Loss from operations	(35,196)	(32,931)	(2,265)
Other income (expense), net	1,744	(1,225)	2,969
Net loss and comprehensive loss	$(33,452)	$(34,156)	$704
Revenue. Revenue was $1.0 million for the year ended December 31, 2015 compared to $2.2 million for the year ended
December 31, 2014. The decrease of $1.3 million was due largely to less revenue recognized pursuant to the ThromboGenics collaboration agreement. The decrease was partially offset by $0.5 million of revenue recognized from a license agreement entered into in December 2015.
Research and development expenses. Research and development expenses were $26.3 million for the year ended December 31, 2015 compared to $26.7 million for the year ended December 31, 2014. The decrease of $0.4 million was due primarily to a one-time license fee paid in 2014, in connection with the license agreement with The Schepens Eye Research Institute. In addition, there was a decrease of $5.4 million of isunakinra-related development expenses, based on our decision to discontinue development of isunakinra due to results obtained in our two Phase 3 clinical trials in patients with dry eye disease and allergic conjunctivitis. This decrease in isunakinra-related development expenses was offset by increases in EBI-031 related development expenses of $5.4 million during the year ended December 31, 2015, which were incurred as part of our chemistry, manufacturing, and controls development work and nonclinical safety studies to support the submission of an IND to the FDA.
General and administrative expenses. General and administrative expenses were $9.9 million for the year ended December 31, 2015 compared to $8.5 million for the year ended December 31, 2014. The increase of $1.4 million was due primarily to increased operating costs as a result of our continued transition from a private company to a public company, including legal, accounting, insurance and investor relations expenses. In addition, we incurred professional fees related to our pursuit of collaborative or other strategic opportunities during the year ended December 31, 2015.
Other income (expense), net. Other income (expense), net was $1.7 million for the year ended December 31 2015 compared to
$(1.2) million for the year ended December 31, 2014. The change of $3.0 million was due primarily to the decrease in the fair value of our warrant liability partially offset by an increase in interest expense associated with additional borrowings from
SVB.
Liquidity and Capital Resources
Sources of Liquidity
Since inception, we have incurred significant operating losses and expect to continue to incur operating losses for the foreseeable future. Substantially all of our revenue to date has been from the License Agreement and, to a lesser extent, from our former collaboration agreement with ThromboGenics. To date, we have financed our operations primarily through private placements of our common stock, preferred stock and bridge notes convertible into our preferred stock, venture debt borrowings, our IPO, sales effected in an “at-the-market” offering through our agent, Cowen, the License Agreement with Roche and, to a lesser extent, from our former collaboration agreement with ThromboGenics.
In June 2016, we entered into the License Agreement with Roche and received an up-front license fee of $7.5 million and up to an additional $262.5 million upon the achievement of specified regulatory, development and commercial milestones with respect to up to two unrelated indications. Specifically, an aggregate amount of up to $197.5 million is payable to us for the achievement of specified milestones with respect to the first indication: consisting of $72.5 million in development milestones, $50.0 million in regulatory milestones and $75.0 million in commercialization milestones. We received the first development milestone payment of $22.5 million as a result of the IND for EBI-031 becoming effective. In addition, we are entitled to receive royalty payments in accordance with a tiered royalty rate scale, with rates ranging from 7.5% to 15% for net sales of potential future products containing EBI-031 and at up to 50% of these rates for net sales of potential future products containing other IL-6 compounds, with each of the royalties subject to reduction under certain circumstances and to the buy-out options of Roche.
Cash Flows
As of December 31, 2016, we had cash and cash equivalents of $25.3 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, with a view primarily to liquidity and capital preservation.
The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Year ended December 31,
	2016	2015	2014
	(in thousands)
Net cash provided by (used in):
Operating activities	$2,622	$(34,529)	$(29,307)
Investing activities	461	(287)	(137)
Financing activities	(13,820)	16,836	75,561
Net (decrease) increase in cash and cash equivalents	$(10,737)	$(17,980)	$46,117
Operating activities. Net cash provided by operating activities was $2.6 million for the year ended December 31, 2016, and consisted primarily of a net income of $1.9 million adjusted for non-cash items, including stock-based compensation expense of $4.0 million, depreciation expense of $0.2 million, a net change of $(0.1) million in the fair value of the warrant liability, a net change of $(1.1) million in the fair value of the contingent consideration, $0.2 million loss on extinguishment of debt and a net change in operating assets and liabilities of $(2.5) million.
Net cash used in operating activities was $34.5 million for the year ended December 31, 2015, and consisted primarily of a net loss of $33.5 million adjusted for non-cash items, including stock-based compensation expense of $2.5 million, depreciation expense of $0.4 million, a net change of $(3.1) million in the fair value of the warrant liability and a net change in operating assets and liabilities of $(1.0) million.
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
Investing activities. Net cash provided by (used in) investing activities consists of sales and purchases of property and equipment. For the year ended December 31, 2016, we had cash proceeds from the sale of property and equipment of $0.3 million. We also acquired $0.1 million of cash from the acquisition of Viventia. For the year ended December 31, 2015, we purchased $0.3 million of property and equipment. For the year ended December 31, 2014, we purchased $0.1 million of property and equipment.
Financing activities. Net cash used in financing activities for the year ended December 31, 2016 was $13.8 million and consisted primarily of repayment of outstanding debt obligations. On March 1, 2016, we prepaid all outstanding amounts owed to SVB and terminated our loan agreement with SVB. This was partially offset by proceeds from the exercise of stock options of $0.3 million.
Net cash provided by financing activities for the year ended December 31, 2015 was $16.8 million and consisted primarily of net proceeds of $12.7 million from the issuance of common stock in connection with sales effected in an “at-the-market” offering through our agent, Cowen, and $5.0 million from additional borrowings under our loan with SVB. These amounts were partially offset by payments of notes payable of $0.9 million.
Net cash provided by financing activities for the year ended December 31, 2014 was $75.6 million and consisted primarily of net proceeds from our IPO and the net proceeds from the private placement of common stock completed in December 2014. We received aggregate net proceeds from the IPO of $50.2 million, after deducting underwriting discounts and commissions and other offering expenses payable by us, of which $1.3 million were paid in 2013. We received aggregate net proceeds from the private placement of $18.2 million, after deducting placement agent’s fees and other offering expenses payable by us, of which $1.3 million were paid in 2014.
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

•
establish sales, marketing and distribution capabilities and scale up and validate external manufacturing capabilities to commercialize any product candidates for which we may obtain marketing approval;

•	maintain, expand and protect our intellectual property portfolio;

•	add equipment and physical infrastructure to support our research and development;

•	hire additional clinical, quality control, scientific and management personnel; and

•	expand our operational, financial and management systems and personnel.

We believe that our cash and cash equivalents of $25.3 million as of December 31, 2016 will be sufficient to fund our current operating plan into early 2018; however, we have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.
Our future capital requirements will depend on many factors, including:

•	the initiation, progress, timing, costs and results of clinical trials for our product candidates;

•	the scope, progress, results and costs of pre-clinical development and laboratory testing of our pre-clinical product candidates;

•	our ability to establish collaborations on favorable terms, if at all, particularly manufacturing, marketing and distribution arrangements for our product candidates;

•	the costs and timing of the implementation of commercial-scale manufacturing activities;

•	the costs and timing of establishing sales, marketing and distribution capabilities for any product candidates for which we may receive regulatory approval;

•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims;

•	our obligation to make milestone, royalty and other payments to third party licensors under our licensing agreements;

•	the extent to which we in-license or acquire rights to other products, product candidates or technologies;

•
the outcome, timing and cost of regulatory review by the FDA and comparable foreign regulatory authorities, including the potential for the FDA or comparable foreign regulatory authorities, including Health Canada, to require that we perform more studies or clinical trials than those that we currently expect;

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
Contractual Obligations and Commitments
The following table summarizes our contractual obligations at December 31, 2016:

	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
	(in thousands)
Operating lease obligations(1)	$1,138	$324	$592	$222	$—
License maintenance fees(2)	1,329	180	360	360	429
Total fixed contractual obligations	$2,467	$504	$952	$582	$429

(1) We lease our manufacturing facility located in Winnipeg, Manitoba Canada, which consists of an approximately 31,400 square foot manufacturing, laboratory, warehouse and office facility, under a five-year renewable lease through September 2020. The monthly rent for this office space is approximately $25,000 per month. We entered into a short-term lease for our corporate headquarters in Cambridge, Massachusetts in October 2016 and the initial term of the lease is through July 2017. The monthly rent for this office space is approximately $4,000 per month.
(2) We have entered into various license agreements that, upon successful clinical development, contingently trigger payments upon achievement of certain milestones, royalties and other such payments. See ‘‘License Agreements’’ below. Because the achievement of these milestones are uncertain, the amounts have not been included.
We enter into agreements in the normal course of business with CROs for clinical trials and with vendors for pre-clinical studies, license agreements and other services and products for operating purposes which are cancelable by us, upon prior written notice. We have an agreement with a CRO that may be terminated at any time with 30 days’ notice; however, upon termination, we would be required to pay all costs incurred by the CRO up to the termination date, plus an additional fee, which is calculated as an amount equal to either (a) 5% of the unearned fees for services as provided in the budget if we have paid 50% or more of the total fees for services as specified in the work order or (b) 3% of the amount of fees we have paid for services as of the date of termination if we have paid less than 50% of the total fees for services as specified in the work order. As of December 31, 2016, we have been invoiced $3.1 million in fees for services from this CRO, which is less than 50% of the total fees for services as specified in the current work order with this CRO. Therefore, as of December 31, 2016, we would have been required to pay a termination fee of 3% of the amount of fees as of the date of termination of this agreement, which would have equaled $94,000 as of December 31, 2016. Amounts owed to such CRO were not included in the ‘‘Contractual Obligations and Commitments’’ table above as it was considered a contingent payment as of December 31, 2016.
We also lease office space in Philadelphia, PA, where we occupy office space under a lease that was executed in September 2015. The initial term of the lease expired in August 2016, after which the lease has continued on a month-to-month basis unless terminated by either party by giving the requisite notice. The monthly rent for this office space is approximately $5,000 per month. We also occupy office space in Toronto, Ontario, Canada with rent of approximately $2,000 per month, on a month-to-month lease, which can be terminated by either party by giving 30 days written notice. These payments are not included in the ‘‘Contractual Obligations and Commitments’’ table above.
In connection with the acquisition of Viventia, we are obligated to pay to the sellers certain post-closing contingent cash payments upon the achievement of specified milestones and based upon net sales, in each case subject to the terms and conditions set forth in the acquisition agreement, including: (i) a one-time milestone payment of $12.5 million payable upon the first sale of Vicinium or any variant or derivative thereof, other than Proxinium, in the United States; (ii) a one-time milestone payment of $7.0 million payable upon the first sale of the Purchased Product in any one of certain specified European countries; (iii) a one-time milestone payment of $3.0 million payable upon the first sale of the Purchased Product in Japan; and (iv) and quarterly earn-out payments equal to two percent (2%) of net sales of the Purchased Product during specified earn-out periods. Such earn-out payments are payable with respect to net sales in a country beginning on the date of the first sale in such country and ending on the earlier of (i) December 31, 2033 and (ii) fifteen years after the date of such sale, subject to early termination in certain circumstances if a biosimilar product is on the market in the applicable country. Because the achievement of these milestones is uncertain, the amounts have not been included in the ‘‘Contractual Obligations and Commitments’’ table above.
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
Net Operating Loss Carryforwards
As of December 31, 2016, we had $111.4 million of U.S. federal NOL carryforwards, state NOL carryforwards of $110.6 million and U.S. federal and state research and development tax credit carryforwards of $1.9 million and $1.1 million, respectively, available to reduce future taxable income. Due to our history of losses and lack of other positive evidence, we have determined that it is more likely than not that our deferred tax assets will not be realized, and therefore, the deferred tax assets were fully reduced by a valuation allowance. These U.S. federal and state NOL carryforwards and U.S. federal and state tax credit carryforwards expire at various dates beginning in 2025 through 2036, if not utilized. Utilization of the NOLs and general business tax credits carryforwards may be subject to a substantial limitation under Sections 382 and 383 of the Internal Revenue Code of 1986 as amended, which we refer to as the Code, due to changes in ownership of our company that have occurred previously or that could occur in the future. These ownership changes may limit the amount of NOLs and general business tax credits carryforwards that can be utilized annually to reduce future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382 of the Code, results from transactions increasing the ownership of “5-percent Shareholders” (as defined in the Code) in the stock of a corporation by more than 50 percentage points over a three-year period. We have determined that it is more likely than not that our net operating and tax credit amounts disclosed above are subject to a material limitation under Section 382. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, if we generate taxable income, our ability to use our pre-change NOL and tax credits carryforwards to reduce U.S. federal and state taxable income may be subject to limitations, which could result in increased future tax liability to us.
Off-balance Sheet Arrangements
We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risk related to changes in interest rates. As of December 31, 2016, we had cash and cash equivalents of $25.3 million, primarily money market mutual funds consisting of U.S. government-backed securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.
As our functional currency is the U.S. dollar, we face foreign exchange rate risk as a result of entering into transactions denominated in Canadian dollars. As a result, our primary foreign currency exposure is to fluctuations in the Canadian dollar relative to the U.S. dollar. A hypothetical 10% change in the average foreign currency exchange rates during any of the preceding periods presented would not have a material effect on our net income (loss). Foreign exchange rates will continue to be a factor in the future periods as we continue to expand and grow our business.

Item 8.	Financial Statements and Supplementary Data.
Our financial statements, together with the report of our independent registered public accounting firm, appear on pages F-1 through F-34 of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
There has been no change of accountants nor any disagreements with accountants on any matter of accounting principles or practices or financial disclosure required to be reported under this Item.

Item 9A.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control system was designed to provide reasonable assurance to our management and our board of directors regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Our management has excluded from its assessment of, and its conclusion on the effectiveness of internal control over financial reporting the internal controls of Viventia Bio, Inc. and its subsidiaries which were acquired September 20, 2016 and is included in our 2016 consolidated financial statements included in this Annual Report on Form 10-K. Viventia Bio, Inc. constituted $0.9 million of our total assets as of December 31, 2016 and $0 of our revenues for the year then ended.
As of December 31, 2016 there was a material weakness in our controls over the financial reporting process related to business combinations. As a result of a lack of expertise in our finance and accounting group related to the accounting for business combinations, we lacked sufficient review of assumptions used and conclusions reached from the perspective of a typical market participant used in the acquisition valuation model. As a result, our management concluded that our internal control over financial reporting was not effective as of December 31, 2016.
We are committed to remediating the control deficiency that constituted the above material weakness by implementing changes to our internal control over financial reporting. Our management is responsible for implementing changes and improvements in the internal control over financial reporting and for remediating the control deficiency that gave rise to the above material weakness. To remediate the material weaknesses described above, we are currently evaluating the controls and procedures we will design and put in place to address the material weakness and plan to implement appropriate measures as part of this effort. These actions may include adding personnel, which may include one or more employees to our finance and accounting group and/or the engagement of independent consultants to aid our review of business combinations.
Any actions we have taken or may take to remediate the above material weaknesses is subject to continued management review supported by testing, as well as oversight by the audit committee of our board of directors. We cannot assure, in any way, even if we add one or more employees to our finance and accounting group and/or engage an independent consultant, that material weaknesses or significant deficiencies will not occur in the future and that we will be able to remediate such weaknesses or deficiencies in a timely manner, which could impair our ability to accurately and timely report our financial position, results of operations or cash flows.
This annual report does not include an attestation report of our registered independent public accounting firm regarding internal control over financial reporting. Our management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit emerging growth companies, which we are, to provide only management’s report in this annual report.
Changes in Internal Control over Financial Reporting
Except as described above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
Board of Directors
Members of Our Board of Directors
The following table sets forth the name and age as of March 24, 2017 of each of our directors.

Name	Age	Position
Stephen A. Hurly	49	President and Chief Executive Officer and Director
Wendy Dixon Ph.D.(1)(2)	61	Chair of the Board of Directors
Abbie C. Celniker, Ph.D.(3)	58	Director
Paul G. Chaney(2)	59	Director
Leslie L. Dan, B.Sc., Phm., M.B.A., C.M	87	Director
Jay S. Duker, M.D.	58	Director
Barry J. Gertz, M.D., Ph.D.	65	Director
Jane V. Henderson(1)(3)	51	Director
Daniel S. Lynch(1)(2)(3)	58	Director

(1)	Member of the Audit Committee.

(2)	Member of the Compensation Committee.

(3)	Member of the Nominating and Corporate Governance Committee.
Stephen A. Hurly has served as our President and Chief Executive Officer since September 2016. Mr. Hurly brings nearly two decades of leadership experience in the life sciences industry. Prior to his role as our President and Chief Executive Officer, he served as the President and Chief Executive Officer of Viventia Bio Inc., or Viventia, a specialty pharmaceutical company, from March 2014 through our acquisition of Viventia in September 2016. Previously, Mr. Hurly was the Chief Executive Officer of Burrill & Co.'s Merchant Banking Division, a finance business for life science companies, from 2011 to 2014. Prior to that, Mr. Hurly was the head of the Life Sciences Investment Banking Practice at Boenning & Scattergood, a securities asset management and investment banking firm, from 2008 to 2011. Mr. Hurly has more than 15 years of experience in the investment banking business. Mr. Hurly currently serves on the board of directors of PHusis Therapeutics Inc., a private targeted small molecule therapeutics company, since May 2011. He graduated from Swarthmore College with a B.A. degree in Engineering and earned an M.B.A. from the University of Chicago. We believe that Mr. Hurly is qualified to serve on our board because of his extensive knowledge of our business based on his service as our President and Chief Executive Officer and previously as the President and Chief Executive Officer of Viventia.
Wendy L. Dixon, Ph.D. has served as the Chair of our board since December 2016 and as a member of our board since October 2014. Dr. Dixon has been the President of Great Meadow Consulting, L.L.C., a life science consulting firm, since July 2009. Additionally, Dr. Dixon has been an advisor to the Mellon Group since August 2014 and was a Senior Advisor to The Monitor Group, now Deloitte Consulting LLP, a consulting firm, from November 2010 to January 2012. Dr. Dixon has also been a member of the Industry Advisory Board of Longitude Capital, a venture capital firm, since March 2015. From 2001 to 2009, Dr. Dixon was the Chief Marketing Officer and President, Global Marketing for Bristol-Myers Squibb, where she served on the Executive Committee. From 1996 to 2001, she was the Senior Vice President, Marketing at Merck and Co., and prior to that, she held executive management positions at West Pharmaceuticals, Inc., Osteotech, Inc. (subsequently acquired by Medtronic Inc.) and Centocor Biotech, Inc. (now Janssen Biotech, Inc.) and various positions at SmithKline and French (now GlaxoSmithKline) in marketing, regulatory affairs, project management and as a biochemist. Dr. Dixon has served on the board of directors of Alkermes plc (NASDAQ: ALKS) since January 2011, Incyte Corporation (NASDAQ: INCY) since May 2010, bluebird bio (NASDAQ: BLUE) since May 2013, and Voyager Therapeutics, Inc. (NASDAQ: VYGR) since January 2017, and was formerly on the boards of Ardea Biosciences, when Ardea was acquired by AstraZeneca plc, Furiex Pharmaceuticals, when Furiex was acquired by Actavis plc, Dentsply International and Orexigen Therapeutics, Inc. (NASDAQ: OREX). Dr. Dixon received a B.S. and a M.S. in Natural Science and a Ph.D. in Biochemistry from the University of Cambridge (UK). We believe that Dr. Dixon is qualified to serve on our board because of her extensive executive leadership experience in and knowledge of the life sciences industry, as well as her extensive corporate governance experience from serving on numerous boards of directors in the life sciences industry.

Abbie C. Celniker, Ph.D. has served as a member of our board since September 2011 and previously as our President and Chief Executive Officer from September 2011 to September 2016. Since October 2016, Dr. Celniker has served as a partner of Third Rock Ventures, a venture capital firm, and as the interim chief executive officer at Goldfinch Biopharma, Inc., a private biotechnology company. Previously, Dr. Celniker served as the Executive Vice President, Translational Medicine of Alexion Pharmaceuticals, Inc., a biopharmaceutical company, from January 2011 to August 2011. Prior to joining Alexion Pharmaceuticals, Dr. Celniker served as the President and Chief Executive Officer and as a member of the board of directors of Taligen Therapeutics, Inc., a biotechnology company, from July 2008 to January 2011, when Taligen Therapeutics was acquired by Alexion Pharmaceuticals. Previously, Dr. Celniker served as the Global Head of Biologics of Novartis AG, the Senior Vice President of Research and Development Strategy and Operations of Millennium Pharmaceuticals, Inc. and the Vice President Protein Technologies of the Wyeth Research facilities in Cambridge, Massachusetts. Dr. Celniker formerly served on the board of directors of Dyax Corp. when it was acquired by Shire plc. Dr. Celniker received a B.A. in Biology from the University of California, San Diego, and a Ph.D. in Molecular Biology from the University of Arizona. We believe that Dr. Celniker is qualified to serve on our board because of her extensive experience in the development of biologics, her extensive executive leadership experience in the life sciences industry and her extensive knowledge of our company based on her prior experience as our President and Chief Executive Officer.
Paul G. Chaney has served as a member of our board since February 2014. Mr. Chaney is a co-founder of PanOptica, Inc., a private biopharmaceutical company focused on developing innovative ophthalmic therapeutics, and has served as its President and Chief Executive Officer since 2009. Prior to co-founding PanOptica, Mr. Chaney was executive vice president of OSI Pharmaceuticals, Inc. and president of (OSI) Eyetech, Inc., OSI Pharmaceutical’s wholly-owned eyecare subsidiary. Mr. Chaney joined Eyetech Pharmaceuticals as Chief Operating Officer in 2003. Prior to joining Eyetech, Mr. Chaney held a variety of senior management positions at Pharmacia Corporation, including Vice President of the Global Ophthalmology Business and Vice President of Global Pharmaceutical Ophthalmology. Mr. Chaney also serves as the chairman of the board of directors of Eyegate Pharmaceuticals, Inc. (NASDAQ: EYEG) since August 2008. He began his career as a sales representative for The Upjohn Company in 1980. Mr. Chaney earned a dual degree in Biological Sciences and English from the University of Delaware. We believe that Mr. Chaney is qualified to serve on our board because of his extensive executive leadership experience in the life sciences industry and at pharmaceutical company business units for over 20 years.
Leslie L. Dan, B.Sc. Phm., M.B.A., C.M. has served as a member of our board since September 2016 and is the founder of Viventia Bio, Inc. He was appointed the chair of Viventia’s board of directors in January 2013 and served as Viventia’s President and Secretary from 2012 to 2015. Mr. Dan also founded Novopharm (now known as Teva Canada Limited) in 1964, now a wholly-owned subsidiary of Teva Pharmaceuticals Industries Limited, and has served on Teva Canada’s board of directors as Chairman since 2000. Mr. Dan also served on the board of directors of Draxis Health Inc. (now known as Draxis Specialty Pharmaceuticals Inc.), a provider of sterile products, non-sterile products and radiopharmaceuticals, from 1993 to 2003, and on the board of directors of Teva Israel from 2001 to 2007. Mr. Dan graduated from the University of Toronto with a B.Sc. Phm. and an M.B.A. He has also received honorary doctorates from the University of British Columbia, Dalhousie University, York University and the University of Toronto. We believe that Mr. Dan is qualified to serve on our board because of his extensive executive leadership experience in and knowledge of the life sciences industry, as well as his extensive knowledge of our business as a founder of Viventia.
Jay S. Duker, M.D., has served as a member of our board since January 2015. Dr. Duker has served in varying capacities at the New England Eye Center (NEEC) since January 1992, most recently as Director since 2001. He has also served as Professor and Chairman of the Department of Ophthalmology at Tufts Medical Center and the Tufts University School of Medicine since 2003. He has published more than 185 journal articles, with his major research interests including retinal imaging, in particular optical coherence tomography (OCT), retinal vascular diseases, and drug delivery to the posterior segment. His book, Yanoff and Duker’s Ophthalmology, is one of the bestselling ophthalmic texts over the past decade. Dr. Duker is the co-founder of three companies, including Hemera Biosciences, a biotech start-up whose focus is a gene therapy based treatment for age-related macular degeneration. Dr. Duker has served on the board of directors of pSivida Corp. (NASDAQ: PSDV) since September 2016. Dr. Duker received an A.B. from Harvard University and a M.D. from the Jefferson Medical College at Thomas Jefferson University. We believe that Dr. Duker is qualified to serve on our board because of his extensive clinical and academic experience, his medical knowledge and as a co-founder of other life sciences companies.
Barry J. Gertz, M.D., Ph.D. has served as a member of our board since January 2015. Since October 2014, Dr. Gertz has served as a venture partner at Clarus Ventures, a venture capital firm. Prior to his time with Clarus Ventures, Dr. Gertz served in varying roles at Merck & Co., Inc., a pharmaceutical company, from 1986 until July 2014, including as Senior Vice President and Head of Global Clinical Development from 2002 to 2014. Dr. Gertz has co-authored over 100 scientific publications and has been a contributor to the evaluation and approval of more than 26 new drugs or vaccines. Dr. Gertz received a B.A. in chemistry from the University of Pennsylvania. He subsequently received M.D. and Ph.D. degrees in the Medical Scientist Training Program at the University of Pennsylvania, School of Medicine with a Ph.D. in the Department of Pharmacology. We believe that Dr. Gertz is qualified to serve on our board because of his extensive executive leadership experience in a pharmaceutical company, his experience in clinical development, his knowledge of the life sciences industry and his insight into financial and investment matters from his experience in private equity investing in life sciences companies.
Jane V. Henderson has served as a member of our board since October 2013. Since January 2017, Ms. Henderson has served as the Chief Financial Officer of Voyager Therapeutics, Inc., a biopharmaceutical company. Prior to joining Voyager Therapeutics, Ms. Henderson served as the Senior Vice President, Chief Financial and Business Officer of Kolltan Pharmaceuticals, Inc., a biopharmaceutical company, from February 2013 to November 2016, when Kolltan Pharmaceuticals was acquired by Celldex Therapeutics, Inc. Prior to joining Kolltan Pharmaceuticals, Ms. Henderson served as the Vice President, Business Development of ISTA Pharmaceuticals, Inc., an eye care company, from June 2010 to June 2012, when ISTA Pharmaceuticals was acquired by Bausch + Lomb Incorporated. Prior to joining ISTA Pharmaceuticals, Ms. Henderson served as the Executive Vice President, Chief Financial Officer and Head of Business Development of Axerion Pharmaceuticals, Inc., a pharmaceutical company, from September 2009 to June 2010, provided independent consulting services from February 2009 to September 2009 and served as the Executive Vice President, Chief Financial Officer and Chief Business Officer of Panacos Pharmaceuticals, Inc., a pharmaceutical company, from January 2008 to February 2009. Prior to that, Ms. Henderson served in a variety of senior investment banking roles at HSBC Holdings plc, Canadian Imperial Bank of Commerce, Lehman Brothers and Salomon Brothers. Ms. Henderson received a B.S. in Psychology from Duke University. We believe that Ms. Henderson is qualified to serve on our board because of her extensive executive leadership experience in and knowledge of the life sciences industry and her extensive finance background as a chief financial officer for over five years and as an investment banker for over 20 years.
Daniel S. Lynch has served as a member of our board since December 2013 and as the Chair of our board from December 2013 to December 2016. Mr. Lynch has served as a venture partner at Third Rock Ventures, a venture capital firm, since May 2013 and as an entrepreneur-in-residence from May 2011 to May 2013. Since 2005, Mr. Lynch has served on the boards of directors of several life sciences companies, including on the board of directors of bluebird bio, Inc. (NASDAQ: BLUE) since 2011 and as chairman of the board of directors for Blueprint Medicines Corp. (NASDAQ: BPMC) since 2012. Previously, Mr. Lynch served on the board of directors of DNIB Unwind, Inc. (formerly BIND Therapeutics, Inc.) from 2012 until its acquisition by Pfizer Inc. Prior to that, Mr. Lynch served as the Chief Financial Officer and then the Chief Executive Officer of ImClone Systems Inc. Mr. Lynch received a B.A. in Mathematics from Wesleyan University and a M.B.A. from the Darden Graduate School of Business Administration at the University of Virginia. We believe that Mr. Lynch is qualified to serve on our board because of his senior leadership experience, his experience in private equity investing in life sciences companies and his extensive corporate governance experience through service on the boards of directors of other life sciences companies.
Executive Officers
Executive Officers
The following table sets forth the name and age as of March 24, 2017 of each of our directors.

Name	Age	Position
Stephen A. Hurly	49	President and Chief Executive Officer and Director
John J. McCabe, C.P.A.	49	Chief Financial Officer
Arthur DeCillis, M.D.	60	Chief Medical Officer
In addition to the biographical information for Mr. Hurly, which is set forth above, under “Board of Directors—Members of Our Board of Directors,” set forth below is certain biographical information about Mr. McCabe and Dr. DeCillis:
John J. McCabe, C.P.A. has served as our Chief Financial Officer since January 2016 and as our Treasurer since September 2012 and previously served as our Senior Vice President of Finance from August 2015 to January 2016, our Vice President of Finance and Business Operations from June 2013 through August 2015, and our Senior Director of Finance from April 2012 through June 2013. Prior to joining us, Mr. McCabe provided independent financial and accounting consulting services from June 2011 to April 2012. Prior to that, Mr. McCabe served as Vice President of Finance at Clinical Data, Inc., a drug developer that was acquired by Forest Laboratories, from December 2010 to June 2011 and as the Senior Director of Financial Reporting of Clinical Data from August 2007 to December 2010. Prior to that, Mr. McCabe served in several financial roles at Interleukin Genetics, Inc., a genetics-focused personalized health company, and SatCon Technology Corporation, a developer of innovative power conversion solutions. He began his career working for the accounting firm of Coopers & Lybrand LLP, now known as PricewaterhouseCoopers LLP. Mr. McCabe received a B.S. in Business Administration from the University of Vermont and is also a Certified Public Accountant.

Arthur DeCillis, M.D. has served as our Chief Medical Officer since September 2016. Previously, Dr. DeCillis served as the Chief Medical Officer of Viventia from September 2015 until September 2016. Prior to joining Viventia, Dr. DeCillis served as the Vice President of Medical Affairs at Exelixis, Inc., a biotechnology company which discovered, develops and commercializes small molecules for the treatment of cancer, from 2011 to 2015. Earlier at Exelixis, Dr. DeCillis served as the company’s Vice President of Clinical Research from 2007 to 2011. Prior to that, Dr. Decillis served as a Senior Director and Executive Director at Novartis Pharmaceutical Corp. from 2005 to 2007. Previously, he held positions of increasing responsibility in Oncology Global Clinical Research at Bristol-Myers Squibb Company, culminating as group director. He graduated from Lehigh University with a Bachelor’s degree in Mathematics, received his Doctor of Medicine degree from the University of Rochester School of Medicine and Dentistry and received a M.S. degree in Intelligent Systems from the University of Pittsburgh. He completed his internship and residency in Internal Medicine at the Medical College of Virginia and a Fellowship in Medical Informatics at the University of Pittsburgh. He is Board Certified in Internal Medicine.
No Family Relationships
There are no family relationships between any of our officers and directors.
Board Committees
Our board has established an audit committee, a compensation committee, and a nominating and corporate governance committee, each of which operates under a charter that has been approved by our board. Copies of the committee charters are posted on the Investor Relations section of our website, which is located at ir.elevenbio.com.
Audit Committee
The members of our audit committee are Ms. Henderson, Dr. Dixon and Mr. Lynch. Ms. Henderson chairs our audit committee. Our audit committee’s responsibilities include:

•	appointing, approving the compensation of, and assessing the independence of, our registered public accounting firm;

•	overseeing the work of our independent registered public accounting firm, including through the receipt and consideration of reports and other communications from such firm;

•	reviewing and discussing with management and our independent registered public accounting firm our annual and quarterly financial statements and related disclosures;

•	monitoring our internal control over financial reporting, disclosure controls and procedures and code of business conduct and ethics;

•	overseeing our internal audit function;

•	overseeing our risk assessment and risk management policies;

•	establishing policies and procedures for the receipt and retention of accounting-related complaints and concerns;

•	meeting independently with our internal auditing staff, our independent registered public accounting firm and management;

•	reviewing and approving or ratifying any related person transactions; and

•	preparing the audit committee report required by SEC rules.
All audit and non-audit services, other than de minimis non-audit services, to be provided to us by our independent registered public accounting firm must be approved in advance by our audit committee.
Our board has determined that each of Ms. Henderson and Mr. Lynch is an “audit committee financial expert” as defined in applicable SEC rules and that each qualifies as independent as defined under the applicable NASDAQ rules.
The audit committee met seven times during 2016.
Compensation Committee
The members of our compensation committee are Dr. Dixon, Messrs. Lynch and Chaney. Dr. Dixon chairs our compensation committee. Our compensation committee’s responsibilities include:

•	reviewing and approving, or making recommendations to our board with respect to, the compensation of our chief executive officer and our other executive officers;

•	overseeing an evaluation of our senior executives;

•	overseeing and administering our cash and equity incentive plans;

•
retaining the services, following the determination of independence under applicable NASDAQ and Exchange Act rules, of our compensation consultant, as well as overseeing and considering the recommendations of our compensation consultant;

•	reviewing and making recommendations to our board with respect to director compensation;

•	reviewing and discussing annually with management our compensation disclosure required by SEC rules; and

•	preparing the compensation committee report required by SEC rules.
The processes and procedures followed by our compensation committee in considering and determining executive and director compensation are described below under “—Board Processes—Executive and Director Compensation Processes.” In addition to the board’s independence determination, our board has determined that each member of our compensation committee is a “non-employee director” for purposes of Rule 16b-3 under the Exchange Act, and an “outside director” for purposes of Section 162(m) of the Internal Revenue Code.
The compensation committee met seven times during 2016.
Nominating and Corporate Governance Committee
The members of our nominating and corporate governance committee are Mr. Lynch, Dr. Celniker and Ms. Henderson. Mr. Lynch chairs our nominating and corporate governance committee. Our nominating and corporate governance committee’s responsibilities include:

•	identifying individuals qualified to become members of our board;

•	recommending to our board the persons to be nominated for election as directors and to each of our board’s committees;

•	reviewing and making recommendations to our board with respect to our board leadership structure;

•	reviewing and making recommendations to our board with respect to management succession planning;

•	developing and recommending to our board corporate governance principles; and

•	overseeing a periodic evaluation of our board.
The nominating and corporate governance committee met one time during 2016.
At the 2017 Annual Meeting, stockholders will be asked to consider the election of Dr. Celniker, Ms. Henderson and Mr. Lynch, each of whom has been nominated for election as a director for the first time since the completion of our initial public offering in March 2014.
During 2011, Dr. Celniker was appointed by our board as a new director.

During 2013, Ms. Henderson and Mr. Lynch were each appointed by our board as a new director. Ms. Henderson and Mr. Lynch were each originally proposed to our nominating and corporate governance committee by Dr. Celniker, our former chief executive officer, and were each subsequently appointed as a director by our board.
Director Nomination Process
The process followed by our nominating and corporate governance committee to identify and evaluate director candidates may include requests to board members and others for recommendations, evaluation of the performance on our board and its committees of any existing directors being considered for nomination, consideration of biographical information and background material relating to potential candidates and, particularly in the case of potential candidates who are not then serving on our board, interviews of selected candidates by members of our nominating and corporate governance committee and our board.
In considering whether to recommend any particular candidate for inclusion in our board’s slate of recommended director nominees, our nominating and corporate governance committee applies the criteria set forth in our corporate governance guidelines described below under “—Corporate Governance Guidelines”. Consistent with these criteria, our nominating and corporate governance committee expects every nominee to have the following attributes or characteristics, among others: integrity, honesty, adherence to high ethical standards, business acumen, good judgment and a commitment to understand our business and industry.
Each of the director nominees is currently a member of our board. The nominee biographies under “—Board of Directors—Members of Our Board of Directors” indicate the experience, qualifications, attributes and skills of each of our current directors that led our nominating and corporate governance committee and our board to conclude he or she should continue to serve as a member of our board. Our nominating and corporate governance committee and our board believe that each of the nominees has the individual attributes and characteristics required of each of our directors, and that the nominees as a group possess the skill sets and specific experience desired of our board as a whole.
Our nominating and corporate governance committee considers the value of diversity when selecting nominees, and believes that our board, taken as a whole, should embody a diverse set of skills, experiences and abilities. The committee does not make any particular weighting of diversity or any other characteristic in evaluating nominees and directors.
Stockholders may recommend individuals for consideration as potential director candidates by submitting their names, together with appropriate biographical information and background materials, and information with respect to the stockholder or group of stockholders making the recommendation, including the number of shares of common stock owned by such stockholder or group of stockholders, to our Corporate Secretary at Eleven Biotherapeutics, Inc. 245 First Street, Suite 1800 Cambridge, MA 02142, Attention: Corporate Secretary. The specific requirements for the information that is required to be provided for such recommendations to be considered are specified in our by-laws and must be received by us no later than the requisite dates set forth under our by-laws and Rule 14a-8 promulgated under the Exchange Act. Assuming that appropriate biographical and background material has been provided on a timely basis, the nominating and corporate governance committee will evaluate stockholder-recommended candidates by following substantially the same process, and applying substantially the same criteria, as it follows for candidates submitted by others.
Stockholders also have the right under our by-laws to directly nominate director candidates, without any action or recommendation on the part of the nominating and corporate governance committee or our board, by following the procedures set forth in our by-laws.
Code of Business Conduct and Ethics
We have adopted a Code of Business Conduct and Ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Code of Business Conduct and Ethics covers fundamental ethical and compliance-related principles and practices such as accurate accounting records and financial reporting, avoiding conflicts of interest, the protection and use of our property and information and compliance with legal and regulatory requirements. A current copy of the code is posted on the Corporate Governance section of our website, which is located at http://www.elevenbio.com. If we make any substantive amendments to, or grant any waivers from, the Code of Business Conduct and Ethics for any officer or director, we will disclose the nature of such amendment or waiver on our website or in a Current Report on Form 8-K to the extent required by applicable law, the rules of the SEC or the rules of the NASDAQ Global Market.
Section 16(a) Beneficial Ownership Reporting Compliance
Based solely on our review of copies of reports filed by individuals and entities required to make filings pursuant to Section 16(a) of the Exchange Act or written representations from such individuals or entities, we believe that during 2016 all filings required to be made by such individuals or entities were timely made in accordance with the Exchange Act.

Item 11.	Executive Compensation.

This section describes the material elements of compensation awarded to, earned by or paid to each of our named executive officers in 2016. Our named executive officers for 2016 are Stephen A. Hurly, our President and Chief Executive Officer, John J. McCabe, C.P.A., our Chief Financial Officer, Arthur DeCillis, M.D., our Chief Medical Officer, Abbie C. Celniker, Ph.D., our former Chief Executive Officer, and Karen Tubridy, Pharm.D, our former Chief Development Officer. This section also provides qualitative information regarding the manner and context in which compensation is awarded to and earned by our executive officers and is intended to place in perspective the data presented in the tables and narrative that follow.
Summary Compensation Table
The following table sets forth information regarding compensation awarded to, earned by or paid to each of our named executive officers for the years ended December 31, 2016 and 2015.

Name and Principal Position	Year	Salary ($)	Bonus ($)(6)	Stock-based awards ($)(7)	Option awards ($)(7)	All other compensation ($)		Total ($)
Stephen A. Hurly(1)	2016	119,093	—	—	755,511	—		874,604
President and Chief Executive Officer	2015	—	—	—	—	—		—
Abbie C. Celniker, Ph.D.(2)	2016	325,137	—	—	51,385	675,000	(8)	1,051,522
Former President and Chief Executive Officer	2015	430,000	150,500	236,722	976,898	4,000	(9)	1,798,120
John J. McCabe, C.P.A.(3)	2016	305,000	75,000	—	227,846	—		607,846
Chief Financial Officer	2015	—	—	—	—	—		—
Arthur DeCillis, M.D.(4)	2016	116,855	—	—	215,860	—		332,715
Chief Medical Officer	2015	—	—	—	—	—		—
Karen Tubridy, Pharm.D.(5)	2016	233,889	—	—	24,652	323,710	(10)	582,251
Former Chief Development Office	2015	312,000	65,525	103,187	437,920	4,000	(9)	922,632

(1)	Mr. Hurly has served as our President and Chief Executive Officer since September 20, 2016.

(2)
Dr. Celniker resigned as our President and Chief Executive Officer on September 20, 2016. All compensation reported with respect to her status as a named executive officer reflects amounts paid prior to September 20, 2016. See “Director Compensation” for all fees earned by Dr. Celniker as a non-employee director after September 20, 2016.

(3)	Mr. McCabe has served as our Chief Financial Officer effective January 1, 2016.

(4)	Dr. DeCillis has served as our Chief Medical Officer since September 20, 2016.

(5)	Ms. Tubridy resigned as or Chief Development Officer on September 20, 2016.

(6)	The amounts reported in the "Bonus" column reflect discretionary cash bonuses payable to our named executive officers for their performance in a given year.

(7)
The amounts reported in the “Stock-based awards” and "Options awards" columns reflect the aggregate grant date fair value of stock-based compensation awarded during the year computed in accordance with the provisions of Financial Accounting Standards Board Accounting Standard Codification, or ASC, Topic 718. See Note 12 to our financial statements appearing at the end of our Annual Report on Form 10-K for the year ended December 31, 2016 regarding assumptions underlying the valuation of equity awards.

(8)
All other compensation includes $450,000 paid to Dr. Celniker, pursuant to a Separation and Release Agreement, which is an amount equal to her base salary for 12 months, and $225,000, which is an amount equal to her target bonus payment for 2016.

(9)	All other compensation includes a discretionary employer 401(k) matching contribution.

(10)	All other compensation includes $323,710 paid to Ms Tubridy, pursuant to a Separation and Release Agreement, which is an amount equal to her base salary for 12 months.
Narrative to Summary Compensation Table
In 2016, we paid annual base salaries of $425,000 to Mr. Hurly, $305,000 to Mr. McCabe and $417,011 to Dr. DeCillis. Base salaries are used to recognize the experience, skills, knowledge and responsibilities required of all our employees, including our named executive officers. None of our named executive officers is currently party to an employment agreement or other agreement or arrangement that provides for automatic or scheduled increases in base salary.
From time to time, our board has approved discretionary annual cash bonuses to our named executive officers with respect to their prior year performance. Our board did not approve discretionary cash bonus to any of the named executives for 2016 performance.
Although we do not have a formal policy with respect to the grant of equity incentive awards to our executive officers, or any formal equity ownership guidelines applicable to them, we believe that equity grants provide our executives with a strong link to our long-term performance, create an ownership culture and help to align the interests of our executives and our stockholders. In addition, we believe that equity grants with a time-based vesting feature promote executive retention by incenting our executive officers to remain in our employment during the vesting period. Accordingly, our board periodically reviews the equity incentive compensation of our named executive officers and from time to time may grant equity incentive awards to them in the form of stock options or restricted stock units, or RSUs.

In February 2016, based upon our overall performance, we granted Dr. Celniker options to purchase 113,250 shares of our common stock, Mr. McCabe, options to purchase 28,313 shares of our common stock, and Ms. Tubridy options to purchase 60,400 shares of our common stock, in each case at an exercise price of $0.28 per share. These options vest over four years in equal quarterly installments, with the first installment vesting on March 31, 2016. Also in February 2016, for retention purposes, we granted Dr. Celniker options to purchase 180,000 shares of our common stock, Mr. McCabe options to purchase 40,000 shares of our common stock, and Ms. Tubridy options to purchase 40,000 shares of our common stock, in each case at an exercise price of $0.28 per share. 50% of these options vest over two years in equal monthly installments, with the first installment vesting on March 25, 2016. The remaining 50% will vest upon the achievement of certain milestones.
In September 2016, we granted Mr. Hurly options to purchase 350,000 shares of our common stock, Mr. McCabe options to purchase 100,000 shares of our common stock and Dr. DeCillis options to purchase 100,000 shares of our common stock, in each case at an exercise price of $3.37 per shares. These options vest over four years, with 25% of the shares underlying the options vesting on September 20, 2017 and 6.25% of the shares underlying the options vesting quarterly thereafter. The options granted to each of Messrs. Hurly and DeCillis were granted outside our 2014 Stock Incentive Plan as inducement awards in connection with their acceptance of employment in accordance with NASDAQ Stock Market Rule 5635(c)(4).
Separation Agreements
In connection with their terminations of employment, on September 20, 2016, each of Dr. Celniker and Ms. Tubridy entered into a Separation and Release of Claims Agreement with us, collectively referred to herein as the “Separation Agreements.” Each Separation Agreement sets forth the terms of each officer’s resignation, effective as of September 20, 2016, including a general release of claims against us arising out of her employment with or resignation from the company.
Under the Separation Agreement with Dr. Celniker, we (i) paid Dr. Celniker $450,000, which is an amount equal to her base salary for 12 months, (ii) paid Dr. Celniker $225,000, which is an amount equal to her target bonus payment for 2016, (iii) accelerated in full the vesting of all of Dr. Celniker’s outstanding equity awards (other than certain equity awards forfeited by Dr. Celniker to the extent necessary to eliminate any “excess parachute payments” within the meaning of Sections 280G and 4999 of the Code, (iv) provided that all stock options granted to Dr. Celniker under our Amended and Restated 2009 Stock Incentive Plan shall continue to be exercisable based on her continued service as a non-employee member of the board and, (v) continued to provide Dr. Celniker and certain of her dependents with group health and dental insurance for a period of one month.
Under the Separation Agreement with Ms. Tubridy, we (i) paid Ms. Tubridy $323,710, which is an amount equal to her base salary for 12 months, (ii) accelerated in full the vesting of all of Ms. Tubridy’s outstanding equity awards and, (iii) continued to provide Ms. Tubridy and certain of her dependents with group health and dental insurance for a period of 12 months. Under the Separation Agreement, all of Ms. Tubridy’s outstanding equity awards expired on December 19, 2016.
Outstanding Equity Awards at December 31, 2016
The following table sets forth information regarding all outstanding stock options and RSUs held by each of our named executive officers as of December 31, 2016.

	Option Awards					Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable		Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)		Market value of shares or units of stock that have not vested ($)
Stephen A. Hurly	—	350,000	(1)	3.37	9/19/2026
Abbie C. Celniker(2)	90,551	—		0.83	3/14/2023
	47,243	—		7.37	10/30/2023
	145,000	—		10.40	2/25/2025
	110,405	—		0.28	2/24/2026
John J. McCabe	21,496	—		0.76	5/16/2022
	3,690	247	(3)	0.83	2/13/2013
	7,677	2,559	(4)	7.37	10/30/2023
	10,719	13,781	(5)	10.40	2/25/2025
	19,396	5,104	(6)	3.10	5/20/2025
	6,250	13,750	(7)	4.09	8/11/2025
	5,309	23,004	(8)	0.28	2/24/2026
	20,000	—		0.28	2/24/2026
	8,333	11,667	(9)	0.28	2/24/2026
	—	100,000	(1)	3.37	9/19/2026
						3,333	(10)	6,366	(11)
Arthur DeCillis	—	100,000	(1)	3.37	9/19/2026

(1)	Vests over four years, with 25% of the shares underlying the option to vest on September 20, 2017 and 6.25% of the shares underlying the option vesting quarterly thereafter.

(2)	All of Dr. Celniker’s equity awards fully vested on September 20, 2016 pursuant to her Separation Agreement.

(3)	Vests over four years in equal quarterly installments, with the first installment vested January 1, 2013.

(4)	Vests over four years in equal quarterly installments, with the first installment vesting on January 1, 2014.

(5)	Vests over four years in equal quarterly installments, with the first installment vesting on March 31, 2015.

(6)	Vests over two years in equal quarterly installments, with the first installment vesting on June 21, 2015.

(7)	Vests over four years in equal quarterly installments, with the first installment vesting on November 1, 2015.

(8)	Vests over four years in equal quarterly installments, with the first installment vesting on April 1, 2016.

(9)	Vests over two years in equal quarterly installments, with the first installment vesting on March 25, 2016.

(10)	Vests over eighteen-months in equal installments every six months, with the first installment vesting on February 12, 2016.

(11)	The market value of these shares is based on the last reported sales price on December 31, 2016.
Employment Agreements with Current Executive Officers
In August 2015, we entered into an employment agreement with Mr. McCabe in connection with his promotion to Senior Vice President of Finance. In addition, in September 2016, we entered into employment agreements with Mr. Hurly and Dr. DeCillis. Each of these agreements provides that employment will continue until either we or the executive officer provides notice of termination in accordance with the terms of the agreement. In addition, we have entered into non-competition, non-solicitation, confidentiality and assignment agreements with each of our executive officers which prohibit them from competing with us, soliciting our employees and customers and disclosing confidential information during the term of their employment and for a specified time thereafter.
Pursuant to their respective employment agreements, each of our executive officers is entitled to receive an annual base salary as follows: Mr. Hurly, $425,000; Mr. McCabe, $265,000; and Dr. DeCillis, $417,000. In February 2016, our board approved a merit based salary increase retroactively effective to January 1, 2016 for Mr. McCabe, whose annual base salary was increased to $305,000.

In addition, pursuant to their respective employment agreements, each of our executive officers is eligible to receive an annual cash bonus, which is based on the achievement of individual and corporate performance objectives, calculated as a percentage of the executive’s annual base salary, and which will be determined by our board, in its sole discretion, as follows: Mr. Hurly 50%, Mr. McCabe 25% and Dr. DeCillis 30%. In connection with Mr. McCabe’s promotion to Chief Financial Officer, the Board approved an increase to the target bonus for Mr. McCabe from 25% of his annual base salary in 2015 to 30% of his annual base salary in 2016.
In connection with the Acquisition, we also entered into a retention letter agreement with Mr. McCabe, who continued to serve as our Chief Financial Officer following the closing of the Acquisition. The retention letter agreement, as subsequently amended on March 5, 2017, provides that Mr. McCabe: (i) would receive a $75,000 bonus at the closing of the Acquisition, (ii) is eligible for an additional $75,000 retention bonus payable in twelve months or earlier if his employment is terminated without cause or for good reason (each as defined in his employment agreement); (iii) may voluntarily resign without good reason (as defined in his employment agreement) within the twelve-month period following the closing of the Acquisition and receive the post-change in control severance benefits under his employment agreement, provided however, in such case, Mr. McCabe would forego the above described retention bonus, and (iv) would receive options to purchase 100,000 shares of our common stock at an exercise price of $3.37 per share.
Potential Payments to Named Executive Officers Upon Termination or Change in Control Transaction
Upon execution and effectiveness of a release of claims, each of our named executive officers will be entitled to severance payments if his employment is terminated under specified circumstances.
Mr. Hurly. If we terminate Mr. Hurly’s employment without cause, as defined in his employment agreement, or if Mr. Hurly terminates his employment with us for good reason, as defined in his employment agreement, absent a change in control transaction, as defined in his employment agreement, we are obligated to (i) pay Mr. Hurly’s base salary for a period of 12 months, paid in accordance with our then-current payroll practices, (ii) pay Mr. Hurly an amount equal to his target bonus payment for the year in which the termination of employment occurs, prorated for the portion of the year in which he was employed, and, (iii) to the extent allowed by applicable law and the applicable plan documents, continue to provide Mr. Hurly and certain of his dependents with group health and dental insurance for a period of 12 months.
If we terminate Mr. Hurly’s employment without cause or if Mr. Hurly terminates his employment with us for good reason, in each case within 18 months following a change in control transaction, as defined in his employment agreement, we are obligated to (i) pay Mr. Hurly an amount equal to his base salary for 12 months, paid in accordance with our then-current payroll practices, (ii) pay Mr. Hurly an amount equal to his target bonus payment for the year in which the termination of employment occurs, (iii) accelerate in full the vesting of all of Mr. Hurly’s outstanding equity awards and, (iv) to the extent allowed by applicable law and the applicable plan documents, continue to provide Mr. Hurly and certain of his dependents with group health and dental insurance for a period of 12 months.
In addition, we have agreed to indemnify Mr. Hurly in any action or proceeding arising out of his service to us, unless he initiates such action or proceeding. These indemnification obligations may require us, among other things, to indemnify Mr. Hurly for certain expenses, including attorneys’ fees that are incurred by him, and to advance to Mr. Hurly such expenses upon request.
Other named executive officers. If we terminate Mr. McCabe's or Dr. DeCillis's employment without cause, as defined in their respective employment agreements, or if Mr. McCabe or Dr. DeCillis terminates his employment with us for good reason, as defined in their respective employment agreements, absent a change in control transaction, as defined in their respective employment agreements, we are obligated to (i) pay Mr. McCabe's or Dr. DeCillis's base salary for a period of 12 months, paid in accordance with our then-current payroll practices and, (ii) to the extent allowed by applicable law and the applicable plan documents, continue to provide Mr. McCabe or Dr. DeCillis and certain of his dependents with group health and dental insurance for a period of 12 months.
If we terminate Mr. McCabe's or Dr. DeCillis's employment without cause or if Mr. McCabe or Dr. DeCillis terminates his employment with us for good reason, in each case within 12 months following a change in control transaction, as defined in their respective employment agreements, we are obligated to (i) pay Mr. McCabe or Dr. DeCillis an amount equal to his base salary for 12 months, paid in accordance with our then-current payroll practices, (ii) accelerate in full the vesting of all of Mr. McCabe's or Dr. DeCillis's outstanding equity awards and, (iii) to the extent allowed by applicable law and the applicable plan documents, continue to provide Mr. McCabe or Dr. DeCillis and certain of his dependents with group health and dental insurance for a period of 12 months.

Taxation. To the extent that any severance or other compensation payment to any of Messrs. Hurly and McCabe or Dr. DeCillis pursuant to his employment agreement or any other agreement constitutes an “excess parachute payment” within the meaning of Sections 280G and 4999 of the Code, then such executive officer will receive the full amount of such severance and other payments, or a reduced amount intended to avoid the application of Sections 280G and 4999, whichever provides the executive with the highest amount on an after-tax basis.
401(k) Plan
We maintain a defined contribution employee retirement plan for our employees. Our 401(k) plan is intended to qualify as a tax-qualified plan under Section 401 of the Code so that contributions to our 401(k) plan, and income earned on such contributions, are not taxable to participants until withdrawn or distributed from the 401(k) plan. Our 401(k) plan provides that each participant may contribute up to 75% of his or her pre-tax compensation, up to a statutory limit, which was $18,000 for 2016. Participants who are at least 50 years old can also make “catch-up” contributions, which in 2016 was up to an additional $6,000 above the statutory limit. Under our 401(k) plan, each employee is fully vested in his or her deferred salary contributions. Employee contributions are held and invested by the plan’s trustee, subject to participants’ ability to give investment directions by following certain procedures. We can make discretionary contributions or matching contributions to our 401(k) plan based on a percentage of contributions made by the employee. We may limit the amount of discretionary contributions up to a specified percentage or dollar amount. Viventia sponsored a 401(k) retirement plan for its U.S.-based employees. Participants may contribute a percentage of their annual compensation to this plan, subject to statutory limitations.
Executive and Director Compensation Processes
Our executive compensation program is administered by the compensation committee of our board, subject to the oversight and approval of our full board. Our compensation committee reviews our executive compensation practices on an annual basis and based on this review makes recommendations to our board for approval, which has full discretion to approve or modify the recommendations of the compensation committee.
In designing our executive compensation program, our compensation committee considers publicly available compensation data for national and regional companies in the biotechnology/pharmaceutical industry to help guide its executive compensation decisions at the time of hiring and for subsequent adjustments in compensation. Our compensation committee has also retained the services of Radford, an independent compensation consultant, to provide it with additional comparative data on executive compensation practices in our industry and to advise it on our executive compensation program generally. Although the compensation committee considers Radford’s advice and recommendations about our executive compensation program, the compensation committee ultimately makes its own decisions about these matters.
None of the compensation committee members and none of our executive officers or directors have any relationship with Radford or the individual consultants employed by Radford. Radford has not provided any other services to our board or management other than compensation consulting services to the compensation committee. The compensation committee has determined that no conflicts of interest exist between Radford and our company, our directors or our executive officers. The compensation committee is directly responsible for the appointment and oversight of any compensation consultants and other advisors it retains.
Our director compensation program is administered by the compensation committee of our board, subject to the oversight and approval of our full board. The compensation committee conducts periodic reviews of director compensation and makes recommendations to the board with respect thereto.
Limitation of Liability and Indemnification
Our certificate of incorporation limits the personal liability of directors for breach of fiduciary duty to the maximum extent permitted by the DGCL, and provides that no director will have personal liability to us or to our stockholders for monetary damages for breach of fiduciary duty as a director. However, these provisions do not eliminate or limit the liability of any of our directors:

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
Some of our non-employee directors may, through their relationships with their employers, be insured or indemnified against specified liabilities incurred in their capacities as members of our board.
Insofar as indemnification for liabilities arising under the Securities Act of 1933, or the Securities Act, may be permitted to directors, executive officers or persons controlling us, in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.
Director Compensation
Our non-employee directors are compensated for their services on our board as follows:

Compensation
Annual Board Cash Retainer	$35,000
Additional Retainer for Non-Executive Chair of the Board	$47,500
Additional Retainers for Committee Chairs
● Audit	$15,000
● Compensation	$10,000
● Nominating and Corporate Governance	$7,500
Additional Retainers for Committee Members
● Audit	$7,500
● Compensation	$6,000
● Nominating and Corporate Governance	$3,750
Annual Equity Award	8,072 shares of common stock
Initial Equity Award	16,143 shares of common stock
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
Each annual cash fee will be payable in arrears in four equal quarterly installments on the last day of each quarter, provided that the amount of each payment will be prorated for any portion of a quarter that a director is not serving on our board.
Each member of our board will also be entitled to reimbursement for reasonable travel and other expenses incurred in connection with attending meetings of the board and any committee on which he or she serves.
The table below shows all compensation to our non-employee directors during 2016.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	Total ($)
Wendy L. Dixon(2)	47,687	9,246	56,933
David A. Berry, M.D., Ph.D.(3)	25,625	9,246	34,871
Abbie C. Celniker, Ph.D.(4)	9,701	—	9,701
Paul G. Chaney(2)	41,000	—	41,000
Leslie L. Dan(5)	9,701	34,568	44,269
Jay Duker, M.D.(2)	35,000	9,246	44,246
Barry Gertz, M.D.(2)	35,000	9,246	44,246
Jane V. Henderson(2)	53,750	9,246	62,996
Daniel S. Lynch(2)	104,435	9,246	113,681
Cary G. Pfeffer, M.D.(6)	28,010	9,246	37,256

(1)
The amounts reported in the “Option Awards” column reflect the aggregate grant date fair value of stock-based compensation awarded during the year computed in accordance with the provisions of Financial Accounting Standards Board ASC Topic 718. See Note 12 to our financial statements appearing at the end of our Annual Report on Form 10-K for the year ended December 31, 2016 regarding assumptions underlying the valuation of equity awards.

(2)
Immediately following the annual meeting of stockholders held on June 8, 2016, Dr. Dixon, Dr. Berry, Mr. Chaney, Dr. Duker, Dr. Gertz, Ms. Henderson, Mr. Lynch and Dr. Pfeffer each received an option to purchase 8,072 shares of common stock at an exercise price of $1.83 per share. These stock options vest over twelve months, with 1/12th of the shares underlying the option vesting at the end of each one-month period following June 8, 2016.

(3)	Dr. Berry resigned from our board on August 15, 2016.

(4)	Dr. Celniker became a non-employee director on September 20, 2016. All fees reported as director compensation reflect amounts paid after September 20, 2016.

(5)
In connection with the election of Mr. Dan as a member of our board, in September 2016, our board granted Mr. Dan an option to purchase 16,143 shares of our common stock at an exercise price of $3.37 per share. This stock option vests over three years, with 1/36th of the shares underlying the option vesting at the end of each one-month period following September 20, 2016.

(6)	Dr. Pfeffer resigned from our board on September 20, 2016.
During 2016, we did not provide any additional compensation to Mr. Hurly, our President and Chief Executive Officer, for his service as a director. Mr. Hurly’s compensation as a named executive officer is set forth above under “Executive Compensation—Summary Compensation Table.”
The table below shows all stock options held by each of our directors at the end of 2016.

Name	Stock Options Outstanding (#)
Wendy L. Dixon	32,287
David A. Berry, M.D., Ph.D.(1)	—
Abbie C. Celniker, Ph.D.	506,449
Paul G. Chaney	32,287
Leslie L. Dan	16,143
Jay Duker, M.D.	24,215
Barry Gertz, M.D.	24,215
Jane V. Henderson	45,277
Daniel S. Lynch	106,695
Cary G. Pfeffer, M.D.(2)	—

(1)	Dr. Berry resigned from our board on August 15, 2016.

(2)	Dr. Pfeffer resigned from our board on September 20, 2016.
Compensation Committee Interlocks and Insider Participation

None of our executive officers serves as a member of the board of directors or compensation committee, or other committee serving an equivalent function, of any other entity that has one or more of its executive officers serving as a member of our board or our compensation committee. None of the members of our compensation committee is, or has ever been, an officer or employee of our company.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table sets forth information with respect to the beneficial ownership of our common stock as of March 24, 2017 by:

•	each of our directors;

•	each of our named executive officers;

•	all of our directors and executive officers as a group; and

•
each person, or group of affiliated persons, who is known by us to beneficially own more than 5% of our common stock based on currently available Schedules 13D and 13G filed with the Securities and Exchange Commission.

The column entitled “Percentage of Shares Beneficially Owned” is based on a total of 24,700,746 shares of our common stock outstanding as of March 24, 2017.
Beneficial ownership is determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to our common stock. Shares of our common stock subject to options and warrants that are currently exercisable or exercisable within 60 days after March 24, 2017 are considered outstanding and beneficially owned by the person holding the options or warrants for the purpose of calculating the percentage ownership of that person but not for the purpose of calculating the percentage ownership of any other person. Except as otherwise noted, the persons and entities in this table have sole voting and investing power with respect to all of the shares of our common stock beneficially owned by them, subject to community property laws, where applicable. Except as otherwise set forth below, the address of each beneficial owner is c/o Eleven Biotherapeutics, Inc., 245 First Street, Suite 1800, Cambridge, Massachusetts 02142.

Name and Address of Beneficial Owner	Number of shares beneficially owned	Percentage of shares beneficially owned
5% Stockholders:
Clairmark Investments Ltd.(1)	3,582,328	14.5%
Entities affiliated with Flagship Ventures Management, Inc.(2)	1,400,944	5.7%
JAFCO Super V3 Investment Limited Partnership(3)	1,449,337	5.9%
Third Rock Ventures, L.P.(4)	4,841,591	19.6%
Directors and Named Executive Officers:
Wendy L. Dixon, Ph.D.(5)	29,372	*
Abbie C. Celniker, Ph.D.(6)	916,364	3.6%
Paul G. Chaney(7)	31,614	*
Leslie L. Dan(1)(8)	3,585,915	14.5%
Jay S. Duker, M.D.(9)	19,955	*
Barry J. Gertz, M.D., Ph.D.(9)	19,955	*
Jane V. Henderson(10)	41,979	*
Daniel S. Lynch(11)	176,901	*
Stephen A. Hurly(12)	398,031	1.6%
John J. McCabe, C.P.A. (13)	127,865	*
Arthur DeCillis, M.D.	—	*
Karen Tubridy, Pharm.D.(14)	32,753	*
All current executive officers and directors as a group (11 persons)(15)	5,347,951	20.9%

*	Less than one percent.

(1)
Based on information reported by Clairmark Investments Ltd. on Schedule 13D filed (1) with the SEC on September 26, 2016. Clairmark is the beneficial owner of the 3,582,328 shares of common stock issued to Clairmark as consideration for the Acquisition of Viventia. Of these shares, 358,232 are being held in escrow for indemnification purposes related to the Acquisition. The address of each of the reporting persons is Clairmark Investments Ltd., 305 Milner Avenue, Suite 914, Toronto, Ontario M1B 3V4.

(2)
Based on information reported by Flagship Ventures Fund 2007, L.P. on Schedule 13D/A filed with the SEC on November 30, 2016. Flagship Ventures Fund 2007, L.P., or Flagship 2007 Fund, Flagship Ventures Fund IV, L.P., or Flagship IV Fund, and Flagship Ventures Fund Iv-Rx, L.P., or Flagship IV-Rx Fund, directly hold 1,090,887 shares, 247,550 shares and 62,507 shares of common stock, respectively. Flagship Ventures 2007 General Partner LLC, or Flagship 2007 GP, as the general partner of Flagship 2007 Fund, may be deemed to beneficially own the shares directly held by Flagship 2007 Fund. Flagship Ventures Fund IV General Partner LLC, or Flagship IV GP, as the general partner of Flagship IV Fund and Flagship IV-Rx Fund, may be deemed to beneficially own the shares directly held by Flagship IV Fund and Flagship IV-Rx Fund. Dr. Afeyan and Mr. Kania, as the managers of Flagship 2007 GP and Flagship IV GP, may be deemed to beneficially own the shares directly held by Flagship 2007 Fund, Flagship IV Fund and Flagship IV-Rx Fund. Dr. Afeyan and Mr. Kania hereby disclaim beneficial ownership of the shares of common stock held by Flagship 2007 Fund, Flagship IV Fund, and Flagship IV-Rx Fund, except to the extent of their pecuniary interest therein. The address of each of the reporting persons is Flagship Ventures, One Memorial Drive, 7th Floor, Cambridge, MA 02142.

(3)
Based on information reported by JAFCO Super V3 Investment Limited Partnership, or JAFCO Super V3, and JAFCO Co., Ltd. on Schedule 13G/A filed with the SEC on February 9, 2016. JAFCO Super V3 directly holds 1,449,337 shares of common stock. JAFCO Co., Ltd., as the general partner of JAFCO Super V3, may be deemed to have sole power to vote and sole power to dispose of shares of the issuer directly owned by JAFCO Super V3. The address of each of the reporting persons is Otemachi First Square West Tower 11F, 1-5-1, Otemachi Chiyoda-Ku, Tokyo, Japan 100-0004.

(4)
Based on information reported by Third Rock Ventures, L.P., or TRV L.P., on Schedule 13D filed with the SEC on February 21, 2014. TRV L.P. directly holds 4,841,591 shares of common stock. Each of Third Rock Ventures GP L.P., or TRV GP, as sole general partner of TRV L.P., and Third Rock Ventures GP, LLC, or TRV GP LLC, as sole general partner of TRV GP, may be deemed to share voting and dispositive power with respect to all shares held by TRV L.P. Each of Mark J. Levin, Kevin Starr, and Dr. Robert I. Tepper, as a manager of TRV LLC, may also be deemed to share voting and dispositive power with respect to all shares held by TRV L.P. Each of the reporting persons disclaims beneficial ownership of the TRV Shares other than those shares which such person owns of record. The address of each of the reporting persons is Third Rock Ventures, 29 Newbury Street, 3rd Floor, Boston, MA 02116.

(5)	Consists of 29,372 shares of common stock issuable upon the exercise of options exercisable within 60 days after March 24, 2017.

(6)	Consists of (i) 409,915 shares of common stock and (ii) 506,449 shares of common stock issuable upon the exercise of options exercisable within 60 days after March 24, 2017.

(7)	Consists of 31,614 shares of common stock issuable upon the exercise of options exercisable within 60 days after March 24, 2017.

(8)	Includes 3,587 shares of common stock issuable upon the exercise of options exercisable within 60 days after March 24, 2017.

(9)	Consists of 19,955 shares of common stock issuable upon the exercise of options exercisable within 60 days after March 24, 2017.

(10)	Consists of 41,979 shares of common stock issuable upon the exercise of options exercisable within 60 days after March 24, 2017.

(11)	Consists of (i) 70,879 shares of restricted common stock and (ii) 106,022 shares of common stock issuable upon the exercise of options exercisable within 60 days after March 24, 2017.

(12)
Consists of 398,031 shares of common stock issued to Mr. Hurly as consideration for the Acquisition (as defined below). Of these shares, 39,803 are being held in escrow for indemnification purposes related to the Acquisition.

(13)	Consists of (i) 5,930 shares of common stock and (ii) 121,935 shares of common stock issuable upon the exercise of options exercisable within 60 days after March 24, 2017.

(14)	Based upon information set forth in the Form 4 filed on Jun 29, 2016. Ms. Tubridy resigned as or Chief Development Officer on September 20, 2016.

(15)	Consists of (i) 4,467,083 shares of common stock and (ii) 880,868 shares of common stock issuable upon the exercise of options exercisable within 60 days after March 24, 2017.
Securities Authorized for Issuance under Equity Incentive Plans
The following table sets forth information concerning the awards that may be issued under our 2014 Stock Incentive Plan or under separate inducement awards as of December 31, 2016.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights (1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved
by security holders	1,377,801	(2)	$4.90	1,088,303
Equity compensation plans not approved
by security holders	650,000	(3)	3.37	—	(4)
Total	2,027,801		$4.41	1,088,303

(1)
Represents the weighted-average exercise price of outstanding stock options only. As restricted stock units have no exercise price, they are excluded from the weighted-average exercise price calculation.

(2)
Consists of outstanding (i) options to purchase 1,374,468 shares of common stock and (ii) restricted stock units covering an aggregate of 3,333 shares of common stock. Shares in settlement of vested restricted stock units are deliverable within 30 days of the vesting date.

(3)
Reflects option grants that were “inducement grants” as defined under NASDAQ Listing Rule 5635(c)(4). Each of the inducement grants expires on the day preceding the tenth anniversary of the grant date and vests over four years, with 25% of the original number of shares subject to the option vesting on the one year anniversary of the date of grant of the option and an additional 6.25% of the shares subject to the option vesting at the end of each successive three-month period following the one-year anniversary of the date of grant of the option, subject to the recipient’s continued service with us through the applicable vesting dates.

(4)
Our board of directors has not established any specific number of shares that could be issued without stockholder approval. Inducement grants to new key employees are determined on a case-by-case basis. Other than possible inducement grants, we expect that all equity awards will be made under stockholder-approved plans.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
Director Independence
Our board observes all applicable criteria for independence established by the NASDAQ Stock Market Rules and other governing laws and applicable regulations, including the requirement that a majority of our directors be independent as defined under the NASDAQ Stock Market Rules. Under Rule 5605(a)(2) of the NASDAQ Stock Market Rules, a director will only qualify as an “independent director” if, in the opinion of our board, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Our board has determined that all of our directors with the exceptions of Messrs. Hurly and Dan and Dr. Celniker are independent as defined under the NASDAQ Stock Market Rules.
In addition, the NASDAQ Stock Market Rules require that, subject to specified exceptions, (i) each member of our audit and compensation committees be independent, (ii) each member of our audit committee satisfy independence criteria set forth in Rule 10A-3 under the Securities Exchange Act of 1934, as amended, or the Exchange Act; and (iii) each member of our compensation committee satisfy the independence criteria set forth in Rule 10C-1 under the Exchange Act. In order to be considered independent for purposes of Rule 10A-3, a member of our audit committee may not, other than in his or her capacity as a member of the audit committee, the board, or any other board committee: (1) accept, directly or indirectly, any consulting, advisory or other compensatory fee from us or any of our subsidiaries; or (2) be an affiliated person of us or any of our subsidiaries. In addition, Rule 10C-1 under the Exchange Act requires that, with respect to the independence of each member of our compensation committee, our board consider all factors specifically relevant to determining whether a director has a relationship with us which is material to that director’s ability to be independent from management in connection with his or her duties as a compensation committee member, including, but not limited to: (1) the source of his or her compensation as a director, including any consulting, advisory or other compensatory fee paid by us to him or her; and (2) whether he or she is affiliated with us or any of our subsidiaries or affiliates.

Our board has also determined that: (i) Ms. Henderson, Dr. Dixon and Mr. Lynch who comprise our audit committee; and (ii) Messrs. Lynch and Chaney and Dr. Dixon who comprise our compensation committee, each satisfy the independence standards for those committees established by the applicable rules and regulations under the Exchange Act and the NASDAQ Stock Market Rules. In addition, with the exception of Dr. Celniker, each member of our nominating and corporate governance committee is independent as defined under the NASDAQ Stock Market Rules. In making such determination, our board considered the relationships that each such non-employee director has with us and all other facts and circumstances our board deemed relevant in determining independence.
Related Person Transactions Policy
Our board has adopted written policies and procedures for the review of any transaction, arrangement or relationship in which our company is a participant, the amount involved exceeds $120,000 and one of our executive officers, directors, director nominees or 5% stockholders, or their immediate family members, each of whom we refer to as a “related person,” has a direct or indirect material interest. As a smaller reporting company, we are also required to review and approve any transaction, arrangement or relationship in which our company is a participant, the amount involved exceeds the lesser of $120,000 and or one percent of the average of our total assets at year-end for the last two completed fiscal years, and a related person has a direct or indirect material interest. Because one percent of our average total assets for the past two fiscal years has exceeded $120,000, our board has continued to apply the $120,000 threshold under our policy.
If a related person proposes to enter into such a transaction, arrangement or relationship, which we refer to as a “related person transaction,” the related person must report the proposed related person transaction to our principal accounting officer. The policy calls for the proposed related person transaction to be reviewed and, if deemed appropriate, approved by our audit committee. Whenever practicable, the reporting, review and approval will occur prior to entry into the transaction. If advance review and approval is not practicable, the committee will review, and, in its discretion, may ratify the related person transaction. The policy also permits the chair of the audit committee to review and, if deemed appropriate, approve proposed related person transactions that arise between committee meetings, subject to ratification by the audit committee at its next meeting. Any related person transactions that are ongoing in nature will be reviewed annually.
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

Our audit committee may approve or ratify the transaction only if it determines that, under all of the circumstances, the transaction is in, or is not inconsistent with, our best interests. Our audit committee may impose any conditions on the related person transaction that it deems appropriate.
In addition to the transactions that are excluded by the instructions to the SEC’s related person transaction disclosure rule, our board has determined that the following transactions do not create a material direct or indirect interest on behalf of related persons and, therefore, are not related person transactions for purposes of this policy:

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
The policy provides that transactions involving the compensation of executive officers shall be reviewed and approved by our compensation committee in the manner specified in the compensation committee’s charter.
Certain Relationships and Related Party Transactions
Since January 1, 2016, we have engaged in the following transactions with our directors, executive officers, holders of more than 5% of our voting securities, and affiliates or immediate family members of our directors, executive officers, and holders of more than 5% of our voting securities. We believe that all of these transactions were on terms as favorable as could have been obtained from unrelated third parties.
Viventia Acquisition
On September 20, 2016, we entered into a Share Purchase Agreement with Viventia, the Selling Shareholders and, solely in its capacity as seller representative, Clairmark, an affiliate of Leslie Dan, one of our directors, pursuant to which we agreed to and simultaneously completed the acquisition of all of the outstanding capital stock of Viventia from the Selling Shareholders. The Selling Shareholders included Clairmark and Mr. Hurly, our chief executive officer. In connection with the closing of the Acquisition, we issued 4,013,431 shares of our common stock to the Selling Shareholders according to their pro rata share of Viventia’s then-outstanding common shares, which represented approximately 19.9% of our voting power as of immediately prior to the issuance of such shares of our common stock.
In connection with the closing of the Acquisition, we entered into a registration rights agreement with Clairmark, pursuant to which Clairmark, has rights, subject to specific conditions, to require us to file registration statements covering the 3,582,328 shares it acquired in the Acquisition or to include such shares in registration statements that we may file for ourselves or other stockholders.
In connection with the forgiveness of certain debt held by Viventia immediately preceding the Acquisition, Viventia irrevocably assigned and set over the right to receive up to $814,000 in the form of research and development investment tax credits to and in favor of Clairmark. In October 2016, we received $697,000 in research and development investment tax credits and in November 2016, we remitted the same amount to Clairmark.
Manufacturing and Office Leases
We lease a manufacturing, laboratory, and office facility in Winnipeg, Manitoba, from an affiliate of Mr. Dan, under a five-year renewable lease through September 2020 with a right to renew the lease for one subsequent five-year term. We have an annual minimum rent obligation of $296,000 for this facility. During the year ended December 31, 2016, we incurred $86,000 in rent expense for this facility.
We also lease an office facility in Toronto, Ontario from an affiliate of Mr. Dan. The lease is on a month-to-month basis unless terminated by either party by giving the requisite notice. We pay approximately $2,000 per month for this office facility. During the year ended December 31, 2016, we incurred $5,000 in rent expense for this facility.
Protoden License
We are party to an intellectual property license agreement under which we pay fees to Protoden Technologies Inc., or Protoden, a company owned by Clairmark. Pursuant to the agreement, we have an exclusive, perpetual, irrevocable and non-royalty bearing license, with the right to sublicense, under certain patents and technology to make, use and sell products that utilize such patents and technology. The annual fee is $100,000. Beginning on January 1, 2025, the licenses granted to us will require no further payments to Protoden. During the year ended December 31, 2016, we paid $28,000 to Protoden under this license agreement.

Item 14.	Principal Accountant Fees and Services.
Audit Fees and Services
Ernst & Young LLP provided audit and tax services to us consisting of the audit of our 2016 and 2015 financial statements and tax compliance services. The following table summarizes the fees for Ernst & Young LLP services to us for the last two fiscal years.

Fee Category	Fiscal Year 2016	Fiscal Year 2015
Audit Fees(1)	$453,200	$473,860
Audit-Related Fees(2)	157,500	—
Tax Fees(3)	87,500	8,500
All Other Fees(4)	—	—
Total Fees	$698,200	$482,360

(1)	Audit fees consist of fees for the audit of our annual financial statements.

(2)	Audit-related fees for fiscal year 2016 were incurred in connection with the Roche License Agreement and Acquisition of Viventia. There were no audit-related fees for fiscal year 2015.

(3)
Tax fees for fiscal years 2016 and 2015 consist of fees for tax compliance services. In addition, in 2016 we incurred tax fees in connection with a Section 382 study and the Acquisition of Viventia. Tax compliance services relate primarily to the preparation of our U.S. and Massachusetts tax returns.

(4)	There were no other fees for fiscal years 2016 and 2015.
In 2014, the audit committee adopted a formal policy concerning approval of audit and non-audit services to be provided to us by our independent registered public accounting firm, Ernst & Young LLP. The policy requires that all services to be provided by Ernst & Young LLP, including audit services and permitted audit-related and non-audit services, be preapproved by the audit committee, provided that de minimis non-audit services may instead be approved in accordance with applicable SEC rules. The board pre-approved all audit and non-audit services provided by Ernst & Young LLP during fiscal year 2016 and 2015.

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

ELEVEN BIOTHERAPEUTICS, INC.

By:	/s/ Stephen A. Hurly
Stephen A. Hurly
President and Chief Executive Officer
March 24, 2017
Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Stephen A. Hurly	Director, President and Chief Executive Officer (Principal Executive Officer)	March 24, 2017
Stephen A. Hurly

/s/ John J. McCabe	Chief Financial Officer (Principal Financial and Accounting Officer)	March 24, 2017
John J. McCabe

/s/ Wendy L. Dixon, Ph.D.	Chair of the Board of Directors	March 24, 2017
Wendy L. Dixon, Ph.D.

/s/ Abbie C. Celniker	Director	March 24, 2017
Abbie C. Celniker, Ph.D.

/s/ Paul G. Chaney	Director	March 24, 2017
Paul G. Chaney

/s/ Leslie Dan, B.Sc. Phm,. M.B.A., C.M.	Director	March 24, 2017
Leslie Dan, B.Sc. Phm,. M.B.A., C.M.

/s/ Jay S. Duker, M.D.	Director	March 24, 2017
Jay S. Duker, M.D.

/s/ Barry J. Gertz, M.D., Ph.D.	Director	March 24, 2017
Barry J. Gertz, M.D., Ph.D.

/s/ Jane V. Henderson	Director	March 24, 2017
Jane V. Henderson

/s/ Daniel S. Lynch	Director	March 24, 2017
Daniel S. Lynch

EXHIBIT INDEX

Exhibit No.	Description

2.1
Share Purchase Agreement, effective as of September 20, 2016, by and between Eleven Biotherapeutics, Inc., Viventia Bio Inc. and Clairmark Investments Ltd., as representative of the selling shareholders (we hereby agree to furnish supplementally a copy of any omitted schedules to the SEC upon request). Incorporated herein by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on September 21, 2016 (File No. 001-36296).

3.1
Restated Certificate of Incorporation of Eleven Biotherapeutics, Inc. Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on February 18, 2014 (File No. 001-36296).

3.2	Amended and Restated By-laws of Eleven Biotherapeutics, Inc. Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on April 16, 2015 (File No. 001-36296).

4.1
Specimen Stock Certificate evidencing the shares of common stock. Incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-1/A filed with the SEC on January 23, 2014 (Reg. No. 333-193131).

4.2
Amended and Restated Investors’ Rights Agreement of Eleven Biotherapetics, Inc. Incorporated by reference to Exhibit 4.2 to our Registration Statement on Form S-1/A filed with the SEC on January 23, 2014 (Reg. No. 333-193131).

4.3
Registration Rights Agreement, dated as of September 20, 2016 by and among Eleven Biotherapeutics, Inc. and the shareholders named therein. Incorporated herein by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on September 21, 2016 (File No. 001-36296).

4.4
Form of Warrant to Purchase Common Stock, by and between Eleven Biotherapeutics, Inc. and the persons party thereto. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on December 1, 2014 (File No. 001-36296).

4.5
Form of Warrant issued to Silicon Valley Bank and Life Science Loans, LLC dated November 25, 2014. Incorporated by reference to Exhibit 10.23 to our Registration Statement on Form S-1 filed with the SEC on December 19, 2014 (Reg. No. 333-201176).

10.1+	Amended and Restated 2009 Stock Incentive Plan. Incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-1 filed with the SEC on December 30, 2013 (Reg. No. 333-193131).

10.2+
Form of Incentive Stock Option Agreement under the Amended and Restated 2009 Stock Incentive Plan. Incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-1 filed with the SEC on December 30, 2013 (Reg. No. 333-193131).

10.3+
Form of Non-statutory Stock Option Agreement under the Amended and Restated 2009 Stock Incentive Plan. Incorporated by reference to Exhibit 10.3 to our Registration Statement on Form S-1 filed with the SEC on December 30, 2013 (Reg. No. 333-193131).

10.4+
Form of Restricted Stock Agreement under the Amended and Restated 2009 Stock Incentive Plan. Incorporated by reference to Exhibit 10.4 to our Registration Statement on Form S-1 filed with the SEC on December 30, 2013 (Reg. No. 333-193131).

10.5+	2014 Stock Incentive Plan. Incorporated by reference to Exhibit 10.5 to our Registration Statement on Form S-1/A filed with the SEC on January 23, 2014 (Reg. No. 333-193131).

10.6+
Form of Incentive Stock Option Agreement under 2014 Stock Incentive Plan. Incorporated by reference to Exhibit 10.6 to our Registration Statement on Form S-1/A filed with the SEC on January 23, 2014 (Reg. No. 333-193131).

10.7+
Form of Non-statutory Stock Option Agreement under 2014 Stock Incentive Plan. Incorporated by reference to Exhibit 10.7 to our Registration Statement on Form S-1/A filed with the SEC on January 23, 2014 (Reg. No. 333-193131).

10.8+
Form of Restricted Stock Unit Agreement under 2014 Stock Incentive Plan. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on June 29, 2015 (File No. 001-36296).

10.9
Form of Indemnification Agreement by and between Eleven Biotherapeutics, Inc. and each of its directors and executive officers. Incorporated by reference to Exhibit 10.12 to our Registration Statement on Form S-1/A filed with the SEC on January 23, 2014 (Reg. No. 333-193131).

10.10+	2014 Employee Stock Purchase Plan. Incorporated by reference to Exhibit 10.13 to our Registration Statement on Form S-1/A filed with the SEC on January 23, 2014 (Reg. No. 333-193131).

10.11+
Employment Agreement, dated August 28, 2015, by and between Eleven Biotherapeutics, Inc. and John J. McCabe. Incorporated herein by reference to Exhibit 10.17 to our Annual Report on Form 10-K filed on March 24, 2016 (File No. 001-36296).

10.12+
Form of Director Restricted Stock Agreement under 2014 Stock Incentive Plan. Incorporated by reference to Exhibit 10.18 to our Registration Statement on Form S-1/A filed with the SEC on January 23, 2014 (Reg. No. 333-193131).

10.13†
License Agreement, dated as of June 10, 2016, by and among Eleven Biotherapeutics, Inc., F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. Incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on August 12, 2016 (File No. 001-36296).

10.14†
License Agreement, effective January 13, 2003, as amended and restated on October 14, 2015, by and between The University of Zurich and Viventia Bio Inc. Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 21, 2016 (File No. 001-36296).

10.15†
Amended & Restated Exclusive License Agreement, dated October 14, 2015, by and between Merck KGaA and Viventia Bio Inc. Incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on September 21, 2016 (File No. 001-36296).

10.16
Amended and Restated License Agreement, dated October 17, 2014, by and between Clairmark Investments Ltd. (successor in interest of Protoden Technologies Inc.) and Viventia Bio Inc. Incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on September 21, 2016 (File No. 001-36296).

10.17
Indenture, dated March 31, 2000, between 131-149 Hamelin Street Leaseholds Limited (successor in interest of Almad Investments Limited) and Viventia Bio Inc. (successor in interest of Viventia Biotech Inc.), as amended by Lease Amending Agreement, dated June 26, 2003, as further amended by Lease Amending Agreement, dated January 26, 2004, and as further amended by Letter Agreement, dated June 25, 2008, and as further amended by Lease Amending Agreement, September 16, 2015. Incorporated herein by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on September 21, 2016 (File No. 001-36296).

10.18+
Separation Agreement dated September 20, 2016 between Eleven Biotherapeutics, Inc. and Abbie C. Celniker. Incorporated herein by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on September 21, 2016 (File No. 001-36296).

10.19+
Separation Agreement dated September 20, 2016 between Eleven Biotherapeutics, Inc. and Karen L. Tubridy. Incorporated herein by reference to Exhibit 10.6 to our Current Report on Form 8-K filed on September 21, 2016 (File No. 001-36296).

10.20+
Retention Letter Agreement dated September 20, 2016 between Eleven Biotherapeutics, Inc. and John J. McCabe. Incorporated herein by reference to Exhibit 10.7 to our Current Report on Form 8-K filed on September 21, 2016 (File No. 001-36296).

10.21+
Amendment to Retention Letter Agreement, dated March 5, 2017, by and between Eleven Biotherapeutics, Inc. and John J. McCabe. Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 6, 2017 (File No. 001-36296).

10.22+
Employment Agreement dated September 20, 2016 between Eleven Biotherapeutics, Inc. and Stephen A. Hurly. Incorporated herein by reference to Exhibit 10.8 to our Current Report on Form 8-K filed on September 21, 2016 (File No. 001-36296).

10.23+
Employment Agreement dated September 20, 2016 between Eleven Biotherapeutics, Inc. and Arthur P. DeCillis. Incorporated herein by reference to Exhibit 10.9 to our Current Report on Form 8-K filed on September 21, 2016 (File No. 001-36296).

10.24
Agreement for Termination of Lease and Voluntary Surrender of Premises, dated October 14, 2016, between Eleven Biotherapeutics, Inc. and ARE-MA Region No. 38, LLC. Incorporated herein by reference to Exhibit 10.10 to our Quarterly Report on Form 10-Q filed on November 14, 2016 (File No. 001-36296).

21.1*	Subsidiaries of Eleven Biotherapeutics, Inc.

23.1*	Consent of Ernst & Young LLP

31.1*	Rule 13a-14(a) Certification of Principal Executive Officer

31.2*	Rule 13a-14(a) Certification of Principal Financial Officer

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. §1350

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
+	This exhibit is a compensatory plan or arrangement in which our executive officers or directors participate.
†	Confidential treatment requested as to portions of the exhibit. Confidential materials omitted and filed separately with the Securities and Exchange Commission.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of
Eleven Biotherapeutics, Inc.
We have audited the accompanying consolidated balance sheets of Eleven Biotherapeutics, Inc. (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive income (loss), convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Eleven Biotherapeutics, Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016 in conformity with U.S. generally accepted accounting principles.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has recurring losses from operations and insufficient cash resources that raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Ernst & Young LLP
Boston, Massachusetts
March 24, 2017

ELEVEN BIOTHERAPEUTICS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$25,342	$36,079
Prepaid expenses and other current assets	585	232
Total current assets	25,927	36,311
Property and equipment, net	796	407
Restricted cash	10	94
Intangible assets	60,500	—
Goodwill	16,864	—
Other assets	—	13
Total assets	$104,097	$36,825
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,667	$1,246
Accrued expenses	1,774	1,794
Notes payable, current portion	—	4,134
Deferred revenue, current portion	425	406
Due to related party	114	—
Total current liabilities	3,980	7,580
Other liabilities	—	423
Notes payable, net of current portion	—	9,763
Warrant liability	5	115
Deferred tax liability	16,335	—
Contingent consideration	45,100	—
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 5,000,000 shares authorized at December 31, 2016 and 2015 and no shares issued and outstanding at December 31, 2016 and 2015	—	—
Common stock, $0.001 par value per share; 200,000,000 shares authorized at December 31, 2016 and 2015 and 24,531,964 and 19,619,124 shares issued and outstanding at December 31, 2016 and 2015, respectively	25	20
Additional paid-in capital	161,963	144,126
Accumulated deficit	(123,311)	(125,202)
Total stockholders’ equity	38,677	18,944
Total liabilities and stockholders’ equity	$104,097	$36,825
See accompanying notes.

ELEVEN BIOTHERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)

	Year Ended December 31,
	2016	2015	2014
Revenue:
Collaboration revenue	$406	$490	$2,243
License revenue	29,575	500	—
Total revenue	29,981	990	2,243
Operating expenses:
Research and development	13,479	26,336	26,703
General and administrative	14,736	9,850	8,471
(Gain) loss from change in fair value of contingent consideration	(1,100)	—	—
Total operating expenses	27,115	36,186	35,174
Income (loss) from operations	2,866	(35,196)	(32,931)
Other income (expense):
Other income (expense), net	(723)	3,139	(849)
Interest expense	(247)	(1,395)	(376)
Total other income (expense), net	(970)	1,744	(1,225)
Net income (loss) before income taxes	1,896	(33,452)	(34,156)
Provision for income taxes	5	—	—
Net income (loss) and comprehensive income (loss)	$1,891	$(33,452)	$(34,156)
Cumulative preferred stock dividends and accretion of preferred stock discount	—	—	(519)
Net income (loss) applicable to common stockholders	$1,891	$(33,452)	$(34,675)
Net income (loss) per share applicable to common stockholders—basic	$0.09	$(1.76)	$(2.37)
Weighted-average number of common shares used in net income (loss) per share applicable to common stockholders—basic	21,083	18,993	14,644
Net income (loss) per share applicable to common stockholders-diluted	$0.09	$(1.76)	$(2.37)
Weighted-average number of common shares used in net income (loss) per share applicable to common stockholders—diluted	21,733	18,993	14,644
See accompanying notes.

ELEVEN BIOTHERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
	(in thousands, except share data)
Balance at December 31, 2013	45,250,000	$45,035	7,203,845	$11,643	1,636,137	$2	$3,260	$(57,594)	$(54,332)
Initial public offering, net of issuance costs of $7.3 million	(45,250,000)	(45,035)	(7,203,845)	(11,643)	14,010,424	14	106,868	—	106,882
Issuance of common stock, net of issuance costs of $1.5 million	—	—	—	—	1,743,680	2	15,417	—	15,419
Exercise of stock options and vesting of restricted stock awards	—	—	—	—	190,701	—	65	—	65
Exercise of warrants	—	—	—	—	352,318	—	15	—	15
Conversion of preferred stock warrant to common stock warrant	—	—	—	—	—	—	247	—	247
Issuance of common stock warrants in connection with notes payable	—	—	—	—	—	—	254	—	254
Stock-based compensation expense	—	—	—	—	—	—	2,432	—	2,432
Net loss	—	—	—	—	—	—	—	(34,156)	(34,156)
Balance at December 31, 2014	—	—	—	—	17,933,260	18	128,558	(91,750)	36,826
Issuance of common stock, net of issuance costs of $819,000	—	—	—	—	1,446,781	2	12,648	—	12,650
Exercise of stock options and vesting of restricted stock awards	—	—	—	—	239,083	—	63	—	63
Issuance of common stock warrants in connection with notes payable	—	—	—	—	—	—	328	—	328
Stock-based compensation expense	—	—	—	—	—	—	2,529	—	2,529
Net loss	—	—	—	—	—	—	—	(33,452)	(33,452)
Balance at December 31, 2015	—	—	—	—	19,619,124	20	144,126	(125,202)	18,944
Exercise of stock options and vesting of restricted stock awards	—	—	—	—	810,538	1	268	—	269
Issuance of common stock pursuant to the ESPP	—	—	—	—	88,871	—	35	—	35
Issuance of common stock in connection with the acquisition of Viventia	—	—	—	—	4,013,431	4	13,521	—	13,525
Stock-based compensation expense	—	—	—	—	—	—	4,013	—	4,013
Net income	—	—	—	—	—	—	—	1,891	1,891
Balance at December 31, 2016	—	$—	—	$—	24,531,964	$25	$161,963	$(123,311)	$38,677
See accompanying notes.

ELEVEN BIOTHERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2016	2015	2014
Operating activities
Net income (loss)	$1,891	$(33,452)	$(34,156)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	178	366	410
Non-cash interest expense	26	108	36
Stock-based compensation expense	4,013	2,529	2,432
Change in fair value of warrant liability	(110)	(3,104)	123
(Gain) loss from change in fair value of contingent consideration	(1,100)	—	—
Loss on extinguishment of debt	221	—	459
Gain on sale of equipment	(24)	—	—
Expense related to issuance costs allocated to warrants measured at fair value	—	—	276
Changes in operating assets and liabilities:
Prepaid expenses and other assets	800	110	(259)
Restricted cash	84	—	—
Accounts payable	(742)	(1,212)	1,021
Accrued expenses	(1,936)	226	1,315
Deferred revenue	19	(100)	(964)
Due to related party	(698)	—	—
Net cash provided by (used in) operating activities	2,622	(34,529)	(29,307)
Investing activities
Cash acquired in acquisition	136	—	—
Sale (purchases) of property and equipment	325	(287)	(137)
Net cash provided by (used in) investing activities	461	(287)	(137)
Financing activities
Proceeds from issuance of notes payable, net of debt issuance costs	—	5,000	9,883
Payments on equipment financing and notes payable	(14,124)	(877)	(4,633)
Proceeds from issuance of common stock and common stock warrants, net of issuance costs	—	12,650	70,237
Proceeds from exercise of common stock options and common stock warrants	269	63	74
Proceeds from sale of common stock pursuant to ESPP	35	—	—
Net cash (used in) provided by financing activities	(13,820)	16,836	75,561
Net (decrease) increase in cash and cash equivalents	(10,737)	(17,980)	46,117
Cash and cash equivalents at beginning of period	36,079	54,059	7,942
Cash and cash equivalents at end of period	$25,342	$36,079	$54,059
Supplemental non-cash investing and financing activities
Common stock issued in connection with the acquisition (Note 3)	13,525	—	—
Fair value of assets acquired and liabilities assumed in the acquisition (Note 3):
Fair value of assets acquired in the acquisition, excluding cash	$79,366	$—	$—
Fair value of liabilities assumed in the acquisition	$19,777	$—	$—
Conversion of Series A and Series B preferred stock into 8,260,444 shares of common stock	$—	$—	$56,678
Conversion of preferred stock warrants into common stock warrants	$—	$—	$247
Issuance of warrants to purchase common stock	$—	$328	$3,300
Supplemental cash flow information
Cash paid for interest	$663	$930	$335
See accompanying notes.

ELEVEN BIOTHERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Basis of Presentation
Eleven Biotherapeutics, Inc. (the “Company”), a Delaware corporation formed on February 25, 2008, is a biologics oncology company primarily focused on designing, engineering and developing targeted protein therapeutics ("TPTs"). The Company's TPTs are single protein therapeutics composed of targeting moieties genetically fused via linker domains to cytotoxic protein payloads that are produced through the Company's proprietary one-step manufacturing process. The Company targets tumor cell surface antigens that allow for rapid internalization into the targeted cancer cell and have limited expression on normal cells. The Company has designed its TPTs to overcome the fundamental efficacy and safety challenges inherent in existing antibody drug conjugates ("ADCs"), where a payload is chemically attached to a targeting antibody.
Liquidity
The Company has financed its operations to date primarily through private placements of its common stock and preferred stock and convertible bridge notes, venture debt borrowings, its initial public offering ("IPO"), sales effected in an "at-the-market" offering through its agent, Cowen and Company, LLC, and the License Agreement. As of December 31, 2016, the Company had cash and cash equivalents totaling approximately $25.3 million, net working capital of $21.9 million and an accumulated deficit of $123.3 million.
In August 2014, FASB issued ASU 2014‑15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern ("ASU 2015-14"). Under the new standard, management must evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. This evaluation initially does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented as of the date the financial statements are issued. When substantial doubt exists, management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about the Company’s ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. Generally, to be considered probable of being effectively implemented, the plans must have been approved by the Company’s board of directors ("Board") before the date that the financial statements are issued. This standard was adopted by the Company at December 31, 2016.
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
To date, the Company has no revenue from product sales and management expects continuing operating losses in the future. As of December 31, 2016, the Company had available cash and cash equivalents of $25.3 million, which it believes is not sufficient to fund the Company’s current operating plan through March 24, 2018, which is twelve months after the date the financial statements are issued. Management expects to seek additional funds through equity or debt financings or through additional collaboration or licensing transactions. The Company may be unable to obtain equity or debt financings or enter into additional collaboration or licensing transactions and, if necessary, the Company will be required to implement cost reduction strategies. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

ELEVEN BIOTHERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Significant Accounting Policies
Principles of Consolidation
These consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The consolidated financial statements include the accounts of Eleven Biotherapeutics, Inc., its wholly owned subsidiary, Viventia Bio Inc., and its indirect subsidiaries, Viventia Bio USA Inc. and Viventia Biotech (EU) Limited. All inter-company transactions and balances have been eliminated in consolidation.

The functional currency of Viventia Bio Inc., Viventia Bio USA Inc. and Viventia Biotech (EU) Limited is the U.S. dollar. Consolidated balance sheet accounts of the Company’s subsidiaries are translated into U.S. dollars using the exchange rate in effect at the consolidated balance sheet date while expenses are translated using the average exchange rate in effect during the period. Gains and losses arising from translation of the wholly owned subsidiaries’ financial statements are included in the determination of net income (loss).
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Management considers many factors in selecting appropriate financial accounting policies and controls, and in developing the estimates and assumptions that are used in the preparation of these consolidated financial statements. Management must apply significant judgment in this process. In addition, other factors may affect estimates, including: expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes and management must select an amount that falls within that range of reasonable estimates. This process may result in actual results differing materially from those estimated amounts used in the preparation of the consolidated financial statements. Estimates are used in the following areas, among others: stock-based compensation expense, fair value of warrants to purchase common stock, revenue recognition, fair value of intangible assets and goodwill, income taxes including the valuation allowance for deferred tax assets, accrued expenses, contingent consideration and going concern considerations. Actual results could differ from those estimates under different assumptions or conditions. Changes in estimates are reflected in reported results in the period in which they become known.
Revenue Recognition
The Company recognizes revenue in accordance with Accounting Standards Codification ("ASC") Topic 605, Revenue Recognition (“ASC 605”) and evaluates multiple-element arrangements based on the guidance in ASC Topic 605-25, Revenue Recognition-Multiple-Element Arrangements (“ASC 605-25”). Revenues from license arrangements are recognized when persuasive evidence of an arrangement exists, delivery of goods or services has occurred, including title to the product, and associated risk of loss has passed to the customer, the price is fixed or determinable, collection from the customer has been reasonably assured, all performance obligations have been met, and any associated reductions of revenue can be reasonably estimated. The Company licenses certain rights to its product candidates to third parties. Activities under licensing agreements are evaluated to determine if they represent a multiple element arrangement. The Company identifies the deliverables included within the agreement and evaluates which deliverables represent separate units of accounting. The Company accounts for those components as separate units of accounting if the following two criteria are met:

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

ELEVEN BIOTHERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company determines the selling price on the basis of vendor-specific objective evidence ("VSOE"), third party evidence, or best estimate of selling price. VSOE is the price charged for a deliverable when it is sold separately. Third party evidence is the price that the Company or vendors charge for a similar deliverable when sold separately. Best estimate is the price at which the Company would sell the deliverable if the deliverable were sold by the Company regularly on a stand-alone basis.
When multiple deliverables are combined and accounted for as a single unit of accounting, the Company bases its revenue recognition on the last element to be delivered using the straight-line or proportional performance method depending on the Company’s ability to estimate the timing of the delivery of the performance obligation. Amounts received or recorded as receivable prior to satisfying the associated revenue recognition criteria are recorded as deferred revenue in the consolidated balance sheets. Amounts not expected to be recognized within one year following the balance sheet date are classified as non-current deferred revenue.
If a future milestone payment under a license agreement is contingent upon the achievement of a substantive milestone, license revenue is recognized in its entirety in the period in which the milestone is achieved. Non-substantive milestone payments that are paid based on the passage of time or as a result of the licensee’s performance are allocated to the units of accounting within the arrangement and recognized as revenue when those deliverables are satisfied. A milestone is substantive if:

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
Research and Development Costs
Expenditures relating to research and development are expensed in the period incurred. Research and development expenses consist of both internal and external costs associated with all basic research activities, clinical activities and technical effort required to develop a new product or service. The research and development costs include personnel-related costs, stock-based compensation, facilities, research-related overhead, pre-approval regulatory and clinical trial costs, manufacturing costs and other contracted services, license fees, and other external costs.
In certain circumstances, the Company is required to make advance payments to vendors for goods or services that will be received in the future for use in research and development activities. In such circumstances, the advance payments are deferred and are expensed when the activity has been performed or when the goods have been received.
Stock-Based Compensation
The Company accounts for its stock-based compensation awards in accordance with ASC Topic 718, Compensation—Stock Compensation (“ASC 718”). ASC 718 requires all stock-based payments to employees and directors, including grants of employee stock options, to be recognized as expense in the consolidated financial statements based on their grant date fair values. For stock options granted to employees and to members of the Board for their services on the Board, the Company estimates the grant date fair value of each option award using the Black-Scholes option-pricing model. The use of the Black-Scholes option-pricing model requires management to make assumptions with respect to the expected term of the option, the

ELEVEN BIOTHERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

expected volatility of the common stock consistent with the expected life of the option, risk-free interest rates and expected dividend yields of the common stock. For awards subject to service-based vesting conditions, the Company recognizes stock-based compensation expense, net of estimated forfeitures, equal to the grant date fair value of the stock options on a straight-line basis over the requisite service period. For awards subject to both performance and service-based vesting conditions, the Company recognizes stock-based compensation expense using an accelerated recognition method.
The Company expenses restricted stock awards and restricted stock units to employees and members of the Board based on the grant date fair value of the award on a straight-line basis over the associated service period of the award. Awards of restricted stock to non-employees are adjusted through stock-based compensation expense at each reporting period end to reflect the current fair value of such awards and expensed on a straight-line basis.
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
Share-based payments issued to non-employees are recorded at their fair values, and are periodically revalued as the equity instruments vest and are recognized as expense over the related service period in accordance with the provisions of ASC 718 and ASC Topic 505-50, Equity-Based Payments to Non-Employees. For equity instruments granted to non-employees, the Company recognizes stock-based compensation expense on a straight-line basis.
During the years ended December 31, 2016, 2015 and 2014, the Company recorded stock-based compensation expense, which was allocated as follows in the consolidated statements of operations and comprehensive income (loss) (in thousands):

	Year Ended December 31,
	2016	2015	2014
Research and development expense	$1,455	$1,032	$1,069
General and administrative expense	2,558	1,497	1,363
	$4,013	$2,529	$2,432
No related tax benefits were recognized for the years ended December 31, 2016, 2015 and 2014.
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
The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740, Income Taxes. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. As of December 31, 2016 and 2015, the Company did not have any significant uncertain tax positions.
Comprehensive Income (Loss)
Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the years ended December 31, 2016, 2015 and 2014, comprehensive income (loss) was equal to net income (loss).
Cash and Cash Equivalents
The Company considers highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

ELEVEN BIOTHERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
The following table presents information about the Company’s financial assets and liabilities that have been measured at fair value, and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value. The Company determines the fair value of the common stock warrants (See Note 11) and contingent consideration (See Note 3) using Level 3 inputs.
The following table summarizes the assets and liabilities measured at fair value on a recurring basis at December 31, 2016 (in thousands):

Description	December 31, 2016	Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$25,342	$25,342	$—	$—
Restricted cash	10	10	—	—
Total assets	$25,352	$25,352	$—	$—
Liabilities:
Warrant liability	$5	$—	$—	$5
Contingent consideration	45,100	—	—	45,100
Total liabilities	$45,105	$—	$—	$45,105
The following table summarizes the assets and liabilities measured at fair value on a recurring basis at December 31, 2015 (in thousands):

Description	December 31, 2015	Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$36,079	$36,079	$—	$—
Restricted cash	94	94	—	—
Total assets	$36,173	$36,173	$—	$—
Liabilities:
Warrant liability	$115	$—	$—	$115
Total liabilities	$115	$—	$—	$115
The carrying amounts reflected in the balance sheets for prepaid expenses and other current assets, other assets, accounts payable and accrued expenses approximate their fair values at December 31, 2016 and 2015, due to their short-term nature.

ELEVEN BIOTHERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

There have been no changes to the valuation methods used during the years ended December 31, 2016 and 2015. The Company evaluates transfers between levels at the end of each reporting period. There were no transfers of assets or liabilities between levels during the years ended December 31, 2016 and 2015.
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
Business Combinations
The Company evaluates acquisitions of assets and other similar transactions to assess whether or not the transaction should be accounted for as a business combination by assessing whether or not the Company has acquired inputs and processes that have the ability to create outputs. If determined to be a business combination, the Company accounts for business acquisitions under the acquisition method of accounting as indicated in the FASB issued ASC Topic 805, Business Combinations (“ASC 805”), which requires the acquiring entity in a business combination to recognize the fair value of all assets acquired and liabilities assumed and establishes the acquisition date as the fair value measurement point. Accordingly, the Company recognizes assets acquired and liabilities assumed in business combinations, including contingent assets and liabilities, and non-controlling interest in the acquiree based on the fair value estimates as of the date of acquisition. In accordance with ASC 805, the Company recognizes and measures goodwill as of the acquisition date, as the excess of the fair value of the consideration paid over the fair value of the identified net assets acquired.
The consideration for the Company’s business acquisitions includes future payments that are contingent upon the occurrence of a particular event or events. The obligations for such contingent consideration payments are recorded at fair value on the acquisition date. The contingent consideration obligations are then evaluated each reporting period. Changes in the fair value of contingent consideration obligations, other than changes due to payments, are recognized as a gain or loss on fair value remeasurement of contingent consideration in the consolidated statements of operations and comprehensive income (loss).
Indefinite-Lived Intangible Assets
In accordance with ASC Topic 350, Intangibles — Goodwill and Other (“ASC 350”), during the period that an asset is considered indefinite-lived, such as in-process research and development (“IPR&D”), it will not be amortized. Acquired IPR&D represents the fair value assigned to research and development assets that have not reached technological feasibility. The value assigned to acquired IPR&D is determined by estimating the costs to develop the acquired technology into commercially viable products, estimating the resulting revenue from the projects, and discounting the net cash flows to present value. The revenue and costs projections used to value acquired IPR&D are, as applicable, reduced based on the probability of success of developing a new drug. Additionally, the projections consider the relevant market sizes and growth factors, expected trends in technology, and the nature and expected timing of new product introductions by the Company and its competitors. The rates utilized to discount the net cash flows to their present value are commensurate with the stage of development of the projects and uncertainties in the economic estimates used in the projections. Upon the acquisition of IPR&D, the Company completes an assessment of whether its acquisition constitutes the purchase of a single asset or a group of assets. Multiple factors are considered in this assessment, including the nature of the technology acquired, the presence or absence of separate cash flows, the development process and stage of completion, quantitative significance and the rationale for entering into the transaction. Indefinite-lived assets are maintained on the Company’s consolidated balance sheet until either the project underlying it is completed or the asset becomes impaired. Indefinite-lived assets are tested for impairment on an annual basis, or whenever events or changes in circumstances indicate the reduction in the fair value of the IPR&D asset is below its respective carrying amount. If the Company determines that an impairment has occurred, a write-down of the carrying value and an impairment charge to operating expenses in the period the determination is made is recorded. When development of an
IPR&D asset is complete the associated asset would be deemed finite-lived and would then be amortized based on its respective estimated useful life at that point.
Goodwill
Goodwill represents the difference between the purchase price and the fair value of the identifiable tangible and intangible net

ELEVEN BIOTHERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Impairment of Long-Lived Assets
The Company periodically evaluates its long-lived assets for potential impairment in accordance with ASC Topic 360, Property, Plant and Equipment. Potential impairment is assessed when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Recoverability of these assets is assessed based on undiscounted expected future cash flows from the assets, considering a number of factors, including past operating results, budgets and economic projections, market trends and product development cycles. If impairments are identified, assets are written down to their estimated fair value. The Company has not recognized any impairment charges through December 31, 2016.
Warrant Liability
The Company accounts for warrant instruments that either conditionally or unconditionally obligate the issuer to transfer assets as liabilities regardless of the timing of the redemption feature or price, even though the underlying shares may be classified as permanent or temporary equity. These warrants are subject to revaluation at each balance sheet date, and any changes in fair value are recorded as a component of other income (expense), until the earlier of their exercise or expiration or upon the completion of a liquidation event. The following table sets forth a summary of changes in the fair value of the Company’s common stock warrant liability, which represented a recurring measurement classified within Level 3 of the fair value hierarchy, wherein fair value was estimated using significant unobservable inputs (in thousands):

Beginning balance, January 1, 2016	$115
Change in fair value of common stock warrants included in other income (expense)	(110)
Ending balance, December 31, 2016	$5
Contingent Consideration
In connection with the acquisition of Viventia Bio Inc., the Company recorded contingent consideration pertaining to the amounts potentially payable to Viventia Bio Inc.'s Selling Shareholders pursuant to the Share Purchase Agreement (See Note 3). Contingent consideration is measured at fair value and is based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The valuation of contingent consideration uses assumptions the Company believes would be made by a market participant. The Company assesses these estimates on an on-going basis as additional data impacting the assumptions is obtained. Future changes in the fair value of contingent consideration related to updated assumptions and estimates are recognized within the consolidated statements of operations and comprehensive income (loss).
Contingent consideration may change significantly as development progresses and additional data are obtained, impacting the Company’s assumptions regarding probabilities of successful achievement of related milestones used to estimate the fair value of the liability and the timing in which they are expected to be achieved. In evaluating the fair value information, considerable judgment is required to interpret the market data used to develop the estimates. The estimates of fair value may not be indicative of the amounts that could be realized in a current market exchange. Accordingly, the use of different market assumptions and/or different valuation techniques could result in materially different fair value estimates. The following table sets forth a summary of changes in the fair value of the Company's contingent consideration liability, which represented a recurring measurement classified within Level 3 of the fair value hierarchy, wherein fair value was estimated using significant unobservable inputs (in thousands):

ELEVEN BIOTHERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Beginning balance, January 1, 2016	$—
Contingent consideration resulting from acquisition of Viventia Bio Inc. as of acquisition date	46,200
Change in fair value of contingent consideration	(1,100)
Ending balance, December 31, 2016	$45,100
Segment Information
Operating segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions on how to allocate resources and assess performance. The Company views its operations and manages its business in one operating segment. The Company operates in one geographic segment. At December 31, 2016, long-lived assets of $0.8 million, comprised of property and equipment, are all held in Canada.
Subsequent Events
The Company considers events or transactions that occur after the balance sheet date, but prior to the issuance of the consolidated financial statements, to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through the date these consolidated financial statements were issued.
Net Income (Loss) Per Share
Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted-average shares outstanding during the period, without consideration for common stock equivalents. Diluted net income (loss) per share is calculated by adjusting weighted-average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury-stock method. For purposes of the diluted net income (loss) per share calculation, stock options, unvested restricted stock, restricted stock units and warrants are considered to be common stock equivalents.
The following common stock equivalents, using the treasury-stock method, were included in the calculation of diluted net income (loss) per share for the periods indicated.

	Year ended December 31,
	2016	2015	2014
Stock options	650,109	—	—
Unvested restricted stock	—	—	—
Restricted stock units	—	—	—
Common stock warrants	—	—	—
	650,109	—	—
The following common stock equivalents were excluded from the calculation of diluted net income (loss) per share for the periods indicated because including them would have had an anti-dilutive effect or the exercise prices were greater than the average market price of the common shares.

	Year ended December 31,
	2016	2015	2014
Stock options	1,374,359	1,803,574	1,438,528
Unvested restricted stock	22,150	41,657	125,027
Restricted stock units	3,333	150,932	—
Common stock warrants	926,840	926,840	899,340
	2,326,682	2,923,003	2,462,895
Recent Accounting Pronouncements

ELEVEN BIOTHERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In the second quarter of 2014, the FASB issued guidance applicable to revenue recognition that will be effective for the Company for the year ending December 31, 2018. The new guidance must be adopted using either a full retrospective approach for all periods presented or a modified retrospective approach. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The new guidance applies a more principles-based approach to recognizing revenue. The Company expects to adopt this new guidance in the first quarter of 2018 using the modified retrospective method. The adoption may have a material effect on the Company's financial statements. The Company's revenues are derived primarily from license and collaboration agreements. The consideration the Company is eligible to receive under these agreements includes upfront payments, research and development funding, milestone payments, and royalties. Each collaboration agreement is unique and will need to be assessed separately under the five-step process under the new standard. The new guidance differs from the current accounting standard in many respects, such as in the accounting for variable consideration, including milestone payments. Under the current accounting policy, the Company recognizes milestone revenue using the milestone method specified in ASC 605-28, which generally results in the recognition of the milestone payment as revenue in the period that the milestone is achieved. However, under the new accounting standard, it is possible to start to recognize milestone revenue before the milestone is achieved, subject to management's assessment of whether it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved.
In November 2015, the FASB issued Accounting Standards Update No. 2015-17, Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”). ASU 2015-17 requires companies to classify all deferred tax assets and liabilities as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. The guidance is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. The guidance may be adopted on either a prospective or retrospective basis. The Company does not expect the adoption of this guidance to have a material effect on the Company’s consolidated financial statements.
In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). ASU 2016-02 addresses the financial reporting of leasing transactions. Under current guidance for lessees, leases are only included on the balance sheet if certain criteria, classifying the agreement as a capital lease, are met. This update will require the recognition of a right-of-use asset and a corresponding lease liability, discounted to the present value, for all leases that extend beyond 12 months. For operating leases, the asset and liability will be expensed over the lease term on a straight-line basis, with all cash flows included in the operating section of the statement of cash flows. For finance leases, interest on the lease liability will be recognized separately from the amortization of the right-of-use asset in the statement of operations and the repayment of the principal portion of the lease liability will be classified as a financing activity while the interest component will be included in the operating section of the statement of cash flows. This guidance is effective for annual and interim reporting periods beginning after December 15, 2018. Early adoption is permitted. The Company has not yet completed the analysis of how adopting this guidance will affect its consolidated financial statements.
In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Some of the areas of simplification apply only to nonpublic entities. For public business entities, the amendments in ASU 2016-09 are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company has not yet completed the analysis of how adopting this guidance will affect its consolidated financial statements.

In August, 2016, the FASB issued Accounting Standards Update No. 2016-15, Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force) (“ASU 2016-15”). The amendments in ASU 2016-15 address eight specific cash flow issues and apply to all entities that are required to present a statement of cash flows under ASC Topic 230, Statement of Cash Flows. The amendments in ASU 2016-15 are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption during an interim period. The Company has not yet completed the analysis of how adopting this guidance will affect its consolidated financial statements.

In November 2016, the FASB issued Accounting Standards Update No. 2016-18, Restricted Cash (a consensus of the FASB Emerging Issue Task Force) (“ASU 2016-18”). This new standard addresses the diversity that exists in the classification and presentation of changes in restricted cash on the statement of cash flows. The amendments in ASU 2016-18 require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally

ELEVEN BIOTHERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within the year of adoption, with early adoption permitted. The Company does not expect that the adoption of ASU 2016-18 will have a material impact on its consolidated financial statements.

In January 2017, the FASB issued Accounting Standards Update No. 2017-01, Clarifying the Definition of a Business ("ASU 2017-01"). The standard clarifies the definition of a business by adding guidance to assist entities in evaluating whether transactions should be accounted for as acquisitions of assets or businesses. ASU 2017-01 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Under ASU 2017-01, to be considered a business, the assets in the transaction need to include an input and a substantive process that together significantly contribute to the ability to create outputs. Prior to the adoption of the new guidance, an acquisition or disposition would be considered a business if there were inputs, as well as processes that when applied to those inputs had the ability to create outputs. Early adoption is permitted for certain transactions. Adoption of ASU 2017-01 may have a material impact on the Company's consolidated financial statements if it enters into future business combinations.
In January 2017, the FASB issued Accounting Standards Update No. 2017-04, Simplifying the Test for Goodwill Impairment ("ASU 2017-04"). ASU 2017-04 simplifies the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. ASU 2017-04 is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019, and should be applied on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not anticipate the adoption of ASU 2017-04 will have a material impact on its consolidated financial statements.
3. Business Combination
On September 20, 2016, the Company entered into an agreement with Viventia Bio Inc., a corporation incorporated under the laws of the Province of Ontario, Canada (“Viventia”), the shareholders of Viventia named therein (the “Selling Shareholders”) and, solely in its capacity as seller representative, Clairmark Investments Ltd., a corporation incorporated under the laws of the Province of Ontario, Canada (“Clairmark”) (the “Share Purchase Agreement”), pursuant to which the Company agreed to and simultaneously completed the acquisition of all of the outstanding capital stock of Viventia from the Selling Shareholders (the “Acquisition”). In connection with the closing of the Acquisition, the Company issued 4,013,431 shares of its common stock to the Selling Shareholders, which represented approximately 19.9% of the voting power of the Company as of immediately prior to the issuance of such shares of the Company's common stock. The Selling Shareholders includes Clairmark, an affiliate of one of the Company’s directors, and the Company’s CEO.
In addition, under the Share Purchase Agreement, the Company is obligated to pay to the Selling Shareholders certain post-closing contingent cash payments upon the achievement of specified milestones and based upon net sales, in each case subject to the terms and conditions set forth in the Share Purchase Agreement, including: (i) a one-time milestone payment of $12.5 million payable upon the first sale of ViciniumTM or any variant or derivative thereof, other than ProxiniumTM (the “Purchased Product”), in the United States; (ii) a one-time milestone payment of $7.0 million payable upon the first sale of the Purchased Product in any one of certain specified European countries; (iii) a one-time milestone payment of $3.0 million payable upon the first sale of the Purchased Product in Japan; and (iv) and quarterly earn-out payments equal to two percent (2%) of net sales of the Purchased Product during specified earn-out periods. Such earn-out payments are payable with respect to net sales in a country beginning on the date of the first sale in such country and ending on the earlier of (i) December 31, 2033 and (ii) fifteen years after the date of such sale, subject to early termination in certain circumstances if a biosimilar product is on the market in the applicable country (collectively, the "Contingent Consideration"). Under the Share Purchase Agreement, the Company, its affiliates, licensees and subcontractors are required to use commercially reasonable efforts, for the first seven years following the closing of the Acquisition, to achieve marketing authorizations throughout the world and, during the applicable earn-out period, to commercialize the Purchased Product in the United States, France, Germany, Italy, Spain, United Kingdom, Japan, China and Canada. Certain of these payments are payable to individuals or affiliates of individuals that became employees or members of the Company's Board.
Each of the Company, Viventia and the Selling Shareholders has agreed to customary representations, warranties and covenants in the Share Purchase Agreement. The Share Purchase Agreement also includes indemnification obligations in favor of the Company from the Selling Shareholders, including for breaches of representations, warranties, covenants and agreements made

ELEVEN BIOTHERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
The purchase price consisted of the issuance of the 4,013,431 shares of the Company's common stock to the Selling Shareholders and the fair value of the Contingent Consideration.
The Company valued the shares issued at $13.5 million, based on the closing price of the Company's common stock on September 20, 2016 (the “Acquisition Date”). The Contingent Consideration was preliminarily valued at $46.2 million, using a probability-adjusted, discounted cash flow estimate as of the Acquisition Date. The total fair value of consideration for the acquisition was $59.7 million.
As of December 31, 2016, purchase accounting for the Acquisition is preliminary and subject to completion upon obtaining the necessary remaining information, which principally includes information with respect to the market for Vicinium outside the U.S. The Company is in the process of obtaining this information and will update the valuation for the changes as the information is obtained. Changes to these assumptions could cause an impact to (1) the valuation of the Contingent Consideration, (2) the identification and valuation of assets acquired, including intangible assets and related goodwill and (3) the related tax impacts of the Acquisition. The Company has preliminarily valued the acquired assets and liabilities based on their estimated fair value. The preliminary fair values included in the consolidated balance sheet as of December 31, 2016 are based on the best estimates of the Company. Any adjustments to the preliminary fair values will be made as such information becomes available, but no later than September 19, 2017. The following table presents the preliminary allocation of the purchase price for the transaction as of the Acquisition Date (in thousands):

Cash and cash equivalents	$136
Prepaid expenses and other assets	1,162
Property and equipment	867
In-process research and development - U.S. Vicinium	12,200
In-process research and development - E.U. Vicinium	41,100
In-process research and development - R.O.W. Vicinium	7,200
Goodwill	16,864
Accounts payable	(1,163)
Accrued expenses	(1,494)
Other liabilities	(812)
Deferred tax liability	(16,335)
$59,725

The preliminary allocation of the purchase consideration presented in the preceding table has been updated from the preliminary allocation of the purchase consideration presented in the Company’s Form 10-Q as of and for the three- and nine-month periods ended September 30, 2016, to reflect new information related to facts and circumstances existing as of the Acquisition Date, which impacted the determination of the fair value of the IPR&D assets for Vicinium and Proxinium, the fair value of the Contingent Consideration, the related deferred tax liability and goodwill. During the fourth quarter of 2016, the Company gathered additional information around the market for Vicinium outside of the U.S., which enabled the Company to update the fair value of the IPR&D - Vicinium asset, the Contingent Consideration, the related deferred tax liability and goodwill. In addition, the Company increased the discount rate applied to determine the fair value the IPR&D assets to reflect

ELEVEN BIOTHERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

the increased risk associated with international markets. The previously reported fair values and the currently reported fair values as of the Acquisition Date, including Contingent Consideration, are reflected in the following table (in thousands):

	Previously Reported	Currently Reported
In-process research and development - Vicinium	$35,400	$—
In-process research and development - U.S. Vicinium	$—	$12,200
In-process research and development - E.U. Vicinium	$—	$41,100
In-process research and development - R.O.W. Vicinium	$—	$7,200
In-process research and development - Proxinium	$800	$—
Goodwill	$10,312	$16,864
Deferred tax liability	$(9,774)	$(16,335)
Contingent Consideration	$(21,900)	$(46,200)
The revised fair values noted above did not have an impact on the Company’s consolidated statement of operations and comprehensive income (loss), as the effected assets are indefinite-lived and therefore, not amortized. The revised Contingent Consideration also did not result in an impact to the consolidated statement of operations and comprehensive income (loss) as the change was to the initial value used to complete the preliminary purchase price allocation and not based on facts and circumstances that arose subsequent to the Acquisition Date.
The preliminary fair value of the acquired intangible assets was determined using a risk-adjusted discounted cash flow approach, which includes probability adjustments for projected revenues and operating expenses based on the success rates assigned to each stage of development for each geographical region; as well as a discount rate of 26.1% applied to the projected cash flows. The remaining estimated cost of development for the Vicinium U.S. IPR&D asset is $48.0 million, with an expected completion date of no earlier than 2019. The remaining estimated cost of development for the Vicinium E.U. IPR&D asset is $25.0 million with an expected completion date of no earlier than 2022. The remaining estimated cost of development for the Vicinium R.O.W. IPR&D asset is $25.0 million, with an expected completion date of no earlier than 2024.

The Company believes the assumptions described above are representative of those a market participant would use in estimating fair value.
The deferred tax liability of $16.3 million primarily relates to the potential future impairments or amortization associated with IPR&D intangible assets, which is not deductible for tax purposes, and which cannot be used as a source of income to realize deferred tax assets. As a result, the Company recorded the deferred tax liability with an offset to goodwill.

The amount allocated to the IPR&D is considered to be indefinite-lived until the completion or abandonment of the associated research and development efforts. As of December 31, 2016, there was no impairment related to the IPR&D.

The preliminary fair value of the Company’s Contingent Consideration was determined using probabilities of successful achievement of regulatory milestones and commercial sales, the period in which these milestones and sales are expected to be achieved ranging from 2019 to 2033, the level of commercial sales of Vicinium, and discount rates ranging from 8.6% to 13.7%. Significant changes in any of these assumptions would result in a significantly higher or lower fair value measurement.
The Company allocated the excess of the purchase price over the identifiable intangible assets to goodwill. Such goodwill is not deductible for tax purposes and represents the value placed on expected synergies and deferred tax liabilities recognized in connection with the Acquisition. As of December 31, 2016, there was no impairment of goodwill. All goodwill has been assigned to the Company’s single reporting unit.
These fair value measurements were based on significant inputs not observable in the market and thus represent Level 3 fair value measurements.
The operating results of Viventia for the period from September 20, 2016 to December 31, 2016, which includes no revenue and an operating loss of $3.5 million, have been included in the Company’s consolidated financial statements as of and for the year ended December 31, 2016.

ELEVEN BIOTHERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company incurred a total of $2.5 million in transaction costs in connection with the transaction, excluding Viventia transaction costs, which were included in general and administrative expense within the consolidated statements of operations and other comprehensive income (loss) for the year ended December 31, 2016.
The Company’s financial results for the year ended December 31, 2016 are inclusive of Viventia financial results since the Acquisition Date. The unaudited estimated pro forma results presented below include the effects of the Acquisition as if it had been consummated as of the beginning of each period. The pro forma results include the direct expenses of Viventia as well as the additional depreciation expense as a result of the increase in the fair value of the fixed assets. The pro forma results exclude the costs of the transaction, severance and stock-based compensation expenses, the Viventia forgiveness of debt and the related interest expense in connection with the Acquisition. In addition, the pro forma results do not include any anticipated synergies or other expected benefits of the Acquisition. Accordingly, the unaudited estimated pro forma financial information below is not necessarily indicative of either future results of operations or results that might have been achieved had the Acquisition been consummated as of the beginning of each period (in thousands):

	Year Ended December 31,
	2016	2015
Revenue	$29,981	$990
Net loss	(3,026)	(47,483)
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
ThromboGenics funded certain research and development services performed by the Company during the research term, which was initially thirty (30) months and automatically extended to the extent that the parties mutually agreed in writing. The initial research term concluded in November 2015, however it was amended at that time to extend the performance period into 2016. The Collaboration and License Agreement provided for potential future payments to the Company upon achievement of specified pre-clinical, clinical and regulatory milestones with respect to collaboration products and royalties on sales of collaboration products by ThromboGenics, its affiliates or sublicensees. However, as there have not been any collaboration products identified whose modulation of any of the targets has been confirmed in the course of the research conducted under the Collaboration and License Agreement, none of these milestones or royalties were payable. On August 1, 2016, the Company received notice from ThromboGenics of its termination, effective as of October 31, 2016, of the Collaboration and License Agreement.
The Company accounted for this agreement pursuant to ASC Topic 605-25. The Company received a $1.75 million upfront payment and subsequent payments to perform activities under the Collaboration and License Agreement at a set rate per full-time equivalent person working on collaboration activities. The Company was recognizing the arrangement consideration using the proportional performance method, by which the amounts were recognized in proportion to the costs incurred based on full time equivalent personnel efforts. Subsequent to the amendment in November 2015, the Company was recognizing revenue on a straight-line basis over the remaining performance period. The Company recorded revenue of $0.4 million, $0.5 million and $2.2 million for the years ended December 31, 2016, 2015 and 2014, respectively. No further amounts are expected to be recognized in the future related to this arrangement. The costs incurred by the Company related to the research activities were recorded as research and development expense in the consolidated statement of operations and comprehensive income (loss).
5. License Agreement with Roche
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

ELEVEN BIOTHERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
The first development milestone payment for the first indication was paid in the amount of $22.5 million as a result of the Investigational New Drug ("IND") application for EBI-031 becoming effective on or before September 15, 2016.
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
Buy-Out Options
The License Agreement provides for two “option periods” during which Roche may elect to make a one-time payment to the Company and, in turn, terminate its diligence, milestone and royalty payment obligations under the License Agreement. Specifically, (i) Roche may exercise a buy-out option following the first dosing (“Initiation”) in the first Phase 2 study for a Licensed Product until the day before Initiation of the first Phase 3 study for a Licensed Product, in which case Roche is required to pay the Company $135.0 million within 30 days after Roche's exercise of such buy-out option and receipt of an invoice from the Company, or (ii) Roche may exercise a buy-out option following the day after Initiation of the first Phase 3 study for a Licensed Product until the day before the acceptance for review by the U.S. Food and Drug Administration ("FDA") or other regulatory authority of a biologics license application (“BLA”) or similar application for marketing approval for a Licensed Product in either the United States or in the European Union, in which case Roche is required to pay the Company, within 30 days after Roche’s exercise of such buy-out option and receipt of an invoice from the Company, $265.0 million, which amount would be reduced to $220.0 million if none of the Company’s patent rights containing a composition of matter claim covering any compound or Licensed Product has issued in the European Union.
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
The Company’s License Agreement with Roche contains the following deliverables: 1) an exclusive, worldwide license, including the right to sublicense, to its patent and know-how related to the Company’s monoclonal antibody EBI-031 or any other IL-6 antagonist anti-IL-6 monoclonal antibody; 2) IND regulatory clearance activities; 3) conduct a tissue cross-reactivity study; 4) transfer pre-clinical inventory and 5) perform de minimus post-effective date services.
The Company has determined that the License Agreement contains four units of accounting. The de minimis post-effective date services were not determined to be substantive, and thus were not considered units of accounting. The $29.9 million of allocable arrangement consideration was allocated to each of the units of accounting using the relative selling price method based on the Company’s best estimate of selling price of each of the units of accounting. The best estimate of selling price of the license was calculated using a discounted cash flow model that included the following key assumptions: the development timeline of EBI-031, future revenue forecast for EBI-031, and an appropriate discount rate to discount the related cash flows and probability of successful development. The best estimate of selling price of the remaining deliverables was based on

ELEVEN BIOTHERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

estimated costs plus a reasonable margin. The allocation of arrangement consideration was not particularly sensitive to changes in the Company's best estimate of selling price given the significant value ascribed to the license deliverable.
The Company recognizes arrangement consideration allocated to each unit of accounting when all of the revenue recognition criteria in ASC 605-25 are satisfied for that particular unit of accounting. As of December 31, 2016, the basic revenue recognition criteria has been met for all units of accounting except for the transfer of pre-clinical inventory. Accordingly, the Company recognized $29.6 million in revenue related to the License Agreement for the year ended December 31, 2016. The $0.4 million of revenue allocated to the transfer of pre-clinical inventory will be recognized upon delivery of the inventory to Roche.

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
6. Property and Equipment
Property and equipment and related accumulated depreciation are as follows (in thousands):

	Estimated Useful Life (Years)	December 31,
		2016	2015
Lab equipment	5	$457	$1,961
Furniture and fixtures	4	16	107
Computer equipment	3	73	171
Software	3	28	25
Leasehold improvements	Lesser of useful life or remaining lease term	293	100
		867	2,364
Less accumulated depreciation and amortization		(71)	(1,957)
Total property and equipment, net		$796	$407
Depreciation expense amounted to $178,000, $366,000 and $410,000 for the years ended December 31, 2016, 2015 and 2014, respectively. During 2016, the Company disposed/sold property and equipment with a net book value of $299,000 for proceeds of $325,000.
7. Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	December 31,
	2016	2015
Development costs	$852	$931
Employee compensation	352	573
Professional fees	413	194
Interest	—	88
Other	157	8
	$1,774	$1,794
8. Indebtedness
Term Loan

ELEVEN BIOTHERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In May 2010, the Company entered into the Loan Agreement with Silicon Valley Bank ("SVB"), pursuant to which the Company could borrow up to $1.5 million. The Loan Agreement was secured by substantially all of the Company’s assets, excluding its intellectual property. Outstanding borrowings bore interest at a fixed rate per annum equal to 8.25%. The Company borrowed the entire $1.5 million in two equal advances in June 2010 and July 2010, and principal and interest payments were due through September 2013.
In September 2012, the Company modified the Loan Agreement with SVB such that the Company was able to borrow up to $5.0 million (the “First Loan Modification Agreement”). On September 4, 2012, the Company borrowed $2.0 million under the First Loan Modification Agreement, of which $0.5 million of the proceeds was used to repay the outstanding balance of the original Loan Agreement. The interest rate on the amount borrowed in 2012 was fixed at 5.75% per annum. On February 1, 2013, the Company borrowed the remaining available loan amount of $3.0 million under the First Loan Modification Agreement. The interest rate on the amount borrowed in 2013 was fixed at 5.75% per annum. The Company made interest-only payments until October 1, 2013, and was required to make consecutive equal monthly payments of principal, plus accrued interest, over the remaining term. The Company accounted for the amendment as a modification, as the terms of the amendment were not substantially different from the original terms of the Loan Agreement.
In November 2014, the Company modified the Loan Agreement with SVB such that the Company was able to increase the amount it may borrow to $15.0 million (the “Second Loan Modification Agreement”). On November 25, 2014, the Company borrowed a first tranche of $10.0 million, of which $3.2 million was applied to the repayment of outstanding debt obligations to SVB under the First Loan Modification Agreement, including accrued interest. The Company borrowed the remaining $5.0 million on May 11, 2015. The interest rate for each tranche was set at the funding date for such tranche at 3.75% above the prime lending rate published in the Wall Street Journal. The interest rate on the amount borrowed in 2014 was fixed at 7.00% per annum.
The Company accounted for the Second Loan Modification Agreement as an extinguishment as the terms of the Second Loan Modification Agreement were substantially different from the original terms of the Loan Agreement, and recorded a loss on extinguishment of $0.5 million, which was recorded in other income (expense) on the consolidated statements of operations and comprehensive income (loss). The warrants issued in connection with the debt (See Note 11) were treated as part of the extinguishment loss.
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
On December 4, 2015, the Company entered into a Consent and Third Amendment to Loan and Security Agreement (the "Third Loan Amendment Agreement") with SVB in connection with the assignment of the Company's proprietary SuperminTM albumin variant assets to a third party pursuant to a Patent Assignment and License Agreement dated as of December 4, 2015.
The Third Loan Amendment Agreement modified the repayment terms of the Loan Agreement under specified circumstances and the circumstances under which the Company was required to fund a cash collateral account with SVB in an amount equal to the outstanding amount under the Loan Agreement. As a result of the Company's Phase 3 clinical trial of isunakinra for the treatment of severe allergic conjunctivitis, which constituted a "Study Discontinuation Event" pursuant to the terms of the Loan Agreement, the Company was required to fund a cash collateral account with SVB in an amount equal to $15.1 million, representing the outstanding obligations under the Loan Agreement.
The Company accounted for the Third Loan Amendment Agreement as a modification as the terms of the Third Loan Amendment Agreement were not substantially different from the terms of the Second Loan Modification Agreement. The Company recorded a debt discount of $328,000, which was being accreted as interest expense over the remaining term of the loan. The Company recorded interest expense of $102,000 for the year ended December 31, 2015. The offsetting credit to the debt discount was recorded as additional paid-in-capital.

ELEVEN BIOTHERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company also accreted the final payment over the term of the debt using the effective interest method. As of December 31, 2015, the Company had accreted $354,000 of the final payment. The Company also evaluated the debt for embedded features that need to be bifurcated, noting that the contingent interest feature and events of default were required to be bifurcated, but were concluded to be de minimis in value at inception and at December 31, 2015. At December 31, 2015, $14.1 million was outstanding on the term loan under the Loan Agreement.
On March 1, 2016, the Company prepaid all outstanding amounts owed to SVB under the amended Loan Agreement. These obligations included the outstanding principal and interest of $13.8 million and a prepayment penalty of $0.2 million. In addition, the Company was required to pay a final payment equal to 6% of the amounts borrowed under the amended Loan Agreement, or $0.9 million, of which $0.4 million was accrued as of March 1, 2016. In addition, as a result of the prepayment, the Company wrote off the unamortized debt issuance costs and debt discount of $0.2 million. In connection with the prepayment, the Company recorded a loss on extinguishment of debt of $0.9 million, which is included in other income (expense) on the consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2016.
9. Commitments and Contingencies
Operating Leases
The Company leases a manufacturing facility located in Winnipeg, Manitoba Canada, which consists of an approximately 31,400 square foot manufacturing, laboratory, warehouse and office facility, under a five year renewable lease through September 2020 with a right to renew the lease for one subsequent five-year term. The minimum monthly rent under this lease is approximately $25,000 per month, plus additional rent and applicable taxes. Rent expense under this lease was $86,000 for the period beginning on the Acquisition Date through December 31, 2016.
The Company leased its corporate headquarters in Cambridge, Massachusetts under an operating lease that was scheduled to expire on April 30, 2018. On October 14, 2016, the Company and the landlord mutually agreed to terminate the lease and voluntarily surrender the premises. The Company recorded $565,000, $494,000 and $416,000 in rent expense for the years ended December 31, 2016, 2015 and 2014, respectively, for this lease.
The minimum aggregate future lease commitment at December 31, 2016 is as follows (in thousands):

2017	$324
2018	296
2019	296
2020	222
$1,138

ELEVEN BIOTHERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

License Agreements
The Company is a party to or assignee of license agreements that may require it to make future payments relating to license fees, sublicense fees, milestone fees, and royalties on future sales of licensed products.
The following outlines the license agreements the Company believes it will owe payments under if its product candidates reach certain milestones and begin to generate revenue.
The Schepens Eye Research Institute, Inc. / The Massachusetts Eye and Ear Infirmary
In July 2010, the Company entered into a license agreement with The Schepens Eye Research Institute, Inc. (“Schepens”), pursuant to which Schepens granted the Company an exclusive royalty-bearing license, with the right to grant sublicenses, to certain intellectual property rights for the development of IL-1blocker for ophthalmic indications. The Company is obligated to pay Schepens up to $4.7 million and issue up to 105,000 shares of its common stock in milestone payments, contingent upon the issuance of certain patents. In addition, the Company is obligated to pay Schepens a tiered single-digit royalty based on net sales of the licensed product. During the year ended December 31, 2014, the Company paid Schepens and expensed $350,000 upon the achievement of a clinical milestone. On February 10, 2016, the Company provided notice to Schepens of the Company’s termination of the license agreement, which termination was effective 60 days following receipt of such notice by Schepens.
The University of Zurich

The Company has an exclusive license agreement with the University of Zurich ("Zurich"), which grants the Company an exclusive license, with the right to sublicense, to make, have made, use and sell under certain patents primarily directed to the Company's targeting agent, including EpCAM chimera, and related immunoconjugates and methods of use and manufacture of the same. These patents cover some key aspects of the Company’s product candidates Vicinium and Proxinium. The Company is obligated to pay $750,000 in milestone payments for its first product candidate in the event it reaches the applicable clinical development milestones. As part of the consideration, the Company is also obligated to pay up to a 4% royalty on the net product sales for any products that are covered by the applicable Zurich patent rights. The Company has the right to reduce the amount of royalties owed to Zurich if the total royalty rate owed by the Company to Zurich and any other third party is 10% or greater, provided that the royalty rate may not be less than 2% of net sales. The obligation to pay royalties in a particular country expires upon the expiration, lapse or abandonment of the last of the Zurich patent rights that covers the manufacture, use or sale of a product and there is no obligation to pay royalties in a country if there is no patent rights that cover the manufacture, use or sale of a product.

Merck KGaA
The Company holds an exclusive license agreement with Merck KGaA ("Merck") pursuant to which the Company was granted an exclusive license, with the right to sublicense, under certain patents and technology relating to aspects of VB6-845d, to make, use, sell and import VB6-845d or any products that would otherwise infringe such patents in the field of therapeutic or diagnostic purposes in humans. Under the agreement, the Company may be obligated to make milestone payments in respect of certain stages of regulatory approval reached by a product candidate generated by this technology or covered by a licensed patent including: (a) $2,000,000 upon the start of the first Phase 3 clinical trial for a licensed product; (b) $2,000,000 upon submission of the first Biologics License Application ("BLA") for a licensed product; (c) $2,000,000 upon the approval of the first BLA in certain countries for a licensed product and $1,000,000 upon each of the second and third approvals of a BLA in certain additional countries for the same licensed product (total of $4,000,000); and (d) $2,000,000 upon the approval of the second BLA in certain countries for a licensed product; and $1,000,000 upon each of the second and third approvals of the second BLA in certain additional countries for the same licensed product (total of $4,000,000). The Company may be obligated to pay a 1.5% royalty on the net product sales up to $150,000,000 and a 2% royalty on the net product sales above such amount.
The license remains in force on a country-by-country basis and product-by-product basis, and expires at the longer of (i) the expiration of the last to expire patent within the licensed patent rights that covers a licensed product and (ii) 10 years from the first commercial sale of a licensed product in such country; provided that no royalty is payable for more than 15 years from the first commercial launch of a licensed product anywhere in the world.
Legal Contingencies
The Company does not currently have any contingencies related to ongoing legal matters.

ELEVEN BIOTHERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10. Common Stock
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
Dividends
Dividends may be declared and paid on the common stock from funds lawfully available thereof as and when determined by the Board and subject to any preferential dividend or other rights of any then outstanding preferred stock.
Liquidation
Upon the dissolution or liquidation of the Company, whether voluntary or involuntary, holders of common stock will be entitled to receive all assets of the Company available for distribution to its stockholders, subject to any preferential or other rights of any then outstanding preferred stock.
Reserved for Future Issuance
The Company has reserved the following shares of stock:

	As of December 31,
	2016	2015
Unvested restricted stock	22,150	41,657
Restricted stock units	3,333	150,932
Options to purchase common stock	3,112,771	2,319,772
Warrants to purchase common stock	926,840	926,840
Employee stock purchase plan	68,609	157,480
	4,133,703	3,596,681
Reverse Stock Split
On January 21, 2014, the Board and stockholders of the Company approved a one-for-6.35 reverse stock split of the Company’s issued and outstanding common stock, which was effected on January 21, 2014. Stockholders entitled to fractional shares as a result of the reverse stock split received a cash payment in lieu of receiving fractional shares. The Company’s historical share and per share information related to issued and outstanding common stock and outstanding options and warrants exercisable for common stock have been retroactively adjusted to give effect to this reverse stock split. Shares of common stock underlying outstanding stock options and other equity instruments convertible into common stock were proportionately reduced and the respective exercise prices, if applicable, were proportionately increased in accordance with the terms of the agreements governing such securities.
Initial Public Offering
On February 11, 2014, the Company completed its IPO, whereby the Company sold 5,750,000 shares of its common stock (inclusive of 750,000 shares of common stock sold by the Company pursuant to the full exercise of an overallotment option granted to the underwriters in connection with the offering) at a price of $10.00 per share. The shares began trading on the Nasdaq Global Market on February 6, 2014. The aggregate net proceeds received by the Company from the offering were $50.2

ELEVEN BIOTHERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

million, after deducting underwriting discounts and commissions and other offering expenses payable by the Company. Upon the closing of the IPO, all outstanding shares of convertible preferred stock converted into 8,260,444 shares of common stock; and warrants exercisable for convertible preferred stock were automatically converted into warrants exercisable for 30,708 shares of common stock, resulting in the reclassification of the related convertible preferred stock warrant liability to additional paid-in capital. Additionally, the Company is now authorized to issue 200,000,000 shares of common stock and 5,000,000 shares of preferred stock.
Securities Purchase Agreement
On December 2, 2014, the Company issued and sold 1,743,680 shares of its common stock, par value $0.001 per share (the “Shares”) and warrants to purchase 871,840 shares of common stock (the “PIPE Warrants”) in a private placement. Investors paid $11.47 per Share and also received a PIPE Warrant to purchase one-half of one share of common stock for every one Share purchased. The PIPE Warrants are exercisable at an exercise price of $15.00 per share and expire three years from the date of issuance. The Company received net proceeds from the offering of $18.2 million after deducting placement agent’s fees and other offering expenses payable by the Company.
At-the-Market Facility
During the year ended December 31, 2016, the Company did not sell any shares pursuant to the "at-the-market" sales agreement with Cowen and Company, LLC entered into in March 2015. For the year ended December 31, 2015, the Company had sold 1,446,781 shares pursuant to the sales agreement, resulting in proceeds of $12.7 million, net of commissions and issuance costs.
11. Common Stock Warrants
On November 25, 2014, the Company issued the Warrants to purchase a total of 27,500 shares of common stock to SVB and Life Science Loans, LLC at an exercise price of $11.04 per share in connection with the Second Loan Modification Agreement (See Note 8). In connection with the Company's drawdown of an additional $5.0 million pursuant to the Loan Agreement in May 2015, the Warrants automatically became exercisable for the purchase of an additional 27,500 shares of common stock at a per share exercise price of $11.83. The Warrants are exercisable immediately and have a ten-year life. The Warrants were initially valued at $0.3 million each using the Black-Scholes option-pricing model.
On December 2, 2014, the Company issued the PIPE Warrants to purchase 871,840 shares of common stock at an exercise price of $15.00 per share in connection with a private placement of common stock (See Note 10). The PIPE Warrants are exercisable immediately and have a three-year life. Upon certain events, the Company is required to settle the PIPE Warrants for cash. As a result, the Company has classified the PIPE Warrants as a liability.
The Company allocated $3.0 million to the PIPE Warrants with the residual proceeds allocated to the common stock. The fair value of the PIPE Warrants was determined using the Black-Scholes option pricing model. The fair value of the PIPE Warrants is re-measured at each reporting date using then-current assumptions with changes in fair value charged to other income (expense) on the statements of operations and comprehensive income (loss). As of December 31, 2016 and 2015, the PIPE Warrants were valued using the Black-Scholes option-pricing model at $5,000 and $115,000, respectively. The following assumptions were used in valuing the PIPE Warrants:

	December 31, 2016	December 31, 2015
Risk-free interest rate	0.85%	1.06%
Expected dividend yield	—%	—%
Expected term (in years)	0.92	1.92
Expected volatility	83.39%	70.67%
The change in fair value of $(0.1) million and $(3.1) million was recorded as other income in the accompanying statements of operations and comprehensive income (loss) for the years ended December 31, 2016 and 2015, respectively. As of December 31, 2016, none of the PIPE Warrants had been exercised.
12. Share-Based Payments

ELEVEN BIOTHERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2009 Stock Incentive Plan
The Company maintains the Eleven Biotherapeutics, Inc. 2009 Stock Incentive Plan (the “2009 Plan”), as amended and restated, for employees, directors, consultants, and advisors to the Company. Upon the closing of the Company’s IPO in February 2014, the Company ceased granting stock incentive awards under the 2009 Plan. The 2009 Plan provided for the grant of incentive and non-qualified stock options and restricted stock grants as determined by the Board. Under the 2009 Plan, stock options could not be granted at less than fair value on the date of the grant. Furthermore, the exercise price of incentive stock options granted to an employee, who, at the time of grant, is a 10% shareholder, could not be less than 110% of the fair value on the date of grant.
Terms of stock option agreements, including vesting requirements, are determined by the Board, subject to the provisions of the 2009 Plan. Options and restricted stock awards granted by the Company generally vest ratably over four years, with a one-year cliff for new employee awards, and are exercisable from the date of grant for a period of ten years. Restricted stock issuances and early exercises of stock options are subject to the Company’s right of repurchase at the original issuance price, which right lapses over the vesting period of the stock. For options and restricted stock awards granted to date, the exercise price equaled the estimated fair value of the common stock as determined by the Board on the date of grant.
2014 Stock Incentive Plan
In December 2013, the Company’s 2014 Stock Incentive Plan (the “2014 Plan”) was adopted by the Board and was approved by the Company’s stockholders in January 2014. The 2014 Plan became effective immediately prior to the closing of the Company’s IPO in February 2014. The 2014 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock units, stock appreciation rights and other stock-based awards. The number of shares of the Company’s common stock reserved for issuance under the 2014 Plan is the sum of (1) 708,661 shares, plus (2) the number of shares (up to 1,347,821 shares) equal to (a) 1,586 shares (representing the number of shares reserved for issuance under the 2009 Plan that remained available for future issuance as of the effectiveness of the 2014 Plan) and (b) the number of shares of the Company’s common stock subject to outstanding awards under the Company’s 2009 Plan that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased without having been fully exercised or resulting in any common stock being issued, plus (3) an annual increase, to be added on the first day of each fiscal year, equal to the lowest of 1,102,362 shares of the Company’s common stock, 4% of the number of shares of the Company’s common stock outstanding on the first day of the applicable fiscal year and an amount determined by the Company’s Board. On January 1, 2016, the Company increased the number of shares reserved for issuance under the 2014 Plan by 786,431 shares. As of December 31, 2016, the total number of shares of common stock available for issuance under the 2014 Plan was 1,088,303.
The Company’s employees, officers, directors, consultants and advisors are eligible to receive awards under the 2014 Plan. However, incentive stock options may only be granted to the Company’s employees.
Inducement Grants
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
Each of the inducement grants expires on the day preceding the tenth anniversary of the grant date and vests over four years, with 25% of the original number of shares subject to the option vesting on the one year anniversary of the date of grant of the option and an additional 6.25% of the shares subject to the option vesting at the end of each successive three-month period following the one -year anniversary of the date of grant of the option, subject to the recipient's continued service with the Company through the applicable vesting dates.
A summary of the Company’s stock option activity and related information follows:

ELEVEN BIOTHERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Shares	Weighted-Average Exercise Price	Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2015	1,803,574	$6.28	7.78	$1,540
Granted	1,747,495	1.69
Exercised	(656,532)	0.41
Cancelled or forfeited	(870,069)	5.86
Outstanding at December 31, 2016	2,024,468	$4.41	8.73	$841
Exercisable at December 31, 2016	1,139,514	$5.09	8.08	$779
Vested and expected to vest at December 31, 2016 (1)	1,879,868	$4.49	8.66	$834
(1)Represents the number of vested options, plus the number of unvested options expected to vest.
The total intrinsic value of options exercised for the years ended December 31, 2016, 2015 and 2014 was $942,000, $768,000 and $921,000, respectively. The total fair value of employee options vested for the years ended December 31, 2016, 2015 and 2014 was $3.7 million, $1.8 million and $1.3 million, respectively.
Restricted Stock
From time to time, upon approval by the Board, certain employees and advisors have been granted restricted shares of common stock. Certain shares of restricted stock were subject to repurchase rights. Accordingly, the Company recorded the proceeds from the issuance of certain restricted stock as a liability in the consolidated balance sheets. The restricted stock liability was reclassified into stockholders’ equity as the restricted stock vested. A summary of the status of unvested restricted stock as of December 31, 2016 and 2015, and changes during the year ended December 31, 2016 are presented below:

	Restricted Stock	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2015	41,657	$11.05
Vested	(19,507)	10.62
Unvested at December 31, 2016	22,150	$11.43
The Company did not grant restricted stock to non-employees during the year ended December 31, 2016. The Company issued 6,660 shares of restricted stock to non-employees during the year ended December 31, 2015. The non-employee restricted stock is revalued as it vests. There were no shares of non-employee unvested restricted stock outstanding at December 31, 2016. The expense related to the restricted stock granted to non-employees for the years ended December 31, 2016, 2015 and 2014 was $3,000, $45,000 and $58,000, respectively.
Restricted Stock Units
From time to time, upon approval by the Board, certain employees have been granted restricted stock units. A summary of the status of restricted stock units is presented below:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2015	150,932	$2.85
Vested	(134,499)	2.83
Cancelled	(13,100)	2.76
Unvested at December 31, 2016	3,333	$4.09
The Company did not issue any restricted stock units to non-employees during the years ended December 31, 2016 and 2015 .

ELEVEN BIOTHERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Performance-Based Stock Options
The Company has granted stock options to employees and founders of the Company, which contain both performance-based and service-based vesting criteria. Milestone events are specific to the Company’s corporate goals, including but not limited to certain preclinical and clinical development milestones related to the Company’s product candidates. Stock-based compensation expense associated with these performance-based stock options is recognized if the performance condition is considered probable of achievement using management’s best estimates. In 2016, the compensation committee of the Board determined that performance-based milestones were achieved and the Company recorded stock-based compensation of $40,000. There was no expense recorded for performance-based stock options during the year ended December 31, 2015. During the year ended December 31, 2014, management determined that a performance-based milestone was achieved and recorded stock-based compensation expense of $293,000. As of December 31, 2016, there were no performance-based stock options outstanding.
Stock-Based Compensation Expense
The fair value of each stock option granted to employees and directors was estimated on the date of grant using the Black-Scholes option-pricing model based on the assumptions noted in the following table:

Year Ended December 31,
	2016	2015	2014
Risk-free interest rate	1.23-2.38%	1.42-1.92%	1.67-2.02%
Expected dividend yield	—%	—%	—%
Expected term (in years)	5.5-6	5.75-6	5.75-6
Expected volatility	71.44-73.42%	69.06-74.11%	60.00-69.58%
Volatility
Since the Company has only been publicly traded since February 6, 2014, it does not have relevant historical data to support its expected volatility. As such, the Company has used a weighted-average of expected volatility based on the volatilities of a representative group of publicly traded biopharmaceutical companies. For purposes of identifying representative companies, the Company considered characteristics such as stage of development and area of therapeutic focus. The expected volatility has been determined using a weighted-average of the historical volatilities of the representative group of companies for a period equal to the expected term of the option grant. The Company intends to continue to consistently apply this process using the same similar entities until a sufficient amount of historical information regarding the volatility of the Company’s own share price becomes available or until circumstances change, such that the identified entities are no longer representative companies. In the latter case, more suitable, similar entities whose share prices are publicly available would be utilized in the calculation.
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
Forfeitures

ELEVEN BIOTHERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company is also required to estimate forfeitures at the time of grant, and revise those estimates in subsequent periods if actual forfeitures differ from its estimates. The Company uses historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. To the extent that actual forfeitures differ from the Company’s estimates, the difference is recorded as a cumulative adjustment in the period the estimates are revised. Stock-based compensation expense recognized in the consolidated financial statements is based on awards that are ultimately expected to vest.
Using the Black-Scholes option-pricing model, the weighted-average per share grant date fair values of options granted to employees in 2016, 2015 and 2014 were $1.09, $5.60 and $8.68, respectively. The expense related to the options granted to employees for the years ended December 31, 2016, 2015 and 2014 were $3.3 million, $2.0 million and $1.6 million, respectively.
The Company granted 5,000 stock options to non-employees during the year ended December 31, 2016 with an exercise price of $0.28 per share. The Company did not grant stock options to non-employees during the years ended December 31, 2015 and 2014.
The fair value of each non-employee stock option is valued on grant date and revalued as it vests using the Black-Scholes option-pricing model based on assumptions noted in the following table:

	Year Ended December 31,
	2016	2015	2014
Risk-free interest rate	1.08-2.38%	1.19-2.26%	1.67-2.04%
Expected dividend yield	—%	—%	—%
Expected option life (years)	10	10	10
Expected stock price volatility	69.92-92.09%	67.24-92.40%	57.65-80.98%
There were no non-employee stock options outstanding at December 31, 2016. The expense related to the options granted to non-employees for the years ended December 31, 2016, 2015 and 2014 were $0, $168,000 and $504,000, respectively.
As of December 31, 2016, there was $1.8 million of unrecognized stock-based compensation, net of estimated forfeitures, related to unvested stock option grants which is expected to be recognized over a weighted-average period of 2.9 years.
Employee Stock Purchase Plan
On January 21, 2014, the Board adopted the 2014 Employee Stock Purchase Plan (“2014 ESPP”), which was subsequently approved by the Company's stockholders and became effective upon the closing of the Company’s IPO on February 6, 2014. The 2014 ESPP authorizes the initial issuance of up to a total of 157,480 shares of the Company’s common stock to participating employees. The first offering period under the 2014 ESPP opened on September 15, 2015 and closed on March 14, 2016. On March 14, 2016, the Company issued and sold 20,760 shares of its common stock pursuant to the 2014 ESPP at a purchase price of $0.31 per share. The second offering period under the 2014 ESPP opened on March 15, 2016 and closed on September 14, 2016. On September 14, 2016 the Company issued and sold 68,111 shares of its common stock pursuant to the 2014 ESPP at a purchase price of $0.42 per share. The third offering period under the 2014 ESPP opened on September 15, 2016. The Company has estimated the number of shares to be issued at the end of the third offering period and recognizes expense over the requisite service period. The Company recognized $18,000 during the year ended December 31, 2016 related to the 2014 ESPP.
Acceleration of Equity Awards
In connection with the closing of the Acquisition, certain officers of the Company were terminated and entered into separation agreements with the Company. Under the separation agreements, the Company accelerated in full the vesting of all of their outstanding equity awards consistent with their existing employment agreements. As a result of the acceleration, the Company recognized $1.7 million of stock-based compensation expense. In addition, the Company provided that all stock options granted to Dr. Celniker under the Company’s 2009 Plan shall continue to be exercisable based on her continued service as a non-employee member of the Board. As a result of this modification, the Company recorded $0.1 million of stock-based compensation expense.

ELEVEN BIOTHERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

13. Income Taxes
The Company's pre-tax income (loss) is comprised of the following components (in thousands):

	Year Ended December 31,
	2016	2015	2014
Pre-tax income (loss):
U.S.	$3,981	$(33,452)	$(34,156)
Canada	(2,085)	—	—
Total pre-tax income (loss)	$1,896	$(33,452)	$(34,156)
The Company's tax provision is comprised of the following components (in thousands):

	Year Ended December 31,
	2016	2015	2014
Current tax provision:
Federal	$2	$—	$—
State	—	—	—
Foreign	—	—	—
Total current provision	2	—	—
Deferred tax provision:
Federal	3	—	—
State	—	—	—
Foreign	—	—	—
Total deferred provision	3	—	—
Total tax provision	$5	$—	$—
A reconciliation of the expected income tax expense computed using the federal statutory income tax rate to the Company’s effective income tax rate was as follows:

	Year Ended December 31,
	2016	2015	2014
Income tax benefit computed at federal statutory tax rate	34.0%	34.0%	34.0%
Impact of foreign rate differential	7.7	—	—
State taxes, net of federal benefit	18.8	5.6	5.1
NOL write off	14.4	—	—
Stock option cancellations	49.6	—	—
Transaction costs	33.6	—	—
Contingent consideration	(15.7)	—	—
General business credits and other credits	(25.0)	1.8	1.3
Permanent differences	5.3	2.4	(1.3)
Change in valuation allowance	(122.4)	(43.8)	(39.1)
Total	0.3%	—%	—%
The Company has incurred NOLs from inception. At December 31, 2016, the Company has U.S. federal and state NOL carryforwards of $111.4 million and $110.6 million, respectively, available to reduce future taxable income, that expire beginning in 2031 through 2035. The Company also had federal and state research and development tax credit carryforwards of $1.9 million and $1.1 million, respectively, available to reduce future tax liabilities that expire beginning in 2025 through 2036. Included in the federal and state net operating losses are deductions attributable to excess tax benefits from the exercise of stock options of $0.8 million. The tax benefits attributable to these deductions are credited directly to additional paid-in capital when realized. As of December 31, 2016, the Company also has non-capital loss carry forwards available to offset future taxable income of $7.8 million for Canadian federal tax purposes, of which $5.3 million expire in 2035 and $2.5 million expire in 2036. As of December 31, 2016, the Company also has $2.9 million of Canadian scientific research and experimental development expense carry forwards available to offset future taxable income as well as $723,000 of Canadian federal and provincial

ELEVEN BIOTHERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

investment tax credit carry forwards available to offset future income taxes. The investment tax credits expire beginning in 2032 through 2036.
Under Section 382 of the Internal Revenue Code of 1986 and comparable provisions of state, local and foreign tax laws, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change by value in its equity ownership over a three year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes, such as research and development tax credits, to reduce its post-change income may be limited. We have determined that it is more likely than not that our net operating and tax credit amounts disclosed are subject to a material limitation under Section 382.
The Company’s deferred tax assets and liabilities consist of the following (in thousands):

	December 31,
	2016	2015
Deferred tax assets:
Net operating loss carryforwards	$45,488	$46,749
Research and development credit carryforwards	3,355	2,462
Accruals and other	2,079	1,385
Capitalized license and organization costs	61	66
Capitalized start-up costs	246	278
Depreciation	—	21
Total gross deferred tax asset	51,229	50,961
Deferred tax liabilities:
IPR&D	(16,335)	—
Property and equipment	(189)	—
Total gross deferred tax liabilities	(16,524)	—
Valuation allowance	(51,040)	(50,961)
Net deferred tax liability	$(16,335)	$—
As required by ASC 740, Income Taxes (“ASC 740”), management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are composed principally of NOL carryforwards and research and development credit carryforwards. Management has determined that it is more likely than not that the Company will not recognize the benefits of its federal and state deferred tax assets, and, as a result, a valuation allowance of $51.0 million and $51.0 million has been established at December 31, 2016 and 2015, respectively. The change in the valuation allowance was $79,000 for the year ended December 31, 2016. The Company has not, as yet, conducted a study of its research and development credit carryforwards. Such a study may result in an adjustment to the Company’s research and development credit carryforwards; however, until a study is completed and any adjustment is known, no amount is being presented as an uncertain tax position. A full valuation allowance has been provided against the Company’s research and development credits, and, if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. Thus, there would be no impact to the consolidated balance sheets or consolidated statements of operations and comprehensive income (loss) if an adjustment were required.
The Company applies the accounting guidance in ASC 740 related to accounting for uncertainty in income taxes. The Company’s reserves related to taxes are based on a determination of whether, and how much of, a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized following resolution of any potential contingencies present related to the tax benefit. As of December 31, 2016 and 2015, the Company had no unrecognized tax benefits. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.
The Company files income tax returns in the U.S., certain state and Canadian tax jurisdictions. Since the Company is in a loss carryforward position, the Company is generally subject to examination by the U.S., certain state and Canadian income tax authorities for all tax years in which a loss carryforward is available. There are currently no audits in process in any of its tax filing jurisdictions.

ELEVEN BIOTHERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

14. Related-Party Transaction
The Company leases a manufacturing, laboratory, and office facility in Winnipeg, Manitoba, from an affiliate of a director of the Company, under a five-year renewable lease through September 2020 with a right to renew the lease for one subsequent five-year term. Rent expense was $86,000 for the period beginning on the Acquisition Date through December 31, 2016.
The Company leases an office facility in Toronto, Ontario from an affiliate of a director of the Company. The lease is on a month-to-month basis unless terminated by either party by giving the requisite notice. Rent expense for this facility was $5,000 for the period beginning on the Acquisition Date through December 31, 2016.
The Company pays fees, under an intellectual property license agreement, to Protoden, a company owned by Clairmark, an affiliate of a director of the Company, under an intellectual property licensing agreement. Pursuant to the agreement, the Company has an exclusive, perpetual, irrevocable and non-royalty bearing license, with the right to sublicense, under certain patents and technology to make, use and sell products that utilize such patents and technology. The annual fee is $100,000. Upon expiration of the term, the licenses granted to the Company will require no further payments to Protoden. During the period from the Acquisition Date to December 31, 2016, $28,000 was paid to this related party.
In connection with the forgiveness of certain debt held by Viventia immediately preceding the Acquisition, the Company irrevocably assigned and set over the right to receive up to $814,000 in the form of research and development investment tax credits to and in favor of Clairmark, an affiliate of a director of the Company. In October 2016, the Company received $697,000 in research and development investment tax credits and in November 2016, the Company remitted the same amount to Clairmark. As of December 31, 2016, $114,000 is included in current liabilities as due to related party on the accompanying consolidated balance sheets.
15. Defined Contribution Benefit Plan
The Company sponsors a 401(k) retirement plan, in which substantially all of its full-time U.S. employees are eligible to participate. Participants may contribute a percentage of their annual compensation to this plan, subject to statutory limitations. The Company made matching contributions of $62,000 to this plan during the year ended December 31, 2015. The Company did not provide any contributions to this plan during the years ended December 31, 2016 and 2014. Viventia sponsored a 401(k) retirement plan for its U.S.-based employees. Participants may contribute a percentage of their annual compensation to this plan, subject to statutory limitations. The Company made matching contributions of $8,000 for the period from the Acquisition Date through December 31, 2016 to this plan.

The Company maintains a defined contribution plan for its Canadian employees. Participants may contribute a percentage of their annual compensation to this plan, subject to statutory limitations. The Company contributes up to the first 4% of eligible compensation for its Canadian-based employees to the retirement plan. The Company made contributions of $14,000 for the period from the Acquisition Date through December 31, 2016 to this plan.
16. Reduction in Workforce
On June 16, 2016, the Board approved a strategic restructuring of the Company to eliminate a portion of the Company’s workforce in order to preserve the Company’s resources as it determined its future strategic plans. The Company estimated total restructuring costs of $0.6 million in connection with this action, which included severance, benefits and related costs in accordance with the Company's severance benefit plan. On September 20, 2016, in connection with the Acquisition, the Company eliminated additional positions and recorded additional restructuring charges of $1.3 million. The Company recorded restructuring charges of $1.1 million in research and development expenses and $0.8 million in general and administrative expenses in the consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2016.

ELEVEN BIOTHERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The table below provides a roll-forward of the reduction in workforce liability (in thousands):

Balance as of January 1, 2016	$—
Charges	1,940
Payments	(1,909)
Balance as of December 31, 2016	$31
17. Selected Quarterly Financial Data (Unaudited)
The following table contains quarterly financial information for 2016 and 2015. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair statement of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	2016
	First Quarter	Second Quarter	Third Quarter *	Fourth Quarter	Total
	(in thousands, except per share data)
Total revenue	$229	$277	$28,650	$825	$29,981
Total operating expenses	6,779	6,769	9,120	4,447	27,115
Income (loss) from operations	(6,550)	(6,492)	19,530	(3,622)	2,866
Net income (loss)	(7,574)	(6,491)	19,487	(3,531)	1,891
Net income (loss) per share—basic	$(0.39)	$(0.33)	$0.95	$(0.15)	$0.09
Net income (loss) per share—diluted	$(0.39)	$(0.33)	$0.91	$(0.15)	$0.09

	2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(in thousands, except per share data)
Total revenue	$244	$114	$67	$565	$990
Total operating expenses	7,841	8,516	9,426	10,403	36,186
Loss from operations	(7,597)	(8,402)	(9,359)	(9,838)	(35,196)
Net loss	(6,524)	(6,906)	(9,693)	(10,329)	(33,452)
Net loss per share—basic and diluted	$(0.36)	$(0.36)	$(0.50)	$(0.53)	$(1.76)

* In the third quarter of 2016, the Company recognized revenue of $29.0 million in connection with the License Agreement with Roche. In addition, the Company incurred $2.5 million of transaction costs associated with the Acquisition of Viventia.