Form 10-Q
period 2017-06-30
Eleven Biotherapeutics, Inc.
filed 2017-08-14
CIK 1485003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
☐   Yes      ☒  No
Number of outstanding shares of Common Stock as of August 11, 2017: 24,700,746

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

i

PART I—FINANCIAL INFORMATION

Item 1.         Financial Statements
ELEVEN BIOTHRAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share and per share data)

	June 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$15,751	$25,342
Prepaid expenses and other current assets	707	585
Total current assets	16,458	25,927
Property and equipment, net	632	796
Restricted cash	10	10
Intangible assets	60,500	60,500
Goodwill	17,371	16,864
Other assets	77	—
Total assets	$95,048	$104,097
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,245	$1,667
Accrued expenses	2,492	1,774
Deferred revenue	—	425
Due to related party	118	114
Total current liabilities	3,855	3,980
Other liabilities	148	—
Warrant liability	—	5
Deferred tax liability	16,335	16,335
Contingent consideration	48,800	45,100
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 5,000,000 shares authorized at June 30, 2017 and December 31, 2016 and no shares issued and outstanding at June 30, 2017 and December 31, 2016	—	—
Common stock, $0.001 par value per share; 200,000,000 shares authorized at June 30, 2017 and December 31, 2016 and 24,687,456 and 24,531,964 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	25	25
Additional paid-in capital	162,564	161,963
Accumulated deficit	(136,679)	(123,311)
Total stockholders’ equity	25,910	38,677
Total liabilities and stockholders’ equity	$95,048	$104,097
See accompanying notes.

ELEVEN BIOTHERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue:
Collaboration revenue	$—	$277	$—	$506
License revenue	—	—	425	—
Total revenue	—	277	425	506
Operating expenses:
Research and development	2,909	3,298	5,783	7,930
General and administrative	2,241	3,471	4,454	5,618
Loss from change in fair value of contingent consideration	2,200	—	3,700	—
Total operating expenses	7,350	6,769	13,937	13,548
Loss from operations	(7,350)	(6,492)	(13,512)	(13,042)
Other income (expense):
Other income, net	34	1	135	139
Loss on extinguishment of debt	—	—	—	(915)
Interest expense	—	—	—	(247)
Total other income (expense), net	34	1	135	(1,023)
Net loss and comprehensive loss	$(7,316)	$(6,491)	$(13,377)	$(14,065)
Net loss per share — basic and diluted	$(0.30)	$(0.33)	$(0.54)	$(0.71)
Weighted-average number of common shares used in net loss per share — basic and diluted	24,685	19,874	24,648	19,756
See accompanying notes.

ELEVEN BIOTHERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2017	2016
Operating activities
Net loss	$(13,377)	$(14,065)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	174	93
Non-cash interest expense	—	26
Stock-based compensation expense	566	1,207
Change in fair value of warrant liability	(5)	(102)
Loss from change in fair value of contingent consideration	3,700	—
Loss on extinguishment of debt	—	221
Gain on sale of equipment	(79)	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(200)	(126)
Restricted cash	—	(25)
Accounts payable	(422)	609
Accrued expenses and other liabilities	359	(991)
Deferred revenue	(425)	(406)
Due to related party	4	—
Net cash used in operating activities	(9,705)	(13,559)
Investing activities
Sales of equipment	69	—
Net cash provided by investing activities	69	—
Financing activities
Payments on notes payable	—	(14,124)
Proceeds from exercise of common stock options	40	88
Proceeds from sale of common stock pursuant to ESPP	5	—
Net cash provided by (used in) financing activities	45	(14,036)
Net decrease in cash and cash equivalents	(9,591)	(27,595)
Cash and cash equivalents at beginning of period	25,342	36,079
Cash and cash equivalents at end of period	$15,751	$8,484
Supplemental cash flow information
Cash paid for interest	$—	$663
See accompanying notes.

ELEVEN BIOTHERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Organization and Basis of Presentation
Eleven Biotherapeutics, Inc. (the “Company”), a Delaware corporation, is a biologics oncology company focused primarily on designing, engineering and developing targeted protein therapeutics ("TPTs"). The Company's TPTs are single protein therapeutics composed of targeting moieties genetically fused via linker domains to cytotoxic protein payloads that are produced through the Company's proprietary one-step manufacturing process. The Company targets tumor cell surface antigens that allow for rapid internalization into the targeted cancer cell and have limited expression on normal cells. The Company has designed its TPTs to overcome the fundamental efficacy and safety challenges inherent in existing antibody drug conjugates ("ADCs"), where a payload is chemically attached to a targeting antibody.
Basis of presentation
The condensed consolidated financial statements as of June 30, 2017 and for the three and six months ended June 30, 2017 and 2016 and the related information contained within the notes to the condensed consolidated financial statements are unaudited. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s consolidated financial position as of June 30, 2017 and its results of operations for the three and six months ended June 30, 2017 and 2016 and its cash flows for the six months ended June 30, 2017 and 2016. The financial data and the other financial information disclosed in these notes to the condensed consolidated financial statements related to the three and six-month periods are also unaudited. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017 or for any other future annual or interim period. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 that was filed with the Securities and Exchange Commission (“SEC”) on March 24, 2017 (the "2016 Form 10-K").
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
Liquidity
The Company has financed its operations to date primarily through debt and equity offerings and collaboration and licensing arrangements. As of June 30, 2017, the Company had cash and cash equivalents totaling $15.8 million, net working capital of $12.6 million and an accumulated deficit of $136.7 million.
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
To date, the Company has no revenue from product sales and management expects continuing operating losses in the future. As of June 30, 2017, the Company had available cash and cash equivalents of $15.8 million, which it believes is not sufficient to fund the Company’s current operating plan through August 14, 2018, which is twelve months from the date of issuance of these financial statements. Management expects to seek additional funds through equity or debt financings or through additional collaboration, licensing transactions or other sources. The Company may be unable to obtain equity or debt financings or enter into additional collaboration or licensing transactions and, if necessary, the Company will be required to implement cost reduction strategies. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.
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
In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company adopted ASU 2016-09 as of January 1, 2017 and elected an accounting policy to record forfeitures as they occur. The impact of this change in accounting policy has been recorded as a $9,000 cumulative effect adjustment to accumulated deficit, as of January 1, 2017. ASU 2016-09 also provides that companies no longer record excess tax benefits or certain tax deficiencies in additional paid-in capital. Instead, all excess tax benefits and tax deficiencies are recorded as income tax expense or benefit in the statement of operations and comprehensive loss. There was no financial statement impact of adopting this provision of ASU 2016-09 as the Company is currently in a net operating loss position and the excess tax benefits that existed from options previously exercised had a full valuation allowance. The effects of adopting the remaining provisions in ASU 2016-09 affecting the classification of awards as either equity or liabilities when an entity partially settles the award in cash in excess of the employer’s minimum statutory withholding requirements and classification in the statement of cash flows did not have a significant impact on the Company’s financial position, results of operations or cash flows.
Recently issued accounting standards
In May 2014, the FASB issued ASU No. 2014-09, codified as Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers ("ASC 606"), which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. The new standard will be effective on January 1, 2018 and earlier application is permitted only for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. ASC 606 allows for either a full retrospective adoption, in which the standard is applied to all of the periods presented, or a modified retrospective application, in which the standard is applied to the most current period presented in the financial statements. The Company expects to adopt this standard using the modified retrospective approach. All of the revenue generated in the six months ended June 30, 2017 is from the Company’s license arrangement with Roche. It is expected that the evaluation of variable consideration, and in particular, milestone payments due from Roche will require further judgment to assess the timing of when to include them in the transaction price, which may result in earlier revenue recognition under ASC 606 compared to the current guidance. The Company is continuing to assess the potential impact that ASC 606 may have on its financial position and results of operations as it relates to this arrangement but based on its preliminary assessment does not expect the adoption of ASC 606 to have a material impact on its financial position and results of operations.
In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting ("ASU 2017-09"). This update clarifies the changes to terms or conditions of a share-based payment award that require an entity to apply modification accounting. ASU 2017-09 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2017. Early application is permitted and prospective application is required. The Company does not expect that the adoption of this guidance will have a significant impact on the Company's financial position, results of operations or cash flows.
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
The following table summarizes the assets and liabilities measured at fair value on a recurring basis at June 30, 2017 (in thousands):

Description	June 30, 2017	Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$15,751	$15,751	$—	$—
Restricted cash	10	10	—	—
Total assets	$15,761	$15,761	$—	$—
Liabilities:
Warrant liability	$—	$—	$—	$—
Contingent consideration	48,800	—	—	48,800
Total liabilities	$48,800	$—	$—	$48,800
The following table summarizes the assets and liabilities measured at fair value on a recurring basis at December 31, 2016 (in thousands):

Description	December 31, 2016	Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$25,342	$25,342	$—	$—
Restricted cash	10	10	—	—
Total assets	$25,352	$25,352	$—	$—
Liabilities:
Warrant liability	$5	$—	$—	$5
Contingent consideration	45,100	—	—	45,100
Total liabilities	$45,105	$—	$—	$45,105
Warrant Liability
The Company measures the fair value of the warrants classified as a liability at each reporting date using the Black-Scholes option pricing model using the following assumptions:

	June 30, 2017	December 31, 2016
Risk-free interest rate	1.14%	0.85%
Expected dividend yield	—%	—%
Expected term (in years)	0.42	0.92
Expected volatility	73.45%	83.39%

The following table sets forth a summary of changes in the fair value of the Company’s common stock warrant liability, which represented a recurring measurement classified within Level 3 of the fair value hierarchy, wherein fair value was estimated using significant unobservable inputs (in thousands):

Beginning balance, January 1, 2017	$5
Change in fair value	(5)
Ending balance, June 30, 2017	$—
The change in the fair value of the warrant liability is influenced primarily by the price of the underlying common stock. The change in fair value of $(2,000) and $13,000 for the three months ended June 30, 2017 and 2016, respectively, and $(5,000) and $(102,000) for the six months ended June 30, 2017 and 2016, respectively, was recorded as other income in the accompanying condensed statements of operations and comprehensive loss. As of June 30, 2017, none of the common stock warrants had been exercised.
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

Beginning balance, January 1, 2017	45,100
Loss from change in fair value of contingent consideration	3,700
Ending balance, June 30, 2017	$48,800
The preliminary fair value of the Company’s contingent consideration was determined using probabilities of successful achievement of regulatory milestones and commercial sales, the period in which these milestones and sales are expected to be achieved ranging from 2019 to 2033, the level of commercial sales of Vicinium, and discount rates ranging from 9.3% to 11.5% as of December 31, 2016 and 8.9% to10.6% as of June 30, 2017. Significant changes in any of these assumptions would result in a significantly higher or lower fair value measurement.
There have been no changes to the valuation methods utilized during the three and six months ended June 30, 2017. The Company evaluates transfers between levels at the end of each reporting period. There were no transfers of assets or liabilities between levels during the three and six months ended June 30, 2017.
4. Business Combination
As of June 30, 2017, purchase accounting for the Acquisition is preliminary and subject to completion upon obtaining the necessary remaining information, which principally includes information with respect to the market for Vicinium outside the U.S. The Company is in the process of obtaining this information and will update the valuation for the changes as the information is obtained. Changes to these assumptions could cause an impact to (1) the valuation of the Contingent Consideration, (2) the identification and valuation of assets acquired, including intangible assets and related goodwill and (3) the related tax impacts of the Acquisition. The Company has preliminarily valued the acquired assets and liabilities based on their estimated fair value. The preliminary fair values included in the consolidated balance sheet as of June 30, 2017 are based on the best estimates of the Company. Any adjustments to the preliminary fair values will be made as such information becomes available, but no later than September 19, 2017. The following table presents the preliminary allocation of the purchase price for the transaction as of the Acquisition Date (in thousands):
The preliminary allocation of the purchase consideration presented has been updated from the preliminary allocation of the purchase consideration presented in the Company’s Form 10-K as of and for the year ended December 31, 2016, to reflect information which existed as of the Acquisition Date, which impacted the determination of the fair value of the accrued expenses and goodwill.
The previously reported fair values and the currently reported fair values as of the Acquisition Date are reflected in the following table (in thousands):

	Previously Reported	Currently Reported
Cash and cash equivalents	$136	$136
Prepaid expenses and other assets	1,162	1,162
Property and equipment	867	867
In-process research and development - U.S. Vicinium	12,200	12,200
In-process research and development - E.U. Vicinium	41,100	41,100
In-process research and development - R.O.W. Vicinium	7,200	7,200
Goodwill	16,864	17,371
Accounts payable	(1,163)	(1,163)
Accrued expenses	(1,494)	(2,001)
Other liabilities	(812)	(812)
Deferred tax liability	(16,335)	(16,335)
	$59,725	$59,725
The revised fair values noted above did not have an impact on the Company’s consolidated statement of operations and comprehensive income (loss), as the effected asset is goodwill and therefore, not amortized.
5. License Agreement with Roche
The Company has determined that the License Agreement with Roche contains four units of accounting. The Company recognizes arrangement consideration allocated to each unit of accounting when all of the revenue recognition criteria in Accounting Standards Codification ("ASC") Topic 605-25, Revenue Recognition-Multiple-Element Arrangements (“ASC 605-25”) are satisfied for that particular unit of accounting. As of June 30, 2017, the basic revenue recognition criteria has been met for all units of accounting. Accordingly, the Company recognized $0.4 million in revenue related to the License Agreement for the six months ended June 30, 2017 allocated to the transfer of pre-clinical inventory. No revenue was recognized during the three months ended June 30, 2017.
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

6. Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Development costs	$1,757	$852
Employee compensation	476	352
Professional fees	206	413
Other	53	157
	$2,492	$1,774
7. Share-Based Payments
Pursuant to the terms of the Company's 2014 Stock Incentive Plan (the "2014 Plan"), the number of shares authorized for issuance automatically increases on the first day of each fiscal year. On January 1, 2017, the number of shares reserved for issuance under the 2014 Plan increased by 982,164 shares. As of June 30, 2017, the total number of shares of common stock available for issuance under the 2014 Plan was 1,989,329.
The Company also maintains the Eleven Biotherapeutics, Inc. 2009 Stock Incentive Plan, as amended and restated.
Stock-Based Compensation Expense
Stock-based compensation expense by award type was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Stock options	$268	$444	$455	$879
Restricted stock	51	51	102	105
Restricted stock units	—	106	3	198
Performance stock options	—	14	—	14
Employee stock purchase plan	3	6	6	11
	$322	$621	$566	$1,207
The Company allocated stock-based compensation expense as follows in the consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Research and development expense	$83	$226	$123	$447
General and administrative expense	239	395	$443	760
	$322	$621	$566	$1,207
At June 30, 2017, there was $1.8 million of total unrecognized compensation expense related to unvested stock options, unvested restricted stock, and shares issued pursuant to the Company's 2014 Employee Stock Purchase Plan (the "2014 ESPP"). This unrecognized compensation expense is expected to be recognized over a weighted-average period of 2.71 years.

Stock Options
A summary of the stock option activity is presented below:

	Shares	Weighted-Average Exercise Price
Outstanding at December 31, 2016	2,024,468	$4.41
Granted	248,025	1.85
Exercised	(140,400)	0.28
Cancelled or forfeited	(166,887)	9.85
Outstanding at June 30, 2017	1,965,206	$3.92
Exercisable at June 30, 2017	942,661	$4.76
Vested and expected to vest at June 30, 2017(1)	1,965,206	$3.92

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

Restricted Stock
From time to time, upon approval by the Board, certain employees, directors and advisors have been granted restricted shares of common stock. A summary of the restricted stock is presented below:

	Restricted Stock	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2016	22,150	$11.43
Vested	(8,860)	11.43
Unvested at June 30, 2017	13,290	$11.43
Restricted Stock Units
From time to time, upon approval by the Board, certain employees have been granted restricted stock units. A summary of the restricted stock units is presented below:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2016	3,333	$4.09
Vested	(3,333)	4.09
Unvested at June 30, 2017	—	$—
Employee Stock Purchase Plan
On March 14, 2017, the Company issued and sold 2,899 shares of its common stock pursuant to the 2014 ESPP at a purchase price of $1.71 per share. The Company has estimated the number of shares to be issued at the end of the current offering period and recognizes expense over the requisite service period.
8. Net Loss Per Share
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Stock options	1,965,206	2,205,774	1,965,206	2,205,774
Unvested restricted stock	13,290	31,010	13,290	31,010
Restricted stock units	—	77,133	—	77,133
Common stock warrants	926,840	926,840	926,840	926,840
	2,905,336	3,240,757	2,905,336	3,240,757

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
Our most advanced product candidate is ViciniumTM, a locally-administered TPT. In the third quarter of 2015, we, through our recently acquired subsidiary Viventia, commenced in the United States and Canada a Phase 3 clinical trial of Vicinium for the treatment of subjects with high-grade non-muscle invasive bladder cancer, or NMIBC. In June 2017, we entered into a Cooperative Research and Development Agreement ("CRADA") with the NCI for the development of Vicinium in combination with AstraZeneca's immune checkpoint inhibitor, durvalumab, for the treatment of NMIBC. Under the terms of the CRADA, the NCI will conduct a Phase 1 clinical trial in patients with high-grade NIMBC to evaluate the safety, efficacy and biological correlates of Vicinium in combination with durvalumab. Our second most advanced product candidate is ProxiniumTM, a locally-administered TPT intended for the treatment of EpCAM positive squamous cell carcinoma of the head and neck, or SCCHN. A Phase 1/2a clinical trial will explore the potential of Proxinium in combination with a checkpoint inhibitor for the treatment of SCCHN, subject to additional funding. We are also developing cancer therapies for systemic administration utilizing our TPT platform and our proprietary de-immunized variant of the plant-derived cytotoxin bouganin, or deBouganin.
Our locally-administered TPTs contain a targeting moiety that is designed to bind to epithelial cell adhesion molecule, or EpCAM, which is a protein overexpressed in many cancers. This targeting moiety is genetically fused to a truncated form of exotoxin A, or ETA, which is an immunogenic cytotoxic protein payload that is produced by the bacterial species, Pseudomonas. These product candidates are designed to bind to EpCAM on the surface of cancer cells. The TPT-EpCAM complex is subsequently internalized into the cell and, once inside the cell, the TPT is cleaved by a cellular enzyme to release the cytotoxic protein payload, thus enabling cancer cell-killing. We believe that our TPTs designed for local administration may not only directly kill cancer cells through a targeted delivery of a cytotoxic protein payload, but also potentiate an anti-cancer therapeutic immune response in cancer cells near the site of administration. This immune response is believed to be triggered by both the immunogenic cell death of the cancer cells due to our payloads’ mechanism of action and the subsequent release of tumor antigens and the immunologically active setting created by the nature of the cytotoxic protein payloads. Our early pipeline product candidate, VB6-845d, is being developed for systemic administration as a treatment for multiple types of EpCAM-positive solid tumors. VB6-845d is a TPT consisting of an EpCAM targeting fragment antigen binding domains genetically linked to deBouganin, a novel plant derived cytotoxic payload that we have optimized for minimal immunogenic potential.
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
Liquidity
Since inception, we have incurred significant operating losses and expect to continue to incur operating losses for the foreseeable future. We had a net loss of $13.4 million for the six months ended June 30, 2017. As of June 30, 2017, we had an accumulated deficit of $136.7 million.
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
We believe that our cash and cash equivalents of $15.8 million as of June 30, 2017 will be sufficient to fund our current operating plan into early 2018; however, we have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.
Financial Operations Overview
Revenue
To date, we have not generated any revenue from the sale of products. Substantially all of our revenue to date has been derived from the License Agreement with Roche and, to a lesser extent, from our former collaboration with ThromboGenics N.V., or ThromboGenics. We do not expect to generate significant product revenue unless and until we obtain marketing approval for and commercialize our product candidates.
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
We allocate direct research and development expenses, consisting principally of external costs, such as fees paid to investigators, consultants, central laboratories and CROs in connection with our clinical trials, and costs related to manufacturing or purchasing clinical trial materials, to specific product programs. We do not allocate employee and contractor-related costs, costs associated with our platform and facility expenses, including depreciation or other indirect costs, to specific product programs because these costs are deployed across multiple product programs under research and development and, as such, are separately classified. The table below provides research and development expenses incurred for our Vicinium, Proxinium, VB6-845d, EBI-031 and isunakinra product programs and other expenses by category. Based on negative results for our completed Phase 3 clinical trials in dry eye disease and allergic conjunctivitis, we are no longer developing isunakinra. Following the acquisition of Viventia, our research and development expenses for Vicinium will materially increase during subsequent periods. We did not allocate research and development expenses to any other specific product program during the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Programs:
Vicinium (1)	$1,600	$—	$3,119	$—
Proxinium	—	—	27	—
VB6-845d	16	—	88	—
EBI-031 (2)	—	1,013	—	2,752
Isunakinra/EBI-005 (3)	—	208	—	1,530
Total direct program expenses	1,616	1,221	3,234	4,282
Personnel and other expenses:
Employee and contractor-related expenses	961	1,716	1,816	2,900
Platform-related lab expenses	164	102	291	239
Facility expenses	103	163	194	310
Other expenses	65	96	248	199
Total personnel and other expenses	1,293	2,077	2,549	3,648
Total research and development expenses	$2,909	$3,298	$5,783	$7,930
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
Recently adopted accounting standards
In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, or ASU 2016-09. ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. We adopted ASU 2016-09 as of January 1, 2017 and elected an accounting policy to record forfeitures as they occur. The impact of this change in accounting policy has been recorded as a $9,000 cumulative effect adjustment to accumulated deficit, as of January 1, 2017. ASU 2016-09 also provides that companies no longer record excess tax benefits or certain tax deficiencies in additional paid-in capital. Instead, all excess tax benefits and tax deficiencies are recorded as income tax expense or benefit in the statement of operations and comprehensive loss. There was no financial statement impact of adopting this provision of ASU 2016-09 as we are currently in a net operating loss position and the excess tax benefits that existed from options previously exercised had a full valuation allowance. The effects of adopting the remaining provisions in ASU 2016-09 affecting the classification of awards as either equity or liabilities when an entity partially settles the award in cash in excess of the employer’s minimum statutory withholding requirements and classification in the statement of cash flows did not have a significant impact on our financial position, results of operations or cash flows.
In May 2017, the FASB issued ASU No. 2017-09, Scope of Modification Accounting (Topic 718), or ASU 2017-09, which amends the scope of modification accounting for share-based payment arrangements. ASU 2017-09 provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. The new standard is effective for annual periods beginning after December 15, 2017 and interim periods within those years. Early adoption is permitted. We are currently evaluating the impact this update will have on our financial statements.
Recently issued accounting standards
In May 2014, the FASB issued ASU No. 2014-09, codified as Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers ("ASC 606"), which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. The new standard will be effective on January 1, 2018 and earlier application is permitted only for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. ASC 606 allows for either a full retrospective adoption, in which the standard is applied to all of the periods presented, or a modified retrospective application, in which the standard is applied to the most current period presented in the financial statements. We expect to adopt this standard using the modified retrospective approach. All of the revenue generated in the six months ended June 30, 2017 is from our license arrangement with Roche. It is expected that the evaluation of variable consideration, and in particular, milestone payments due from Roche will require further judgment to assess the timing of when to include them in the transaction price, which may result in earlier revenue recognition under ASC 606 compared to the current guidance. We are continuing to assess the potential impact that ASC 606 may have on financial position and results of operations as it relates to this arrangement but based on our preliminary assessment we do not expect the adoption of ASC 606 to have a material impact on our financial position and results of operations.
There have been no other significant changes to our critical accounting policies discussed in our Annual Report on Form 10-K for the year ended December 31, 2016, which we refer to as our 2016 Form 10-K.

Results of Operations
Comparison of the Three Months Ended June 30, 2017 and 2016

	Three Months Ended June 30,
	2017	2016	Change
	(in thousands)
Revenue:
Collaboration revenue	$—	$277	$(277)
License revenue	—	—	—
Total revenue	—	277	(277)
Operating expenses:
Research and development	2,909	3,298	(389)
General and administrative	2,241	3,471	(1,230)
Loss from change in fair value of contingent consideration	2,200	—	2,200
Total operating expenses	7,350	6,769	581
Loss from operations	(7,350)	(6,492)	(858)
Other income	34	1	33
Net loss and comprehensive loss	$(7,316)	$(6,491)	$(825)
Revenue. Revenue was $0.0 million for the three months ended June 30, 2017 compared to $0.3 million for the three months ended June 30, 2016. The decrease was due to collaboration revenue previously recognized from our collaboration with ThromboGenics, which was terminated in 2016.
Research and development expenses. Research and development expenses were $2.9 million for the three months ended June 30, 2017 compared to $3.3 million for the three months ended June 30, 2016. The decrease of $0.4 million was due primarily to a decrease in EBI-031 related development expenses of $1.0 million due to the License Agreement with Roche in which Roche is responsible for all on-going development expenses, as well as a decrease of $0.2 million of isunakinra-related development expenses, which development activities are no longer ongoing. These decreases were partially offset by increases in Vicinium-related development expenses of $1.6 million,which was acquired in connection with our acquisition of Viventia in September 2016. In addition, total personnel and other expenses were $1.3 million for the three months ended June 30, 2017 compared to $2.1 million for the three months ended June 30, 2016.
General and administrative expenses. General and administrative expenses were $2.2 million for the three months ended June 30, 2017 compared to $3.5 million for the three months ended June 30, 2016. The decrease of $1.2 million was due primarily to a reduction of professional fees. For the three months ended June 30, 2016, we had increased professional fees related to the License Agreement with Roche and our review of strategic alternatives.
Loss from change in fair value of contingent consideration. The change in fair value of contingent consideration was $2.2 million for the three months ended June 30, 2017 due to a decrease in the discount rate as well as the passage of time.
Other income. Other income, net was $34,000 for the three months ended June 30, 2017 compared to other income, net of $1,000 for the three months ended June 30, 2016. The change of $33,000 was due primarily to an increase in interest income.

Comparison of the Six Months Ended June 30, 2017 and 2016

	Six Months Ended June 30,
	2017	2016	Change
	(in thousands)
Revenue:
Collaboration revenue	$—	$506	$(506)
License revenue	425	—	425
Total revenue	425	506	(81)
Operating expenses:
Research and development	5,783	7,930	(2,147)
General and administrative	4,454	5,618	(1,164)
Loss from change in fair value of contingent consideration	3,700	—	3,700
Total operating expenses	13,937	13,548	389
Loss from operations	(13,512)	(13,042)	(470)
Other income (expense), net	135	(1,023)	1,158
Net loss and comprehensive loss	$(13,377)	$(14,065)	$688
Revenue. Revenue was $0.4 million for the six months ended June 30, 2017 compared to $0.5 million for the six months ended June 30, 2016. The decrease was due to a decrease in collaboration revenue from our terminated collaboration with ThromboGenics partially offset by revenue recognized under the License Agreement with Roche.
Research and development expenses. Research and development expenses were $5.8 million for the six months ended June 30, 2017 compared to $7.9 million for the six months ended June 30, 2016. The decrease of $2.1 million was due primarily to a decrease in EBI-031 related development expenses of $2.8 million due to the License Agreement with Roche in which Roche is responsible for all on-going development expenses, as well as a decrease of $1.5 million of isunakinra-related development expenses, which development activities are no longer ongoing. These decreases were partially offset by increases in Vicinium-related development expenses of $3.1 million,which was acquired in connection with our acquisition of Viventia in September 2016. In addition, total personnel and other expenses were $2.5 million for the six months ended June 30, 2017 compared to $3.6 million for the six months ended June 30, 2016.
General and administrative expenses. General and administrative expenses were $4.5 million for the six months ended June 30, 2017 compared to $5.6 million for the six months ended June 30, 2016. The decrease of $1.2 million was primarily due to a reduction of professional fees. For the three months ended June 30, 2016, we had increased professional fees related to the License Agreement with Roche and our review of strategic alternatives.
Loss from change in fair value of contingent consideration. The change in fair value of contingent consideration was $3.7 million for the six months ended June 30, 2017 due to a decrease in the discount rate as well as the passage of time.
Other income (expense), net. Other income (expense), net was $0.1 million for the six months ended June 30, 2017 compared to other expense, net of $1.0 million for the six months ended June 30, 2016. The change of $1.2 million was due primarily to the loss on extinguishment of debt recorded in 2016 associated with the prepayment of the loan with Silicon Valley Bank as well as the interest expense incurred until the loan was prepaid.
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
Cash Flows
As of June 30, 2017, we had cash and cash equivalents of $15.8 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.
The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Six Months Ended June 30,
	2017	2016
	(in thousands)
Net cash (used in) provided by :
Operating activities	$(9,705)	$(13,559)
Investing activities	69	—
Financing activities	45	(14,036)
Net decrease in cash and cash equivalents	$(9,591)	$(27,595)
Operating activities. Net cash used in operating activities was $9.7 million for the six months ended June 30, 2017 and consisted primarily of net loss of $13.4 million, adjusted for non-cash items, including stock-based compensation expense of $0.6 million, depreciation expense of $0.2 million, change in fair value of contingent consideration of $3.7 million, gain on sale of equipment of $(0.1) million and a net change in operating assets and liabilities of $(0.7) million.
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
Investing activities. Net cash provided by investing activities consisted of sales of equipment. For the six months ended June 30, 2017, we had cash proceeds from the sale of equipment of $0.1 million. There was no cash provided by investing activities for the six months ended June 30, 2016.
Financing activities. Net cash provided by financing activities for the six months ended June 30, 2017 consisted of the proceeds from the exercise of stock options and the sale of common stock pursuant to our ESPP.
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
We believe that our cash and cash equivalents of $15.8 million as of June 30, 2017 will be sufficient to fund our current operating plan into early 2018; however, we have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.
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
During the three and six months ended June 30, 2017, there were no material changes from the contractual commitments and obligations previously disclosed in our 2016 Form 10-K.
License Agreements
The disclosure of our obligations under our license agreements is set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — License Agreements” in our 2016 Form 10-K.
During the three and six months ended June 30, 2017, there were no material changes to our obligations under our license agreements previously disclosed in our 2016 Form 10-K.
Off-balance Sheet Arrangements
We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the Securities and Exchange Commission, or SEC.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
We are exposed to market risk related to changes in interest rates. As of June 30, 2017, we had cash and cash equivalents of $15.8 million, primarily money market mutual funds consisting of U.S. government-backed securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.
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
Item 4.         Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e)) under Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Changes in Internal Control Over Financial Reporting
During the three and six months ended June 30, 2017, management continued to implement certain remediation initiatives discussed in Part II, Item 9A of our 2016 Annual Report on Form 10-K. However, there were no material changes to our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
John J. McCabe
Chief Financial Officer (Principal Financial and Accounting Officer)
August 14, 2017

EXHIBIT INDEX

Exhibit No.	Description
10.1*+	Amendment to Employment Agreement dated June 8, 2017 between Eleven Biotherapeutics, Inc. and Arthur P. DeCillis.
31.1	Rule 13a-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Financial Officer
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. §1350
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
+	This exhibit is a compensatory plan or arrangement in which our executive officers or directors participate.