Form 10-Q
period 2017-09-30
Eleven Biotherapeutics, Inc.
filed 2017-11-17
CIK 1485003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes   ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☒  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
☐   Yes      ☒  No
Number of outstanding shares of Common Stock as of November 15, 2017: 31,831,995

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
The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

•	our expected future loss and accumulated deficit levels;

•	our projected financial position and estimated cash burn rate;

•	our estimates regarding expenses, future revenues, capital requirements and needs for, and ability to obtain, additional financing;

•	our ability to continue as a going concern;

•	our need to raise substantial additional capital to fund our operations;

•	the potential impairment of our goodwill and our indefinite-lived intangible assets;

•	the effect of recent changes in our senior management team on our business;

•	the success, cost and timing of our pre-clinical studies and clinical trials in the United States, Canada and in other foreign jurisdictions;

•	the potential enrollment challenges to our Phase 3 clinical trial of Vicinium due to anticipated shortages of Bacillus Calmette-Guérin, or BCG;

•	the potential that results of pre-clinical studies and clinical trials indicate our product candidates are unsafe or ineffective;

•	our dependence on third parties, including contract research organizations, or CROs, in the conduct of our pre-clinical studies and clinical trials;

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
Our product candidates are investigational biologics undergoing clinical development and have not been approved by or submitted for approval to the U.S. Food and Drug Administration, or FDA, Health Canada, or the European Commission. Our product candidates have not been, nor may they ever be, approved by any regulatory agency or competent authorities nor marketed anywhere in the world.
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
You should read this Quarterly Report on Form 10-Q and the documents that we have filed as exhibits to this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. The forward-looking statements contained in this Quarterly Report on Form 10-Q are made as of the date of this

i

Quarterly Report on Form 10-Q, and we do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

i

PART I—FINANCIAL INFORMATION

Item 1.         Financial Statements
ELEVEN BIOTHRAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share and per share data)

	September 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$11,338	$25,342
Prepaid expenses and other current assets	770	585
Total current assets	12,108	25,927
Property and equipment, net	585	796
Restricted cash	10	10
Intangible assets	46,400	60,500
Goodwill	13,064	16,864
Other assets	101	—
Total assets	$72,268	$104,097
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,366	$1,667
Accrued expenses	2,915	1,774
Deferred revenue	—	425
Due to related party	123	114
Total current liabilities	4,404	3,980
Other liabilities	170	—
Warrant liability	—	5
Deferred tax liability	12,528	16,335
Contingent consideration	38,100	45,100
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 5,000,000 shares authorized at September 30, 2017 and December 31, 2016 and no shares issued and outstanding at September 30, 2017 and December 31, 2016	—	—
Common stock, $0.001 par value per share; 200,000,000 shares authorized at September 30, 2017 and December 31, 2016 and 24,698,135 and 24,531,964 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	25	25
Additional paid-in capital	162,825	161,963
Accumulated deficit	(145,784)	(123,311)
Total stockholders’ equity	17,066	38,677
Total liabilities and stockholders’ equity	$72,268	$104,097
See accompanying notes.

ELEVEN BIOTHERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue:
Collaboration revenue	$—	$—	$—	$406
License revenue	—	28,650	425	28,750
Total revenue	—	28,650	425	29,156
Operating expenses:
Research and development	3,619	2,754	9,402	10,684
General and administrative	1,631	6,366	6,085	11,984
Loss from change in fair value of contingent consideration	3,900	—	7,600	—
Total operating expenses	9,150	9,120	23,087	22,668
(Loss) income from operations	(9,150)	19,530	(22,662)	6,488
Other income (expense):
Other income (expense), net	45	(43)	180	96
Loss on extinguishment of debt	—	—	—	(915)
Interest expense	—	—	—	(247)
Total other income (expense), net	45	(43)	180	(1,066)
Net (loss) income and comprehensive (loss) income	$(9,105)	$19,487	$(22,482)	$5,422
Net (loss) income per share — basic	$(0.37)	$0.95	$(0.91)	$0.27
Weighted-average number of common shares used in net (loss) income per share — basic	24,691	20,495	24,663	20,004
Net (loss) income per share — diluted	$(0.37)	$0.91	$(0.91)	$0.26
Weighted-average number of common shares used in net (loss) income per share — diluted	24,691	21,423	24,663	20,796
See accompanying notes.

ELEVEN BIOTHERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2017	2016
Operating activities
Net (loss) income	$(22,482)	$5,422
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	221	111
Non-cash interest expense	—	26
Stock-based compensation expense	819	3,351
Change in fair value of warrant liability	(5)	(38)
Loss from change in fair value of contingent consideration	7,600	—
Loss on extinguishment of debt	—	221
Gain on sale of equipment	(94)	(14)
Changes in operating assets and liabilities, excluding impact of acquisition:
Prepaid expenses and other assets	(285)	62
Restricted cash	—	(10)
Accounts payable	(301)	(648)
Accrued expenses and other liabilities	803	(1,189)
Deferred revenue	(425)	844
Due to related party	9	—
Net cash (used in) provided by operating activities	(14,140)	8,138
Investing activities
Cash acquired in the acquisition	—	136
Sales of equipment	84	283
Net cash provided by investing activities	84	419
Financing activities
Payments on notes payable	—	(14,124)
Proceeds from exercise of common stock options	40	204
Proceeds from sale of common stock pursuant to ESPP	12	—
Net cash provided by (used in) financing activities	52	(13,920)
Net decrease in cash and cash equivalents	(14,004)	(5,363)
Cash and cash equivalents at beginning of period	25,342	36,079
Cash and cash equivalents at end of period	$11,338	$30,716
Supplemental non-cash investing and financing activities
Viventia Bio Inc. acquisition:
Common stock issued in connection with the acquisition	$—	$13,525
Fair value of assets acquired in the acquisition, excluding cash and cash equivalents	$—	$48,568
Fair value of liabilities assumed in the acquisition	$—	$13,279
Adjustment to fair value of assets acquired and liabilities assumed during provisional period (Note 4)	$14,600	$—
Supplemental cash flow information
Cash paid for interest	$—	$663
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
Basis of presentation
The condensed consolidated financial statements as of September 30, 2017 and for the three and nine months ended September 30, 2017 and 2016 and the related information contained within the notes to the condensed consolidated financial statements are unaudited. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s consolidated financial position as of September 30, 2017 and its results of operations for the three and nine months ended September 30, 2017 and 2016 and its cash flows for the nine months ended September 30, 2017 and 2016. The financial data and the other financial information disclosed in these notes to the condensed consolidated financial statements related to the three and nine-month periods are also unaudited. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017 or for any other future annual or interim period. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 that was filed with the Securities and Exchange Commission (“SEC”) on March 24, 2017 (the "2016 Form 10-K").
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
The functional currency of Viventia Bio Inc., Viventia Bio USA Inc. and Viventia Biotech (EU) Limited is the U.S. dollar.
Liquidity
The Company has financed its operations to date primarily through debt and equity offerings and collaboration and licensing arrangements. As of September 30, 2017, the Company had cash and cash equivalents totaling $11.3 million, net working capital of $7.7 million and an accumulated deficit of $145.8 million. In November 2017, the Company issued and sold 5,525,000 shares of its common stock, pre-funded warrants to purchase an aggregate of 4,475,000 shares of common stock and common warrants to purchase up to an aggregate of 10,000,000 shares of common stock for net proceeds of approximately $7.0 million, excluding any proceeds from the potential exercise of the pre-funded warrants and common warrants.
The future success of the Company is dependent on its ability to develop its product candidates and ultimately upon its ability to attain profitable operations. The Company is subject to a number of risks similar to other early-stage life science companies, including, but not limited to, successful discovery and development of its product candidates, raising additional capital with favorable terms, development by its competitors of new technological innovations, protection of proprietary technology and market acceptance of the Company’s products. The successful discovery and development of product candidates requires substantial working capital which may not be available to the Company on favorable terms or not at all.
To date, the Company has no revenue from product sales and management expects continuing operating losses in the future. As of September 30, 2017, the Company had available cash and cash equivalents of $11.3 million, which it believes, together with the proceeds received in November 2017, is not sufficient to fund the Company’s current operating plan for twelve months from the date of issuance of these financial statements. Management expects to seek additional funds through equity or debt financings or through additional collaboration, licensing transactions or other sources. The Company may be unable to obtain equity or debt financings or enter into additional collaboration or licensing transactions and, if necessary, the Company will be required to implement cost reduction strategies. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.
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
Recently issued accounting standards
In May 2014, the FASB issued ASU No. 2014-09, codified as Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers ("ASC 606"), which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. The new standard will be effective on January 1, 2018 and earlier application is permitted only for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. ASC 606 allows for either a full retrospective adoption, in which the standard is applied to all of the periods presented, or a modified retrospective application, in which the standard is applied to the most current period presented in the financial statements. The Company expects to adopt this standard using the modified retrospective approach. All of the revenue generated in the nine months ended September 30, 2017 is from the Company’s license arrangement with Roche. It is expected that the evaluation of variable consideration, and in particular, milestone payments due from Roche will require further judgment to assess the timing of when to include them in the transaction price, which may result in earlier revenue recognition under ASC 606 compared to the current guidance. The Company is continuing to assess the potential impact that ASC 606 may have on its financial position and results of operations as it relates to this arrangement but based on its preliminary assessment does not expect the adoption of ASC 606 to have a material impact on its financial position and results of operations.
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
The following table summarizes the assets and liabilities measured at fair value on a recurring basis at September 30, 2017 (in thousands):

Description	September 30, 2017	Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$11,338	$11,338	$—	$—
Restricted cash	10	10	—	—
Total assets	$11,348	$11,348	$—	$—
Liabilities:
Warrant liability	$—	$—	$—	$—
Contingent consideration	38,100	—	—	38,100
Total liabilities	$38,100	$—	$—	$38,100
The following table summarizes the assets and liabilities measured at fair value on a recurring basis at December 31, 2016 (in thousands):

Description	December 31, 2016	Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$25,342	$25,342	$—	$—
Restricted cash	10	10	—	—
Total assets	$25,352	$25,352	$—	$—
Liabilities:
Warrant liability	$5	$—	$—	$5
Contingent consideration	45,100	—	—	45,100
Total liabilities	$45,105	$—	$—	$45,105
Warrant Liability
The Company measures the fair value of the warrants classified as a liability at each reporting date using the Black-Scholes option pricing model using the following assumptions:

	September 30, 2017	December 31, 2016
Risk-free interest rate	0.96%	0.85%
Expected dividend yield	—%	—%
Expected term (in years)	0.17	0.92
Expected volatility	60.04%	83.39%

The following table sets forth a summary of changes in the fair value of the Company’s common stock warrant liability, which represented a recurring measurement classified within Level 3 of the fair value hierarchy, wherein fair value was estimated using significant unobservable inputs (in thousands):

Beginning balance, January 1, 2017	$5
Change in fair value	(5)
Ending balance, September 30, 2017	$—
The change in the fair value of the warrant liability is influenced primarily by the price of the underlying common stock. The change in fair value of $0 and $64,000 for the three months ended September 30, 2017 and 2016, respectively, and $(5,000) and $(38,000) for the nine months ended September 30, 2017 and 2016, respectively, was recorded as other income (expense) in the accompanying condensed consolidated statements of operations and comprehensive income (loss). As of September 30, 2017, none of the common stock warrants had been exercised.
Contingent consideration
In connection with the acquisition of Viventia (the "Acquisition"), the Company recorded contingent consideration pertaining to the amounts potentially payable to Viventia's shareholders pursuant to the terms of the share purchase agreement. Contingent consideration is measured at fair value and is based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The valuation of contingent consideration uses assumptions the Company believes would be made by a market participant. The Company assesses these estimates on an on-going basis as additional data impacting the assumptions is obtained. Future changes in the fair value of contingent consideration related to updated assumptions and estimates are recognized within the condensed consolidated statements of operations and comprehensive income (loss).
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

Beginning balance, January 1, 2017	$45,100
Provisional purchase price accounting adjustment (Note 4)	(14,600)
Loss from change in fair value of contingent consideration	7,600
Ending balance, September 30, 2017	$38,100
The fair value of the Company’s contingent consideration was determined using probabilities of successful achievement of regulatory milestones and commercial sales, the period in which these milestones and sales are expected to be achieved ranging from 2020 to 2033, the level of commercial sales of Vicinium, and discount rates ranging from 9.3% to 11.5% as of December 31, 2016 and 8.6% to 10.3% as of September 30, 2017. Significant changes in any of these assumptions would result in a significantly higher or lower fair value measurement.
There have been no changes to the valuation methods utilized during the three and nine months ended September 30, 2017. The Company evaluates transfers between levels at the end of each reporting period. There were no transfers of assets or liabilities between levels during the three and nine months ended September 30, 2017.
4. Business Combination
The Company finalized its purchase accounting for the Acquisition during the third quarter of 2017. The Company has valued the acquired assets and liabilities based on their estimated fair values as of September 20, 2016 (the "Acquisition Date"). The fair values included in the condensed consolidated balance sheet as of September 30, 2017 are based on the best estimates of the Company.

The consideration for the Acquisition and the final allocation of the purchase consideration presented has been updated from the amounts previously disclosed to reflect new information related to facts and circumstances which existed as of the Acquisition Date. The changes in assumptions were primarily due to additional information gathered regarding the potential market for Vicinium outside of the U.S., which resulted in adjustments to the fair value of contingent consideration as of the acquisition date and the in-process research and development assets for Vicinium in the European Union ("E.U.") and the rest of world. The assumptions related to the U.S. market were not updated as sufficient information had previously been gathered to support this estimate. The update of these assumptions also had an effect on the discount rate and certain other valuation assumptions used to value the acquired assets due to an adjustment in the Company specific risk factors, which effected the in-process research and development assets for Vicinium in the U.S., E.U., and the rest of world. As a result of these changes, the Company updated (1) the fair value of the in-process research and development assets for Vicinium, which resulted in a reduction in the fair value of the in-process research and development asset for Vicinium in the rest of the world to a di minimus amount, (2) the fair value of the contingent consideration, and (3) the related deferred tax liability and goodwill.

The preliminary estimate of the purchase price and the final purchase price as of the Acquisition Date are reflected in the following table (in thousands):

	Preliminary Fair Value of Consideration*	Adjustment	Final Fair Value of Consideration
Shares Issued	$13,525	$—	$13,525
Contingent Consideration	46,200	(14,600)	31,600
	$59,725	$(14,600)	$45,125
*As presented in the Company’s Form 10-K as of and for the year ended December 31, 2016.
The preliminary allocation of the purchase consideration and the final allocation of the purchase consideration as of the Acquisition Date are reflected in the following table (in thousands):

	Preliminary Allocation*	Adjustment	Final Allocation
Cash and cash equivalents	$136	$—	$136
Prepaid expenses and other assets	1,162	—	1,162
Property and equipment	867	—	867
In-process research and development assets (all markets)	60,500	(14,100)	46,400
Goodwill	16,864	(3,800)	13,064
Accounts payable	(1,163)	—	(1,163)
Accrued expenses	(1,494)	(507)	(2,001)
Other liabilities	(812)	—	(812)
Deferred tax liability	(16,335)	3,807	(12,528)
	$59,725	$(14,600)	$45,125
*As presented in the Company’s Form 10-K as of and for the year ended December 31, 2016.
The revised fair values of indefinite-lived intangible assets, deferred tax liability and goodwill noted above did not have an impact on the Company’s condensed consolidated statement of operations and comprehensive income (loss), as the effected assets are not amortized. The Company is required to revalue its contingent consideration at each balance sheet date. As such, changes in the fair value of contingent consideration since the Acquisition Date due to updated assumptions and estimates are recognized within the condensed consolidated statements of operations and comprehensive income (loss) (Note 3).
5. License Agreement with Roche
The Company has determined that the License Agreement with Roche contains four units of accounting. The Company recognizes arrangement consideration allocated to each unit of accounting when all of the revenue recognition criteria in Accounting Standards Codification ("ASC") Topic 605-25, Revenue Recognition-Multiple-Element Arrangements (“ASC 605-25”) are satisfied for that particular unit of accounting. As of September 30, 2017, the basic revenue recognition criteria has been met for all units of accounting. Accordingly, the Company recognized $0.4 million in revenue related to the License

Agreement for the nine months ended September 30, 2017 allocated to the transfer of pre-clinical inventory. No revenue was recognized during the three months ended September 30, 2017.
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
6. Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Development costs	$2,156	$852
Employee compensation (including reduction in workforce)	453	352
Professional fees	244	413
Other	62	157
	$2,915	$1,774
7. Share-Based Payments
Pursuant to the terms of the Company's 2014 Stock Incentive Plan (the "2014 Plan"), the number of shares authorized for issuance automatically increases on the first day of each fiscal year. On January 1, 2017, the number of shares reserved for issuance under the 2014 Plan increased by 982,164 shares. As of September 30, 2017, the total number of shares of common stock available for issuance under the 2014 Plan was 1,989,329.
The Company also maintains the Eleven Biotherapeutics, Inc. 2009 Stock Incentive Plan, as amended and restated.
Stock-Based Compensation Expense
Stock-based compensation expense by award type was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Stock options	$201	$1,932	$656	$2,825
Restricted stock	50	50	152	155
Restricted stock units	—	156	3	354
Employee stock purchase plan	2	6	8	17
	$253	$2,144	$819	$3,351
The Company allocated stock-based compensation expense as follows in the condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Research and development expense	$56	$971	$179	$1,417
General and administrative expense	197	1,173	$640	1,934
	$253	$2,144	$819	$3,351
At September 30, 2017, there was $1.6 million of total unrecognized compensation expense related to unvested stock options, unvested restricted stock, and shares issued pursuant to the Company's 2014 Employee Stock Purchase Plan (the "2014 ESPP"). This unrecognized compensation expense is expected to be recognized over a weighted-average period of 2.59 years.

Stock Options
A summary of the stock option activity is presented below:

	Shares	Weighted-Average Exercise Price
Outstanding at December 31, 2016	2,024,468	$4.41
Granted	248,025	1.85
Exercised	(140,400)	0.28
Cancelled or forfeited	(166,887)	9.85
Outstanding at September 30, 2017	1,965,206	$3.92
Exercisable at September 30, 2017	1,161,259	$4.51
Vested and expected to vest at September 30, 2017(1)	1,965,206	$3.92

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

Restricted Stock
From time to time, upon approval by the Board, certain employees, directors and advisors have been granted restricted shares of common stock. A summary of the restricted stock is presented below:

	Restricted Stock	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2016	22,150	$11.43
Vested	(13,290)	11.43
Unvested at September 30, 2017	8,860	$11.43
Restricted Stock Units
From time to time, upon approval by the Board, certain employees have been granted restricted stock units. A summary of the restricted stock units is presented below:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2016	3,333	$4.09
Vested	(3,333)	4.09
Unvested at September 30, 2017	—	$—
Employee Stock Purchase Plan
On September 14, 2017, the Company issued and sold 6,249 shares of its common stock pursuant to the 2014 ESPP at a purchase price of $1.19 per share. On March 14, 2017, the Company issued and sold 2,899 shares of its common stock pursuant to the 2014 ESPP at a purchase price of $1.71 per share. The Company has estimated the number of shares to be issued at the end of the current offering period and recognizes expense over the requisite service period.
8. Net (Loss) Income Per Share
Basic net (loss) income per share is calculated by dividing net (loss) income by the weighted-average shares outstanding during the period, without consideration for common stock equivalents. Diluted net (loss) income per share is calculated by adjusting weighted-average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury-stock method. For purposes of the diluted net (loss) income per share calculation, stock options, unvested restricted stock, restricted stock units and common stock warrants are considered to be common stock equivalents.
The following common stock equivalents, using the treasury-stock method, were included in the calculation of diluted net (loss) income per share for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Stock options	—	891,341	—	776,580
Unvested restricted stock	—	—	—	—
Restricted stock units	—	37,063	—	15,156
Common stock warrants	—	—	—	—
	—	928,404	—	791,736
The following common stock equivalents were excluded from the calculation of diluted net (loss) income per share for the periods indicated because including them would have had an anti-dilutive effect or the exercise prices were greater than the average market price of the common shares.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Stock options	1,965,206	1,732,954	1,965,206	1,829,193
Unvested restricted stock	8,860	26,580	8,860	26,580
Common stock warrants	926,840	926,840	926,840	926,840
	2,900,906	2,686,374	2,900,906	2,782,613
9. Reduction in Workforce
On August 15, 2017, the Board approved a strategic restructuring of the Company to eliminate a portion of the Company’s workforce in order to preserve the Company’s resources. As of September 30, 2017, the Company estimated total restructuring costs of approximately $0.2 million, which included severance and benefits in accordance with the Company's severance benefit plan, all of which was recorded in the three months ended September 30, 2017.
The table below provides a roll-forward of the reduction in workforce liability (in thousands):

Balance as of January 1, 2017	$31
Charges	188
Payments	(28)
Balance as of September 30, 2017	$191
On September 22, 2017, the Company announced that it has completed the manufacturing of all Vicinium necessary for its ongoing Phase 3 registration trial in patients with non-muscle invasive bladder cancer ("NMIBC"), and for its Cooperative Research and Development Agreement with the National Cancer Institute. In conjunction with this achievement, the Company is ending its large-scale manufacturing activities and redirecting resources toward completing its Phase 3 trial and preparing for discussions with the U.S. Food and Drug Administration regarding, as appropriate, the submission of a Biologics License Application for Vicinium in patients with NMIBC. This change included the reduction in workforce discussed above.
10. Subsequent Event
On October 4, 2017, the Company granted 1,055,000 options at an exercise price of $1.59.
On November 1, 2017, the Company raised approximately $7.0 million of net proceeds from the sale of 5,525,000 units (each unit consisting of one share of common stock and one common warrant to purchase one share of common stock) and 4,475,000 pre‑funded units (each pre-funded unit consisting of one pre-funded warrant to purchase one share of common stock and one common warrant to purchase one share of common stock) at a purchase price of $0.80 per unit and $0.79 per pre-funded unit. Each common warrant contained in a unit or a pre-funded unit has an exercise price of $0.80 per share and is exercisable immediately and will expire five years from the date of issuance. Each pre-funded warrant contained in a pre-funded unit is exercisable for one share of common stock and the exercise price is $0.01 per share. The Company granted the underwriter an option to purchase up to 1,500,000 additional shares of common stock at a purchase price of $0.79 per share and/or common warrants to purchase up to an aggregate of 1,500,000 shares of common stock at a purchase price of $0.01 per common warrant with an exercise price of $0.80 per share, less underwriting discount and commissions. If the underwriters exercise this option in full, the Company will receive approximately $1.1 million of additional net proceeds. The underwriter can exercise this option at any time on or before December 1, 2017.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the notes to those financial statements appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management's discussion and analysis of financial condition and results of operations for the year ended December 31, 2016 included in our Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in Part II, Item 1A, "Risk Factors" of this Quarterly Report on Form 10-Q and in Part I, Item IA, “Risk Factors” of our Annual Report on Form 10-K which are incorporated herein by reference, our actual results could differ materially from the results described in or implied by the forward-looking statements.
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
Our most advanced product candidate is ViciniumTM, which is a locally-administered TPT. In a completed Phase 2 clinical trial, of the 45 evaluable subjects treated with Vicinium, 40% achieved a complete response or no evidence of disease at three months while 16% remained disease-free for at least 18 months. In the third quarter of 2015, we, through our subsidiary, Viventia Bio Inc., or Viventia, commenced in the United States and Canada a Phase 3 clinical trial of Vicinium for the treatment of subjects with high-grade non-muscle invasive bladder cancer, or NMIBC. We anticipate complete enrollment in this clinical trial in the first quarter of 2018 with topline three-month data in mid-2018 and topline twelve-month data in the second quarter of 2019. In June 2017, we entered into a Cooperative Research and Development Agreement, or CRADA, with the National Cancer Institute, or NCI, for the development of Vicinium in combination with AstraZeneca’s immune checkpoint inhibitor, durvalumab, for the treatment of NMIBC. Under the terms of the CRADA, the NCI will conduct a Phase 1 clinical trial in subjects with high-grade NMIBC to evaluate the safety, efficacy and biological correlates of Vicinium in combination with durvalumab.
Our second most advanced product candidate is ProxiniumTM, a locally-administered TPT intended for the treatment of squamous cell carcinoma of the head and neck, or SCCHN. In our two Phase 1 clinical trials, 53% of evaluable subjects treated with Proxinium demonstrated antitumor activity with epithelial cell adhesion molecule, or EpCAM-expressing tumors as assessed by investigator’s clinical measurements, the investigator’s overall assessment including qualitative changes, and assessment of available radiologic data. In addition, three out of the four subjects with complete responses of injected tumors had regression or complete resolution of adjacent non injected lesions. In a Phase 2 clinical trial, we observed tumor shrinkage in 10 of the 14 evaluable subjects (71.4%). We intend to initiate a Phase 1/2a clinical trial that will explore the potential of Proxinium in combination with a checkpoint inhibitor for the treatment of SCCHN and is actively seeking partners for a combination program. In addition to our locally-administered TPTs, our pipeline also includes systemically-administered TPTs in development. Our systemically-administered TPTs are built around our proprietary de-immunized variant of the plant-derived cytotoxin bouganin, or deBouganin. Our lead systemically-administered product candidate, VB6-845d, is being developed for the treatment of multiple types of EpCAM-positive solid tumors. VB6-845d is administered by intravenous infusion. A Phase 1 clinical trial conducted with VB6-845, the prior version of VB6-845d, revealed no clinically relevant immune response to the deBouganin payload. We plan on submitting an Investigational New Drug application, or IND, with VB6-845d, once funding or a partner is secured for this program.
We have deferred further development of Proxinium and VB6-845d in order to focus our efforts and our resources on our ongoing development of Vicinium. We are also exploring collaboration agreements for Vicinium, Proxinium and VB6-845d.
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

Our operations to date have been limited to organizing and staffing our company, acquiring rights to intellectual property, business planning, raising capital, developing our technology, identifying potential product candidates, undertaking pre-clinical studies and conducting clinical trials. To date, we have financed our operations primarily through debt and equity offerings and collaboration and licensing arrangements. We have devoted substantially all of our financial resources and efforts to research and development activities. We have not completed development of any of our product candidates. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year.
License Agreement with Roche and Other Product Candidates
On June 10, 2016, we entered into a License Agreement, which we refer to as the License Agreement, with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., or collectively, Roche, pursuant to which we licensed our monoclonal antibody EBI-031 and all other IL-6 antagonist antibody technology owned by us. Under the License Agreement, Roche is required to continue developing EBI-031 at its cost. At the time of the License Agreement, EBI-031, which was derived using our previous AMP-Rx platform, was in pre-clinical development as an intravitreal injection for diabetic macular edema and uveitis. We have received $30.0 million in payments from Roche pursuant to the License Agreement, including a $7.5 million upfront payment and a $22.5 million milestone payment as a result of the IND application for EBI-031 becoming effective. We are also entitled to receive up to an additional $240.0 million upon the achievement of other specified regulatory, development and commercial milestones, as well as royalties based on net sales of potential future products containing EBI-031 or any other potential future products containing other IL-6 compounds.
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
Liquidity
Since inception, we have incurred significant operating losses and expect to continue to incur operating losses for the foreseeable future. We had a net loss of $22.5 million for the nine months ended September 30, 2017. As of September 30, 2017, we had an accumulated deficit of $145.8 million.
On November 1, 2017, we raised approximately $7.0 million of net proceeds from the sale of 5,525,000 units (each unit consisting of one share of common stock and one common warrant to purchase one share of common stock) and 4,475,000 pre-funded units (each pre-funded unit consisting of one pre-funded warrant to purchase one share of common stock and one common warrant to purchase one share of common stock) at a purchase price of $0.80 per unit and $0.79 per pre-funded unit, which we refer to as the November 2017 Financing. Each common warrant contained in a unit or pre-funded unit has an exercise price of $0.80 per share and is exercisable immediately and will expire five years from the date of issuance. Each pre-funded warrant contained in a pre-funded unit is exercisable for one share of common stock and the exercise price is $0.01 per share. These proceeds exclude any amounts that will be received from the exercise of pre-funded or common warrants, if any.
We do not know when, or if, we will generate any revenue from the sale of our product candidates as we seek regulatory approval for, and potentially begin to commercialize, any of our product candidates. We anticipate that we will continue to incur losses for the next several years and we expect the losses to increase as we continue the development of, and seek regulatory approvals for, our product candidates, and begin to commercialize any approved products. We are subject to all of the risks common to the development of new products and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. Until we can generate substantial revenue from commercial sales, if ever, we expect to seek additional capital through a combination of private and public equity offerings, debt financings, strategic collaborations and alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of existing shareholders will be diluted and the terms may include liquidation or other preferences that adversely affect the rights of existing shareholders. Debt financing, if available, may involve agreements that include liens or other restrictive covenants limiting our ability to take important actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through strategic collaborations and alliances or licensing arrangements with third parties we may have to relinquish valuable rights to our technologies or grant licenses on terms that are not favorable to us. If we are unable to raise additional funds when needed we may be required to further delay, limit, reduce or terminate our development or commercialization efforts or grant rights to develop and market our technologies that we would otherwise prefer to develop and market ourselves.

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
We believe that our cash and cash equivalents of $11.3 million as of September 30, 2017, together with the $7.0 million of net proceeds received in November 2017, will be sufficient to fund our current operating plan into mid 2018; however, we have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.
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
Under the terms of the License Agreement with Roche, Roche paid an upfront license fee of $7.5 million and a development milestone payment of $22.5 million as a result of the IND application for EBI-031 becoming effective. We are also entitled to receive up to an additional $240.0 million upon the achievement of other specified regulatory, development and commercial milestones, as well as royalties based on net sales of potential future products containing EBI-031 or any other potential future products containing other IL-6 compounds. The next licensing milestone payment expected from Roche, if any, will be triggered upon commencement of a Phase 2 clinical trial.
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
We allocate direct research and development expenses, consisting principally of external costs, such as fees paid to investigators, consultants, central laboratories and CROs in connection with our clinical trials, and costs related to manufacturing or purchasing clinical trial materials, to specific product programs. We do not allocate employee and contractor-related costs, costs associated with our platform and facility expenses, including depreciation or other indirect costs, to specific product programs because these costs are deployed across multiple product programs under research and development and, as such, are separately classified. The table below provides research and development expenses incurred for our Vicinium, Proxinium, VB6-845d, EBI-031 and isunakinra product programs and other expenses by category. Based on negative results for our completed Phase 3 clinical trials in dry eye disease and allergic conjunctivitis, we are no longer developing isunakinra. We have deferred further development of Proxinium and VB6-845d in order to focus our efforts and our resources on our ongoing development of Vicinium. Since the acquisition of Viventia, our research and development expenses have been related primarily to the development of Vicinium. We expect our research and development expenses for Vicinium will continue to increase during subsequent periods. We did not allocate research and development expenses to any other specific product program during the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016*	2017	2016*
	(in thousands)
Programs:
Vicinium (1)	$2,133	$164	$5,252	$164
Proxinium (2)	—	—	27	—
VB6-845d (2)	—	—	88	—
EBI-031 (3)	—	230	—	2,982
Isunakinra/EBI-005 (4)	—	34	—	1,564
Total direct program expenses	2,133	428	5,367	4,710
Personnel and other expenses:
Employee and contractor-related expenses	1,005	2,085	2,821	4,985
Platform-related lab expenses	111	45	402	284
Facility expenses	103	170	297	480
Other expenses	267	26	515	225
Total personnel and other expenses	1,486	2,326	4,035	5,974
Total research and development expenses	$3,619	$2,754	$9,402	$10,684
(1) We expect our development activities for Vicinium will increase significantly during subsequent periods.
(2) We have deferred further development of Proxinium and VB6-845d in order to focus our efforts and our resources on our ongoing development of Vicinium.
(3) Beginning August 16, 2016, Roche is responsible for all development costs for EBI-031.
(4) Our development activities for isunakinra are no longer ongoing.
* Includes Viventia related expenses since September 20, 2016.
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
Changes in Fair Value of Contingent Consideration
In connection with the acquisition of Viventia, the Company recorded contingent consideration pertaining to the amounts potentially payable to Viventia's shareholders pursuant to the terms of the share purchase agreement. The fair value of contingent consideration is assessed at each balance sheet date and changes, if any, to the fair value are recognized within the condensed consolidated statements of operations and comprehensive income (loss).
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
Recently issued accounting standards
In May 2014, the FASB issued ASU No. 2014-09, codified as Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers ("ASC 606"), which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. The new standard will be effective on January 1, 2018 and earlier application is permitted only for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. ASC 606 allows for either a full retrospective adoption, in which the standard is applied to all of the periods presented, or a modified retrospective application, in which the standard is applied to the most current period presented in the financial statements. We expect to adopt this standard using the modified retrospective approach. All of the revenue generated in the nine months ended September 30, 2017 is from our license arrangement with Roche. It is expected that the evaluation of variable consideration, and in particular, milestone payments due from Roche will require further judgment to assess the timing of when to include them in the transaction price, which may result in earlier revenue recognition under ASC 606 compared to the current guidance. We are continuing to assess the potential impact that ASC 606 may have on financial position and results of operations as it relates to this arrangement but based on our preliminary assessment we do not expect the adoption of ASC 606 to have a material impact on our financial position and results of operations.
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

Results of Operations
Comparison of the Three Months Ended September 30, 2017 and 2016

	Three Months Ended September 30,
	2017	2016	Change
	(in thousands)
Revenue:
License revenue	$—	$28,650	$(28,650)
Total revenue	—	28,650	(28,650)
Operating expenses:
Research and development	3,619	2,754	865
General and administrative	1,631	6,366	(4,735)
Loss from change in fair value of contingent consideration	3,900	—	3,900
Total operating expenses	9,150	9,120	30
(Loss) income from operations	(9,150)	19,530	(28,680)
Other income (expense), net	45	(43)	88
Net (loss) income and comprehensive (loss) income	$(9,105)	$19,487	$(28,592)
Revenue. There was no revenue for the three months ended September 30, 2017 compared to $28.7 million for the three months ended September 30, 2016. In August 2016, we recognized the upfront license fee and the development milestone payment under the License Agreement with Roche, relating to the execution of the License Agreement and the successful submission of the IND application for EBI-031.
Research and development expenses. Research and development expenses were $3.6 million for the three months ended September 30, 2017 compared to $2.8 million for the three months ended September 30, 2016. The increase of $0.9 million was due primarily to increases in Vicinium-related development expenses of $2.0 million, which was acquired in connection with our acquisition of Viventia in September 2016. This increase was partially offset by a decrease in EBI-031 related development expenses of $0.2 million due to the License Agreement with Roche in which Roche is responsible for all on-going development expenses. In addition, total personnel and other expenses were $1.5 million for the three months ended September 30, 2017 compared to $2.3 million for the three months ended September 30, 2016.
General and administrative expenses. General and administrative expenses were $1.6 million for the three months ended September 30, 2017 compared to $6.4 million for the three months ended September 30, 2016. The decrease of $4.7 million was due primarily to a reduction in professional fees as well as salaries and related costs for personnel, including stock-based compensation. For the three months ended September 30, 2016, we had higher professional fees related to the License Agreement with Roche, our 2016 review of strategic alternatives and our acquisition of Viventia. In addition, for the three months ended September 30, 2016, we had higher severance costs related to our acquisition of Viventia.
Loss from change in fair value of contingent consideration. The change in fair value of contingent consideration was $3.9 million for the three months ended September 30, 2017 compared to $0 million for the three months ended September 30, 2016 was primarily due to updates in the projected revenue assumptions related to Vicinium.
Other income (expense), net. Other income, net was $45,000 for the three months ended September 30, 2017 compared to other expense, net of $43,000 for the three months ended September 30, 2016. The change of $88,000 was due to an increase in interest income in addition to a change in the fair value of the warrant liability.

Comparison of the Nine Months Ended September 30, 2017 and 2016

	Nine Months Ended September 30,
	2017	2016	Change
	(in thousands)
Revenue:
Collaboration revenue	$—	$406	$(406)
License revenue	425	28,750	(28,325)
Total revenue	425	29,156	(28,731)
Operating expenses:
Research and development	9,402	10,684	(1,282)
General and administrative	6,085	11,984	(5,899)
Loss from change in fair value of contingent consideration	7,600	—	7,600
Total operating expenses	23,087	22,668	419
(Loss) income from operations	(22,662)	6,488	(29,150)
Other income (expense), net	180	(1,066)	1,246
Net (loss) income and comprehensive (loss) income	$(22,482)	$5,422	$(27,904)
Revenue. Revenue was $0.4 million for the nine months ended September 30, 2017 compared to $29.2 million for the nine months ended September 30, 2016. The decrease was due primarily to a decrease in license revenue as we recognized the upfront license fee and development milestone payment under the License Agreement with Roche, relating to the execution of the License Agreement and the successful submission of the IND application for EBI-031, as well as a decrease in collaboration revenue from our terminated collaboration with ThromboGenics. This decrease was partially offset by revenue recognized under the License Agreement with Roche in 2017 relating to the transfer of pre-clinical inventory to Roche.
Research and development expenses. Research and development expenses were $9.4 million for the nine months ended September 30, 2017 compared to $10.7 million for the nine months ended September 30, 2016. The decrease of $1.3 million was due primarily to a decrease in EBI-031 related development expenses of $3.0 million due to the License Agreement with Roche in which Roche is responsible for all on-going development expenses, as well as a decrease of $1.6 million of isunakinra-related development expenses, which development activities are no longer ongoing. These decreases were partially offset by increases in Vicinium-related development expenses of $5.1 million, which was acquired in connection with our acquisition of Viventia in September 2016. In addition, total personnel and other expenses were $4.0 million for the nine months ended September 30, 2017 compared to $6.0 million for the nine months ended September 30, 2016.
General and administrative expenses. General and administrative expenses were $6.1 million for the nine months ended September 30, 2017 compared to $12.0 million for the nine months ended September 30, 2016. The decrease of $5.9 million was primarily due to a reduction of professional fees as well as salaries and related costs for personnel, including stock-based compensation. For the nine months ended September 30, 2016, we had higher professional fees related to the License Agreement with Roche, our 2016 review of strategic alternatives and the acquisition of Viventia. In addition, for the nine months ended September 30, 2016, we had higher severance costs related to the acquisition of Viventia.
Loss from change in fair value of contingent consideration. The change in fair value of contingent consideration was $7.6 million for the nine months ended September 30, 2017 compared to $0 million for the nine months ended September 30, 2016 was primarily due to updates in projected revenue assumptions related to Vicinium.
Other income (expense), net. Other income, net was $0.2 million for the nine months ended September 30, 2017 compared to other expense, net of $1.1 million for the nine months ended September 30, 2016. The change of $1.2 million was due primarily to the loss on extinguishment of debt recorded in 2016 associated with the prepayment of the loan with Silicon Valley Bank as well as the interest expense incurred until the loan was prepaid.
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
On November 1, 2017, we raised approximately $7.0 million of net proceeds from the sale of 5,525,000 units (each unit consisting of one share of common stock and one common warrant to purchase one share of common stock) and 4,475,000 pre‑funded units (each pre-funded unit consisting of one pre-funded warrant to purchase one share of common stock and one common warrant to purchase one share of common stock) at a purchase price of $0.80 per unit and $0.79 per pre-funded unit. Each common warrant contained in a unit or a pre-funded unit has an exercise price of $0.80 per share and is exercisable immediately and will expire five years from the date of issuance. Each pre-funded warrant contained in a pre-funded unit is exercisable for one share of common stock and the exercise price is $0.01 per share. We granted the underwriter an option to purchase up to 1,500,000 additional shares of common stock at a purchase price of $0.79 per share and/or common warrants to purchase up to an aggregate of 1,500,000 shares of common stock at a purchase price of $0.01 per common warrant with an exercise price of $0.80 per share, less underwriting discount and commissions. If the underwriters exercise this option in full, we will receive approximately $1.1 million of additional net proceeds. The underwriter can exercise this option at any time on or after December 1, 2017.
Cash Flows
As of September 30, 2017, we had cash and cash equivalents of $11.3 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.
The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Nine Months Ended September 30,
	2017	2016
	(in thousands)
Net cash (used in) provided by :
Operating activities	$(14,140)	$8,138
Investing activities	84	419
Financing activities	52	(13,920)
Net decrease in cash and cash equivalents	$(14,004)	$(5,363)
Operating activities. Net cash used in operating activities was $14.1 million for the nine months ended September 30, 2017 and consisted primarily of net loss of $22.5 million, adjusted for non-cash items, including stock-based compensation expense of $0.8 million, depreciation expense and impairment of fixed asset expense of $0.2 million, change in fair value of contingent consideration of $7.6 million, gain on sale of equipment of $0.1 million and a net change in operating assets and liabilities of $(0.2) million.
Net cash provided by operating activities was $8.1 million for the nine months ended September 30, 2016, and consisted primarily of net income of $5.4 million resulting from the License Agreement with Roche, adjusted for non-cash items, including stock-based compensation expense of $3.4 million, depreciation expense of $0.1 million, $0.2 million loss on extinguishment of debt and a net change in operating assets and liabilities of $(0.9) million.

Investing activities. Net cash provided by investing activities consisted of sales of equipment. For the nine months ended September 30, 2017, we had cash proceeds from the sale of equipment of $0.1 million. For the nine months ended September 30, 2016, we sold $0.3 million of property and equipment. In addition, we also acquired $0.1 million of cash from the acquisition of Viventia.
Financing activities. Net cash provided by financing activities for the nine months ended September 30, 2017 consisted of the proceeds from the exercise of stock options and the sale of common stock pursuant to our ESPP.
Net cash used in financing activities for the nine months ended September 30, 2016 was $13.9 million and consisted primarily of the repayment of outstanding debt obligations. On March 1, 2016, we prepaid all outstanding amounts owed to Silicon Valley Bank and terminated the loan agreement. This was partially offset by proceeds from the exercise of stock options of $0.2 million.
Funding Requirements
We will incur substantial expenses if and as we:

•	continue our Phase 3 clinical trial for Vicinium;

•	continue the research and pre-clinical and clinical development of our other product candidates;

•	seek to discover and develop additional product candidates;

•	in-license or acquire the rights to other products, product candidates or technologies;

•	seek marketing approvals for any product candidates that successfully complete clinical trials;

•	establish sales, marketing and distribution capabilities and scale up and validate external manufacturing capabilities to commercialize any products for which we may obtain marketing approval;

•	maintain, expand and protect our intellectual property portfolio;

•	add equipment and physical infrastructure to support our research and development;

•	hire additional clinical, quality control, scientific and management personnel; and

•	expand our operational, financial and management systems and personnel.
We believe that our cash and cash equivalents of $11.3 million as of September 30, 2017, together with the $7.0 million of net proceeds received from the November 2017 Financing, will be sufficient to fund our current operating plan into mid 2018; however, we have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.
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
Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, government or other third-party funding, collaborations, strategic alliances, licensing arrangements and marketing and distribution arrangements. We do not have any committed external source of funds other than the amounts payable under the License Agreement with Roche. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders’ ownership interest will be diluted, such as the financing we completed in November 2017, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights as holders of our common stock. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through government or other third-party funding, collaborations, strategic alliances, licensing arrangements or marketing and distribution arrangements, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market ourselves.
Contractual Obligations and Commitments
The disclosure of our contractual obligations and commitments is set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations and Commitments” in our 2016 Form 10-K.
During the three and nine months ended September 30, 2017, there were no material changes from the contractual commitments and obligations previously disclosed in our 2016 Form 10-K.
License Agreements
The disclosure of our obligations under our license agreements is set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — License Agreements” in our 2016 Form 10-K.
During the three and nine months ended September 30, 2017, there were no material changes to our obligations under our license agreements previously disclosed in our 2016 Form 10-K.
Off-balance Sheet Arrangements
We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the Securities and Exchange Commission, or SEC.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
We are exposed to market risk related to changes in interest rates. As of September 30, 2017, we had cash and cash equivalents of $11.3 million, primarily money market mutual funds consisting of U.S. government-backed securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point (1.0%) change in interest rates would not have a material effect on the fair market value of our portfolio.
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
Item 4.         Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e)) under Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Remediation Status
As more fully discussed in our 2016 Annual Report on Form 10-K, to remediate the material weaknesses referenced above, we have implemented or have plans to implement the remediation initiatives described in Part II, Item 9A of our 2016 Annual Report on Form 10-K and will continue to evaluate the remediation and plan to implement additional measures in the future. Effective as of October 20, 2017, John McCabe resigned as our Chief Financial Officer and Richard Fitzgerald was appointed as our Interim Chief Financial Officer. In order to stabilize our remediation efforts in light of this transition, we also retained consultants to assist with the review of assumptions used and conclusions reached from the perspective of a typical market participant used in the acquisition valuation model for the final purchase price allocation. In connection with our remediation plan, we are continuing to evaluate steps to address the material weaknesses, which may include the addition of new personnel, including one or more employees to our financial and accounting group and the engagement of independent consultants to aid in the review of our financial reporting process.

Changes in Internal Control Over Financial Reporting
During the three and nine months ended September 30, 2017, management continued to implement certain remediation initiatives discussed in Part II, Item 9A of our 2016 Annual Report on Form 10-K. However, there were no material changes to our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.         Legal Proceedings
We are not currently subject to any material legal proceedings.

Item 1A.	Risk Factors
In addition to the other information contained elsewhere in this Quarterly Report on Form 10-Q and the risk factors included in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in “Item 1A. Risk Factors” in our 2016 Form 10-K and as set forth below, which could materially affect our business, financial condition or future results. The risks described in our 2016 Form 10-K and noted below are not the only risks we face. Additional risks that we do not presently know or that we currently believe are immaterial could also materially and adversely affect any of our business, financial condition or future results. The stock price and trading volume of our common stock may decline due to these risks.
Recent changes in our senior management team could harm our business.
Effective as of October 3, 2017, Arthur DeCillis resigned as our Chief Medical Officer. Effective as of October 20, 2017, John McCabe resigned as our Chief Financial Officer.  As a result of these changes, we may experience disruption in our operations or have difficulty in maintaining or developing our business during this transition.
We may record impairment charges, which would adversely impact our financial position and results of operations.
We have recorded a material amount of goodwill and indefinite-lived intangible assets on our balance sheet in connection with our acquisition of Viventia.  We review our goodwill and intangible assets for impairment at least annually, or whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be recoverable, in accordance with Accounting Standards Codification 350, Intangibles-Goodwill and Other.
One potential indicator of goodwill impairment is whether our fair value, as measured by our market capitalization, is below our net book value. Whether our market capitalization triggers an impairment charge in any future period will depend on the underlying reasons for the decline in stock price, the significance of the decline, and the length of time the stock price has been trading at such prices.
In addition, the determination as to whether our indefinite-lived intangible assets related to Vicinium are impaired is heavily dependent on the results of our on-going clinical trial, as well as other factors, such as the potential market for Vicinium, if approved.
In the event that we determine in a future period that impairment exists for any reason, we would record an impairment charge, which could be material and which would reduce the underlying asset’s value in the period such determination is made, which would adversely impact our financial position and results of operations.
A significant portion of our total outstanding shares are eligible to be sold into the market, which could cause the market price of our common stock to drop significantly, even if our business is doing well.
Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of November 15, 2017, we had outstanding 31,831,995 shares of common stock. Of these shares, 9,302,744 shares are restricted securities under Rule 144 under the Securities Act of 1933, as amended, or Securities Act. Any of our remaining shares that are not restricted securities under Rule 144 under the Securities Act may be resold in the public market without restriction unless purchased by our affiliates.
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

As of November 15, 2017, we had outstanding options to purchase an aggregate of 2,815,796 shares of our common stock, of which options to purchase 1,219,301 shares were vested, and warrants to purchase 926,840 shares of common stock at a weighted average exercise price of $14.79 per share. In connection with the November 2017 Financing, we also have warrants to purchase an aggregate of 10,000,000 shares of common stock at an exercise price of $0.80 per share and pre-funded warrants to purchase an aggregate of 2,875,000 shares of our common stock at an exercise price of $0.01 per share, as of November 15, 2017. Shares issuable upon exercise of these options and warrants can be freely sold in the public market upon issuance, subject to volume, notice and manner of sale limitations applicable to affiliates.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
We did not sell or issue any equity securities that were not registered under the Securities Act during the period covered by this Quarterly Report on Form 10-Q.
Item 3.         Defaults Upon Senior Securities.
Not applicable.
Item 4.         Mine Safety Disclosures.
Not applicable.
Item 5.         Other Information.
Not applicable.
Item 6.        Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which Exhibit Index is incorporated herein by reference.

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
Stephen A. Hurly
President and Chief Executive Officer
(Principal Executive Officer and Duly Authorized Officer)
November 17, 2017