Form 10-K
period 2017-12-31
Eleven Biotherapeutics, Inc.
filed 2018-04-02
CIK 1485003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    ☐  Yes    ☒  No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer," “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    ☐  Yes    ☒  No
As of June 30, 2017, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $24.2 million based on the closing price of the registrant’s common stock on June 30, 2017.
Number of outstanding shares of Common Stock as March 30, 2018: 43,105,466

ELEVEN BIOTHERAPEUTICS, INC.

i

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
The forward-looking statements in this Annual Report on Form 10-K include, among other things, statements about:

•	our expected future loss and accumulated deficit levels;

•	our projected financial position and estimated cash burn rate;

•	our estimates regarding expenses, future revenues, capital requirements and needs for, and ability to obtain, additional financing;

•	our ability to continue as a going concern;

•	our need to raise substantial additional capital to fund our operations;

•	the potential impairment of our goodwill and indefinite lived intangible assets;

•	the effect of recent changes in our senior management team on our business;

•	the success, cost and timing of our pre-clinical studies and clinical trials in the United States, Canada and in other foreign jurisdictions;

•	the potential that results of pre-clinical studies and clinical trials indicate our product candidates are unsafe or ineffective;

•	our dependence on third parties, including contract research organizations, or CROs, in the conduct of our pre-clinical studies and clinical trials;

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
Overview
We are a biologics oncology company focused primarily on designing, engineering and developing targeted protein therapeutics, or TPTs. Our TPTs are single protein therapeutics composed of targeting moieties genetically fused via a peptide linker domain to cytotoxic protein payloads that are produced through our proprietary recombinant one-step manufacturing process. We target tumor cell surface antigens that allow for rapid internalization into the targeted cancer cell and also have limited expression on normal cells. We have designed our TPTs to overcome the fundamental efficacy and safety challenges inherent in existing antibody drug conjugates, or ADCs, where a payload is chemically attached to a targeting antibody.
Our most advanced product candidate is ViciniumTM, which is a locally-administered TPT. In a completed Phase 2 clinical trial, of the 45 evaluable subjects treated with Vicinium, 40% achieved a complete response or no evidence of disease at three months while 16% remained disease-free for at least 18 months. In the third quarter of 2015, we, through our subsidiary, Viventia Bio Inc., or Viventia, commenced in the United States and Canada a Phase 3 clinical trial of Vicinium for the treatment of subjects with high-grade non-muscle invasive bladder cancer, or NMIBC. We completed enrollment in this clinical trial in March 2018 and anticipate reporting topline three-month data in mid-2018 and topline twelve-month data in the second quarter of 2019. In June 2017, we entered into a Cooperative Research and Development Agreement, or CRADA, with the National Cancer Institute, or NCI, for the development of Vicinium in combination with AstraZeneca’s immune checkpoint inhibitor, durvalumab, for the treatment of NMIBC. Under the terms of the CRADA, the NCI will conduct a Phase 1 clinical trial in subjects with high-grade NMIBC to evaluate the safety, efficacy and biological correlates of Vicinium in combination with durvalumab. This Phase 1 trial is open and actively recruiting subjects.
Our second most advanced product candidate is ProxiniumTM, a locally-administered TPT intended for the treatment of squamous cell carcinoma of the head and neck, or SCCHN. In our two Phase 1 clinical trials, 53% of evaluable subjects treated with Proxinium demonstrated antitumor activity with epithelial cell adhesion molecule, or EpCAM-expressing tumors as assessed by the investigators' clinical measurements, the investigators’ overall assessment including qualitative changes, and assessment of available radiologic data. In addition, three out of the four subjects with complete responses of injected tumors had regression or complete resolution of adjacent non injected lesions. In a Phase 2 clinical trial, we observed tumor shrinkage in 10 of the 14 evaluable subjects (71.4%). We intend to initiate a Phase 1/2a clinical trial that will explore the potential of Proxinium in combination with a checkpoint inhibitor for the treatment of SCCHN and are actively seeking partners for a combination program. In addition to our locally-administered TPTs, our pipeline also includes systemically-administered TPTs in development. Our systemically-administered TPTs are built around our proprietary de-immunized variant of the plant-derived cytotoxin bouganin, or deBouganin. Our lead systemically-administered product candidate, VB6-845d, is being developed for the treatment of multiple types of EpCAM-positive solid tumors. VB6-845d is administered by intravenous infusion. A Phase 1 clinical trial conducted with VB6-845, the prior version of VB6-845d, revealed no clinically relevant immune response to the deBouganin payload. We plan on submitting an Investigational New Drug application, or IND, with VB6-845d, once funding or a partner is secured for this program.
We have deferred further development of Proxinium and VB6-845d in order to focus our efforts and our resources on our ongoing development of Vicinium. We are also exploring collaborations for Vicinium, Proxinium and VB6-845d.
We maintain global development, marketing and commercialization rights for all of our TPT-based product candidates. We intend to explore various commercialization strategies to market our approved products. If we obtain regulatory approval for Vicinium in high-grade NMIBC, we may build a North American specialty urology sales force to market the product or seek commercialization partners. If we obtain regulatory approval for our other product candidates, including Proxinium, we may seek partners with oncology expertise in order to maximize the commercial value of each asset or a portfolio of assets. We also own or exclusively license worldwide intellectual property rights for all of our TPT-based product candidates, covering our key patents with protection ranging from 2018 to 2036. See ‘‘Business-Intellectual Property’’ for additional details.
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
We also previously invested a significant portion of our efforts and financial resources in the development of our product candidate isunakinra (EBI-005) for the treatment of subjects with dry eye disease and allergic conjunctivitis. Based on negative results from our completed Phase 3 clinical trials in 2015 and 2016 for the treatment of dry eye disease and allergic conjunctivitis, we do not plan to pursue further development of isunakinra.
Our TPT Platform
Our current product candidates are based on our proprietary TPT platform and are focused on addressing areas of unmet medical need in cancer. Our novel TPTs have been designed to overcome the efficacy and safety challenges of existing ADCs and are being developed for both local and systemic administration. Our TPTs are single protein therapeutics composed of targeting moieties genetically fused via linker domains to cytotoxic protein payloads that are produced through our proprietary recombinant one-step manufacturing process. Our TPT platform uses protein binding antibody fragments, which include fragment antigen binding domains, or Fabs, single chain variable domains, or scFvs, and non-covalent scFv dimers, or diabodies, derived from the domains of antibodies that confer antigen recognition. We select antibody fragments for our product candidates depending upon the target therapeutic indication. We target tumor cell surface antigens that allow for rapid internalization into the targeted cancer cell and that also have limited expression in normal cells. For local administrations, we utilize an immunogenic cytotoxic protein payload designed to both target cancer cells and promote a heightened local immune response against the tumor. For systemic administrations, we use a deBouganin payload that we believe can be repeatedly administered via infusion without the generation of an efficacy-limiting immune response against the payload.
Locally-administered TPTs
We utilize our TPTs with immunogenic cytotoxic protein payloads for tumors that can be targeted locally rather than systemically. Local administration allows for the TPT to reach the tumor without being cleared by the immune system, which enables us to maximize the concentration of TPTs directly to tumors. Our locally-administered TPTs, including Vicinium, our lead product candidate, and Proxinium, contain a targeting moiety that is designed to bind to EpCAM, which is a protein over-expressed in many cancers. This targeting moiety is genetically fused to a truncated form of exotoxin A, or ETA, which is an immunogenic cytotoxic protein payload that is produced by the bacterial species, Pseudomonas. These product candidates are designed to bind to EpCAM on the surface of cancer cells. The TPT-EpCAM complex is subsequently internalized into the cell, and, once inside the cell, the TPT is cleaved by a cellular enzyme to release the cytotoxic protein payload, thus enabling cancer cell-killing.
We also believe that our TPTs designed for local administration may not only directly kill cancer cells through a targeted delivery of a cytotoxic protein payload, but also potentiate an anti-cancer therapeutic immune response in cancer cells near the site of administration. This immune response is believed to be triggered by both the immunogenic cell death of the cancer cells due to our payload's mechanism of action and the subsequent release of tumor antigens and the immunologically active setting created by the nature of the cytotoxic protein payloads. We believe that this immune response may also enhance the action of checkpoint inhibitors, which require a pre-existing immune response for maximum efficacy.
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

•
Limited combination therapy potential. The release of free cytotoxic payloads in the tumor region can result in toxicity to immune cells that attack tumors. This effect on anti-tumor immune cells may limit the potential utility of existing ADCs in combination therapies, including those employing immune checkpoint inhibitors.

•
Complex and challenging manufacturing process. The multi-step manufacturing process of existing ADCs creates a non-homogeneous product that limits efficacy and drives greater costs than our manufacturing process.

Advantages of our TPT platform
We believe our TPTs offer the following key advantages:

•
Deliver a greater amount of drug to tumors. Our TPTs are designed using smaller targeting proteins that have an increased ability to exit the circulatory system and have binding properties designed to enable deeper penetration into targeted tumors, and we believe this will increase efficacy.

•
Ability to kill a broader array of cancer cells within a tumor. Our novel cytotoxic payloads consist of proteins rather than small molecule cytotoxic payloads. We believe the larger size of our cytotoxic protein payloads helps circumvent multi-drug resistance mechanisms that can make certain cancer cells resistant to small molecule cytotoxic payloads. By contrast to existing ADCs, which employ cytotoxic payloads that inhibit cellular replication and are effective at killing rapidly proliferating cancer cells, our cytotoxic protein payloads inhibit protein synthesis and are designed to kill not only rapidly proliferating, but also slowly growing cancer cells including tumor progenitor cells/cancer stem-like cells.

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

•
Utilize a simpler and more efficient manufacturing process. Our proprietary recombinant one-step manufacturing process creates a homogeneous product that we believe will improve efficacy and result in lower manufacturing costs.

Our Strategy
We are committed to designing, engineering, developing and commercializing TPTs to identify and address oncology indications that suffer from a high unmet medical need. The key elements of our strategy are as follows:

•
Rapidly advance Vicinium through clinical development and obtain regulatory approval. Based upon our September 2014 end of Phase 2 meeting with the FDA, in the third quarter of 2015, we, through our subsidiary Viventia, commenced an open-label, non-randomized Phase 3 clinical trial of Vicinium in subjects with high-grade NMIBC in the United States and Canada. In November 2016, the FDA issued draft guidance regarding appropriate clinical trial design for new drugs and biologics for BCG-unresponsive NMIBC, including the use of single-arm studies. The FDA finalized this guidance in February 2018 and retained many of the recommendations from the 2016 draft guidance regarding clinical trial design, including the use of single-arm studies. We believe that our Phase 3 clinical trial design is consistent with these aspects of the FDA’s guidance. We completed enrollment of this Phase 3 clinical trial in March 2018 and anticipate reporting topline three-month data in mid-2018 and topline twelve-month data in the second quarter of 2019. If this Phase 3 clinical trial is successful, we intend to pursue regulatory approval initially in the United States and Canada. Assuming that we receive positive data in our Phase 3 clinical trial, we intend to initiate discussions with the European Medicines Agency, or EMA, regarding a regulatory pathway for European Union, or E.U., approval.

•
Explore opportunities in combination therapies. We plan to continue discussions with potential partners that utilize technologies whose mechanism of action could be complementary to our TPT platform. These technologies include, but are not limited to, checkpoint inhibitors, immune modulators and other immuno-oncology agents. In June 2017, we entered into a CRADA with the NCI for the development of Vicinium in combination with AstraZeneca’s immune checkpoint inhibitor, durvalumab, for the treatment of NMIBC. Under the terms of the CRADA, the NCI will conduct a Phase 1 clinical trial in subjects with high-grade NMIBC to evaluate the safety, efficacy and biological correlates of Vicinium in combination with durvalumab. This Phase 1 trial is open and actively recruiting subjects.

•
Advance Proxinium through clinical development and obtain regulatory approval. We intend to initiate a Phase 1/2a clinical trial that will explore the potential of Proxinium in combination with a checkpoint inhibitor. We anticipate that the Phase 1/2a clinical trial will explore the potential for Proxinium, due to its potential immunogenic effect, to enhance checkpoint inhibitors in combination therapy for the treatment of EpCAM-expressing SCCHN.

•
Advance our systemically-administered product candidate, VB6-845d. In April 2016, we submitted an IND to the FDA in preparation of initiating a Phase 1/2 clinical trial of VB6-845d in subjects with EpCAM-positive cancers in the United States. The IND was withdrawn in July 2016 after we received initial feedback from the FDA indicating that they had identified hold and non-hold deficiencies that needed to be addressed. In December 2016, we submitted a request for a pre-IND meeting to seek input on the manufacturing, nonclinical and clinical plans for VB6-845d prior to resubmitting an IND. In February 2017, the FDA provided guidance on our manufacturing and nonclinical plans for VB6-845d. Based on this guidance, we are performing additional studies to support an updated IND submission. We believe that the deBouganin payload in VB6-845d may enhance the action of checkpoint inhibitors as a result of the promotion of a local tumor immune response following the death of cancer cells.

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

•
Maximize the commercial value of our product candidates. We maintain global development, marketing and commercialization rights for all of our TPT-based product candidates. If we obtain regulatory approval for Vicinium in high-grade NMIBC, we may build a North American specialty urology sales force to market the product in the United States and Canada or seek commercialization partners. Outside the United States and Canada, we will seek commercialization partners with urology expertise. If we obtain regulatory approval for our other product candidates, including Proxinium, we may seek partners with oncology expertise in order to maximize the commercial value of each asset or a portfolio of assets.
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
Roche paid an upfront license fee of $7.5 million and a $22.5 million milestone payment as a result of the IND application for EBI-031 becoming effective. Roche has also agreed to pay up to an additional $240.0 million upon the achievement of specified regulatory, development and commercial milestones. In addition, we are entitled to receive royalty payments in accordance with a tiered royalty rate scale, with rates ranging from 7.5% to 15% for net sales of potential future products containing EBI-031 and up to 50% of these rates for net sales of potential future products containing other IL-6 compounds, with each of the royalties subject to reduction under certain circumstances and to the buy-out options of Roche.
Our Product Pipeline
At this time we are focused exclusively on the clinical development of Vicinium and have deferred further development of our other product candidates. The following table sets forth our current development stage programs:

Vicinium
Overview
Our most advanced locally-administered product candidate, Vicinium, is being developed for the treatment of high-grade NMIBC in subjects who have previously received two courses of BCG and whose disease is now BCG-unresponsive. Vicinium is administered by intravesical administration directly into the bladder. Vicinium utilizes an immunogenic cytotoxic protein payload that is a truncated form of ETA produced by the bacterial species, Pseudomonas. Vicinium also includes an anti-EpCAM ScFv targeting moiety that is required to deliver the ETA into EpCAM-expressing cancer cells. The toxicity to non-cancerous bladder cells is minimized due to their not having EpCAM over-expressed on their surface.
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
Based upon our September 2014 end of Phase 2 meeting with the FDA, we, through our subsidiary Viventia, commenced an open-label, non-randomized Phase 3 clinical trial of Vicinium in subjects with high-grade NMIBC who have received two courses of BCG, and whose disease is now BCG-unresponsive, and for whom the current standard of care is the surgical removal of their bladder, or a radical cystectomy, in the third quarter of 2015 in the United States and Canada. Based on safety and efficacy data observed with the longer 12-week induction in our Phase 2 clinical trial, the FDA agreed to our plan to employ more frequent dosing in our Phase 3 clinical trial, in which the primary end points are CR and duration of response, or DoR, in subjects with carcinoma in situ, or CIS, whose disease is BCG-unresponsive. In November 2016, the FDA issued draft guidance regarding appropriate clinical trial design for new drugs and biologics for BCG-unresponsive NMIBC, including the use of single-arm studies. The FDA finalized this guidance in February 2018 and retained many of the recommendations from the 2016 draft guidance regarding clinical trial design, including the use of single-arm studies. We completed enrollment in this clinical trial in March 2018 and anticipate reporting topline three-month data in mid-2018 and topline twelve-month data in the second quarter of 2019. If this Phase 3 clinical trial is successful, we intend to initially pursue regulatory approval in the United States and Canada.
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
Overall, we believe that our efficacy and safety data support the continued clinical development of Vicinium to fulfill a significant unmet medical need in subjects with high-grade NMIBC. Because Vicinium contains ETA, an immunogenic cytotoxic payload that elicits an anti-ETA immune response, we believe the local administration of Vicinium may amplify the local host immune response within the tumor environment killing bladder cancer cells through an Immunogenic Cell Death, or ICD, mechanism. In addition, we believe that this ICD response, which potentiates host immune responses against neoantigens present on the cancer cells, can lead to a heightened host immune response against their own tumor and potentially complement checkpoint inhibitor therapies.
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

There are three forms of high-grade NMIBC, which are Ta, a papillary tumor in the innermost layer of the bladder lining, T1, a papillary tumor that has started to grow into the connective tissue beneath the bladder lining, and CIS, flat lesions of the transitional cell lining of the bladder. Papillary tumors are generally low-grade with low risk of progression, although about two to nine percent are high-grade, with a moderately high risk of progression to muscle-invasive bladder cancer. CIS tumors are always high-grade, with a worse prognosis than papillary tumors. CIS tumors appear irregular and abnormal under a microscope and the tumors are more aggressive, with a high probability of progression to muscle-invasive disease. Furthermore, the incidence of CIS in conjunction with Ta or T1 tumors results in a higher risk of recurrence and progression. About 75% to 85% of bladder cancers are non-muscle invasive. Of these, Ta tumors account for about 57% to 70%, CIS accounts for about 5% to 13% and T1 tumors account for about 20% to 30%.
Bladder cancer is the ninth most common cancer diagnosed worldwide and the second most common malignancy of the genitourinary system. There were an estimated 430,000 new cases of bladder cancer diagnosed in 2012 and 165,000 deaths worldwide. The global prevalence of bladder cancer is estimated at 2.7 million individuals. The American Cancer Society estimated that approximately 79,000 new cases of bladder cancer would be diagnosed in 2017 and there would be approximately 16,870 deaths due to bladder cancer in the United States during 2017. Based on a 2010 estimate prepared using Medicare data from the Surveillance, Epidemiology, and End Results program, among cancers in the United States, bladder cancer has the highest per-patient treatment costs, with an estimated overall cost of $3.9 billion annually. In the United States, bladder cancer has the highest overall cost among the elderly. Based on our assessment of the market, the treatment paradigm has remained the same since those figures were generated and we believe the cost of care has increased.
NMIBC makes up 75% to 85% of all bladder cancers. The high recurrence rate and ongoing invasive monitoring requirement of bladder cancers are the key contributors to the economic and human toll of this disease. Bladder cancer occurs predominantly in older patients (about nine of the 10 people with bladder cancer are over the age of 55 years). The median age at diagnosis is approximately 73 years. Overall, the five year survival rate for bladder cancer in the United States is 77%. While the five year survival rates are 98% for stage zero and 88% for stage one NMIBC, once the cancer becomes invasive, the rates drop dramatically with five year survival rates of 63%, 46% and 15% for stage two, three and four muscle invasive bladder cancers, respectively. We are targeting subjects with BCG-unresponsive high-grade NMIBC. Our initial target market includes the approximately 25,000 patients diagnosed annually, as well as the patients who have previously failed BCG and have refused cystectomy. We would expect that, if Vicinium is approved by the FDA, patients would receive treatment until the earlier of 2 years and disease recurrence.
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
For patients who received BCG, and whose disease is now BCG-unresponsive, radical cystectomy is recommended due to the risk of progression to muscle invasive disease, which greatly reduces a patient’s prognosis. Radical cystectomy is a complex surgery associated with a significant morbidity rate of 28% to 45% and a mortality rate of 8% within six months of surgery. The surgery also entails a number of short-term risks including bleeding and/or clots, infections, bowel obstruction, bowel perforation, peritonitis and injury to the urethra. More than 25% of radical cystectomy patients require readmission for surgery-related complications within 90 days following surgery, and 34% require emergency room visits. The impact of radical cystectomy is life-altering, with major lifestyle changes, including incontinence and sexual dysfunction, and daily issues related to management of the external bag for urine collection.
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
Vicinium Phase 3 clinical trial development plan
Based upon our September 2014 end of Phase 2 meeting with the FDA, we, through our subsidiary Viventia, commenced an open-label, non-randomized Phase 3 clinical trial of Vicinium in subjects with high-grade NMIBC who have received two courses of BCG, and whose disease is now BCG-unresponsive, and for whom the current standard of care is the surgical removal of their bladder, or a radical cystectomy, in the third quarter of 2015 in the United States and Canada. Based on safety and efficacy data observed with the longer 12-week induction in our Phase 2 clinical trial, the FDA agreed to our plan to employ more frequent dosing in our Phase 3 clinical trial, in which the primary end points are CR and DoR in subjects with CIS whose disease is BCG-unresponsive. In November 2016, the FDA provided draft guidance regarding appropriate clinical trial design for new therapies for NMIBC, including the use of single-arm studies, and we believe that our Phase 3 clinical trial design is consistent with the FDA’s draft guidance. We completed enrollment in this clinical trial in March 2018 and anticipate reporting three-month topline data in mid-2018 and topline twelve-month data in the second quarter of 2019. If this Phase 3 clinical trial is successful, we intend to initially pursue regulatory approval in the United States and Canada.
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
Our Phase 3 clinical trial protocol is as follows:

Dose	30 mg of Vicinium (in 50 mL of saline)
Estimated total enrollment	Approximately 134 subjects, including 77 CIS subjects whose disease is refractory to or relapsed within 6 months of the last dose of adequate BCG treatment
Primary endpoint	•
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

Proxinium
Overview
Our second most advanced locally-administered product candidate, Proxinium, is being developed as a treatment for subjects with recurrent or metastatic EpCAM-expressing SCCHN who have received at least one prior platinum-based chemotherapy regimen with recurrent, locally advanced or metastatic EpCAM-expressing SCCHN. Proxinium utilizes an immunogenic cytotoxic protein payload that is a truncated form of ETA produced by the bacterial, Pseudomonas, and is designed to target EpCAM-positive cancer cells, while minimizing toxicity to non-cancerous cells. Proxinium is administered via injection directly into the targeted tumor, or intratumoral injection. Proxinium has received Orphan Drug Designation from the FDA and the EMA and Fast Track designation from the FDA.
In our two Phase 1 clinical trials, subjects treated with Proxinium had demonstrated antiitumor activity in 53% of evaluable subjects with EpCAM-expressing tumors as assessed by the investigators’ clinical measurements, the investigators' overall assessment including qualitative changes, and assessment of available radiologic data. In addition, three out of the four subjects with complete responses of injected tumors had regression or complete resolution of adjacent non injected lesions. In a Phase 2 clinical trial, we observed tumor shrinkage in 10 of the 14 evaluable subjects (71.4%). Combined results from two Phase 1 clinical trials encompassing 44 subjects have shown complete resolution or reduction in size of injected tumors in 16 of the 30 evaluable EpCAM-positive subjects (53.3%). An additional 27% of evaluable subjects had stable disease and, therefore, the results indicate an overall tumor control rate of approximately 80%. Proxinium was generally well-tolerated during the clinical trials. Dose-limiting toxicity in the Phase 1 clinical trials was transaminase elevation in liver enzymes.
In our clinical trials involving Proxinium, we have also observed some stabilization, partial reduction and complete resolution of non-injected tumors. We believe that TPT mediated killing of cancer cells occurs via a mechanism known as ICD, which is known to enhance the presentation of neoantigens to the immune system. We believe that this, combined with the immunogenic nature of our cytotoxic protein payload creates a heightened immune response, wherein naive cytotoxic T cells are stimulated by antigen presenting cells, such as dendritic cells, presenting tumor cell surface antigens following the death of cancer cells. We believe that this anti-tumor response may complement checkpoint inhibitor therapies.
We intend to initiate a Phase 1/2a clinical trial that will explore the potential of Proxinium in combination with a checkpoint inhibitor for the treatment of SCCHN and are actively seeking partners for a combination program. We anticipate that the Phase 1/2a clinical trial will explore the potential for Proxinium, due to its potential immunogenic effect, to enhance checkpoint inhibitors in combination therapy for the treatment of SCCHN. We will be measuring both the objective response rates and immune response biomarkers in a Phase 1/2a clinical trial. Should a trial yield encouraging results and we are able to secure additional funding, we will move into later stage trials.
During a Type C meeting with FDA in 2007, the FDA noted that approval of a companion diagnostic for EpCAM expression would need to coincide with Proxinium approval. During the clinical evaluation of Proxinium, we developed an immunohistochemical test to determine whether clinical trial subjects are EpCAM-positive. Internal examination from head and neck cancer subjects showed that our EpCAM antibody bound to 84% of all subject samples. We intend to seek the FDA’s input as to whether this immunohistochemical test satisfies the FDA’s request for a companion diagnostic for EpCAM expression and whether we will need to submit this test for pre-market approval as a companion diagnostic in conjunction with Proxinium.
Overall, we believe that our efficacy and safety data support the continued clinical development of Proxinium to fulfill a significant unmet medical need in subjects with recurrent, locally advanced or metastatic EpCAM-expressing SCCHN.
We believe the local administration of Proxinium mediates ICD of cancer cells leading to the release of tumor-specific neoantigens and attracting/activating cells of the host immune system. Further, Proxinium, like Vicinium, contains ETA, an immunogenic cytotoxic payload. The local activation of an anti-ETA response may further heighten the local immune response. We also believe that the effect of checkpoint inhibitors may be enhanced if they are used in combination with Proxinium due to its potential immunogenic effect.
We have deferred further development of Proxinium in order to focus our efforts and our resources on our ongoing development of Vicinium. We are also exploring collaborations for Proxinium.
We own or exclusively license worldwide rights to our Proxinium intellectual property portfolio that provide unextended patent term until 2024 and, if our pending composition of matter patent applications for Proxinium are granted, until at least 2036. See ‘‘Business-Intellectual Property’’ for additional details.

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
There are approximately 650,000 new cases annually and nearly 350,000 deaths due to head and neck cancer. In head and neck cancer, approximately 40% to 60% of deaths result from local or regional disease. The American Cancer Society estimates that there will be approximately 64,690 new cases of head and neck cancers in the United States in 2018, of which 51,540 cases would be attributed to cancers of the oral cavity and pharynx and 13,150 cases would be attributed to cancer of the larynx, and 13,740 deaths. Most of head and neck cancers are biologically similar with more than 90% being squamous cell carcinomas that commonly originate in the epithelium. They are strongly associated, more so than other cancers, with certain environmental and lifestyle risk factors, and worldwide incidence exceeds 650,000 cases annually.
New treatment modalities have been undermined by the approximately 10% to 25% of cured patients who subsequently develop second primary tumors due to field cancerization. These second primary tumors are one of the leading factors in the 40% to 50% five year survival rate. Based on our immunohistochemical test used during our clinical trials of Proxinium, we believe that approximately 84% of late-stage SCCHN are EpCAM-positive. We are initially developing Proxinium to potentially address late-stage SCCHN. We would expect that, if Proxinium is approved by the FDA, patients would receive treatment until disease progression.
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

Clinical trials and pre-clinical studies
Pre-clinical studies. Pre-clinical data from in vitro and in vivo studies of Proxinium have demonstrated the potential to be safe in humans and to have clinical activity. In vitro pharmacology studies have demonstrated that Proxinium exhibits potent cytotoxicity against numerous EpCAM-positive cell lines, including SCCHN, bladder tumor and prostate tumor cell lines. Proxinium has also demonstrated anti-tumor activity in several human tumor xenograft animal models expressing EpCAM, including those derived from human squamous cell carcinomas and in a lung cancer subject derived xenograft, or PDX, model. In the PDX model, mice engrafted with human bone marrow cells were each implanted with two subcutaneous EpCAM-positive human PDX tumors. Tumor-bearing animals were treated with Proxinium alone in one tumor, an anti-PD-1 checkpoint inhibitor alone given systemically, or a combination of the two. Intratumoral injection of Proxinium into the tumor xenograft located on one side of the animal was able to block the growth of the tumor while also having a quantifiable anti-tumor effect on the uninjected tumor on the opposite flank. In contrast, the checkpoint inhibitor alone had little effect on tumor growth but appeared to amplify Proxinium’s activity on the uninjected tumor.

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
Further, synergistic and additive effects were observed in these in vitro pharmacology studies with Proxinium in combination with various anti-cancer agents, as well as with radiation therapy. Toxicological studies in Sprague-Dawley rats showed no clear evidence of systemic toxicity whether given via intradermal or subcutaneous injection. The only dose-related reactions were at the injection site with most lesions resolving by the end of the observation period. Plasma concentrations of animals in a seven-day toxicology study conducted in Sprague-Dawley rats were 50 ng/mL at four hours after squamous cell injection and approximately 1,000 ng/mL at 10 minutes following intravenous injection on day one. These blood levels were approximately 5- and 100-fold higher, respectively, than the mean Cmax measured in subjects administered 700 mg weekly for four weeks (10,936 pg/mL) through the intratumoral route. In in vivo pharmacology studies in human tumor xenograft mouse models, we observed evidence of tumor growth suppression.
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
Second Phase 1 clinical trial. We initiated a second open-label, dose-escalating Phase 1 clinical trial of Proxinium in June 2004 at four sites in Brazil. We enrolled 20 subjects with late-stage SCCHN. All of the subjects enrolled in this Phase 1 clinical trial had undergone prior radiation therapy, with a majority having completed at least one chemotherapy cycle. Eighteen of the 20 subjects (90%) tested positive for EpCAM, of which two subjects were non-clinically evaluable. Preliminary efficacy data indicated 14 of the 16 evaluable EpCAM-positive subjects (87.5%) had either a ‘‘complete resolution,’’ ‘‘response,’’ or ‘‘stable’’ disease of injected tumors following Proxinium treatment, with 25% of subjects achieving a ‘‘complete response’’ of the injected tumor. The second Phase 1 clinical trial was designed to determine the maximum tolerated dose and the recommended Phase 2 dose. Secondary objectives included evaluation of safety, tolerability, PK profile and efficacy endpoints.
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
An example of a ‘‘complete’’ response obtained in a Proxinium injected tumor in the second Phase 1 clinical trial can be seen in FIGURE 1, FIGURE 2, FIGURE 3 and FIGURE 4 below:

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
Targeted tumor responses in FIGURE 5 below were categorized as ‘‘complete,’’ ‘‘partial,’’ ‘‘stable,’’ or ‘‘progressive’’ disease. A ‘‘complete’’ response was defined as radiographically confirmed complete disappearance of disease, ‘‘partial’’ response as a 50% or more decrease of the sum of the product of the bidimensional measurements as compared to baseline, and ‘‘progressive’’ disease as at least a 25% increase in the sum of the products of the bidimensional measurements compared to the radiographic nadir, when the sum at baseline was greater than four cm2 or at least a 50% increase of the sum of the product(s) of the bidimensional measurements compared to the radiographic nadir, when the sum at baseline was less than or equal to four cm2. ‘‘Stable’’ disease was defined as the response when neither the complete response, partial response nor the progressive disease criteria were met.

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
Proxinium Proposed Phase 1/2a Clinical Trial Plan
We intend to initiate a Phase 1/2a clinical trial that will explore the potential of Proxinium in combination with a checkpoint inhibitor and are actively seeking partners for a combination program. We anticipate that the Phase 1/2a clinical trial will explore the potential for Proxinium, due to its potential immunogenic effect, to enhance checkpoint inhibitors in combination therapy for the treatment of SCCHN.
Overall, we believe that our efficacy and safety data support the continued clinical development of Proxinium to fulfill a significant unmet medical need in subjects with late-stage SCCHN.
We have deferred further development of Proxinium in order to focus our efforts and our resources on our ongoing development of Vicinium. We are also exploring collaborations for Proxinium.
Potential future indications
Based on the safety and efficacy data in our two Phase 1 clinical trials, our Phase 2 clinical trial and our previous partially completed Phase 3 clinical trial of Proxinium, we also believe that there are several other potential applications for Proxinium that we may elect to pursue, including colon, thyroid and prostate cancers.
VB6-845d
Overview
Our lead systemically-administered product candidate, VB6-845d, is being developed as a treatment for multiple types of EpCAM-positive solid tumors. VB6-845d is a TPT consisting of an EpCAM targeting Fab genetically linked to deBouganin, which is administered by intravenous infusion. EpCAM is over-expressed on the cell surface of many solid tumors, including breast, colorectal, gastric, lung, ovarian and prostate. EpCAM overexpression has been shown to be involved in promoting malignant progression. In addition, EpCAM overexpression is associated with increased tumor grade, disease progression, increased proliferative phenotypes and diminished survival. EpCAM is also a cancer stem cell marker. A Phase 1 clinical trial conducted with VB6-845, the prior version of VB6-845d, revealed no clinically relevant immune response to the deBouganin payload, and five of seven subjects (71.4%) maintained stable disease (meaning no change in tumor size from baseline) after one completed cycle of treatment (four weeks) two subjects had decreases in target tumor size, and one subject who continued treatment through a third cycle (12 weeks) maintained stable disease. Interim safety data from our Phase 1 clinical trial was consistent with expectations for the study population of subjects with advanced solid tumors and the anticipated effects of targeted biological therapies containing immunogenic sequences.
Based upon the hypersensitivity reactions seen in our Phase 1 clinical trial conducted in Russia and in the country of Georgia, we de-immunized the Fab portion of VB6-845 to create VB6-845d. In April 2016, we submitted an IND to the FDA in preparation of initiating a Phase 1/2 clinical trial of VB6-845d in subjects with EpCAM-positive cancers in the United States. The IND was withdrawn in July 2016 after we received initial feedback from the FDA indicating that they had identified hold and non-hold deficiencies that needed to be addressed. In December 2016, we submitted a request for a pre-IND meeting to seek input on the manufacturing, nonclinical and clinical plans for VB6-845d prior to resubmitting an IND. In February 2017, the FDA provided guidance on our manufacturing and nonclinical plans for VB6-845d. Based on this guidance, we are performing additional studies and we plan on submitting an updated IND, once funding or a partner is secured for this program.
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
We have deferred further development of VB6-845d in order to focus our efforts and our resources on our ongoing development of Vicinium. We are also exploring collaborations for VB6-845d.
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

Successful de-immunization of VB6-845 Fab to create VB6-845d

% positive-donors
100
95
30
25
20
15
10
5
0
845 Fab
22%
845d Fab
4%
<10% = low
immunogenic
potential

Safety data. We believe that the interim safety data from the 15 subjects in our Phase 1 clinical trial support further development of VB6-845d. There were no Grade 5 serious adverse events that were considered by the clinical investigator to be related to VB6-845. The Grade 3 and Grade 4 serious adverse events that were reported in the Phase 1 clinical trial of VB6-845 and considered to be possibly, probably or definitely related to treatment, consisting of an infusion related reaction and an infusion site reaction that are consistent with the immunogenic nature of the Fab fragment. The subject’s condition improved and the event was considered to be resolved one day after onset without any further clinical concerns. The subject with the infusion related reaction was discontinued from the Phase 1 clinical trial in accordance with the protocol treatment stopping criteria defined for Grade 4 serious adverse events. The adverse event data reported for the subjects at the time the Phase 1 clinical trial was terminated was based upon interim data.
VB6-845d Phase1/2 clinical trial development plan
In April 2016, we submitted an IND to the FDA in preparation of initiating a Phase 1/2 clinical trial of VB6-845d in subjects with EpCAM-positive cancers in the United States. The IND was withdrawn in July 2016 after we received initial feedback from the FDA indicating that they had identified hold and non-hold deficiencies that needed to be addressed. In December 2016, we submitted a request for a pre-IND meeting to seek input on the manufacturing, nonclinical and clinical plans for VB6-845d prior to resubmitting an IND. In February 2017, the FDA provided guidance on our manufacturing and nonclinical plans for VB6-845d. Based on this guidance, we are performing additional studies and plan on submitting an updated IND.
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
Intellectual property
We currently own or exclusively license approximately 17 families of patents and applications, which generally relate to our TPT-based product candidates and evolving our platform of targeting agents, cytotoxins (such as deBouganin) and linker technologies. As our product candidates evolve through clinical development, we continue to monitor advancements and bolster patent coverage with the goal of attaining durable patent protection for at least 15 years from product launch. In addition, we may prepare and file a number of additional applications around our platform technology, including our various targeting agents, cytotoxins, and linkers that, if issued, would expire in 2038 and beyond.
Product Candidates-Vicinium and Proxinium

We exclusively license two families (70 patents and 3 applications) from the University of Zurich, or Zurich, which, among other things, include composition of matter claims directed to EpCAM antibody chimeras, EpCAM antibody chimera-cytotoxin conjugates, and their potential use in treating bladder and head and neck cancer. These families claim all or portions of Vicinium and Proxinium, as well as certain of their respective indications under clinical development. The first family includes composition of matter claims directed to the EpCAM antibody chimeras that are used in Vicinium and Proxinium. The first family consists of 21 patents in the United States, Canada, Europe and Japan, which expire in April 2020, subject to any applicable patent term adjustment or extension that may be available on a jurisdictional basis. The second family includes claims directed to the use of Vicinium and Proxinium in the treatment of bladder and head and neck cancer, respectively, and consists of 49 issued patents in the United States, Europe, Canada, China, Israel and Japan and pending applications in the United States, Canada, and Hong Kong. The expiry date of the patents in this family is April 2024, subject to any applicable patent term adjustment or extension that may be available on a jurisdictional basis.
In addition to the Zurich portfolio, we own one issued U.S. patent with composition of matter claims directed to modified nucleic acid sequences that encode Vicinium and Proxinium and are potentially useful for high expression yield of Vicinium and Proxinium. The expiry date of this patent is in February 2029, subject to any applicable patent term extension that may be available on a jurisdictional basis. In addition, we have filed and may prepare and file a number of additional patent applications with claims around composition of matter, manufacturing and purification methods, medical applications, and various uses of our various product candidates that, if issued, would expire in 2036 and beyond.
Bouganin and deBouganin family
We exclusively license a family of patents and applications licensed from Merck KGaA, or Merck, which include claims directed to, among other things, modified de-immunized bouganin protein, EpCAM antibody-bouganin conjugates, and use claims directed to, among other things, methods of using the same to treat various diseases, including cancer. Claims in this family may cover, among other things, both the immunoconjugate, VB6-845d, and the de-immunized bouganin cytotoxins used in our product candidates. Currently the family consists of three issued patents in the United States, as well as 30 issued patents in Australia, Canada, China, Europe, Hong Kong, India, Israel, Japan, South Korea, Mexico, New Zealand, Russia and South Africa and one pending application in Brazil. The expiry date of this family is in March 2025, subject to any applicable patent term adjustment or extension that may be available on a jurisdictional basis. We also exclusively license from Merck three additional families of patents and applications with, among other things, use claims directed to various de-immunization methodologies, which expire in May 2018, December 2018 and February 2022, subject to any applicable patent term adjustment or extension that may be available on a jurisdictional basis. In addition, we have filed and may prepare and file a number of additional patent applications with, among other things, composition of matter and use claims around our various product candidates that, if issued, would expire in 2036 and beyond.
We also exclusively license a family of patents directed to the unmodified bouganin cytotoxin from Protoden Technologies Inc., or Protoden, a company owned by Clairmark Investments Ltd., or Clairmark. See ‘‘See ‘‘Board Policies-Related Party Transactions’’ for additional details. The two United States patents expire in June 2018, subject to any applicable patent term adjustment or extension that may be available on a jurisdictional basis. We do not currently view these patents and applications as significant to the development and commercialization, if approved, of our product candidates.
EBI-031 and our Legacy Product Candidates
As of March 30, 2018, we owned the following families of patents and patent applications related to EBI-031 and our legacy product candidates, including EBI-005, or isunakinra. As of March 30, 2018, our patent portfolio includes the following patents and applications related to our legacy product candidates:

•	a United States, a New Zealand, Japan, Taiwan, China and a South Africa composition of matter patent covering isunakinra which expires in 2031;

•
composition-of-matter patent applications covering isunakinra in Australia, Brazil, Canada, China, Europe, Hong Kong, India, Israel, Korea, Mexico and Russia, which, if granted, are expected to expire in 2031;

•
patent applications covering the formulation of isunakinra filed in the United States, Australia, Canada, China, Europe, Hong Kong, Japan, New Zealand, Russia, and Singapore, which, if granted, are expected to expire in 2034;

•	a patent application covering the formulation of isunakinra in a blow fill seal container filed in Taiwan, which if granted, is expected to expire in 2035;

Additional families of patent applications owned by Eleven include:

•	a provisional application directed to compositions and methods for increasing the retention of therapeutic agents in the eye which, if converted and granted, is expected to expire in 2038.

•
a provisional application directed to compositions and methods for increasing the retention of anti-VEGF therapeutic agents in the eye which, if converted and granted, is expected to expire in 2038; and

•	a provisional application directed to compositions and methods for increasing the retention of RGD therapeutic agents in the eye which, if converted and granted, is expected to expire in 2038

To the best of our knowledge based on correspondence received prior to April 21, 2017, the following families are owned by Eleven, and licensed to Roche pursuant to the License Agreement dated June 10, 2016:

•
patent applications covering the IL-6 antagonistic anti-IL6 monoclonal antibodies and active fragments thereof, including IL-6 antibody EBI-029, filed in the United States, Australia, Brazil, Canada, China, Europe, Hong Kong, India, Israel, Japan, Korea, Mexico, New Zealand, Russia, Singapore, and South Africa, and, if granted, are expected to expire in 2033;

•
patent applications covering IL-6 antagonistic anti-IL6 monoclonal antibodies and active fragments thereof, including the IL-6 antibody EBI-031, having a pending PCT application and applications pending or to be filed in Algeria, Australia, Bahrain, Brazil, Canada, Chile, Colombia, Costa Rica, Egypt, Europe (to be filed), India, Israel, Korea, Malaysia, Mexico, Morocco, New Zealand, Oman, Philippines, Qatar, Russian Federation, Saudi Arabia, Singapore, South Africa, Thailand, Ukraine, United Arab Emirates, and Vietnam, and, if granted are expected to expire in 2035; and

•
a PCT Application and an Argentine application each corresponding to a United States provisional application covering the IL-6 antibody EBI-031 formulation, which if granted, are expected to expire in 2036.

License Agreements
License agreement with The University of Zurich
Overview and exclusivity. We have a license agreement with Zurich, which grants us exclusive rights, with the right to sublicense, to make, have made, use, and sell under certain patents primarily directed to our targeting agent, including EpCAM chimera, and related immunoconjugates and methods of use and manufacture of the same. These patents cover some key aspects of our product candidates Vicinium and Proxinium. Under the terms of the agreement, we may be obligated to pay $750,000 in milestone payments, for the first product candidate that achieves applicable clinical development milestones. Based on current clinical status, we anticipate that these milestones may be triggered by Vicinium’s clinical development pathway. As part of the consideration, we will also be obligated to pay a 4% royalty on the net product sales for products covered by or manufactured using a method covered by a valid claim in the Zurich patent rights. We have the right to reduce the obligation to pay royalties in a particular country expires upon the expiration or termination of the last of the Zurich patent rights that covers the manufacture, use or sale of a product. There is no obligation to pay royalties in a country if there is no valid claim that covers the product or a method of manufacturing the product. As of the date of this Annual Report on Form 10-K, aggregate license fees of $250,000 have been paid to Zurich by Viventia prior to our acquisition of Viventia. There were no payment made for the year ended December 31, 2017.
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
License Agreement with Merck KGaA
Overview and exclusivity. In March 2004, we entered into an exclusive license agreement with Biovation Limited, subsequently acquired by Merck, which was subsequently amended and restated in October 2015. Pursuant to the agreement, we were granted an exclusive license, with the right to sublicense, under certain patents and technology relating to the de-immunization of our cytotoxin Bouganin for therapeutic and in vivo diagnostic purposes in humans. The de-immunized cytotoxin is known as deBouganin, and has been incorporated into our product candidate, VB6-845d. We have the worldwide exclusive right, with the right to sublicense, under the licensed patents and technology to, among other things, make, have made, use or sell products incorporating deBouganin.
As of the date of this Annual Report on Form 10-K, aggregate license fees of $225,000 have been paid to Merck by Viventia prior to our acquisition of Viventia. There were no payments made for the year ended December 31, 2017. Under the agreement, we may be obligated to pay certain clinical development and regulatory milestones for each ‘‘licensed product’’: (A) $2,000,000 upon the start of the first Phase 3 clinical trial for a licensed product; (B) $2,000,000 upon submission of the first BLA for a licensed product; (C) $2,000,000 upon the approval of the first BLA in certain countries for a licensed product and $1,000,000 upon each of the second and third approvals of a BLA in certain additional countries for the same licensed product (total of $4,000,000); and (D) $2,000,000 upon the approval of the second BLA in certain countries for a licensed product; and $1,000,000 upon each of the second and third approvals of the second BLA in certain additional countries for the same licensed product (total of $4,000,000). As part of the consideration, we are obligated to pay a 1.5% royalty on the net product sales up to $150,000,000 and a 2% royalty on the net product sales above such amount.
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
Manufacturing
We maintain an approximately 31,400 square foot manufacturing, laboratory, warehouse and office facility in Winnipeg, Manitoba, Canada. We have three 15 liter fermentors, one 150 liter fermentor, one 500 liter fermentor and one 1,500 liter fermentor. Our classified fermentation suite and post-production processing capabilities were dedicated to producing our pre-clinical study and clinical trial batches. In September 2017, we completed the manufacturing of all Vicinium necessary for our ongoing Phase 3 registration trial in patients with NMIBC, and for our CRADA with the NCI. In conjunction with this achievement, we are ending our large-scale manufacturing activities and redirecting resources toward completing our Phase 3 trial. In the event we obtain approval from the FDA to market any of our product candidates, we will need to outsource our commercial scale manufacturing to contract manufacturing organizations, or CMOs. We are currently in the process of identifying a CMO and evaluating the manufacturing technology transfer process to that CMO.
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
Competition
The pharmaceutical industry is highly competitive, subject to rapid and significant technological change and has a strong emphasis on developing proprietary products. While we believe that our next generation TPT platform, knowledge, experience and scientific resources provide us with competitive advantages, we face competition from both large and small pharmaceutical and biotechnology companies, academic institutions and other research organizations; specifically with companies, institutions and organizations that are actively researching and developing products that attach proprietary cell-killing payloads to antibodies for targeted delivery to cancer cells. Our competitors include, but are not limited to:

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
U.S. Government Regulation
In the United States, drug products are regulated by the FDA under the FDCA and other laws, including, in the case of biologics, the PHSA. Drug products are also subject to other federal, state and local statutes and regulations. A failure to comply with any applicable requirements during the product development, approval, or post-approval periods may lead to administrative or judicial sanctions, including, among other things, the imposition by the FDA or an institutional review board, or IRB, of a hold on clinical trials, refusal to approve pending marketing applications or supplements, withdrawal of approval, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, or administrative, civil and/or criminal investigation, penalties or prosecution.
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
Pre-clinical studies
Pre-clinical studies include laboratory evaluation of product chemistry, formulation and toxicity, as well as animal studies to assess the characteristics and potential safety and efficacy of the product candidate. The conduct of the pre-clinical studies must comply with federal regulations and requirements, including, as applicable, GLP and the Animal Welfare Act. The results of the pre-clinical studies, together with manufacturing information and analytical data, are submitted to the FDA as part of an IND. The FDA evaluates the IND to determine whether there is an adequate basis for starting the drug in initial clinical studies, and the IND must become effective before human clinical trials may be commenced. Additional pre-clinical studies may continue after the IND is submitted. A 30-day waiting period after the submission of each IND is required prior to the commencement of clinical testing in humans. If during this 30-day period the FDA does not raise any concerns or issues that must be addressed prior to the commencement of clinical trials or does not impose a clinical hold, the IND becomes effective 30 days following the FDA’s receipt of the IND and the clinical trial proposed in the IND may begin.
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

The decision to suspend or terminate development of a product candidate may be made by either a health authority body, such as the FDA, by an IRB, or by a company for various reasons and during any phase of clinical trials. The FDA may order the temporary, or permanent, discontinuation of a clinical trial at any time, or impose other sanctions, if it believes that the clinical trial either is not being conducted in accordance with FDA requirements or presents an unacceptable risk to the clinical trial subjects. In some cases, clinical trials are overseen by a DSMB, which is an independent group of qualified experts organized by the trial sponsor to evaluate at designated points in time whether or not a trial may move forward and/or should be modified. These decisions are based on unblinded access to data from the ongoing trial and generally involve determinations regarding the benefit-risk ratio for study subjects and the scientific integrity and validity of the clinical trial.
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
Biologics License Applications
In order to obtain approval to market a biologic in the United States, a marketing application must be submitted to the FDA that provides data establishing the safety and effectiveness of the product candidate for the proposed indication. The application includes all relevant data available from pertinent pre-clinical studies and clinical trials, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s chemistry, manufacturing, controls and proposed labeling, among other things. Data can come from company-sponsored clinical trials intended to test the safety and effectiveness of a product candidate, or from a number of alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and effectiveness of the product candidate to the satisfaction of the FDA. For example, in November 2016, the FDA issued a draft guidance document on developing new drugs and biologics for treating BCG-unresponsive NMIBC, and finalized this guidance in February 2018. Our BLA for Vicinium may have to meet the expectations set forth in this guidance document to obtain approval.
Under the Prescription Drug User Fee Act, or PDUFA, as amended, the fees payable to the FDA for reviewing an original BLA, as well as annual program fees for approved products, can be substantial, subject to certain limited deferrals, waivers and reductions that may be available. The FDA has 60 days from receipt of a BLA to determine whether the application will be accepted for filing based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. The FDA may refuse to accept for filing any BLA that it deems incomplete or not properly reviewable at the time of submission, in which case the BLA will have to be updated and resubmitted. The FDA’s PDUFA review goal is to review 90% of priority BLA applications and original efficacy supplements within six months of filing and 90% of standard applications and original efficacy supplements within 10 months of filing, whereupon a decision is to be made, but the FDA can and frequently does extend this review timeline to consider certain later-submitted information or information intended to clarify or supplement information provided in the initial submission. The FDA may not complete its review or approve a BLA within these established goal review times. The FDA reviews the BLA to determine, among other things, whether the proposed product is safe, pure, and potent for its intended use, and whether the product is being manufactured in compliance with cGMP. The FDA may also refer applications for novel product candidates which present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.
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
After the FDA evaluates the BLA and the manufacturing facilities, it issues either an approval letter or a complete response letter. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. If and when those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the BLA, the FDA may issue an approval letter. The FDA’s PDUFA review goal to review such resubmissions is two or six months depending on the type of information included. Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval and deny approval of a resubmitted BLA. FDA approval of any application may include many delays or never be granted. An approval letter authorizes commercial marketing of the product candidate with specific prescribing information for specific indications. As a condition of BLA approval, the FDA may require a risk evaluation and mitigation strategy, or REMS, to help ensure that the benefits of the product outweigh the potential risks. REMS can include Medication Guides, communication plans for healthcare professionals, and also may include elements to assure safe use, or ETASU. ETASU can include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring, and the use of patient registries. The requirement for a REMS can materially affect the potential market and profitability of the biologic. Moreover, product approval may require substantial post-approval testing and surveillance to monitor the biologic’s safety, purity, or potency, which can be costly.
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
Biosimilars and market exclusivity
Under the Biologics Price Competition and Innovation Act of 2009, or BPCIA, the FDA can approve products that are biosimilar to (but not generic copies of) innovative biologics on the basis of less extensive data than is required by a full BLA. To be biosimilar, a biological product can have no clinically meaningful differences in safety or efficacy from the reference product. An interchangeable biosimilar product must meet additional standards for interchangeability and, if approved, may be substituted for the reference product. At this juncture, it is unclear whether any product deemed ‘‘interchangeable’’ by the FDA, in fact, will be readily substituted by pharmacies, which are governed by state pharmacy law.
After an innovator has marketed its product for four years, a manufacturer may file an application for approval of a ‘‘biosimilar’’ version of the innovator product. However, although an application for approval of a biosimilar may be filed four years after approval of the innovator product, qualified innovative biological products receive 12 years of regulatory exclusivity, meaning that the FDA may not approve a biosimilar version until 12 years after the innovative biological product was first approved by the FDA under the PHSA. The BPCIA also provides a mechanism for innovators to enforce the patents that protect innovative biological products and for biosimilar applicants to challenge the patents. Such patent litigation may begin as early as four years after the innovative biological product is first approved by the FDA. Although the patents for the reference biologic may be challenged by the biosimilar applicant during that time period pursuant to the BPCIA statutory patent challenge framework, no biosimilar or interchangeable product will be licensed by the FDA until the end of the exclusivity period. The first biologic product candidate submitted under the abbreviated approval pathway that is determined to be interchangeable with the reference product has exclusivity against any other determinations of interchangeability to the reference product for the lesser of (i) one year after first commercial marketing of the interchangeable biosimilar product, (ii) 18 months after approval of the interchangeable biosimilar product if there is no legal challenge, (iii) 18 months after the resolution in the interchangeable biosimilar product applicant’s favor of a lawsuit challenging the reference product’s patents, and (iv) 42 months after approval of the interchangeable biosimilar product if a lawsuit is ongoing within the 42-month period.

The objectives of the BPCIA are conceptually similar to those of the Hatch-Waxman Act, which established abbreviated pathways for the approval of generic drugs. The FDA has published several guidance documents providing direction on developing and obtaining approval of biosimilar product candidates. The guidance documents to date explain, among other things, that the FDA will approve a biosimilar product if there are no clinically meaningful differences between the biological product and the reference product in terms of safety, purity and potency. A determination of biosimilarity may be based upon: (1) analytical studies showing that the biological product is highly similar to, with no clinically meaningful differences from, the reference product, (2) animal studies, including toxicity assessments, and/or (3) a clinical trial or trials (including assessment of immunogenicity and PKs or pharmacodynamics) that are sufficient to demonstrate safety, purity and potency. The FDA recommends that sponsors use a stepwise approach to developing the data and information needed to support biosimiliarity. At each step, the sponsor should evaluate the extent of residual uncertainty of biosimilarity that remains and incorporate the FDA’s advice for additional studies to address remaining uncertainty. To meet the higher standard for interchangeability the sponsor must demonstrate, in addition to biosimilarity, that the proposed biological product can be expected to produce the same clinical result and, if administered more than once to any given patient, the safety risk and potential for diminished efficacy associated with switching between the proposed biological product and the reference product is not greater than continuing to use the reference product. A biological product that is determined to be interchangeable may be substituted for the reference product without the intervention of the prescribing healthcare provider. In March 2015, the FDA approved the first biosimilar product under the BPCIA, and it has approved other biosimilar products since then. If any of our product candidates is approved by the FDA, the approval of a biologic product biosimilar to one of our products could have a material impact on our business. In particular, a biosimilar could be significantly less costly to bring to market and priced significantly lower than our products, if approved by the FDA.
The ‘‘Purple Book,’’ first published by the FDA in September 2014, lists biological products, including any biosimilar and interchangeable biological products licensed by the FDA under the PHSA. The lists include the date a biological product was licensed under Section 351(a) of the PHSA and whether the FDA evaluated the biological product for reference product exclusivity under Section 351(k)(7) of the PHSA. The Purple Book will also enable a user to see whether a biological product licensed under Section 351(k) of the PHSA has been determined by the FDA to be biosimilar to or interchangeable with a reference biological product (an already-licensed FDA biological product). Biosimilar and interchangeable biological products licensed under Section 351(k) of the PHSA will be listed under the reference product to which biosimilarity or interchangeability was demonstrated.
Advertising and promotion
The FDA and other federal regulatory agencies closely regulate the marketing and promotion of biologics through standards and regulations for, among other things, direct-to-consumer advertising, communications regarding unapproved uses, industry-sponsored scientific and educational activities, and promotional activities involving the internet. A biologic cannot be commercially promoted before it is approved. After approval, promotion of a biologic can include only those claims relating to safety and effectiveness that are consistent with the labeling approved by the FDA.
Healthcare providers are permitted, however, to prescribe products for unapproved uses (also known as ‘‘off-label’’ uses) – that is, uses not approved by the FDA and therefore not described in the product’s labeling – because the FDA does not regulate the practice of medicine. However, FDA restricts manufacturers’ communications regarding unapproved uses. Broadly speaking, a manufacturer may not promote a product for an unapproved use, but may engage in non-promotional, balanced communication regarding unapproved uses under specified conditions. Failure to comply with applicable FDA requirements and restrictions in this area may subject a company to adverse publicity and enforcement action by the FDA, the Department of Justice, or the DOJ, or the Office of Inspector General of the Department of Health and Human Services, or HHS, as well as state authorities. Such enforcement action could subject a company to a range of penalties that could have a significant commercial impact, including civil and criminal fines and agreements that materially restrict the manner in which a company promotes or distributes products.
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

The manufacturing of our product candidates is required to comply with applicable FDA manufacturing requirements contained in the FDA’s cGMP regulations. Our product candidates were manufactured at our production plant in Winnipeg, Manitoba, Canada. In September 2017 we completed the manufacturing of all Vicinium necessary for our ongoing Phase 3 registration trial in patients with NMIBC, and for our CRADA with the NCI. In the event we obtain approval from the FDA to market any of our product candidates, we will need to outsource our commercial scale manufacturing to CMOs. Quality control and manufacturing procedures must continue to conform to cGMP after approval to assure and preserve the long term stability of the biological product. Biologic manufacturers and other entities involved in the manufacture and distribution of approved biologics are also required to register their establishments and list any products they make with the FDA and to comply with related requirements in certain states. The FDA and certain state agencies periodically inspect manufacturing facilities to assess compliance with cGMP, which imposes extensive procedural and substantive record keeping requirements, and other laws.
Discovery of problems with a product after approval may result in serious and extensive restrictions on a product or the manufacturer or holder of an approved BLA, as well as lead to potential market disruptions. These restrictions may include suspension of product manufacturing until the FDA is assured that quality standards can be met, continuing oversight of manufacturing by the FDA under a ‘‘consent decree,’’ which frequently includes the imposition of costs and continuing inspections over a period of many years, as well as possible withdrawal of the product from the market. Other potential consequences include interruption of production, issuance of warning letters or other enforcement letters, refusal to approve pending BLAs or supplements to approved BLAs, product seizure or detention, and injunctions or imposition of civil and/or criminal penalties.
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
Also, provided certain requirements are met, the newly implemented Certificate of Supplementary Protection regime in Canada (intended to partly compensate for time spent in research and obtaining marketing authorization) can provide for up to two years of additional protection from the expiry of a patent, for drugs containing a new medicinal ingredient, or a combination thereof, protected by an eligible patent.
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
Regulation of in vitro diagnostic medical devices in the European Union
In the E.U., companion diagnostics are regulated as in vitro diagnostic medical devices, or IVDs. Manufacturers of IVDs are required to comply with the Essential Requirements laid down in Annex I to the Directive 98/79/EC of the European Parliament and of the Council of 27 October 1998 on in vitro diagnostic medical devices, or the IVD Directive. Compliance with these requirements entitles manufacturers to affix the CE mark to their IVDs, without which they cannot be commercialized in the E.U. To demonstrate compliance with the Essential Requirements laid down in Annex I to the IVD Directive and obtain the right to affix the CE mark to the IVDs, manufacturers must undergo a conformity assessment procedure, which varies according to the type of IVDs. The IVD Directive groups IVDs into four categories based on the risks associated with relative dangers to public health and / or patient treatment by an IVD failing to perform as intended:

•	General IVDs;

•	IVDs for self-testing;

•	IVDs falling within the scope of Annex II, List A:

•	reagents and reagent products, including related calibrators and control materials, for determining the following blood groups: ABO system, rhesus (C, c, D, E, e), or anti-Kell; and

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

•	reagents and reagent products, including related calibrators and control materials, for diagnosing the following hereditary disease: phenylketonuria;

•	reagents and reagent products, including related calibrators and control materials, for determining the following human infections: cytomegalovirus, chlamydia;

•	reagents and reagent products, including related calibrators and control materials, for determining the following human leukocyte antigen tissue groups: DR, A, B;

•	reagents and reagent products, including related calibrators and control materials, for determining the following tumoral marker: prostate-specific antigen;

•	reagents and reagent products, including related calibrators, control materials and software, designed specifically for evaluating the risk of trisomy 21; and

•	the following device for self-diagnosis, including its related calibrators and control materials: device for the measurement of blood sugar.
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
The notified body would commonly audit and examine a product Technical File and the quality management system for the manufacture, design, and final inspection of a medical device before issuing a CE Certificate of Conformity demonstrating compliance with the requirements of the IVD Directive. Following the issuance of a CE Certificate of Conformity, manufacturers can draw up the Declaration of Conformity and affix the CE mark to the products covered by the CE Certificate of Conformity and the Declaration of Conformity.
In the European Union, companion diagnostics for EpCAM expression are regulated as general IVDs. The involvement of a notified body during the conformity assessment procedure is not, therefore, currently required. This situation will, however, change with the new Regulation on In Vitro Diagnostic Medical Devices, or IVDR, which will be applicable from May 26, 2022. The Regulation, which will replace the IVD Directive from May 2022, will substantially impact IVD manufacturers. In accordance with the new IVDR, companion diagnostics will be regulated as Class C IVDs and a notified body will be required to participate in the related conformity assessment procedure.
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
Proxinium has received Orphan Drug Designation from the FDA and the EMA.
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
FDA may designate a product candidate as a breakthrough therapy if it finds that the product candidate is intended, alone or in combination with one or more other product candidates or approved products, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the product candidate may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints. For product candidates designated as breakthrough therapies, more frequent interaction and communication between the FDA and the sponsor can help to identify the most efficient path for clinical development. Product candidates designated as breakthrough therapies by the FDA may also be eligible for priority review. We may apply for breakthrough therapy designation for some of our product candidates. However, even if we believe one of our product candidates meets the criteria for designation as a breakthrough therapy, the FDA may disagree and determine not to make such designation. In any event, the receipt of a breakthrough therapy designation for a product candidate may not result in a faster development process, review or approval compared to product candidates considered for approval under conventional FDA procedures and, in any event, does not assure ultimate approval by the FDA. In addition, even if one or more of our product candidates qualify as breakthrough therapies, the FDA may later decide that the product candidates no longer meet the conditions for designation.
Accelerated approval under FDA regulations allows a product designed to treat a serious or life-threatening disease or condition that provides a meaningful therapeutic advantage over available therapies to be approved on the basis of either an intermediate clinical endpoint or a surrogate endpoint that is reasonably likely to predict clinical benefit. Approvals of this kind typically include requirements for confirmatory clinical trials to be conducted with due diligence to validate the surrogate endpoint or otherwise confirm clinical benefit, and for all promotional materials to be submitted to the FDA for review prior to dissemination.
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
In the United States, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, as amended by the Health Care and Education Reconciliation Act of 2010, or Medicare Modernization Act, established the Medicare Part D program and generally authorized prescription drug plan sponsors to impose limits on the number of covered drugs under their plans in a therapeutic class. The Medicare Modernization Act, including its cost reduction initiatives, could decrease the coverage and reimbursement rate that we may receive for any of our product candidates, if approved. The Centers for Medicare & Medicaid Services, or CMS, the agency that runs the Medicare program, also may revise reimbursement and implement coverage restrictions. Cost reduction initiatives and changes in coverage could decrease utilization of and reimbursement for any approved products, which would then affect the price we can receive. Private payors often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates. Therefore, any reduction in reimbursement from federal legislation or regulation may lead to similar reductions in private payor reimbursement.
In addition, in March 2010, the President of the United States signed one of the most significant healthcare reform measures in decades. The Affordable Care Act, as amended by the Health Care and Education Reconciliation Act substantially changes the way healthcare will be financed by both governmental and private insurers and significantly impacts the pharmaceutical industry. The Affordable Care Act has impacted existing government healthcare programs and has resulted in the development of new programs. For example, the Affordable Care Act provides for Medicare payment for performance initiatives and improvements to the physician quality reporting system and feedback program.
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

•	establishment of the Center for Medicare and Medicaid Innovation within CMS to test innovative payments and service delivery models;

•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and

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
Certain legislative changes to and regulatory changes under the Affordable Care Act have occurred in the 115th United States Congress and under the Trump Administration. For example, the Tax Cuts and Jobs Act enacted on December 22, 2017, eliminated the shared responsibility payment for individuals who fail to maintain minimum essential coverage under section 5000A of the Internal Revenue Code of 1986, commonly referred to as the individual mandate, beginning in 2019. Additional legislative changes to and regulatory changes under the Affordable Care Act remain possible. We anticipate that the Affordable Care Act, as currently enacted or may be amended in the future, as well as other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and in additional downward pressure on coverage and the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors.
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
Different pricing and reimbursement schemes exist in other countries. In Canada, the Patented Medicines Prices Review Board evaluates and controls excessive pricing of patented products. Further, there are national, provincial and territorial formularies funded by government healthcare systems, in addition to formularies for private payors (private insurers) and hospitals or hospital groups. Listing on the formularies and price depend on evidence and submissions regarding the cost-benefit of the drug and comparison of the cost-effectiveness of a particular product candidate to currently available therapies and is often subject to negotiations.
In the E.U., once a marketing authorization is granted for a medicinal product the applicant is required to engage in pricing and reimbursement discussions and negotiate with a separate pricing authority in each of the E.U. Member States. The E.U. Member States governments influence the price of pharmaceutical products through their pricing and reimbursement rules and control of national healthcare systems that fund a large part of the cost of those products to consumers. Some jurisdictions operate positive and negative list systems under which products may only be marketed once a reimbursement price has been agreed upon. To obtain reimbursement or pricing approval, some of the E.U. Member States may require the completion of clinical trials that compare the cost-effectiveness of a particular product candidate to currently available therapies. Other E.U. Member States allow companies to fix their own prices for medicinal products, but monitor and control company profits. The downward pressure on healthcare costs in general, particularly pharmaceuticals, has become more intense. As a result, increasingly high barriers are being erected to the entry of new products. Furthermore, an increasing number of E.U. Member States and other foreign countries use prices for medicinal products established in other countries as “reference prices” to help determine the price of the product in their own territory. Consequently, a downward trend in prices of medicinal products in some countries could contribute to similar downward trends elsewhere. The E.U. Member States have discretion to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. An E.U. Member State may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. We may face competition for our products, if approved, from lower priced products in foreign countries that have placed price controls on pharmaceutical products. In addition, in some countries, cross-border imports from low-priced markets exert a commercial pressure on pricing within a country.
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
In 2011, Directive 2011/24/EU was adopted at the EU level. This Directive concerns the application of patients’ rights in cross-border healthcare. The Directive is intended to establish rules for facilitating access to safe and high-quality cross-border healthcare in the EU. Pursuant to this Directive, a voluntary network of national authorities or bodies responsible for HTA in the individual E.U. Member States was established. The purpose of the network is to facilitate and support the exchange of scientific information concerning HTAs. This may lead to harmonization of the criteria taken into account in the conduct of HTAs between E.U. Member States and in pricing and reimbursement decisions and may negatively affect price in at least some E.U. Member States.
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
This framework is described by ASCO as providing a basis for a new software tool that doctors can use to assist shared decision-making with their patients. While we believe that the safety and efficacy profiles of our product candidates are potentially better than that of the standard of care and, if approved, we intend to price our products competitively, we do not know how the data will be assessed by ASCO. It is also unknown whether use of this application could adversely affect the assessment of any of our product candidates. If this framework and software were adopted and utilized by payors and physicians, and if our product candidates were to receive low ratings, this could adversely affect the price and reimbursement of our product candidates, if approved, reduce prescriptions and harm our business.
Other healthcare laws and compliance requirements
Healthcare providers, physicians and third-party payors in the United States and elsewhere will play a primary role in the recommendation and prescription of any product candidate for which we obtain marketing approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute any products for which we obtain marketing approval. In addition, we may be subject to transparency laws and patient privacy regulation by U.S. federal and state governments and by governments in foreign jurisdictions in which we conduct our business. We have described below some of the key federal, state and foreign healthcare laws and regulations that may affect our ability to operate.
The federal Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce or in return for purchasing, leasing, ordering or arranging for the purchase, lease or order of any healthcare item or service reimbursable under Medicare, Medicaid or other federally financed healthcare programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers, and formulary managers on the other. Although there are a number of statutory exemptions and regulatory safe harbors protecting some business arrangements from prosecution, the exemptions and safe harbors are drawn narrowly and practices that involve remuneration intended to induce prescribing, purchasing or recommending may be subject to scrutiny if they do not qualify for an exemption or safe harbor. Our practices may not in all cases meet all of the criteria for safe harbor protection from federal Anti-Kickback Statute liability. The Affordable Care Act, among other things, clarified that liability may be established under the federal Anti-Kickback Statute without proving actual knowledge of the statute or specific intent to violate it. In addition, the Affordable Care Act provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act (discussed below).
The federal civil False Claims Act prohibits, among other things, any person from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment of government funds; knowingly making, using, or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government; or knowingly concealing or knowingly and improperly avoiding, decreasing, or concealing an obligation to pay money to the federal government. As a result of a modification made by the Fraud Enforcement and Recovery Act of 2009, a claim includes ‘‘any request or demand’’ for money or property presented to the U.S. government. The False Claims Act also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the statute and to share in any monetary recovery. Recently, several pharmaceutical and other healthcare companies have faced enforcement actions under the federal civil False Claims Act for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. Other companies have faced enforcement actions for causing false claims to be submitted because of the companies’ marketing of the product for unapproved, and thus non-reimbursable, uses. In addition, a claim can be deemed to be false due to failure to comply with legal or regulatory requirements material to the government’s payment decision. False Claims Act liability is potentially significant in the healthcare industry because the statute provides for treble damages and mandatory penalties of $10,781 to $21,563 per false claim or statement for violations occurring after November 2, 2015. Pharmaceutical and other healthcare companies also are subject to other federal false claims laws, including, among others, federal criminal healthcare fraud and false statement statutes that extend to non-government health benefit programs.
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
Many states have adopted analogous laws and regulations, including state anti-kickback and false claims laws, which may apply to items or services reimbursed under Medicaid and other state programs or, in several states, regardless of the payor. Several states have enacted legislation requiring pharmaceutical companies to, among other things, establish marketing compliance programs; file periodic reports with the state, including reports on gifts and payments to individual health care providers; make periodic public disclosures on sales, marketing, pricing, clinical trials and other activities; and/or register their sales representatives. Some states prohibit pharmacies and other healthcare entities from providing specified physician prescribing data to pharmaceutical companies for use in sales and marketing. Some states prohibit other specified sales and marketing practices, including the provision of gifts, meals, or other items to certain health care providers, and/or offering co-pay support to patients for certain prescription drugs. All of our activities are potentially subject to federal and state consumer protection and unfair competition laws. In addition, in order to distribute products commercially, we must comply with state laws that require the registration of manufacturers and wholesale distributors of pharmaceutical products in a state, including, in some states, manufacturers and distributors who ship products into the state even if such manufacturers or distributors have no place of business within the state. Some states also impose requirements on manufacturers and distributors to establish the pedigree of product in the chain of distribution, including some states that require manufacturers and others to adopt new technology capable of tracking and tracing product as it moves through the distribution chain.
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
Environmental and safety laws
We are subject to a variety of federal, provincial and local regulations relating to the use, handling, storage and disposal of hazardous materials, including chemicals and radioactive and biological materials. Our operations involve such hazardous materials and produce such hazardous waste products. Although we believe that our safety procedures for handling and disposing of these materials comply with the standards prescribed by federal, provincial and local regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. Radioactive materials in Canada come under federal jurisdiction. Canada’s Nuclear Safety and Control Act 1997 c.9 contains a general prohibition against any activity, including possession of radioactive material, except in accordance with the terms and conditions set out in a federal license issued by the Canadian Nuclear Safety Commission. The Nuclear Substances and Radiation Devices Regulation does however, exempt licensing requirements for small quantities of radioactive substances that either meet concentrations set out in a schedule to the Regulation or, for radioactive substances not set out in the schedule, that meet certain regulatory criteria. Our operations do not currently require a federal license issued by the Canadian Nuclear Safety Commission. Our operations in Canada may be subject to license approvals, notification requirements and investigation and enforcement for air and water and waste matters.
Corporate History - Acquisition of Viventia
We were incorporated under the laws of the State of Delaware in 2008. We were formerly known as Denovo Therapeutics, Inc. and Newco LS14, Inc. before changing our name to Eleven Biotherapeutics, Inc. Our principal executive offices are located at 245 First Street, Suite 1800, Cambridge, Massachusetts 02142, and our telephone number is (617) 444-8550.
On September 20, 2016, we entered into a Share Purchase Agreement with Viventia, the shareholders of Viventia named therein - collectively referred to herein as the Selling Shareholders - and, solely in its capacity as seller representative, Clairmark, an affiliate of Leslie Dan, one of our directors, pursuant to which we agreed to and simultaneously completed the acquisition of all of the outstanding capital stock of Viventia from the Selling Shareholders, referred to herein as the Acquisition. In connection with the closing of the Acquisition, we issued 4,013,431 shares of our common stock to the Selling Shareholders according to their pro rata share of Viventia’s then-outstanding shares of common stock, which represented approximately 19.9% of our voting power as of immediately prior to the issuance of such shares of common stock.
In connection with the Acquisition, we are obligated to pay to the sellers certain post-closing contingent cash payments upon the achievement of specified milestones and based upon net sales, in each case subject to the terms and conditions set forth in the acquisition agreement, including: (i) a one-time milestone payment of $12.5 million payable upon the first sale of Vicinium or any variant or derivative thereof, other than Proxinium (referred to herein as the "Purchased Product"), in the United States; (ii) a one-time milestone payment of $7.0 million payable upon the first sale of the Purchased Product in any one of certain specified European countries; (iii) a one-time milestone payment of $3.0 million payable upon the first sale of the Purchased Product in Japan; and (iv) and quarterly earn-out payments equal to two percent (2%) of net sales of the Purchased Product during specified earn-out periods. Such earn-out payments are payable with respect to net sales in a country beginning on the date of the first sale in such country and ending on the earlier of (i) December 31, 2033 and (ii) fifteen years after the date of such sale, subject to early termination in certain circumstances if a biosimilar product is on the market in the applicable country.
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
Employees
As of December 31, 2017, we had 17 full-time employees and no part-time employees, six hold Ph.D. degrees and one is a medical doctor. This number consists of two employees engaged in administration, six employees engaged in clinical activities, three employees engaged in research and development, three employees engaged in operations (two in manufacturing and one in facility/engineering) and three employees engaged in quality and support. Three of our employees are located in our corporate headquarters in Boston, 11 of our employees are located in our Winnipeg facility, and three of our employees are located in our Philadelphia office. We have no collective bargaining agreements with our employees and none are represented by labor unions. We have not experienced any work stoppages. We believe our relationship with our employees is satisfactory.

Item 1A.	Risk Factors
Risks Related to Our Financial Position and Need For Additional Capital
We have incurred significant losses since our inception and anticipate that we will continue to incur losses for the foreseeable future.
Since inception, we have incurred significant operating losses and expect to continue to incur operating losses for the foreseeable future. We had a net loss of $29.0 million for the year ended December 31, 2017, net income of $1.9 million for the year ended December 31, 2016 and a net loss of $33.5 million for the year ended December 31, 2015. We had net income of $1.9 million for the year ended December 31, 2016 due to the $29.6 million of revenue from the License Agreement. As of December 31, 2017, we had an accumulated deficit of $152.3 million. To date, we have financed our operations primarily through private placements of our common stock and preferred stock and convertible bridge notes, venture debt borrowings, our initial public offering, or IPO, and our follow-on public offering, sales effected in an "at-the-market" facility through our agent, Cowen and Company, LLC, through our License Agreement with Roche and, to a lesser extent, from a collaboration. The majority of our revenue to date has been licensing revenue from our License Agreement with Roche and collaboration revenue. We have devoted substantially all of our financial resources and efforts to research and development activities. We are still in the early stages of development of certain of our product candidates, and we have not completed development of any product candidates. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year.
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
Our ability to become and remain profitable depends on our ability to generate revenue. Although we may be entitled to certain licensing fees related to specific regulatory, development and commercial milestones for EBI-031 under our License Agreement with Roche, we have not commercialized any of our product candidates. We do not expect to generate significant revenue from the development of our product candidates unless and until we obtain marketing approval for, and commercialize, Vicinium or our other product candidates that we may develop, in-license or acquire in the future. This would require us to be successful in a range of challenging activities, including:

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
We are devoting substantial financial resources to our ongoing and planned activities including functions associated with operating as a public company. We expect to continue to spend substantial amounts of funds in connection with our ongoing activities, particularly as we continue our Phase 3 clinical trial for Vicinium and continue research and development activities. In addition, if we obtain regulatory approval for any of our product candidates, we would need to devote substantial financial resources to commercialization efforts, including product manufacturing, marketing, sales and distribution. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.
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
We believe that our cash and cash equivalents of $14.7 million as of December 31, 2017, plus the approximately $9 million of net proceeds we received from the sale on March 23, 2018 of 7,968,128 shares of our common stock in a registered direct offering to certain institutional and accredited investors and 7,968,128 common warrants to purchase one share of common stock pursuant to a concurrent private placement, which we refer to as the March 2018 Financing, will be sufficient to fund our current operating plan into early-2019; however, we have based this estimate on assumptions that may prove to be wrong, and our capital resources may be utilized faster than we currently expect.
Identifying potential product candidates and conducting pre-clinical studies and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain regulatory approval and achieve product sales. Our commercial revenues, if any, will be derived from sales of any product candidates that we successfully develop, none of which we expect to be commercially available for many years, if at all. In addition, if approved, any product candidate that we develop or any product that we in-license may not achieve commercial success. Accordingly, we will need to obtain substantial additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans.
Our independent registered public accounting firm has included an explanatory paragraph relating to our ability to continue as a going concern in its report on our audited financial statements included in our Annual Report on Form 10-K.
Our report from our independent registered public accounting firm for the year ended December 31, 2017 includes an explanatory paragraph stating that our recurring losses from operations and insufficient cash resources raise substantial doubt about our ability to continue as a going concern. If we are unable to obtain adequate financing or engage in another strategic transaction on acceptable terms and when needed, our business, prospects, financial condition and results of operations will be materially and adversely affected and we may be unable to continue as a going concern. While we believe that our cash and cash equivalents of $14.7 million at December 31, 2017, plus the approximately $9 million of net proceeds we received in the March 2018 Financing, will be sufficient to fund our current operating plan into early-2019, given our planned expenditures for the next several years, we and our independent registered public accounting firm have concluded that there is still a substantial doubt regarding our ability to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our audited financial statements, and it is likely that investors will lose all or a part of their investment. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms or at all.
Future sales and issuances of shares of our common stock or rights to purchase shares of our common stock, including pursuant to our 2014 Stock Incentive Plan and 2009 Stock Incentive Plan, could result in additional dilution of the percentage ownership of our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.
Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, government or other third-party funding, collaborations, strategic alliances, licensing arrangements and marketing and distribution arrangements. We do not have any committed external source of funds other than the amounts payable under the License Agreement with Roche. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders’ ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights as holders of our common stock. For example, in November 2017, we sold 5,525,000 units (each unit consisting of one share of common stock and one common warrant to purchase one share of common stock) and 4,475,000 pre-funded units (each pre-funded unit consisting of one pre-funded warrant to purchase one share of common stock and one common warrant to purchase one share of common stock) and in September 2016, we acquired Viventia in an all-stock transaction pursuant to which we issued 4,013,431 shares of our common stock to the Selling Stockholders, which resulted in further dilution to our existing stockholders. In addition, we sold 7,968,128 shares of our common stock and 7,968,128 common warrants to purchase one share of common stock in the March 2018 Financing.
We have also adopted the 2014 Stock Incentive Plan, or the 2014 Plan, to enable us and our subsidiaries to recruit and retain highly qualified employees, directors and consultants, provide those individuals with an incentive for productivity, and provide those individuals with an opportunity to share in our growth and value. As of December 31, 2017, we had 1,183,739 shares of common stock available for grant under the 2014 Plan. Future equity incentive grants and issuances of shares of common stock under the 2014 Plan may have an adverse effect on the market price of shares of our common stock.
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
Risks Related to the Discovery and Development of Our Product Candidates
We are dependent on our lead product candidate, Vicinium. If we are unable to obtain marketing approval for or successfully commercialize our lead product candidate, either alone or through a collaboration, or experience significant delays in doing so, our business could be materially harmed.
We currently have no products approved for sale and have invested a significant portion of our efforts and financial resources in the development of Vicinium for the treatment of patients with high-grade NMIBC. Our prospects are substantially dependent on our ability to obtain marketing approval for and successfully commercialize Vicinium. The success of our lead product candidate will depend, among other things, on our ability to design and successfully complete clinical trials for Vicinium. The clinical trial process is uncertain, and failure of one or more clinical trials can occur at any stage of testing. For example, in 2009, Viventia put its development of Vicinium on hold due to the uncertainty of the standard of care for bladder cancer. While we did not have enrollment problems nor any retention problems with our Phase 3 clinical trial for Vicinium in the United States and Canada, the general clinical development of product candidates involves a lengthy and expensive process with an uncertain outcome. Additionally, we have deferred further development of Proxinium, our product candidate for the treatment of patients with recurrent, locally advanced or metastatic EpCAM-expressing SCCHN, and VB6-845d, our lead systemically-administered product candidate being developed for the treatment of multiple types of EpCAM-positive solid tumors, in order to focus our efforts and our resources on our ongoing development of Vicinium. EBI-031 is also in the early stages of development. We submitted an IND for EBI-031 for the treatment of diabetic macular edema, or DME, and uveitis in June 2016, which received IND Clearance from the FDA on July 7, 2016, and enables initiation of clinical development of this product candidate. Subsequently, we licensed EBI-031 pursuant to the License Agreement with Roche, who will now be responsible for the development and potential commercialization of EBI-031.
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
Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete pre-clinical development and then conduct extensive clinical trials to demonstrate the quality, safety and efficacy of our product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of pre-clinical studies and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Moreover, pre-clinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in pre-clinical studies and clinical trials have nonetheless failed to obtain marketing approval of their product candidates. For example, in January 2016, we announced top-line results from our Phase 3 clinical trial of isunakinra in patients with severe allergic conjunctivitis. In this trial, there was no statistically significant difference between the isunakinra treated group and the vehicle control group on the primary endpoint of ocular itching or on any secondary endpoints.
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
Because we have limited financial and managerial resources, we focus on research programs and product candidates that we identify for specific indications. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater likelihood of clinical success or commercial potential. For example, we previously invested a significant portion of our efforts and financial resources in the development of isunakinra for the treatment of patients with dry eye disease and allergic conjunctivitis. Notwithstanding this significant investment, based on the results from our completed Phase 3 clinical trials in dry eye disease and allergic conjunctivitis, we do not plan to pursue further development of isunakinra. Additionally, in September 2017, we deferred further development of Proxinium and VB6-845d in order to focus our efforts and our resources on our ongoing development of Vicinium.
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

•	regulators or IRBs may delay or not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;

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

•
we may decide, or regulators or IRBs/Ethics Committees or other reviewing entities, including comparable foreign regulatory authorities such as Health Canada, or the competent authorities of the E.U. Member States, may require us to suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements including GCPs or a finding that the subjects are being exposed to unacceptable health risks;

•	the cost of clinical trials of our product candidates may be greater than we anticipate;

•
we may receive feedback from DSMBs or the FDA, or a comparable foreign regulatory authority, including Health Canada or the competent authorities of the E.U. Member States, that might require modification to the protocol for the clinical trial or performance of additional studies before clinical trials may continue;

•
as a clinical trial proceeds, or as the results of earlier stage studies or concurrent studies become available, we may determine that we need to modify the protocol and/or other aspects of the clinical trial before it may continue;

•
the FDA, a comparable foreign regulatory authority, including Health Canada, or the competent authorities of the E.U. Member States, or we may decide to, or a DSMB may recommend to, suspend or terminate clinical trials at any time for safety issues or for any other reason;

•	the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate;

•	our product candidates may have undesirable side effects or other unexpected characteristics, causing us or our investigators, regulators or IRBs to suspend or terminate the trials;

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
Undesirable side effects or serious adverse events caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt respective clinical trials and could result in a restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign regulatory authorities, including Health Canada or the European Commission. For example, even though each of our product candidates that has been administered to humans in earlier-stage clinical trials has generally been well-tolerated by subjects, in some cases there were side effects and serious adverse events, some of which were severe.
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
As a result of these side effects and serious adverse events or further safety or toxicity issues that we may experience in our clinical trials in the future, we may not receive regulatory approval for any of our product candidates or we may receive approval subject to a REMS or other post-marketing obligations, which could prevent us from ever generating revenues or achieving profitability. Results of our clinical trials could reveal an unacceptably high severity and prevalence of side effects or serious adverse events. In such an event, our clinical trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities, including Health Canada, the EMA and the European Commission, could order us to cease further development or deny approval of any of our product candidates for any or all targeted indications. The clinical trial drug-related side effects or serious adverse events could affect clinical trial subject recruitment or the ability of enrolled subjects to complete the clinical trial or result in potential product liability claims.
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
We identified a potential issue regarding the sensitivity of an assay we employed in our Vicinium clinical trials.  The FDA could take a number of actions in response to this issue, which could have a material adverse effect on our business.
In our Phase 3 clinical trials of Vicinium for the treatment of subjects with NMIBC, we have and are generating pharmacokinetic data. We identified a potential issue regarding the sensitivity of the assay we employed. We used the same assay in the Phase 1 clinical trial for Vicinium. We did not evaluate pharmacokinetics in the Phase 2 clinical trial for Vicinium. We notified the FDA of this issue and are working to develop an appropriate action plan to address this issue. We are closely monitoring the subjects enrolled in our ongoing Phase 3 clinical trial of Vicinium and we do not believe that subjects in this clinical trial are exposed to any additional material risk due to the issue surrounding the assay. The FDA could take a number of actions in response to this issue, including requiring us to modify the protocol for our Phase 3 clinical trial, insisting on additional subject monitoring, placing our Phase 3 clinical trial on partial or full clinical hold. Any such actions could have a material adverse effect on our business.
We will need to obtain FDA approval of any proposed names for our product candidates, and any failure or delay associated with such naming approval may adversely impact our business.
We have not yet submitted our proposed proprietary names Vicinium and Proxinium, to the FDA or any foreign regulatory authority, including Health Canada or the European Commission, for provisional approval. Any proprietary name we propose to use with our product candidates in the United States must be approved by the FDA, regardless of whether we have registered it, or applied to register it, as a trademark. The FDA reviews any proposed product name, including an evaluation of potential for confusion with other product names. The FDA may also object to a product name if it believes the name inappropriately implies medical claims or contributes to an overstatement of efficacy. If the FDA objects to any proposed proprietary product name, we may be required to expend significant additional resources in an effort to identify a suitable proprietary product name that would qualify under applicable laws, not infringe the existing rights of third parties and be acceptable to the FDA. We may apply for and could possibly obtain provisional approval of our proprietary names by the FDA prior to submission of our BLAs. However, this approval is conditional upon a further and final review by the FDA at the time of BLA review.
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
If we choose to pursue accelerated approval, we intend to seek feedback from the FDA or will otherwise evaluate our ability to seek and receive such accelerated approval. There can be no assurance that the FDA will agree that our proposed primary endpoint of a pivotal study is an appropriate surrogate endpoint. There also can be no assurance that, after our evaluation of the feedback from the FDA or other factors, we will decide to pursue or submit a BLA for accelerated approval or any other form of expedited development, review or approval. Furthermore, if we submit an application for accelerated approval, there can be no assurance that such application will be accepted or that approval will be granted on a timely basis, or at all. For example, if another company receives full approval from the FDA to market a product for treatment of BCG-unresponsive high-grade NMIBC, our ability to seek and obtain accelerated approval for Vicinium in the same indication may be materially adversely affected. The FDA or foreign regulatory authorities also could require us to conduct further studies prior to considering our application or granting approval of any type. We might not be able to fulfill the FDA’s requirements in a timely manner, which would cause delays, or approval might not be granted because our submission is deemed incomplete by the FDA. A failure to obtain accelerated approval or any other form of expedited development, review or approval for a product candidate would result in a longer time period to commercialize such product candidate, could increase the cost of development of such product candidate and could harm our competitive position in the marketplace.
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
We have developed a companion diagnostic for use with Proxinium. The FDA and comparable foreign regulatory authorities, including Health Canada, will require the development and regulatory approval or CE marking of a companion diagnostic as a condition to approving Proxinium. Companion diagnostics developed in conjunction with clinical programs for the associated product candidates are subject to regulation by the FDA and comparable foreign regulatory authorities, including Health Canada or the competent authorities of the E.U. Member States, as medical devices, and require separate approval or the affixing of a CE mark prior to their commercialization. Each regulatory body that approves a product candidate will independently need to review and/or approve the companion diagnostic or verify that the product is CE marked before or concurrently with its approval of the product candidate, and before a product can be commercialized. During a Type C meeting with the FDA in 2007, the FDA noted that approval of a companion diagnostic for EpCAM expression would need to coincide with Proxinium approval. We intend to clarify whether the FDA still believes that a companion diagnostic is necessary to receive approval. The FDA may still require that a companion diagnostic for EpCAM expression be approved before or at the time of Proxinium's approval. We and any potential future third-party collaborators may encounter difficulties in developing and obtaining approval for or affixing a CE mark to any companion diagnostic. Any delay or failure by us or our future third-party collaborators to develop or obtain regulatory approval or CE mark for a companion diagnostic could delay or prevent approval of Proxinium, or limit the commercial opportunity for Proxinium. We may also have difficulty achieving adoption of Proxinium if the companion diagnostic is not commercially available or is restricted in its use by payors or other market forces. We could also incur additional expense if the FDA or comparable regulatory authorities, including Health Canada, determine that further studies are required before our companion diagnostic may be approved or CE marked. Even if approved or CE marked, we may experience delays in developing a sustainable, reproducible and scalable manufacturing process or transferring that process to commercial partners for production, all of which may prevent us from commercializing our product candidates on a timely or profitable basis, if at all. Additionally, we or our collaborators may encounter production difficulties that could constrain the supply of the companion diagnostics, affect the ease of use, affect the price or have difficulties gaining acceptance of the use of the companion diagnostics in the clinical community. If the companion diagnostic for use with Proxinium fails to gain market acceptance, our ability to derive revenues from sales of Proxinium, if approved, could be harmed.
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
Our product candidate, Vicinium, has been produced in our own manufacturing facility for all clinical trials for Vicinium to date, including our ongoing Phase 3 clinical trial. In September 2017, we completed the manufacturing of all Vicinium necessary for our ongoing Phase 3 clinical trial and we are ending our large-scale manufacturing activities. We intend to utilize a third-party manufacturer to produce the commercial supply of Vicinium, if approved, and plan to enter into discussions with the FDA and foreign regulatory authorities regarding the criteria for demonstrating comparability of Vicinium produced by our third-party manufacturer to Vicinium produced in our own manufacturing facility. Because this manufacturing change is being introduced at an advanced stage of development of Vicinium, the FDA and foreign regulatory authorities may require a comprehensive comparability assessment, potentially including additional nonclinical studies or clinical trials utilizing Vicinium produced by our third-party manufacturer, and/or a modification of our ongoing Phase 3 clinical trial to include Vicinium produced by our third-party manufacturer. Such requirements could result in lengthy delays and significantly higher costs for the clinical development, filing of a BLA, and potential commercialization of Vicinium. If we are unable to demonstrate comparability of Vicinium produced in our own manufacturing to Vicinium produced by our third-party manufacturer, we may not be able to obtain approval of a BLA for Vicinium. If we are unable to effectively transfer our manufacturing process to our third-party manufacturer, we may be unable to continue the clinical development of or seek approval of Vicinium.
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
Cancer therapies are sometimes characterized as first-line, second-line or third-line. When cancer is detected early enough, first-line therapy, usually chemotherapy, hormone therapy, surgery, radiotherapy or a combination of these, is sometimes adequate to cure the cancer or prolong life without a cure. Second-line and third-line therapies are administered to patients when prior therapy is not effective. We expect to seek initial approval of Vicinium for the treatment of high-grade NMIBC after prior therapies have failed. Subsequently, for those product candidates that prove to be sufficiently beneficial, if any, we would expect to seek approval potentially earlier in the treatment paradigm, but there is no guarantee that our product candidates, even if approved, would be approved for first-line therapy, and, prior to any such approvals, we will have to conduct additional clinical trials.
Our projections of both the number of people who have the cancers we are targeting, as well as the subset of people with these cancers who have previously failed prior treatments, and who have the potential to benefit from treatment with our product candidates, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations or market research, and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these cancers and the number of patients may turn out to be lower than expected. Additionally, the potentially addressable patient population for Vicinium and our other product candidates may be limited or may not be amenable to treatment with our product candidates. Even if we receive regulatory approval for Vicinium and our other product candidates and obtain significant market share, because the potential target populations are small, we may never achieve profitability without obtaining regulatory approval for additional indications, including the use of the products as first-line or second-line therapies.
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
This framework is described by ASCO as providing a basis for a new software tool that doctors can use to assist shared decision-making with their patients. While we believe that the safety and efficacy profiles of our product candidates are potentially better than that of the standard of care and, if approved, we intend to price our products competitively, we do not know how the data will be assessed by ASCO. It is also unknown whether use of this application could adversely affect the assessment of any of our product candidates. If this framework and software were adopted and utilized by payors and physicians, and if our product candidates were to receive low ratings, this could adversely affect the price and reimbursement of our product candidates, if approved, reduce prescriptions and harm our business.
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
There can be no assurance that our product candidates or any products that we may in-license, if they are approved for sale in the United States or in other countries, will be considered medically reasonable and necessary for a specific indication, that they will be considered cost-effective by third-party payors, that coverage and an adequate level of reimbursement will be available, or that third-party payors’ reimbursement policies will not adversely affect our ability to sell our product candidates profitably. In addition, we are unable to predict what changes in legislation or regulation relating to the health care industry or third-party coverage and reimbursement may be enacted in the future and how such legislation or regulation could impact our business. See the risk factor entitled “Current and future legislation may increase the difficulty and cost for us and any collaborators to obtain marketing approval of our product candidates and affect the prices we, or they, may obtain” in this Annual Report on Form 10-K for more information, including with respect to the Affordable Care Act.
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
Viventia was founded as a Canadian company and conducted its business internationally. In addition to our clinical trials in the United States and Canada, Viventia has historically conducted clinical trials in Russia and Brazil. We intend to, and may, conduct clinical trials in other jurisdictions. Sovereign governments, including Canada, may establish laws or regulations that will be deleterious to our interests or that will affect our ability, to obtain access to regulatory agencies in Russia, Brazil, Canada, and/or other jurisdictions. Governments have also, from time to time, established foreign exchange controls which could have a material adverse effect on our business, financial condition and results of operations. To date, neither our operations nor our financial condition have been materially impacted due to laws or regulations of sovereign governments.
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
We maintain an approximately 31,400 square foot manufacturing, laboratory, warehouse and office facility in Winnipeg, Manitoba, Canada. We have three 15 liter fermentors, one 150 liter fermentor, one 500 liter fermentor and one 1,500 liter fermentor. Our classified fermentation suite and post-production processing capabilities are currently dedicated to producing our pre-clinical study and clinical trial batches. In September 2017, we completed the manufacturing of all Vicinium necessary for our ongoing Phase 3 clinical trial in patients with NMIBC, and for our CRADA with the NCI. As a result, we are ending our large-scale manufacturing activities and redirecting resources toward completing our Phase 3 trial.
Our manufacturing facility has been audited by a third party for compliance with cGMP. The most recent audit was in January 2014 and it did not identify any major impediments to the cGMP manufacturing of product candidates up to and including Phase 3 production. Manufacturing of drugs and product candidates, including Vicinium, Proxinium and VB6-845d, must comply with cGMP standards and other regulations. Methods of manufacture as well as validation of manufacturing procedures and quality control systems are reviewed by regulatory authorities, such as the FDA, Health Canada and the competent authorities of the E.U. Member States, to determine their effect on the quality, purity and potency of product candidates. All such manufacturing procedures, validation programs and quality assessment activities must be properly documented in accordance with regulatory requirements. The FDA, Health Canada and the competent authorities of the E.U. Member States conduct inspections to determine compliance with cGMP to ensure that product candidates used in human testing are adequately characterized in terms of identity, potency and purity. In general, the cGMP standards expected for marketed drugs also apply to the supply of product candidates evaluated in most stages of clinical testing.
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
The regulatory process can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Moreover, changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. The FDA and comparable regulatory authorities in other countries, including Health Canada and the European Commission, have substantial discretion in the approval process and may refuse to accept any application or may decide that our data is insufficient for approval and require additional pre-clinical, clinical or other studies. In addition, varying interpretations of the data obtained from pre-clinical and clinical testing could delay, limit or prevent marketing approval of a product candidate. In February 2018, the FDA issued finalized guidance on developing drugs and biologics for treating BCG-unresponsive NMIBC, which sets forth certain expectations for our development of Vicinium for the treatment of high-grade NMIBC. We may be unable to satisfy all recommendations contained in the FDA guidance and, even if we do, it is not guaranteed that meeting all such recommendations will be sufficient to obtain marketing approval.
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
Any product candidate for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical trials, labeling, advertising and promotional activities for such product, will be subject to continual requirements of and review by the FDA and other federal and state regulatory authorities. These requirements include, but are not limited to, restrictions governing promotion of an approved product, submissions of safety and other post-marketing information and reports, registration and listing requirements, cGMP requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, and requirements regarding the distribution of samples to physicians and recordkeeping. The respective safety and efficacy profiles of our product candidates will continue to be closely monitored by the FDA and comparable foreign regulatory authorities, including Health Canada, if they are approved. If new safety information becomes available after approval of our product candidates, the FDA may require labeling changes or establishment of a REMS, and the FDA or comparable foreign regulatory authorities, including Health Canada, may require a similar strategy, impose significant restrictions on our product candidates’ indicated uses or marketing, or impose ongoing requirements for potentially costly post-approval studies or post-market surveillance.

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
On February 29, 2016, however, the European Commission announced an agreement with the U.S. Department of Commerce, or DOC, to replace the invalidated Safe Harbor framework with a new E.U.-U.S “Privacy Shield”. On July 12, 2016, the European Commission adopted a decision on the adequacy of the protection provided by the Privacy Shield. The Privacy Shield is intended to address the requirements set out by the Court of Justice of the E.U. in its Schrems judgment by imposing more stringent obligations on companies, providing stronger monitoring and enforcement by the DOC and the Federal Trade Commission, and making commitments on the part of public authorities regarding access to information. U.S. companies have been able to certify to the DOC their compliance with the privacy principles of the Privacy Shield since August 1, 2016 and rely on the Privacy Shield certification to transfer of personal data from the E.U. to the U.S.
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

Healthcare providers, physicians and third-party payors in the United States and elsewhere will play a primary role in the recommendation and prescription of any product candidate for which we obtain marketing approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute any products for which we obtain marketing approval. In addition, we may be subject to transparency laws and patient privacy regulation by U.S. federal and state governments and by governments in foreign jurisdictions in which we conduct our business. The applicable federal, state and foreign healthcare laws and regulations that may affect our ability to operate include:

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

•
the federal False Claims Act imposes criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for, among other things, knowingly presenting, or causing to be presented, false or fraudulent claims for payment by a federal healthcare program or making a false statement or record material to payment of a false claim or avoiding, decreasing or concealing an obligation to pay money to the federal government, with potential liability including mandatory treble damages and significant per-claim penalties, set at $10,781 to $21,563 per false claim for violations occurring after November 2, 2015;

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

•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and their respective implementing regulations, which imposes obligations, including mandatory contractual terms, on covered healthcare providers, health plans and healthcare clearinghouses, as well as their business associates, with respect to safeguarding the privacy, security and transmission of individually identifiable health information; and

•
analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws and transparency statutes, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; state laws that prohibit certain marketing-related activities, including the provision of gifts, meals, or other items to certain health care providers, and restrict the ability of manufacturers to offer co-pay support to patients for certain prescription drugs; state laws that require identification or licensing of sales representatives; and state and foreign laws governing the privacy, security, collection, use and disclosure of health information, including state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws (e.g., Section 5 of the FTC Act), many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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
Certain legislative changes to and regulatory changes under the Affordable Care Act have occurred in the 115th United States Congress and under the Trump Administration. For example, the Tax Cuts and Jobs Act enacted on December 22, 2017, eliminated the shared responsibility payment for individuals who fail to maintain minimum essential coverage under section 5000A of the Internal Revenue Code of 1986, commonly referred to as the individual mandate, beginning in 2019. Additional legislative changes to and regulatory changes under the Affordable Care Act remain possible. We expect that the Affordable Care Act, as currently enacted or may be amended in the future, as well as other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products. Moreover, legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted in the U.S. or outside of the U.S., or whether the FDA or CMS regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be.
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
In June 2016, a majority of voters in the United Kingdom elected to withdraw from the E.U. in a national referendum. In March 2017, the government of the United Kingdom initiated the formal withdrawal procedure. The procedure involves a two-year negotiation period in which the United Kingdom and the E.U. must conclude an agreement setting out the terms of the United Kingdom's withdrawal and the arrangements for the United Kingdom's future relationship with the E.U. This negotiation period could be extended by a unanimous decision of the European Council, in agreement with the United Kingdom. The referendum has created significant uncertainty about the future relationship between the United Kingdom and the E.U., including with respect to the laws and regulations that will apply as the United Kingdom determines which E.U. laws to replace or replicate in the event of a withdrawal. From a regulatory perspective, the United Kingdom's withdrawal could bear significant complexity and risks. A basic requirement related to the grant of a marketing authorization for a medicinal product in the E.U. is that the applicant is established in the E.U. Following the withdrawal of the United Kingdom from the E.U., marketing authorizations previously granted to applicants established in the United Kingdom may no longer be valid. Moreover, depending upon the exact terms of the United Kingdom's withdrawal, there is an arguable risk that the scope of a marketing authorization for a medicinal product granted by the European Commission pursuant to the centralized procedure would not, in the future, include the United Kingdom. In these circumstances, an authorization granted by the United Kingdom's competent authorities would always be required to place medicinal products on the United Kingdom market. In addition, the laws and regulations that will apply after the United Kingdom withdraws from the E.U. would affect the manufacturing sites that hold a manufacturing authorization issued by the United Kingdom competent authorities. Our capability to rely on these manufacturing sites for products intended for the E.U. market would also depend upon the exact terms of the United Kingdom's withdrawal. The referendum has also given rise to calls for the governments of other E.U. Member States to consider withdrawal from the E.U. These developments, or the perception that any of them could occur, have had and may continue to have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Any of these factors could significantly increase the complexity of our activities in the E.U. and in the United Kingdom, could depress our economic activity and restrict our access to capital, which could have a material adverse effect on our business, financial condition and results of operations and reduce the price of our securities.
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

We are exposed to the risk of employee fraud or other misconduct, including intentional failure to comply with FDA regulations or similar regulations of comparable non-U.S. regulatory authorities, including Health Canada, failure to provide accurate information to the FDA or comparable non-U.S. regulatory authorities, including Health Canada or the competent authorities of the E.U. Member States, failure to comply with manufacturing standards we have established, failure to comply with federal and state healthcare fraud and abuse laws and regulations and similar laws and regulations established and enforced by comparable non-U.S. regulatory authorities, and failure to report financial information or data accurately or disclose unauthorized activities to us. Employee misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws, standards or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and results of operations, including the imposition of significant fines or other sanctions.
Risks Related to Employee Matters and Managing Growth
Recent changes in our senior management team could harm our business.
Effective as of October 3, 2017, Arthur DeCillis resigned as our Chief Medical Officer. Effective as of October 20, 2017, John McCabe resigned as our Chief Financial Officer. As a result of these changes, we may experience disruption in our operations or have difficulty in maintaining or developing our business during this transition. This lack of shared experience could negatively impact our senior management team's ability to quickly and efficiently respond to problems and effectively manage our business. If our management team is not able to work together as a group, our business may be harmed.
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
As of December 31, 2017, we had 17 full-time employees and no part-time employees, six hold Ph.D. degrees and one is a medical doctor. As our development and commercialization plans and strategies develop, or as a result of any future acquisitions, we will need additional managerial, operational, sales, marketing, financial and other resources. Our management, personnel and systems that are currently in place may not be adequate to support this future growth. Future growth would impose significant added responsibilities on members of management, including:

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
We may acquire other assets or businesses, or form collaborations or make investments in other companies or technologies that could harm our operating results, dilute our stockholders’ ownership, incur debt or cause us to incur significant expense.
As part of our business strategy, we may pursue acquisitions of assets or businesses, or strategic alliances and collaborations, to expand our existing technologies and operations. We may not identify or complete these transactions in a timely manner, on a cost-effective basis, or at all, and we may not realize the anticipated benefits of any such transaction, any of which could have a detrimental effect on our financial condition, results of operations and cash flows. We may not be able to find suitable acquisition candidates, and if we make any acquisitions, we may not be able to integrate these acquisitions successfully into our existing business and we may incur debt or assume unknown or contingent liabilities in connection therewith. Integration of an acquired company or assets may also disrupt ongoing operations, require the hiring of additional personnel and the implementation of additional internal systems and infrastructure, especially the acquisition of commercial assets, and require management resources that would otherwise focus on developing our existing business. We may not be able to find suitable collaboration partners or identify other investment opportunities, and we may experience losses related to any such investments.
To finance any acquisitions or collaborations, we may choose to issue debt or shares of our common stock as consideration. Any such issuance of shares would dilute the ownership of our stockholders. If the price of our common stock is low or volatile, we may not be able to acquire other assets or companies or fund a transaction using our stock as consideration. Alternatively, it may be necessary for us to raise additional capital for acquisitions through public or private financings. Additional capital may not be available on terms that are favorable to us, or at all.
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
Risks Related to Our Common Stock
Our executive officers, directors and principal stockholders own a substantial percentage of our common stock and, if they choose to act together, will be able to exert significant influence over matters subject to stockholder approval.
As of March 30, 2018, our current executive officers and directors, combined with our stockholders who own more than 5% of our outstanding common stock, in the aggregate, beneficially owned shares representing 30.6% of our capital stock. As a result, if these stockholders were to choose to act together, they would have the ability to significantly influence the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets.
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
The trading price of our common stock has and may continue to fluctuate significantly. During the period from January 3, 2017 to March 30, 2018, the closing sales price of our common stock ranged from a high of $2.54 per share to a low of $0.62 per share. Our stock price experienced significant volatility in May 2015 after we announced that we failed to meet either of the two co-primary endpoints in our Phase 3 clinical trial of isunakinra in patients with moderate to severe dry eye disease and in January 2016 after we announced that we failed to meet the primary endpoint in our Phase 3 clinical trial of isunakinra in patients with allergic conjunctivitis. Furthermore, the stock market in general and the market for smaller biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, our stockholders may not be able to sell their common stock at or above the price at which they purchased their shares. The market price for our common stock may be influenced by many factors, including:

•	the success of competitive products or technologies;

•	results of clinical trials of Vicinium or any other product candidate that we may develop;

•	results of clinical trials of product candidates of our competitors;

•	regulatory or legal developments in the United States and other countries;

•	developments or disputes concerning patent applications, issued patents or other proprietary rights;

•	the recruitment or departure of key scientific or management personnel;

•	the level of expenses related to any of our product candidates or clinical development programs;

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
In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against that company. We also may face securities class action litigation if we cannot obtain regulatory approvals for or if we otherwise fail to commercialize Vicinium or any of our other product candidates. Such litigation, if instituted against us, could cause us to incur substantial costs to defend such claims and divert management’s attention and resources.
A significant portion of our total outstanding shares are eligible to be sold into the market, which could cause the market price of our common stock to drop significantly, even if our business is doing well.
As of March 30, 2018, we had outstanding 43,105,466 shares of common stock. Of these shares, 8,746,736 shares are restricted securities under Rule 144 under the Securities Act of 1933, as amended, or Securities Act. Any of our remaining shares that are not restricted securities under Rule 144 under the Securities Act may be resold in the public market without restriction unless purchased by our affiliates.
Moreover, holders of an aggregate of 7,541,729 shares of our common stock, including 3,582,328 shares of common stock issued in connection with the acquisition of Viventia, have rights, subject to specified conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have filed registration statements on April 9, 2014, March 12, 2015, March 31, 2016 and May 5, 2017 registering all shares of common stock that we may issue under our equity compensation plans.
As of March 30, 2018, we had outstanding options to purchase an aggregate of 2,728,004 shares of our common stock, of which options to purchase 1,250,060 shares were vested, warrants to purchase 55,000 shares of common stock at a weighted average exercise price of $11.44 per share, warrants issued in connection with the November 2017 financing to purchase an aggregate of 9,579,222 shares of common stock at an exercise price of $0.80 per share, and, in connection with the March 2018 Financing, we also have warrants to purchase an aggregate of 7,968,128 shares of common stock at an exercise price of $1.20 per share. Shares issuable upon exercise of these options and warrants can be freely sold in the public market upon issuance, subject to volume, notice and manner of sale limitations applicable to affiliates.

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock and could impair our ability to raise capital through the sale of additional equity or equity-linked securities. We are unable to predict the effect that sales may have on the prevailing market price of our common stock.
The recently passed comprehensive tax reform bill could adversely affect our business and financial condition.
On December 22, 2017, President Trump signed into law new legislation that significantly revises the Internal Revenue Code of 1986, as amended. The newly enacted federal income tax law, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income in respect of net operating losses generated during or after 2018 and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the new federal tax law is uncertain and our business and financial condition could be adversely affected. In addition, it is uncertain if and to what extent various states will conform to the newly enacted federal tax law. The impact of this tax reform on holders of our common stock is also uncertain and could be adverse. We urge you to consult with your legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our common stock.
Our effective tax rate may fluctuate, and we may incur obligations in tax jurisdictions in excess of accrued amounts.
We are currently subject to taxation in the United States, Canada and multiple US state juridictions. In preparing our financial statements, we estimate the amount of tax that will become payable in each of such places. Nevertheless, our effective tax rate may be different than experienced in the past due to numerous factors, including passage of the newly enacted federal income tax law, changes in the mix of our profitability from state to state, the results of examinations and audits of our tax filings, our inability to secure or sustain acceptable agreements with tax authorities, changes in accounting for income taxes and changes in tax laws. Any of these factors could cause us to experience an effective tax rate significantly different from previous periods or our current expectations and may result in tax obligations in excess of amounts accrued in our financial statements.
Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
As of December 31, 2017, we had U.S. federal net operating loss, or NOL, carryforwards of $119.3 million, state NOL carryforwards of $118.5 million and U.S. federal and state research and development tax credit carryforwards of $2.0 million and $1.0 million, respectively. These U.S. federal and state NOL carryforwards and U.S. federal and state tax credit carryforwards expire at various dates beginning in 2025 through 2037, if not utilized. Utilization of these NOL and tax credit carryforwards may be subject to a substantial limitation under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, and comparable provisions of state, local and foreign tax laws due to changes in ownership of our company that have occurred previously or that could occur in the future. Under Section 382 of the Code and comparable provisions of state, local and foreign tax laws, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change by value in its equity ownership over a three year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes, such as research and development tax credits, to reduce its post-change income may be limited. We have determined that it is more likely than not that our net operating and tax credit amounts disclosed are subject to a material limitation under Section 382. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, if we generate taxable income, our ability to use our pre-change NOL and tax credits carryforwards to reduce U.S. federal and state taxable income may be subject to limitations, which could result in increased future tax liability to us.
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
We have taken advantage of reduced reporting burdens in this Annual Report on Form 10-K for the annual period ended December 31, 2017, including reduced disclosure regarding executive compensation related information that would be required if we were not an emerging growth company. We expect to continue, in our public reporting, to take advantage of some or all of the reporting exemptions available to emerging growth companies. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.
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
We have recorded a material amount of goodwill and indefinite lived intangible assets on our balance sheet in connection with our acquisition of Viventia. We review our goodwill and intangible assets for impairment at least annually, or whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be recoverable, in accordance with Accounting Standards Codification 350, Intangibles-Goodwill and Other.
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
In addition, the determination as to whether our indefinite lived intangible assets related to Vicinium are impaired is heavily dependent on the results of our on-going clinical trial, as well as other factors, such as the potential market for Vicinium, if approved.
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
For as long as we remain an emerging growth company, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies as described in the preceding risk factor. We may remain an emerging growth company until the end of the 2019 fiscal year, although if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30 before that time or if we have annual gross revenues of $1.07 billion or more in any fiscal year, we would cease to be an emerging growth company as of December 31 of the applicable year. We also would cease to be an emerging growth company if we issue more than $1 billion of non-convertible debt over a three-year period.
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, we are required to furnish a report by our management on our internal control over financial reporting. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we are engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404. As of December 31, 2017 we were still working to remediate a material weakness in our controls over the financial reporting process related to business combinations identified during the year ending December 31, 2016. In 2016, as a result of a lack of expertise in our finance and accounting group related to the accounting for business combinations, we lacked sufficient review of assumptions used and conclusions reached from the perspective of a typical market participant used in the acquisition valuation model. If we fail to remedy this material weakness or identify one or more additional material weaknesses in our internal control over financial reporting, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.
If we are unable to successfully remediate the existing material weakness in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities.
In preparing our consolidated financial statements as of December 31, 2016 and 2015 and for the three years ended December 31, 2016, our management concluded that we had a material weaknesses in our internal control over financial reporting related to accounting for business combinations which we do not believe has been remediated. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.
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
We plan to continue efforts to remediate our material weakness in this area. If we are unable to remediate this weakness, or otherwise to conclude that our internal control over financial reporting is effective, or if our independent auditors determine that we have a material weakness in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities.

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
Our manufacturing facility is located in Winnipeg, Manitoba, Canada, which we operate under a five-year renewable lease through September 2020 with a right to renew the lease for one subsequent five-year term. The manufacturing facility consists of an approximately 31,400 square foot manufacturing, laboratory, warehouse and office facility. Our U.S. corporate headquarters is located in Cambridge, MA, where we occupy office space under a lease that was executed in October 2016. The initial term of the lease expired in July 2017, with the lease now continuing on a month-to-month basis unless terminated by either party with the requisite notice. We also have office space in Willow Grove, PA, where we occupy office space under a one-year lease that was executed in May 2017. We also have office space in Philadelphia, PA, where we occupy office space under a lease that was executed in December 2017 and has a term of six months. We also have office space in Toronto, Ontario, Canada, where we occupy office space under a lease that is on a month-to-month basis unless terminated by either party with the requisite notice. We believe that our existing facilities are adequate to meet our current needs, and that suitable additional alternative spaces will be available in the future on commercially reasonable terms.

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
Our common stock trades on the Nasdaq Global Market under the symbol “EBIO”. The following table sets forth for the period indicated the high and low sale prices per share for our common stock as reported on the Nasdaq Global Market for the period indicated:

	Market Price
	High	Low
First quarter 2016	$3.00	$0.25
Second quarter 2016	$3.80	$0.31
Third quarter 2016	$5.97	$1.58
Fourth quarter 2016	$3.23	$1.32
First quarter 2017	$2.50	$1.80
Second quarter 2017	$2.54	$1.31
Third quarter 2017	$1.84	$0.90
Fourth quarter 2017	$1.70	$0.62
As of March 30, 2018, we had 33 holders of record of our common stock. This number does not include beneficial owners whose shares were held in street name.
We have never declared or paid any cash dividends on our common stock. We currently intend to retain future earnings to fund the development and growth of our business. We do not expect to pay any cash dividends in the foreseeable future.
Recent Sales of Unregistered Securities
During the fiscal year ended December 31, 2017, we had no sales of unregistered securities that have not been previously disclosed in a Current Report on Form 8-K or Quarterly Report on Form 10-Q.
Purchase of Equity Securities
We did not purchase any of our registered equity securities during the period covered by this Annual Report on Form 10-K.

Item 6.	Selected Financial Data.

Not applicable.

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
Overview
We are a biologics oncology company focused primarily on designing, engineering and developing targeted protein therapeutics. Our TPTs are single-protein therapeutics composed of targeting moieties genetically fused via linker domains to cytotoxic protein payloads that are produced through our proprietary recombinant one-step manufacturing process. We target tumor cell surface antigens that allow for rapid internalization into the targeted cancer cell and have limited expression on normal cells. We have designed our TPTs to overcome the fundamental efficacy and safety challenges inherent in existing antibody drug conjugates, or ADCs, where a payload is chemically attached to a targeting antibody.
Our most advanced product candidate is Vicinium, which is a locally-administered TPT. In a completed Phase 2 clinical trial, of the 45 evaluable subjects treated with Vicinium, 40% achieved a complete response or no evidence of disease at three months while 16% remained disease-free for at least 18 months. In the third quarter of 2015, we, through our subsidiary Viventia, commenced in the United States and Canada a Phase 3 clinical trial of Vicinium for the treatment of subjects with high-grade NMIBC. We completed enrollment in this clinical trial in March 2018 and anticipate reporting topline three-month data in mid-2018 and topline twelve-month data in the second quarter of 2019. In June 2017, we entered into a Cooperative Research and Development Agreement, or CRADA, with the National Cancer Institute, or NCI, for the development of Vicinium in combination with AstraZeneca’s immune checkpoint inhibitor, durvalumab, for the treatment of NMIBC. Under the terms of the CRADA, the NCI will conduct a Phase 1 clinical trial in subjects with high-grade NMIBC to evaluate the safety, efficacy and biological correlates of Vicinium in combination with durvalumab.
Our second most advanced product candidate is Proxinium, a locally-administered TPT intended for the treatment of squamous cell carcinoma of the head and neck, or SCCHN. In our two Phase 1 clinical trials, 53% of evaluable subjects treated with Proxinium demonstrated antitumor activity with with epithelial cell adhesion molecule, or EpCAM-expressing tumors as assessed by investigator’s clinical measurements, the investigator’s overall assessment including qualitative changes, and assessment of available radiologic data. In addition, three out of the four subjects with complete responses of injected tumors had regression or complete resolution of adjacent non injected lesions. In a Phase 2 clinical trial, we observed tumor shrinkage in 10 of the 14 evaluable subjects (71.4%). We intend to initiate a Phase 1/2a clinical trial that will explore the potential of Proxinium in combination with a checkpoint inhibitor for the treatment of SCCHN and are actively seeking partners for a combination program. In addition to our locally-administered TPTs, our pipeline also includes systemically-administered TPTs in development. Our systemically-administered TPTs are built around our proprietary de-immunized variant of the plant-derived cytotoxin bouganin, or deBouganin. Our lead systemically-administered product candidate, VB6-845d, is being developed for the treatment of multiple types of EpCAM-positive solid tumors. VB6-845d is administered by intravenous infusion. A Phase 1 clinical trial conducted with VB6-845, the prior version of VB6-845d, revealed no clinically relevant immune response to the deBouganin payload. We plan on submitting an IND with VB6-845d, once funding or a partner is secured for this program.
We have deferred further development of Proxinium and VB6-845d in order to focus our efforts and our resources on our ongoing development of Vicinium. We are also exploring collaboration agreements for Vicinium, Proxinium and VB6-845d.
Our locally-administered TPTs contain a targeting moiety that is designed to bind to EpCAM, which is a protein over expressed in many cancers. This targeting moiety is genetically fused to a truncated form of ETA, which is an immunogenic cytotoxic protein payload that is produced by the bacterial species, Pseudomonas. These product candidates are designed to bind to EpCAM on the surface of cancer cells. The TPT-EpCAM complex is subsequently internalized into the cell and, once inside the cell, the TPT is cleaved by a cellular enzyme to release the cytotoxic protein payload, thus enabling cancer cell-killing. We believe that our TPTs designed for local administration may not only directly kill cancer cells through a targeted delivery of a cytotoxic protein payload, but also potentiate an anti-cancer therapeutic immune response in cancer cells near the site of administration. This immune response is believed to be triggered by both the immunogenic cell death of the cancer cells due to our payload's mechanism of action and the subsequent release of tumor antigens and the immunologically active setting created by the nature of the cytotoxic protein payloads.
Our early pipeline product candidate, VB6-845d, was being developed for systemic administration as a treatment for multiple types of EpCAM-positive solid tumors. VB6-845d is a TPT consisting of an EpCAM targeting Fab genetically linked to deBouganin, a novel plant derived cytotoxic payload that we have optimized for minimal immunogenic potential.
We were incorporated and commenced active operations in early 2008, and our operations to date have been limited to organizing and staffing our company, acquiring rights to intellectual property, business planning, raising capital, developing our technology, identifying potential product candidates, undertaking pre-clinical studies and conducting clinical trials. To date, we have financed our operations primarily through private placements of our common stock and preferred stock and convertible bridge notes, venture debt borrowings, our IPO, and secondary offering, sales effected in an “at-the-market” facility through our agent, Cowen and Company, LLC, or Cowen, from the License Agreement with Roche, and, to a lesser extent, from our former collaboration agreement with ThromboGenics N.V., or ThromboGenics. We have devoted substantially all of our financial resources and efforts to research and development activities. We have not completed development of any of our product candidates. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year.
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
Liquidity
Since inception, we have incurred significant operating losses and expect to continue to incur operating losses for the foreseeable future. We had a net loss of $29.0 million for the year ended December 31, 2017 and a net loss of $33.5 million for the year ended December 31, 2015. For the year ended December 31, 2016, we had net income of $1.9 million due to the $29.6 million of revenue from the License Agreement. As of December 31, 2017, we had an accumulated deficit of $152.3 million.
On November 1, 2017, we raised approximately $7.0 million of net proceeds from the sale of 5,525,000 units (each unit consisting of one share of common stock and one common warrant to purchase one share of common stock) and 4,475,000 pre-funded units (each pre-funded unit consisting of one pre-funded warrant to purchase one share of common stock and one common warrant to purchase one share of common stock) at a purchase price of $0.80 per unit and $0.79 per pre-funded unit, which we refer to as the November 2017 Financing. Each common warrant contained in a unit or pre-funded unit has an exercise price of $0.80 per share and is exercisable immediately and will expire five years from the date of issuance. Each pre-funded warrant contained in a pre-funded unit was exercisable for one share of common stock and the exercise price was $0.01 per share. As of December 31, 2017, all of the pre-funded warrants sold in connection with the November 2017 Financing had been exercised by the holders of such pre-funded warrants, resulting in net proceeds to us of $45,000. These proceeds, however, exclude any amounts that will be received from the exercise of the common warrants, if any.
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
Our future capital requirements will depend on many factors, including:

•	the scope, initiation, progress, timing, costs and results of pre-clinical development and laboratory testing and clinical trials for our product candidates;

•	our ability to establish collaborations on favorable terms, if at all, particularly manufacturing, marketing and distribution arrangements for our product candidates;

•	the costs and timing of the implementation of commercial-scale manufacturing activities;

•	the costs and timing of establishing sales, marketing and distribution capabilities for our product candidates for which we may receive regulatory approval;

•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims;

•	our obligation to make milestone, royalty and other payments to third-party licensors under our licensing agreements;

•	the extent to which we in-license or acquire rights to other products, product candidates or technologies;

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
We believe that our cash and cash equivalents of $14.7 million as of December 31, 2017, plus the approximately $9 million of net proceeds we received in the March 2018 Financing, will be sufficient to fund our current operating plan into early-2019; however, we have based this estimate on assumptions that may prove to be wrong, and our capital resources may be utilized faster than we currently expect.
Financial Operations Overview
Revenue

To date, we have not generated any revenues from the sale of products. Substantially all of our revenue to date has been derived from the License Agreement with Roche and, to a lesser extent, from our former collaboration with ThromboGenics. We do not expect to generate significant product revenue unless and until we obtain marketing approval for, and commercialize our product candidates.
Under the terms of the License Agreement with Roche, Roche paid an upfront license fee of $7.5 million and a development milestone payment of $22.5 million as a result of the IND application for EBI-031 becoming effective.We are also entitled to receive up to an additional $240.0 million upon the achievement of other specified regulatory, development and commercial milestones, as well as royalties based on net sales of potential future products containing EBI-031 or any other potential future products containing other IL-6 compounds. The next licensing milestone payment expected from Roche, if any, will be triggered upon commencement of a Phase 2 clinical trial.
Under the collaboration and license agreement with ThromboGenics, which we entered into in May 2013, we and ThromboGenics collaborated to seek to identify protein or peptide therapeutics that directly modulate any of a specified set of targets in a novel pathway in retinal disease. In connection with the agreement, ThromboGenics paid us an upfront technology licensing fee of $1.75 million and paid us to perform activities under the agreement at a set rate per full-time equivalent person working on collaboration activities. On August 1, 2016, we received notice from ThromboGenics of ThromboGenics’s termination, effective as of October 31, 2016, of the agreement.
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
We allocate direct research and development expenses, consisting principally of external costs, such as fees paid to investigators, consultants, central laboratories and CROs in connection with our clinical trials, and costs related to manufacturing or purchasing clinical trial materials, to specific product programs. We do not allocate employee and contractor-related costs, costs associated with our platform and facility expenses, including depreciation or other indirect costs, to specific product programs because these costs are deployed across multiple product programs under research and development and, as such, are separately classified. The table below provides research and development expenses incurred for our Vicinium, Proxinium, VB6-845d, EBI-031 and isunakinra product programs and other expenses by category. Based on negative results for our completed Phase 3 clinical trials in dry eye disease and allergic conjunctivitis, we are no longer developing isunakinra. We have deferred further development of Proxinium and VB6-845d in order to focus our efforts and our resources on our ongoing development of Vicinium. Since the acquisition of Viventia, our research and development expenses have been related primarily to the development of Vicinium. We expect our research and development expenses for Vicinium will continue to increase during subsequent periods. We did not allocate research and development expenses to any other specific product programs during the periods presented:

	Year ended December 31,
	2017	2016*	2015
	(in thousands)
Programs:
Vicinium (1)	$6,974	$1,564	$—
Proxinium (2)	—	—	—
VB6-845d (2)	—	—	—
EBI-031 (3)	—	2,996	5,384
Isunakinra/EBI-005 (4)	—	1,653	14,455
Total direct program expenses	6,974	6,213	19,839
Personnel and other expenses:
Employee and contractor-related expenses	3,871	5,863	4,762
Platform-related lab expenses	455	479	620
Facility expenses	398	561	536
Other expenses	812	363	579
Total personnel and other expenses	5,536	7,266	6,497
Total research and development expenses	$12,510	$13,479	$26,336
(1) We expect our development activities for Vicinium will increase significantly during subsequent periods.
(2) We have deferred further development of Proxinium and VB6-845d in order to focus our efforts and our resources on our ongoing development of Vicinium.
(3) Beginning August 16, 2016, Roche is responsible for all development costs for EBI-031.
(4) Our development activities for isunakinra are no longer ongoing as of December 31, 2016.
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
Changes in Fair Value of Contingent Consideration
In connection with the acquisition of Viventia, we recorded contingent consideration pertaining to the amounts potentially payable to Viventia's shareholders pursuant to the terms of the share purchase agreement. The fair value of contingent consideration is assessed at each balance sheet date and changes, if any, to the fair value are recognized within the consolidated statements of operations and comprehensive income (loss).
Other Income (Expense), Net
Other income and expense consists primarily of interest income earned on cash and cash equivalents, interest expense on outstanding debt, the gain or loss associated with the change in the fair value of our common stock warrant liability that are carried at fair value, the loss on extinguishment of debt.

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
Revenue Recognition
We recognize revenue in accordance with Accounting Standards Codification, or ASC, Topic 605, Revenue Recognition, and evaluate multiple-element arrangements based on the guidance in ASC Topic 605-25, Revenue Recognition-Multiple-Element Arrangements, or ASC 605-25. Revenues from license arrangements are recognized when persuasive evidence of an arrangement exists, delivery of goods or services has occurred, including title to the product, and associated risk of loss has passed to the customer, the price is fixed or determinable, collection from the customer has been reasonably assured, all performance obligations have been met, and any associated reductions of revenue can be reasonably estimated. We license certain rights to our product candidates to third parties. Activities under licensing agreements are evaluated to determine if they represent a multiple element arrangement. We identify the deliverables included within the agreement and evaluate which deliverables represent separate units of accounting. We account for those components as separate units of accounting if the following two criteria are met:

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
Stock-based Compensation

We account for all stock-based compensation payments to employees, directors and non-employees using an option pricing model for estimating fair value. Accordingly, stock-based compensation expense is measured based on the estimated fair value of the awards on the date of grant, and prior to January 1, 2017, net of estimated forfeitures. We recognize stock-based compensation expense over the period during which the recipient renders the required services to us using the straight-line method. In accordance with authoritative guidance, we remeasure the fair value of non-employee stock-based awards as the awards vest, and recognize the resulting value, if any, as expense during the period the related services are rendered (A).
(A) For awards with performance conditions, we recognize expense when the condition is probable of achievement, over the implied service period of the award.
Significant Factors, Assumptions and Methodologies Used in Determining Fair Value
We apply the fair value recognition provisions of ASC Topic 718, Compensation-Stock Compensation, or ASC 718. Determining the amount of stock-based compensation to be recorded requires us to develop estimates of the fair value of stock options as of their grant date. We recognize stock-based compensation expense for service-based awards ratably over the requisite service period, which in most cases is the vesting period of the award. Calculating the fair value of stock-based awards requires that we make subjective assumptions.
We use the Black-Scholes option pricing model to value our stock option awards. Use of this valuation methodology requires that we make assumptions as to the volatility of our common stock, the expected term of our stock options, the risk free interest rate for a period that approximates the expected term of our stock options and our expected dividend yield. As we have only been a public company since December 2014, we do not have sufficient history to estimate the volatility of our common stock price or the expected life of the options. We calculate expected volatility based on reported data for similar publicly traded companies for which historical information is available and will continue to do so until the historical volatility of our common stock is sufficient to measure expected volatility for future option grants. During the periods we were a privately held company with a limited operating history, we utilized data from a representative group of public companies to estimate expected stock price volatility. We selected companies from the biopharmaceutical industry with similar characteristics to us, including those at a similar stage of development and with a similar therapeutic focus.
We use the “simplified method” to estimate the expected term of stock option grants to employees. Under this approach, the weighted-average expected life is presumed to be the average of the contractual term (ten years) and the vesting term (generally four years) of our stock options, taking into consideration multiple vesting tranches. We utilize this method due to a lack of historical exercise data. We have never paid, and do not anticipate paying, any cash dividends in the foreseeable future, and therefore use an expected dividend yield of zero in the option-pricing model. The risk-free rate is based on the yield curve of U.S. Treasury securities with periods commensurate with the expected term of the options being valued. The fair value of each stock option granted to employees and directors is estimated on the date of grant using the Black-Scholes option-pricing model based on the assumptions noted in the following table:

Year Ended December 31,
	2017	2016	2015
Risk-free interest rate	1.88 - 2.04%	1.23 - 2.38%	1.42 - 1.92%
Expected dividend yield	—%	—%	—%
Expected term (in years)	5.3 - 6	5.5 - 6	5.75 - 6
Expected volatility	75.4 - 86.66%	71.44 - 92.09%	69.06 - 74.11%
Prior to January 1, 2017, we were also required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from our estimates. We used historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that were expected to vest. To the extent that actual forfeitures differed from our estimates, the difference was recorded as a cumulative adjustment in the period the estimates were revised. Stock-based compensation expense recognized in the financial statements is based on awards that ultimately vest.
Business Combinations
On September 20, 2016, we completed our acquisition of Viventia for total consideration of $45.1 million, consisting of common stock consideration of $13.5 million and contingent consideration with a fair value of $31.6 million. Future changes in our estimates of contingent consideration may impact research and development expense in future periods. The estimated fair value of the contingent consideration is based upon significant assumptions regarding probabilities of successful achievement of related milestones, the estimated timing in which the milestones are achieved and discount rates. The estimated fair value could materially differ from actual values or fair values determined using different assumptions.
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
The purchase accounting for our acquisition of Viventia was finalized during the third quarter of 2017. We valued the acquired assets and liabilities based on their estimated fair values as of September 20, 2016, or the Acquisition Date. The fair values included in the consolidated balance sheet as of December 31, 2017 are based on our best estimates. The consideration for the Acquisition and the final allocation of the purchase consideration presented has been updated from the amounts previously disclosed to reflect new information related to facts and circumstances which existed as of the Acquisition Date. The changes in assumptions were primarily due to additional information gathered regarding the potential market for Vicinium outside of the U.S., which resulted in adjustments to the fair value of contingent consideration as of the Acquisition Date and the in-process research and development assets for Vicinium in the E.U. and the rest of world. The assumptions related to the U.S. market were not updated as sufficient information had previously been gathered to support this estimate. The update of these assumptions also had an effect on the discount rate and certain other valuation assumptions used to value the acquired assets due to an adjustment in our specific risk factors, which effected the in-process research and development assets for Vicinium in the U.S., E.U., and the rest of world. As a result of these changes, we updated (1) the fair value of the in-process research and development assets for Vicinium, which resulted in a reduction in the fair value of the in-process research and development asset for Vicinium in the rest of the world to a di minimus amount, (2) the fair value of the contingent consideration, and (3) the related deferred tax liability and goodwill.
Goodwill
Goodwill represents the difference between the purchase price and the fair value of the identifiable tangible and intangible net assets when accounted for using the purchase method of accounting. Goodwill is not amortized, but is reviewed for impairment. We test our goodwill for impairment annually, or whenever events or changes in circumstances indicate an impairment may have occurred, by comparing its carrying value to its implied fair value in accordance with ASC Topic 350, Intangibles - Goodwill and Other, or ASC 350. Impairment may result from, among other things, deterioration in the performance of the acquired asset, adverse market conditions, adverse changes in applicable laws or regulations and a variety of other circumstances. If we determine that an impairment has occurred, a write-down of the carrying value and an impairment charge to operating expenses in the period the determination is made is recorded. In evaluating the carrying value of goodwill, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the reporting unit. Changes in strategy or market conditions could significantly impact those judgments in the future and require an adjustment to the recorded balance. We have not recognized any impairment charges related to goodwill.
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
Results of Operations
Comparison of the Years Ended December 31, 2017 and 2016

	Year ended December 31,
	2017	2016	Change
	(in thousands)
Revenue:
Collaboration revenue	$—	$406	$(406)
License revenue	425	29,575	(29,150)
Total revenue	425	29,981	(29,556)
Operating expenses:
Research and development	12,510	13,479	(969)
General and administrative	8,070	14,736	(6,666)
Loss (gain) from change in fair value of contingent consideration	9,100	(1,100)	10,200
Total operating expenses	29,680	27,115	2,565
(Loss) income from operations	(29,255)	2,866	(32,121)
Other income (expense), net	226	(970)	1,196
Net (loss) income before income taxes	(29,029)	1,896	(30,925)
Provision for income taxes	—	5	(5)
Net (loss) income and comprehensive (loss) income	$(29,029)	$1,891	$(30,920)
Revenue. Revenue was $0.4 million for the year ended December 31, 2017 compared to $30.0 million for the year ended December 31, 2016. The decrease was due primarily to a decrease in license revenue as we recognized the upfront license fee and development milestone payment under the License Agreement with Roche, relating to the execution of the License Agreement and the successful submission of the IND application for EBI-031, as well as a decrease in collaboration revenue from our terminated collaboration with ThromboGenics. This decrease was partially offset by revenue recognized under the License Agreement with Roche in 2017 relating to the transfer of pre-clinical inventory to Roche.

Research and development expenses. Research and development expenses were $12.5 million for the year ended December 31, 2017 compared to $13.5 million for the year ended December 31, 2016. The decrease of $1.0 million was due primarily to a decrease in EBI-031 related development expenses of $3.0 million due to the License Agreement with Roche in which Roche is responsible for all on-going development expenses, as well as a decrease of $1.7 million of isunakinra-related development expenses, which development activities are no longer ongoing. These decreases were partially offset by increases in Vicinium related development expenses since the Acquisition Date of $5.4 million. In addition, employee and contractor-related expenses, including stock-based compensation and severance, were $3.9 million for the year ended December 31, 2017 compared to $5.9 million for the year ended December 31, 2016.
General and administrative expenses. General and administrative expenses were $8.1 million for the year ended December 31, 2017 compared to $14.7 million for the year ended December 31, 2016. The decrease of $6.7 million was due primarily to a reduction of professional fees as well as salaries and related costs for personnel, including stock-based compensation. For the year ended December 31, 2016, we had higher professional fees related to the License Agreement with Roche, our 2016 review of strategic alternatives and the acquisition of Viventia. In addition, for the year ended December 31, 2016, we had higher severance costs related to the acquisition of Viventia.
Loss (gain) from change in fair value of contingent consideration. The change in fair value of contingent consideration was $10.2 million for the year ended December 31, 2017 compared to the year ended December 31, 2016 due primarily to updates in projected revenue assumptions related to Vicinium.
Other income (expense), net. Other income (expense), net was $0.2 million for the year ended December 31, 2017 compared to $(1.0) million for the year ended December 31, 2016. The change of $1.2 million was due primarily to the loss on extinguishment of debt in 2016 associated with the prepayment of the loan with Silicon Valley Bank, or SVB as well as the interest expense incurred until the loan was prepaid.
Comparison of the Years Ended December 31, 2016 and 2015

	Year ended December 31,
	2016	2015	Change
	(in thousands)
Revenue:
Collaboration revenue	$406	$490	$(84)
License revenue	29,575	500	29,075
Total revenue	29,981	990	28,991
Operating expenses:
Research and development	13,479	26,336	(12,857)
General and administrative	14,736	9,850	4,886
Gain from change in fair value of contingent consideration	(1,100)	—	(1,100)
Total operating expenses	27,115	36,186	(9,071)
Income (loss) from operations	2,866	(35,196)	38,062
Other income (expense), net	(970)	1,744	(2,714)
Net income (loss) before income taxes	1,896	(33,452)	35,348
Provision for income taxes	5	$—	5
Net income (loss) and comprehensive income (loss)	$1,891	$(33,452)	$35,343
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
Gain from change in fair value of contingent consideration. The change in fair value of contingent consideration was $(1.1) million for the year ended December 31, 2016 due primarily to the increase in the discount rate. There was no change in the fair value of the contingent consideration for the year ended December 31, 2015.
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
Liquidity and Capital Resources
Sources of Liquidity
Since inception, we have incurred significant operating losses and expect to continue to incur operating losses for the foreseeable future. Substantially all of our revenue to date has been from the License Agreement and, to a lesser extent, from our former collaboration agreement with ThromboGenics. To date, we have financed our operations primarily through private placements of our common stock, preferred stock and bridge notes convertible into our preferred stock, venture debt borrowings, our IPO and secondary offering, sales effected in an “at-the-market” facility through our agent, Cowen, the License Agreement with Roche and, to a lesser extent, from our former collaboration agreement with ThromboGenics.
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
On November 1, 2017, we raised approximately $7.0 million of net proceeds from the sale of 5,525,000 units (each unit consisting of one share of common stock and one common warrant to purchase one share of common stock) and 4,475,000 pre‑funded units (each pre-funded unit consisting of one pre-funded warrant to purchase one share of common stock and one common warrant to purchase one share of common stock) at a purchase price of $0.80 per unit and $0.79 per pre-funded unit. Each common warrant contained in a unit or a pre-funded unit has an exercise price of $0.80 per share and is exercisable immediately and will expire five years from the date of issuance. Each pre-funded warrant contained in a pre-funded unit was exercisable for one share of common stock and the exercise price was $0.01 per share. As of December 31, 2017, all of the pre-funded warrants sold in connection with the November 2017 Financing had been exercised by the holders of such pre-funded warrants, resulting in net proceeds to us of $5,000. Additionally, on March 23, 2018, we raised approximately $9.0 million of net proceeds from the sale of 7,968,128 shares of common stock at a purchase price of $1.13 per share and a concurrent sale of sold warrants to purchase 7,968,128 shares of common stock at a purchase price of $0.125 per warrant. The warrants are exercisable immediately upon issuance at an exercise price equal to $1.20 per share of common stock, subject to adjustments as provided under the terms of the warrants.
Cash Flows

As of December 31, 2017, we had cash and cash equivalents of $14.7 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, with a view primarily to liquidity and capital preservation.
The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Year ended December 31,
	2017	2016	2015
	(in thousands)
Net cash provided by (used in):
Operating activities	$(17,765)	$2,622	$(34,529)
Investing activities	98	461	(287)
Financing activities	7,005	(13,820)	16,836
Net (decrease) increase in cash and cash equivalents	$(10,662)	$(10,737)	$(17,980)
Operating activities. Net cash used in operating activities was $17.8 million for the year ended December 31, 2017, and consisted primarily of the net loss of $29.0 million adjusted for non-cash items, including stock-based compensation expense of $1.4 million, depreciation expense of $0.3 million, a net change of $9.1 million in the fair value of the contingent consideration and a net change in operating assets and liabilities of $0.6 million.
Net cash provided by operating activities was $2.6 million for the year ended December 31, 2016, and consisted primarily of net income of $1.9 million adjusted for non-cash items, including stock-based compensation expense of $4.0 million, depreciation expense of $0.2 million, a net change of $(0.1) million in the fair value of the warrant liability, a net change of $(1.1) million in the fair value of the contingent consideration, $0.2 million loss on extinguishment of debt and a net change in operating assets and liabilities of $(2.5) million.
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
Investing activities. Net cash provided by (used in) investing activities consists of sales and purchases of property and equipment. For the year ended December 31, 2017, we had cash proceeds from the sale of property and equipment of $0.1 million. For the year ended December 31, 2016, we had cash proceeds from the sale of property and equipment of $0.3 million. We also acquired $0.1 million of cash from the acquisition of Viventia. For the year ended December 31, 2015, we purchased $0.3 million of property and equipment.
Financing activities. Net cash provided by financing activities for the year ended December 31, 2017 consisted of the $7.0 million proceeds from our November 2017 Financing. Net cash used in financing activities for the year ended December 31, 2016 was $13.8 million and consisted primarily of repayment of outstanding debt obligations. On March 1, 2016, we prepaid all outstanding amounts owed to SVB and terminated our loan agreement with SVB. This was partially offset by proceeds from the exercise of stock options of $0.3 million. Net cash provided by financing activities for the year ended December 31, 2015 was $16.8 million and consisted primarily of net proceeds of $12.7 million from the issuance of common stock in connection with sales effected in an “at-the-market” facility through our agent, Cowen, and $5.0 million from additional borrowings under our loan with SVB. These amounts were partially offset by payments of notes payable of $0.9 million.
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
We believe that our cash and cash equivalents of $14.7 million as of December 31, 2017, plus the approximately $9 million of estimated net proceeds we received from the March 2018 Financing, will be sufficient to fund our current operating plan into early-2019; however, we have based this estimate on assumptions that may prove to be wrong, and our capital resources may be utilized faster than we currently expect.
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
Contractual Obligations and Commitments
The following table summarizes our contractual obligations at December 31, 2017:

	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
	(in thousands)
Operating lease obligations (1)	$1,017	$429	$588	$—	$—
License maintenance fees (2)	1,175	185	555	435	—
Total fixed contractual obligations	$2,192	$614	$1,143	$435	$—
(1) We lease our manufacturing facility located in Winnipeg, Manitoba Canada, which consists of an approximately 31,400 square foot manufacturing, laboratory, warehouse and office facility, under a five-year renewable lease through September 2020. The monthly rent for this office space is approximately $28,000 per month. We entered into a short-term lease for office space in Willow Grove, PA, under a one-year lease that was executed in May 2017. The monthly rent for this office space is approximately $2,000 per month. We entered into a six-month lease for office space in Philadelphia, PA, that was executed in December 2017 and has a monthly rent of approximately $7,000 per month. We entered into a fourth-month lease for office space in Cambridge, MA, that was executed in October 2017 and has a monthly rent of approximately $11,000 per month.
(2) We have entered into various license agreements that, upon successful clinical development, contingently trigger payments upon achievement of certain milestones, royalties and other such payments. See ‘‘License Agreements’’ below. Because the achievement of these milestones are uncertain, the amounts have not been included.
We enter into agreements in the normal course of business with CROs for clinical trials and with vendors for pre-clinical studies, license agreements and other services and products for operating purposes which are cancelable by us, upon prior written notice. We have an agreement with a CRO that may be terminated at any time with 30 days’ notice; however, upon termination, we would be required to pay all costs incurred by the CRO up to the termination date, plus an additional fee, which is calculated as an amount equal to either (a) 5% of the unearned fees for services as provided in the budget if we have paid 50% or more of the total fees for services as specified in the work order or (b) 3% of the amount of fees we have paid for services as of the date of termination if we have paid less than 50% of the total fees for services as specified in the work order. As of December 31, 2017, we have been invoiced $4.9 million in fees for services from this CRO, which is more than 50% of the total fees for services as specified in the current work order with this CRO. Therefore, as of December 31, 2017, we would have been required to pay a termination fee of 5% of the amount of fees as of the date of termination of this agreement, which would have equaled $229,000 as of December 31, 2017. Amounts owed to such CRO were not included in the ‘‘Contractual Obligations and Commitments’’ table above as it was considered a contingent payment as of December 31, 2017.
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
License Agreement with Merck KGaA
We have a license agreement with Merck, which grants us an exclusive license, with the right to sublicense, under certain patents and technology relating to the de-immunization of our cytotoxin Bouganin for therapeutic and in vivo diagnostic purposes in humans. The de-immunized cytotoxin is known as deBouganin and has been incorporated in to our product candidate, VB6-845d. We have the worldwide exclusive right, with the right to sublicense, under the licensed patents and technology to, among other things, make, have made, use or sell products incorporating deBouganin.
Under the agreement, we may be obligated to make milestone payments in respect of certain stages of regulatory approval reached by a product candidate generated by this technology or covered by a licensed patent, as well as royalties calculated with respect to net sales of these products.
Net Operating Loss Carryforwards
As of December 31, 2017, we had $119.3 million of U.S. federal NOL carryforwards, state NOL carryforwards of $118.5 million and U.S. federal and state research and development tax credit carryforwards of $2.0 million and $1.0 million, respectively, available to reduce future taxable income. Due to our history of losses and lack of other positive evidence, we have determined that it is more likely than not that our deferred tax assets will not be realized, and therefore, the deferred tax assets were fully reduced by a valuation allowance. These U.S. federal and state NOL carryforwards and U.S. federal and state tax credit carryforwards expire at various dates beginning in 2025 through 2037, if not utilized. Utilization of the NOLs and general business tax credits carryforwards may be subject to a substantial limitation under Sections 382 and 383 of the Internal Revenue Code of 1986 as amended, which we refer to as the Code, due to changes in ownership of our company that have occurred previously or that could occur in the future. These ownership changes may limit the amount of NOLs and general business tax credits carryforwards that can be utilized annually to reduce future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382 of the Code, results from transactions increasing the ownership of “5-percent Shareholders” (as defined in the Code) in the stock of a corporation by more than 50 percentage points over a three-year period. We have determined that it is more likely than not that our net operating and tax credit amounts disclosed above are subject to a material limitation under Section 382. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, if we generate taxable income, our ability to use our pre-change NOL and tax credits carryforwards to reduce U.S. federal and state taxable income may be subject to limitations, which could result in increased future tax liability to us.
Off-balance Sheet Arrangements
We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and are not required to provide the information under this Item.

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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.
Previously Identified Material Weaknesses
As of December 31, 2017 there was a material weakness in our controls over the financial reporting process related to business combinations. As a result of a lack of expertise in our finance and accounting group related to the accounting for business combinations, we lacked sufficient review of assumptions used and conclusions reached from the perspective of a typical market participant used in the acquisition valuation model. As a result, our management concluded that our internal control over financial reporting was not effective as of December 31, 2017.
Remediation Status
We have implemented or have plans to implement changes to our internal control over financial reporting to address the material weakness. These actions included the engagement of independent consultants to aid our review of business combinations.
Effective as of October 20, 2017, John McCabe resigned as our Chief Financial Officer and Richard Fitzgerald was appointed as our Interim Chief Financial Officer and on January 23, 2018, Mr. Fitzgerald was appointed as our Chief Financial Officer. In order to stabilize our remediation efforts in light of this transition, we also retained consultants to assist with the review of assumptions used and conclusions reached from the perspective of a typical market participant used in the acquisition valuation model for the final purchase price allocation. In connection with our remediation plan, we are continuing to evaluate steps to address the material weaknesses, which may include the addition of new personnel, including one or more employees to our financial and accounting group and the engagement of independent consultants to aid in the review of our financial reporting process.
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
Changes in Internal Control over Financial Reporting
Except as described above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this Item will be set forth in our 2018 Proxy Statement to be filed with the SEC within 120 days of December 31, 2017, and is incorporated into this Annual Report on Form 10-K by reference.

Item 11.	Executive Compensation.

The information required by this Item will be set forth in our 2018 Proxy Statement to be filed with the SEC within 120 days of December 31, 2017, and is incorporated into this Annual Report on Form 10-K by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item will be set forth in our 2018 Proxy Statement to be filed with the SEC within 120 days of December 31, 2017, and is incorporated into this Annual Report on Form 10-K by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item will be set forth in our 2018 Proxy Statement to be filed with the SEC within 120 days of December 31, 2017, and is incorporated into this Annual Report on Form 10-K by reference.

Item 14.	Principal Accountant Fees and Services.
The information required by this Item will be set forth in our 2018 Proxy Statement to be filed with the SEC within 120 days of December 31, 2017, and is incorporated into this Annual Report on Form 10-K by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.
(a)(1) Financial Statements
The following financial statements and supplementary data are included in Item 8 of this Annual Report on Form 10-K.
(a)(2) Exhibits
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

4.6	Form of Common Warrant. Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on November 3, 2017 (File. No. 001-36296).

4.7	Form of Warrant. Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on March 23, 2018 (File. No. 001-36296).

10.1+	Amended and Restated 2009 Stock Incentive Plan. Incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-1 filed with the SEC on December 30, 2013 (Reg. No. 333-193131).

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

10.22+	Consulting Agreement, dated October 20, 2017, by and between Eleven Biotherapeutics, Inc. and John J. McCabe.

10.23+
Employment Agreement dated September 20, 2016 between Eleven Biotherapeutics, Inc. and Stephen A. Hurly. Incorporated herein by reference to Exhibit 10.8 to our Current Report on Form 8-K filed on September 21, 2016 (File No. 001-36296).

10.24+
Employment Agreement dated September 20, 2016 between Eleven Biotherapeutics, Inc. and Arthur P. DeCillis. Incorporated herein by reference to Exhibit 10.9 to our Current Report on Form 8-K filed on September 21, 2016 (File No. 001-36296).

10.25
Agreement for Termination of Lease and Voluntary Surrender of Premises, dated October 14, 2016, between Eleven Biotherapeutics, Inc. and ARE-MA Region No. 38, LLC. Incorporated herein by reference to Exhibit 10.10 to our Quarterly Report on Form 10-Q filed on November 14, 2016 (File No. 001-36296).

10.26+
Amendment to Employment Agreement dated June 8, 2017 between Eleven Biotherapeutics, Inc. and Arthur P. DeCillis. Incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on August 14, 2017 (File No. 001-36296).

10.27+	Consulting Agreement, dated October 24, 2017, by and between Eleven Biotherapeutics, Inc. and DeCillis Consulting, LLC.

10.28+
Consulting Agreement, effective as of October 13, 2017, by and between Eleven Biotherapeutics, Inc. and Richard F. Fitzgerald. Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 13, 2017 (File No. 001-36296).

10.29+
Employment Agreement, dated January 23, 2018, by and between Eleven Biotherapeutics, Inc. and Richard F. Fitzgerald. Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 25, 2018 (File No. 001-36296).

10.30	Form of Securities Purchase Agreement. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on March 23, 2018 (File. No. 001-36296).

21.1*	Subsidiaries of Eleven Biotherapeutics, Inc.

23.1*	Consent of Ernst & Young LLP

31.1*	Rule 13a-14(a) Certification of Principal Executive Officer

31.2*	Rule 13a-14(a) Certification of Principal Financial Officer

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. §1350

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
+	This exhibit is a compensatory plan or arrangement in which our executive officers or directors participate.
†	Confidential treatment requested as to portions of the exhibit. Confidential materials omitted and filed separately with the Securities and Exchange Commission.
(a)(3) Financial Statement Schedules
Schedules are omitted because they are not applicable, or are not required, or because the information is included in the Consolidated Financial Statements and Notes thereto.

Item 16.	Form 10-K Summary.
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELEVEN BIOTHERAPEUTICS, INC.

By:	/s/ Stephen A. Hurly
Stephen A. Hurly
President and Chief Executive Officer
April 2, 2018
Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Stephen A. Hurly	Director, President and Chief Executive Officer (Principal Executive Officer)	April 2, 2018
Stephen A. Hurly

/s/ Richard F. Fitzgerald	Chief Financial Officer (Principal Financial and Accounting Officer)	April 2, 2018
Richard F. Fitzgerald

/s/ Wendy L. Dixon, Ph.D.	Chair of the Board of Directors	April 2, 2018
Wendy L. Dixon, Ph.D.

/s/ Abbie C. Celniker	Director	April 2, 2018
Abbie C. Celniker, Ph.D.

/s/ Paul G. Chaney	Director	April 2, 2018
Paul G. Chaney

/s/ Leslie Dan, B.Sc. Phm,. M.B.A., C.M.	Director	April 2, 2018
Leslie Dan, B.Sc. Phm,. M.B.A., C.M.

/s/ Jay S. Duker, M.D.	Director	April 2, 2018
Jay S. Duker, M.D.

/s/ Barry J. Gertz, M.D., Ph.D.	Director	April 2, 2018
Barry J. Gertz, M.D., Ph.D.

/s/ Jane V. Henderson	Director	April 2, 2018
Jane V. Henderson

/s/ Daniel S. Lynch	Director	April 2, 2018
Daniel S. Lynch

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Eleven Biotherapeutics, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Eleven Biotherapeutics, Inc. (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive (loss) income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

The Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, has insufficient cash resources, and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2010.
Boston, Massachusetts
April 2, 2018

ELEVEN BIOTHERAPEUTICS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$14,680	$25,342
Prepaid expenses and other current assets	301	585
Total current assets	14,981	25,927
Property and equipment, net	522	796
Restricted cash	10	10
Intangible assets	46,400	60,500
Goodwill	13,064	16,864
Other assets	120	—
Total assets	$75,097	$104,097
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$907	$1,667
Accrued expenses	3,813	1,774
Deferred revenue, current portion	—	425
Due to related party	—	114
Total current liabilities	4,720	3,980
Other liabilities	215	—
Warrant liability	—	5
Deferred tax liability	12,528	16,335
Contingent consideration	39,600	45,100
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 5,000,000 shares authorized at December 31, 2017 and 2016 and no shares issued and outstanding at December 31, 2017 and 2016	—	—
Common stock, $0.001 par value per share; 200,000,000 shares authorized at December 31, 2017 and 2016 and 34,702,565 and 24,531,964 shares issued and outstanding at December 31, 2017 and 2016, respectively	35	25
Additional paid-in capital	170,330	161,963
Accumulated deficit	(152,331)	(123,311)
Total stockholders’ equity	18,034	38,677
Total liabilities and stockholders’ equity	$75,097	$104,097
See accompanying notes.

ELEVEN BIOTHERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(in thousands, except per share data)

	Year Ended December 31,
	2017	2016	2015
Revenue:
Collaboration revenue	$—	$406	$490
License revenue	425	29,575	500
Total revenue	425	29,981	990
Operating expenses:
Research and development	12,510	13,479	26,336
General and administrative	8,070	14,736	9,850
Loss (gain) from change in fair value of contingent consideration	9,100	(1,100)	—
Total operating expenses	29,680	27,115	36,186
(Loss) income from operations	(29,255)	2,866	(35,196)
Other income (expense):
Other income (expense), net	226	(723)	3,139
Interest expense	—	(247)	(1,395)
Total other income (expense), net	226	(970)	1,744
Net (loss) income before income taxes	(29,029)	1,896	(33,452)
Provision for income taxes	—	5	—
Net (loss) income and comprehensive (loss) income	$(29,029)	$1,891	$(33,452)
Net (loss) income per share applicable to common stockholders—basic	$(1.11)	$0.09	$(1.76)
Weighted-average number of common shares used in net (loss) income per share applicable to common stockholders—basic	26,105	21,083	18,993
Net (loss) income per share applicable to common stockholders-diluted	$(1.11)	$0.09	$(1.76)
Weighted-average number of common shares used in net (loss) income per share applicable to common stockholders—diluted	26,105	21,733	18,993
See accompanying notes.

ELEVEN BIOTHERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount
	(in thousands, except share data)
Balance at December 31, 2014	17,933,260	$18	$128,558	$(91,750)	$36,826
Issuance of common stock, net of issuance costs of $819	1,446,781	2	12,648	—	12,650
Exercise of stock options and vesting of restricted stock awards	239,083	—	63	—	63
Issuance of common stock warrants in connection with notes payable	—	—	328	—	328
Stock-based compensation expense	—	—	2,529	—	2,529
Net loss	—	—	—	(33,452)	(33,452)
Balance at December 31, 2015	19,619,124	20	144,126	(125,202)	18,944
Exercise of stock options and vesting of restricted stock awards	810,538	1	268	—	269
Issuance of common stock pursuant to the ESPP	88,871	—	35	—	35
Issuance of common stock in connection with the acquisition of Viventia	4,013,431	4	13,521	—	13,525
Stock-based compensation expense	—	—	4,013	—	4,013
Net income	—	—	—	1,891	1,891
Balance at December 31, 2016	24,531,964	25	161,963	(123,311)	38,677
Cumulative effect of adoption of ASU 2016-09			(9)	9	—
Exercise of stock options and vesting of restricted stock awards	161,453	—	40	—	40
Issuance of common stock pursuant to the ESPP	9,148	—	12	—	12
Issuance of common stock and common stock warrants, net of issuance costs of $1 million	5,525,000	6	6,902	—	6,908
Exercise of pre-funded common stock warrants	4,475,000	4	41	—	45
Stock-based compensation expense	—	—	1,381		1,381
Net loss	—	—	—	(29,029)	(29,029)
Balance at December 31, 2017	34,702,565	$35	$170,330	$(152,331)	$18,034
See accompanying notes.

ELEVEN BIOTHERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2017	2016	2015
Operating activities
Net (loss) income	$(29,029)	$1,891	$(33,452)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	285	178	366
Non-cash interest expense	—	26	108
Stock-based compensation expense	1,381	4,013	2,529
Change in fair value of warrant liability	(5)	(110)	(3,104)
Loss (gain) from change in fair value of contingent consideration	9,100	(1,100)	—
Loss on extinguishment of debt	—	221	—
Gain on sale of equipment	(108)	(24)	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	164	800	110
Restricted cash	—	84	—
Accounts payable	(760)	(742)	(1,212)
Accrued expenses and other liabilities	1,746	(1,936)	226
Deferred revenue	(425)	19	(100)
Due to related party	(114)	(698)	—
Net cash (used in) provided by operating activities	(17,765)	2,622	(34,529)
Investing activities
Cash acquired in acquisition	—	136	—
Net sales (purchases) of property and equipment	98	325	(287)
Net cash provided by (used in) investing activities	98	461	(287)
Financing activities
Proceeds from issuance of notes payable, net of debt issuance costs	—	—	5,000
Payments on equipment financing and notes payable	—	(14,124)	(877)
Proceeds from issuance of common stock and common stock warrants, net of issuance costs	6,908	—	12,650
Proceeds from exercise of common stock options and common stock warrants	85	269	63
Proceeds from sale of common stock pursuant to ESPP	12	35	—
Net cash provided by (used in) financing activities	7,005	(13,820)	16,836
Net decrease in cash and cash equivalents	(10,662)	(10,737)	(17,980)
Cash and cash equivalents at beginning of period	25,342	36,079	54,059
Cash and cash equivalents at end of period	$14,680	$25,342	$36,079
Supplemental non-cash investing and financing activities
Common stock issued in connection with the acquisition (Note 3)	—	13,525	—
Fair value of assets acquired and liabilities assumed in the acquisition (Note 3):
Fair value of assets acquired in the acquisition, excluding cash	$—	$79,366	$—
Fair value of liabilities assumed in the acquisition	$—	$19,777	$—
Adjustment to fair value of assets acquired and liabilities assumed during provisional period (Note 3)	$14,600	$—	$—
Issuance of warrants to purchase common stock	$2,679	$—	$328
Supplemental cash flow information
Cash paid for interest	$—	$663	$930
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
Liquidity
The Company has financed its operations to date primarily through private placements of its common stock and preferred stock, and convertible bridge notes, venture debt borrowings, its initial public offering ("IPO"), secondary offerings, sales effected in an "at-the-market" offering, and the License Agreement with Roche. As of December 31, 2017, the Company had cash and cash equivalents totaling approximately $14.7 million, net working capital of $10.3 million and an accumulated deficit of $152.3 million.
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
To date, the Company has no revenue from product sales and management expects continuing operating losses in the future. As of December 31, 2017, the Company had available cash and cash equivalents of $14.7 million, and raised an additional $9.0 million in estimated net proceeds upon the issuance of common stock and warrants in follow–on offerings in March 2018, which it believes is not sufficient to fund the Company's current operating plan for at least twelve months after the date the consolidated financial statements are issued. Management expects to seek additional funds through equity or debt financings or through additional collaboration, licensing transactions or other sources. The Company may be unable to obtain equity or debt financings or enter into additional collaboration or licensing transactions and, if necessary, the Company will be required to implement cost reduction strategies. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

ELEVEN BIOTHERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Stock-Based Compensation
The Company accounts for its stock-based compensation awards in accordance with ASC Topic 718, Compensation—Stock Compensation (“ASC 718”). ASC 718 requires all stock-based payments to employees and directors, including grants of employee stock options, to be recognized as expense in the consolidated financial statements based on their grant date fair values. For stock options granted to employees and to members of the Board for their services on the Board, the Company estimates the grant date fair value of each option award using the Black-Scholes option-pricing model. The use of the Black-Scholes option-pricing model requires management to make assumptions with respect to the expected term of the option, the expected volatility of the common stock consistent with the expected life of the option, risk-free interest rates and expected dividend yields of the common stock. For awards subject to service-based vesting conditions, the Company recognizes stock-based compensation expense equal to the grant date fair value of the stock options on a straight-line basis over the requisite service period. Forfeitures are recognized as they occur. For awards subject to performance-based vesting conditions, the Company recognizes stock-based compensation expense using an accelerated recognition method.

ELEVEN BIOTHERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
During the years ended December 31, 2017, 2016 and 2015, the Company recorded stock-based compensation expense, which was allocated as follows in the consolidated statements of operations and comprehensive (loss) income (in thousands):

	Year Ended December 31,
	2017	2016	2015
Research and development expense	$404	$1,455	$1,032
General and administrative expense	977	2,558	1,497
	$1,381	$4,013	$2,529
No related tax benefits were recognized for the years ended December 31, 2017, 2016 and 2015.
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
The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740, Income Taxes. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. As of December 31, 2017 and 2016, the Company did not have any significant uncertain tax positions.
Comprehensive (Loss) Income
Comprehensive (loss) income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the years ended December 31, 2017, 2016 and 2015, comprehensive (loss) income was equal to net (loss) income.
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

ELEVEN BIOTHERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
The following table summarizes the assets and liabilities measured at fair value on a recurring basis at December 31, 2017 (in thousands):

Description	December 31, 2017	Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$14,680	$14,680	$—	$—
Restricted cash	10	10	—	—
Total assets	$14,690	$14,690	$—	$—
Liabilities:
Contingent consideration	39,600	—	—	39,600
Total liabilities	$39,600	$—	$—	$39,600
The following table summarizes the assets and liabilities measured at fair value on a recurring basis at December 31, 2016 (in thousands):

Description	December 31, 2016	Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$25,342	$25,342	$—	$—
Restricted cash	10	10	—	—
Total assets	$25,352	$25,352	$—	$—
Liabilities:
Warrant liability	$5	$—	$—	$5
Contingent consideration	45,100	—	—	45,100
Total liabilities	$45,105	$—	$—	$45,105
The carrying amounts reflected in the balance sheets for prepaid expenses and other current assets, other assets, accounts payable and accrued expenses approximate their fair values at December 31, 2017 and 2016, due to their short-term nature.
There have been no changes to the valuation methods used during the years ended December 31, 2017 and 2016. The Company evaluates transfers between levels at the end of each reporting period. There were no transfers of assets or liabilities between levels during the years ended December 31, 2017 and 2016.
Property and Equipment

ELEVEN BIOTHERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Indefinite-Lived Intangible Assets
In accordance with ASC Topic 350, Intangibles — Goodwill and Other (“ASC 350”), during the period that an asset is considered indefinite-lived, such as in-process research and development (“IPR&D”), it will not be amortized. Acquired IPR&D represents the fair value assigned to research and development assets that have not reached technological feasibility. The value assigned to acquired IPR&D is determined by estimating the costs to develop the acquired technology into commercially viable products, estimating the resulting revenue from the projects, and discounting the net cash flows to present value. The revenue and costs projections used to value acquired IPR&D are, as applicable, reduced based on the probability of success of developing a new drug. Additionally, the projections consider the relevant market sizes and growth factors, expected trends in technology, and the nature and expected timing of new product introductions by the Company and its competitors. The rates utilized to discount the net cash flows to their present value are commensurate with the stage of development of the projects and uncertainties in the economic estimates used in the projections. Upon the acquisition of IPR&D, the Company completes an assessment of whether its acquisition constitutes the purchase of a single asset or a group of assets. Multiple factors are considered in this assessment, including the nature of the technology acquired, the presence or absence of separate cash flows, the development process and stage of completion, quantitative significance and the rationale for entering into the transaction. Indefinite-lived assets are maintained on the Company’s consolidated balance sheet until either the project underlying it is completed or the asset becomes impaired. Indefinite-lived assets are tested for impairment on an annual basis, or whenever events or changes in circumstances indicate the reduction in the fair value of the IPR&D asset is below its respective carrying amount. If the Company determines that an impairment has occurred, a write-down of the carrying value and an impairment charge to operating expenses in the period the determination is made is recorded. When development of an IPR&D asset is complete the associated asset would be deemed finite-lived and would then be amortized over its respective estimated useful life at that point.
Goodwill
Goodwill represents the difference between the purchase price and the fair value of the identifiable tangible and intangible net assets when accounted for using the purchase method of accounting. Goodwill is not amortized, but is reviewed for impairment. The Company tests its goodwill for impairment annually, or whenever events or changes in circumstances indicate an impairment may have occurred, by comparing its carrying value to its implied fair value in accordance with ASC 350. Impairment may result from, among other things, deterioration in the performance of the acquired asset, adverse market conditions, adverse changes in applicable laws or regulations and a variety of other circumstances. If the Company determines that an impairment has occurred, a write-down of the carrying value and an impairment charge to operating expenses in the

ELEVEN BIOTHERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

period the determination is made is recorded. In evaluating the carrying value of goodwill, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the reporting unit. Changes in strategy or market conditions could significantly impact those judgments in the future and require an adjustment to the recorded balances.
Impairment of Long-Lived Assets
The Company periodically evaluates its long-lived assets for potential impairment in accordance with ASC Topic 360, Property, Plant and Equipment. Potential impairment is assessed when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Recoverability of these assets is assessed based on undiscounted expected future cash flows from the assets, considering a number of factors, including past operating results, budgets and economic projections, market trends and product development cycles. If impairments are identified, assets are written down to their estimated fair value. The Company recognized a de minimis amount of impairment charges in the year ended December 31, 2017 related to the strategic restructuring of the Company in August 2017. The Company did not recognize any impairment charges for charges for the years ended December 31, 2016 and 2015.
Warrant Liability
The Company accounts for warrant instruments that either conditionally or unconditionally obligate the issuer to transfer assets as liabilities regardless of the timing of the redemption feature or price, even though the underlying shares may be classified as permanent or temporary equity. These warrants were subject to revaluation at each balance sheet date, and any changes in fair value were recorded as a component of other income (expense), until the earlier of their exercise or expiration or upon the completion of a liquidation event. The following table sets forth a summary of changes in the fair value of the Company’s common stock warrant liability:

Beginning balance, January 1, 2017	$5
Change in fair value of common stock warrants included in other income (expense)	(5)
Ending balance, December 31, 2017	$—
These warrants expired un-exercised in December 2017.
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

ELEVEN BIOTHERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Beginning balance, January 1, 2017	$45,100
Provisional purchase price accounting adjustment (Note 3)	(14,600)
Loss from change in fair value of contingent consideration	9,100
Ending balance, December 31, 2017	$39,600
The fair value of the Company’s contingent consideration was determined using probabilities of successful achievement of regulatory milestones and commercial sales, the period in which these milestones and sales are expected to be achieved ranging from 2020 to 2033, the level of commercial sales of Vicinium, and discount rates ranging from 9.3% to 11.5% as of December 31, 2016 and 8.3% to 10.5% as of December 31, 2017. Significant changes in any of these assumptions would result in a significantly higher or lower fair value measurement.
Segment Information
Operating segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions on how to allocate resources and assess performance. The Company views its operations and manages its business in one operating segment. The Company operates in one geographic segment. At December 31, 2017, long-lived assets comprised of property and equipment of $0.5 million and intangibles of $46.4 million are all held in Canada.
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

	Year ended December 31,
	2017	2016	2015
Stock options	—	650,109	—
	—	650,109	—
The following common stock equivalents were excluded from the calculation of diluted net (loss) income per share for the periods indicated because including them would have had an anti-dilutive effect or the exercise prices were greater than the average market price of the common shares.

	Year ended December 31,
	2017	2016	2015
Stock options	2,695,796	1,374,359	1,803,574
Unvested restricted stock	4,430	22,150	41,657
Restricted stock units	—	3,333	150,932
Common stock warrants	10,055,000	926,840	926,840
	12,755,226	2,326,682	2,923,003

ELEVEN BIOTHERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Recently Issued Accounting Pronouncements
In May 2014, the FASB issued ASU No. 2014-09, codified as Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers ("ASC 606"), which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. The new standard will be effective on January 1, 2018. ASC 606 allows for either a full retrospective adoption, in which the standard is applied to all of the periods presented, or a modified retrospective application, in which the standard is applied to the most current period presented in the financial statements. The Company expects to adopt this standard using the modified retrospective approach. All of the revenue generated in the year ended December 31, 2017 was from the Company’s license arrangement with Roche. It is expected that the evaluation of variable consideration, and in particular, milestone payments due from Roche will require further judgment to assess the timing of when to include them in the transaction price, which may result in earlier revenue recognition under ASC 606 compared to the current guidance. The Company has assessed the potential impact that ASC 606 may have on its financial position and results of operations as it relates to this arrangement but based on its preliminary assessment does not expect the adoption of ASC 606 to have a material impact on its financial position and results of operations.
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

ELEVEN BIOTHERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption during an interim period. The Company has not yet completed the analysis of how adopting this guidance will affect its consolidated financial statements.

In November 2016, the FASB issued Accounting Standards Update No. 2016-18, Restricted Cash (a consensus of the FASB Emerging Issue Task Force) (“ASU 2016-18”). This new standard addresses the diversity that exists in the classification and presentation of changes in restricted cash on the statement of cash flows. The amendments in ASU 2016-18 require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within the year of adoption, with early adoption permitted. The Company does not expect that the adoption of ASU 2016-18 will have a material impact on its consolidated financial statements.

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
In January 2017, the FASB issued Accounting Standards Update No. 2017-04, Simplifying the Test for Goodwill Impairment ("ASU 2017-04"). ASU 2017-04 simplifies the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. ASU 2017-04 is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019, and should be applied on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We are currently evaluating the impact of our pending adoption of ASU 2017-04 on our consolidated financial statements.
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

ELEVEN BIOTHERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Each of the Company, Viventia and the Selling Shareholders has agreed to customary representations, warranties and covenants in the Share Purchase Agreement. The Share Purchase Agreement also includes indemnification obligations in favor of the Company from the Selling Shareholders, including for breaches of representations, warranties, covenants and agreements made by Viventia and the Selling Shareholders in the Share Purchase Agreement. In connection with the closing of the Acquisition, the Company deposited 401,343 shares of its common stock (representing approximately 10% of the Company's common stock portion of the aggregate closing consideration owed to the Selling Shareholders pursuant to the Share Purchase Agreement) into an escrow fund for a period of fifteen months for the purposes of securing the indemnification obligations of the Selling Shareholders to the Company for any and all losses for which the Company is entitled to indemnification pursuant to the Share Purchase Agreement. The Share Purchase Agreement also includes indemnification obligations in favor of the Selling Shareholders from the Company, including for breaches of representations, warranties, covenants and agreements made by the Company in the Share Purchase Agreement. As of December 31, 2017, all such shares of common stock have been released from escrow and delivered to the Selling Shareholders.
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
The Company finalized its purchase accounting for the Acquisition during the third quarter of 2017. The fair values included in the consolidated balance sheet as of December 31, 2017 are based on the best estimates of the Company. The consideration for the Acquisition and the final allocation of the purchase consideration presented was updated to reflect new information related to facts and circumstances which existed as of the Acquisition Date. The changes in assumptions were primarily due to additional information gathered regarding the potential market for Vicinium outside of the U.S., which resulted in adjustments to the fair value of contingent consideration as of the Acquisition Date and the in-process research and development assets for Vicinium in the European Union ("E.U.") and the rest of world. The assumptions related to the U.S. market were not updated as sufficient information had previously been gathered to support this estimate. The update of these assumptions also had an effect on the discount rate and certain other valuation assumptions used to value the acquired assets due to an adjustment in the Company specific risk factors, which effected the in-process research and development assets for Vicinium in the U.S., E.U., and the rest of world. As a result of these changes, the Company updated (1) the fair value of the in-process research and development assets for Vicinium, which resulted in a reduction in the fair value of the in-process research and development asset for Vicinium in the rest of the world to a de minimus amount, (2) the fair value of the contingent consideration, and (3) the related deferred tax liability and goodwill.
The preliminary estimate of the purchase price and the final purchase price as of the Acquisition Date are reflected in the following table (in thousands):

ELEVEN BIOTHERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Preliminary Fair Value of Consideration as of December 31, 2016	Adjustment	Final Fair Value of Consideration
Shares Issued	$13,525	$—	$13,525
Contingent Consideration	46,200	(14,600)	31,600
	$59,725	$(14,600)	$45,125
The preliminary allocation of the purchase consideration and the final allocation of the purchase consideration as of the Acquisition Date are reflected in the following table (in thousands):

	Preliminary Allocation as of December 31, 2016	Adjustment	Final Allocation
Cash and cash equivalents	$136	$—	$136
Prepaid expenses and other assets	1,162	—	1,162
Property and equipment	867	—	867
In-process research and development assets (all markets)	60,500	(14,100)	46,400
Goodwill	16,864	(3,800)	13,064
Accounts payable	(1,163)	—	(1,163)
Accrued expenses	(1,494)	(507)	(2,001)
Other liabilities	(812)	—	(812)
Deferred tax liability	(16,335)	3,807	(12,528)
	$59,725	$(14,600)	$45,125

The revised fair values of indefinite-lived intangible assets, deferred tax liability and goodwill noted above did not have an impact on the Company’s consolidated statement of operations and comprehensive income (loss), as the effected assets are not amortized. The Company is required to revalue its contingent consideration at each balance sheet date. As such, changes in the fair value of contingent consideration since the Acquisition Date due to updated assumptions and estimates are recognized within the consolidated statements of operations and comprehensive income (loss).
The deferred tax liability of $12.5 million primarily relates to the potential future impairments or amortization associated with IPR&D intangible assets, which is not deductible for tax purposes, and which cannot be used as a source of income to realize deferred tax assets. As a result, the Company recorded the deferred tax liability with an offset to goodwill.

The amount allocated to the IPR&D is considered to be indefinite-lived until the completion or abandonment of the associated research and development efforts. As of December 31, 2017, there was no impairment related to the IPR&D.

The Company allocated the excess of the purchase price over the identifiable intangible assets to goodwill. Such goodwill is not deductible for tax purposes and represents the value placed on expected synergies and deferred tax liabilities recognized in connection with the Acquisition. As of December 31, 2017, there was no impairment of goodwill. All goodwill has been assigned to the Company’s single reporting unit.
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
The Company accounted for this agreement pursuant to ASC Topic 605-25. The Company received a $1.75 million upfront payment and subsequent payments to perform activities under the Collaboration and License Agreement at a set rate per full-time equivalent person working on collaboration activities. The Company was recognizing the arrangement consideration using the proportional performance method, by which the amounts were recognized in proportion to the costs incurred based on full time equivalent personnel efforts. Subsequent to the amendment in November 2015, the Company was recognizing revenue on a straight-line basis over the remaining performance period. The Company recorded revenue of $0.4 million and $0.5 million for the years ended December 31, 2016 and 2015, respectively. No revenue was recorded for the year ended December 31, 2017. No further amounts are expected to be recognized in the future related to this arrangement. The costs incurred by the Company related to the research activities were recorded as research and development expense in the consolidated statement of operations and comprehensive (loss) income.
5. License Agreement with Roche
On June 10, 2016, the Company entered into the License Agreement with F. Hoffmann-La Roche and Hoffmann La-Roche Inc. (collectively, "Roche"), which became effective on August 16, 2016 (the "License Agreement"). Under the License Agreement, the Company granted Roche an exclusive, worldwide license, including the right to sublicense, to its patent rights and know-how related to the Company’s monoclonal antibody EBI-031 or any other IL-6 antagonist anti-IL-6 monoclonal antibody, to make, have made, use, have used, register, have registered, sell, have sold, offer for sale, import and export any product

ELEVEN BIOTHERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

containing such an antibody or any companion diagnostic used to predict or monitor response to treatment with such a product (collectively, the “Licensed Intellectual Property”).
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
Buy-Out Options
The License Agreement provides for two “option periods” during which Roche may elect to make a one-time payment to the Company and, in turn, terminate its diligence, milestone and royalty payment obligations under the License Agreement. Specifically, (i) Roche may exercise a buy-out option following the first dosing (“Initiation”) in the first Phase 2 study for a Licensed Product until the day before Initiation of the first Phase 3 study for a Licensed Product, in which case Roche is required to pay the Company $135.0 million within 30 days after Roche's exercise of such buy-out option and receipt of an invoice from the Company, or (ii) Roche may exercise a buy-out option following the day after Initiation of the first Phase 3 study for a Licensed Product until the day before the acceptance for review by the U.S. Food and Drug Administration ("FDA") or other regulatory authority of a biologics license application (“BLA”) or similar application for marketing approval for a Licensed Product in either the United States or in the E.U., in which case Roche is required to pay the Company, within 30 days after Roche’s exercise of such buy-out option and receipt of an invoice from the Company, $265.0 million, which amount would be reduced to $220.0 million if none of the Company’s patent rights containing a composition of matter claim covering any compound or Licensed Product has issued in the E.U.
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

ELEVEN BIOTHERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
The Company recognizes arrangement consideration allocated to each unit of accounting when all of the revenue recognition criteria in ASC 605-25 are satisfied for that particular unit of accounting. As of December 31, 2016, the basic revenue recognition criteria has been met for all units of accounting except for the transfer of pre-clinical inventory. During 2017, the Company transferred the remaining pre-clinical inventory to Roche and accordingly, recognized $0.4 million in revenue related to the License Agreement for the year ended December 31, 2017.
The Company determined that the milestone payments under the License Agreement were not subject to ASC 605-28 because the achievement of the milestone event depends solely on Roche’s performance. Milestone payments will be recognized upon achievement. The Company will recognize royalty revenue in the period of sale of the related product(s), based on the underlying contract terms, provided that the reported sales are reliably measurable and the Company has no remaining performance obligations, assuming all other revenue recognition criteria are met.
6. Property and Equipment
Property and equipment and related accumulated depreciation are as follows (in thousands):

	Estimated Useful Life (Years)	December 31,
		2017	2016
Lab equipment	5	$443	$457
Furniture and fixtures	4	16	16
Computer equipment	3	73	73
Software	3	28	28
Leasehold improvements	Lesser of useful life or remaining lease term	293	293
		853	867
Less accumulated depreciation and amortization		(331)	(71)
Total property and equipment, net		$522	$796
Depreciation expense amounted to $285,000, $178,000 and $366,000 for the years ended December 31, 2017, 2016 and 2015, respectively. During the years ended December 31, 2017 and 2016, the Company disposed/sold property and equipment with a net book value of $0 and $299,000, respectively, for proceeds of $98,000 and $325,000, respectively.
7. Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	December 31,
	2017	2016
Development costs	$2,581	$852
Employee compensation	735	352
Professional fees	463	413
Other	34	157
	$3,813	$1,774
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
9. Commitments and Contingencies
Operating Leases
The Company leases a manufacturing facility located in Winnipeg, Manitoba Canada, which consists of an approximately 31,400 square foot manufacturing, laboratory, warehouse and office facility, under a five year renewable lease through September 2020 with a right to renew the lease for one subsequent five-year term. The minimum monthly rent under this lease is approximately $28,000 per month, plus additional rent and applicable taxes. Rent expense under this lease was $320,000 for the year ended December 31, 2017 and $86,000 for the period beginning on the Acquisition Date through December 31, 2016.
The Company leased its former corporate headquarters in Cambridge, Massachusetts under an operating lease that was scheduled to expire on April 30, 2018. On October 14, 2016, the Company and the landlord mutually agreed to terminate the lease and voluntarily surrender the premises. The Company recorded $565,000 and $494,000 in rent expense for the years ended December 31, 2016 and 2015, respectively, for this lease.
The Company leases its current corporate headquarters in Cambridge, Massachusetts under a lease that was originally executed in October 2016, and was renewed in December 2017 for a term of four months. The minimum monthly rent for this office space is approximately $11,000 per month. The Company recorded $119,000 in rent expense for the year ended December 31, 2017 for this lease.
The Company leases office space in Willow Grove, PA, where it occupies office space under a one-year lease that was executed in May 2017. The minimum monthly rent under this lease is approximately $2,000 per month. The Company recorded approximately $18,000 in rent expense for the year ended December 31, 2017 for this lease.
The Company leases office space in Philadelphia, PA, where it occupies office space under a lease that was executed in December 2017 and has a term of six months. The minimum monthly rent under this lease is approximately $7,000 per month. The Company recorded $5,000 in rent expense for the year ended December 31, 2017 for this lease.
The minimum aggregate future lease commitment at December 31, 2017 is as follows (in thousands):

2018	$428,806
2019	336,000
2020	252,000
$1,016,806

The Company also occupies office space in Toronto, Ontario, Canada with rent of approximately $2,000 per month, on a month-to-month lease, which can be terminated by either party by giving 30 days written notice. These payments are not included in the minimum aggregate future lease commitments above.

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
Reserved for Future Issuance
The Company has reserved the following shares of common stock:

	As of December 31,
	2017	2016
Unvested restricted stock	4,430	22,150
Restricted stock units	—	3,333
Options to purchase common stock	3,879,535	3,112,771
Warrants to purchase common stock	10,055,000	926,840
Employee stock purchase plan	59,461	68,609
	13,998,426	4,133,703
At-the-Market Facility
During the years ended December 31, 2017 and 2016, the Company did not sell any shares pursuant to the "at-the-market" sales agreement with Cowen and Company, LLC entered into in March 2015. For the year ended December 31, 2015, the Company had sold 1,446,781 shares pursuant to the sales agreement, resulting in proceeds of $12.7 million, net of commissions and issuance costs.
Secondary Public Offering
On November 1, 2017, the Company raised approximately $7.0 million of net proceeds from the sale of 5,525,000 units (each unit consisting of one share of common stock and one common warrant to purchase one share of common stock) and 4,475,000 pre-funded units (each pre-funded unit consisting of one pre-funded warrant to purchase one share of common stock and one common warrant to purchase one share of common stock) at a purchase price of $0.80 per unit and $0.79 per pre-funded unit (the "November 2017 Financing"). Each common warrant contained in a unit or pre-funded unit has an exercise price of $0.80

ELEVEN BIOTHERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

per share and is exercisable immediately and will expire five years from the date of issuance. Each pre-funded warrant contained in a pre-funded unit was exercisable for one share of common stock and the exercise price was $0.01 per share. As of December 31, 2017, the Company had issued 4,475,000 shares of the Company’s common stock pursuant to the exercise of all of the pre-funded warrants sold in connection with the November 2017 Financing.
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
On December 2, 2014, the Company issued warrants to purchase 871,840 shares of common stock at an exercise price of $15.00 per share in connection with a private placement of common stock (the "PIPE Warrants"). The PIPE Warrants were exercisable immediately and had a three-year life. Upon certain events, the Company was required to settle the PIPE Warrants for cash. As a result, the Company had classified the PIPE Warrants as a liability. The PIPE Warrants expired unexercised in December 2017.
The Company allocated $3.0 million to the PIPE Warrants with the residual proceeds allocated to the common stock. The fair value of the PIPE Warrants was determined using the Black-Scholes option pricing model. The fair value of the PIPE Warrants was re-measured at each reporting date using then-current assumptions with changes in fair value charged to other income (expense) on the statements of operations and comprehensive income (loss). As of December 31, 2016, the PIPE Warrants were valued using the Black-Scholes option-pricing model at $5,000. The following assumptions were used in valuing the PIPE Warrants:

December 31, 2016
Risk-free interest rate	0.85%
Expected dividend yield	—%
Expected term (in years)	0.92
Expected volatility	83.39%
The change in fair value of $0.0 million and $0.1 million was recorded as other income (expense) in the accompanying statements of operations and comprehensive income (loss) for the years ended December 31, 2017 and 2016, respectively. As of December 31, 2017, none of the PIPE Warrants had been exercised.
On November 1, 2017, the Company issued warrants (the "November 2017 Warrants") to purchase a total of 10,000,000 shares of common stock at an exercise price of $0.80 per share. Each of the November 2017 Warrants is exercisable immediately and will expire five years from the date of issuance. The warrants were concluded to be equity classified and recorded to Additional Paid-in Capital.
12. Share-Based Payments
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

ELEVEN BIOTHERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
2014 Stock Incentive Plan
In December 2013, the Company’s 2014 Stock Incentive Plan (the “2014 Plan”) was adopted by the Board and was approved by the Company’s stockholders in January 2014. The 2014 Plan became effective immediately prior to the closing of the Company’s IPO in February 2014. The 2014 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock units, stock appreciation rights and other stock-based awards. The number of shares of the Company’s common stock reserved for issuance under the 2014 Plan is the sum of (1) 708,661 shares, plus (2) the number of shares (up to 1,347,821 shares) equal to (a) 1,586 shares (representing the number of shares reserved for issuance under the 2009 Plan that remained available for future issuance as of the effectiveness of the 2014 Plan) and (b) the number of shares of the Company’s common stock subject to outstanding awards under the Company’s 2009 Plan that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased without having been fully exercised or resulting in any common stock being issued, plus (3) an annual increase, to be added on the first day of each fiscal year, equal to the lowest of 1,102,362 shares of the Company’s common stock, 4% of the number of shares of the Company’s common stock outstanding on the first day of the applicable fiscal year and an amount determined by the Company’s Board. On January 1, 2017, the Company increased the number of shares reserved for issuance under the 2014 Plan by 982,164 shares. As of December 31, 2017, the total number of shares of common stock available for grant under the 2014 Plan was 1,183,739.
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
A summary of the Company’s stock option activity and related information follows:

ELEVEN BIOTHERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Shares	Weighted-Average Exercise Price	Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2016	2,024,468	$4.41	8.73	$841
Granted	1,303,025	1.64
Exercised	(140,400)	0.28
Cancelled or forfeited	(491,297)	5.10
Outstanding at December 31, 2017	2,695,796	$3.16	8.55	$146
Exercisable at December 31, 2017	1,267,285	$4.35	7.56	$146
Vested and expected to vest at December 31, 2017 (1)	2,275,796	$3.45	8.33	$146
(1)Represents the number of vested options, plus the number of unvested options expected to vest. The Company adopted ASU 2016-09 as of January 1, 2017 and elected an accounting policy to record forfeitures as they occur.
The total intrinsic value of options exercised for the years ended December 31, 2017, 2016 and 2015 was $258,000, $942,000 and, $768,000, respectively. The total fair value of employee options vested for the years ended December 31, 2017, 2016 and 2015 was $1.1 million, $3.7 million and $1.8 million, respectively.
Restricted Stock
From time to time, upon approval by the Board, certain employees and advisors have been granted restricted shares of common stock. Certain shares of restricted stock were subject to repurchase rights. Accordingly, the Company recorded the proceeds from the issuance of certain restricted stock as a liability in the consolidated balance sheets. The restricted stock liability was reclassified into stockholders’ equity as the restricted stock vested. A summary of the status of unvested restricted stock as of December 31, 2017 and 2016, and changes during the year ended December 31, 2017 are presented below:

	Restricted Stock	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2016	22,150	$11.43
Vested	(17,720)	11.43
Unvested at December 31, 2017	4,430	$11.43
The Company did not grant restricted stock to non-employees during the year ended December 31, 2017. Non-employee restricted stock is revalued as it vests. There were no shares of non-employee unvested restricted stock outstanding at December 31, 2017. The expense related to the restricted stock granted to non-employees for the years ended December 31, 2017, 2016 and 2015 was $0, $3,000 and $45,000, respectively.
Restricted Stock Units
From time to time, upon approval by the Board, certain employees have been granted restricted stock units. A summary of the status of restricted stock units is presented below:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2016	3,333	$4.09
Vested	(3,333)	4.09
Unvested at December 31, 2017	—	$—
The Company did not issue any restricted stock units to non-employees during the years ended December 31, 2017 and 2016.
Performance-Based Stock Options

ELEVEN BIOTHERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company has granted stock options to employees and founders of the Company, which contain both performance-based and service-based vesting criteria. Milestone events are specific to the Company’s corporate goals, including but not limited to certain preclinical and clinical development milestones related to the Company’s product candidates and financing objectives. Stock-based compensation expense associated with these performance-based stock options is recognized if the performance condition is considered probable of achievement using management’s best estimates. There was no expense recorded for performance-based stock options during the year end December 31, 2015. In the year ended December 31, 2016, the compensation committee of the Board determined that performance-based milestones were achieved and recorded stock-based compensation of $40,000. In October 2017, the Company granted 870,000 stock options with a fair value of $1.12 to executives that vest upon achievement of certain Company objectives. In the year ended December 31, 2017, the Company deemed it probable that two of the performance-based milestones were achieved and recorded stock-based compensation of $344,000. As of December 31, 2017, there were 420,000 performance-based stock options outstanding and $499,000 of unrecognized compensation expense remaining related to performance based-awards.
Stock-Based Compensation Expense
The fair value of each stock option granted to employees and directors was estimated on the date of grant using the Black-Scholes option-pricing model based on the assumptions noted in the following table:

Year Ended December 31,
	2017	2016	2015
Risk-free interest rate	1.88-2.04%	1.23-2.38%	1.42-1.92%
Expected dividend yield	—%	—%	—%
Expected term (in years)	5.3-6	5.5-6	5.75-6
Expected volatility	75.4-86.66%	71.44-73.42%	69.06-74.11%
Volatility
Since the Company has only been publicly traded since February 6, 2014, it does not have relevant historical data to support its expected volatility. As such, the Company has used a weighted-average of expected volatility based on the volatilities of a representative group of publicly traded biopharmaceutical companies. For purposes of identifying representative companies, the Company considered characteristics such as stage of development and area of therapeutic focus. The expected volatility has been determined using a weighted-average of the historical volatilities of the representative group of companies for a period equal to the expected term of the option grant. The Company intends to continue to consistently apply this process using the similar entities until a sufficient amount of historical information regarding the volatility of the Company’s own share price becomes available or until circumstances change, such that the identified entities are no longer representative companies. In the latter case, more suitable, similar entities whose share prices are publicly available would be utilized in the calculation.
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
Forfeitures

ELEVEN BIOTHERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Prior to January 1, 2017, the Company was also required to estimate forfeitures at the time of grant, and revised those estimates in subsequent periods if actual forfeitures differed from its estimates. The Company used historical data to estimate pre-vesting option forfeitures and recorded stock-based compensation expense only for those awards that were expected to vest. To the extent that actual forfeitures differed from the Company’s estimates, the difference was recorded as a cumulative adjustment in the period the estimates were revised. The Company now records forfeitures as they occur. Stock-based compensation expense recognized in the consolidated financial statements is based on awards that ultimately vest.
Using the Black-Scholes option-pricing model, the weighted-average per share grant date fair values of options granted to employees in 2017, 2016 and 2015 were $1.18, $1.09 and $5.60, respectively. The expense related to the options granted to employees for the years ended December 31, 2017, 2016 and 2015 were $0.8 million, $3.3 million and $2.0 million, respectively.
The Company granted 5,000 stock options to non-employees during the year ended December 31, 2016 with an exercise price of $0.28 per share. The Company did not grant stock options to non-employees during the years ended December 31, 2017 and 2015.
The fair value of each non-employee stock option is valued on grant date and revalued as it vests using the Black-Scholes option-pricing model based on assumptions noted in the following table:

	Year Ended December 31,
	2017	2016	2015
Risk-free interest rate	1.50-2.32%	1.08-2.38%	1.19-2.26%
Expected dividend yield	—%	—%	—%
Expected option life (years)	10	10	10
Expected stock price volatility	74.4-84.31%	69.92-92.09%	67.24-92.40%
There were no non-employee stock options outstanding at December 31, 2017. The expense related to the options granted to non-employees for the year ended December 31, 2015 was $168,000. There was no expense related to options granted to non-employees for the years ended December 31, 2017 and 2016.
As of December 31, 2017, there was $1.1 million of unrecognized stock-based compensation related to unvested stock option grants which is expected to be recognized over a weighted-average period of 2.41 years.
Employee Stock Purchase Plan
On January 21, 2014, the Board adopted the 2014 Employee Stock Purchase Plan (“2014 ESPP”), which was subsequently approved by the Company's stockholders and became effective upon the closing of the Company’s IPO on February 6, 2014. The 2014 ESPP authorizes the initial issuance of up to a total of 157,480 shares of the Company’s common stock to participating employees. On March 14, 2016, the Company issued and sold 20,760 shares of its common stock at a purchase price of $0.31 per share and on September 14, 2016, issued and sold 68,111 shares of its common stock at a purchase price of $0.42 per share. On March 14, 2017, the Company issued and sold 2,899 shares of its common stock pursuant to the 2014 ESPP at a purchase price of $1.71 per share. On September 14, 2017, the Company issued and sold 6,249 shares of its common stock pursuant to the 2014 ESPP at a purchase price of $1.19 per share. The Company has estimated the number of shares to be issued at the end of the current offering period and recognizes expense over the requisite service period. The Company recognized $12,000 and $18,000 of stock-based compensation related to the 2014 ESPP during the years ended December 31, 2017 and 2016, respectively.
Acceleration of Equity Awards
In connection with the closing of the Acquisition, certain officers of the Company were terminated and entered into separation agreements with the Company. Under the separation agreements, the Company accelerated in full the vesting of all of their outstanding equity awards consistent with their existing employment agreements. As a result of the acceleration, the Company recognized $1.7 million of stock-based compensation expense. In addition, the Company provided that all stock options granted to Dr. Celniker under the Company’s 2009 Plan shall continue to be exercisable based on her continued service as a non-employee member of the Board. As a result of this modification, the Company recorded $0.1 million of stock-based compensation expense in the year ended December 31, 2016.

ELEVEN BIOTHERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

13. Income Taxes
The Company's pre-tax income (loss) is comprised of the following components (in thousands):

	Year Ended December 31,
	2017	2016	2015
Pre-tax income (loss):
U.S.	$(9,246)	$3,981	$(33,452)
Canada	(19,783)	(2,085)	—
Total pre-tax income (loss)	$(29,029)	$1,896	$(33,452)
The Company's tax provision is comprised of the following components (in thousands):

	Year Ended December 31,
	2017	2016	2015
Current tax provision:
Federal	$—	$2	$—
State	—	—	—
Foreign	—	—	—
Total current provision	—	2	—
Deferred tax provision:
Federal	—	3	—
State	—	—	—
Foreign	—	—	—
Total deferred provision	—	3	—
Total tax provision	$—	$5	$—
A reconciliation of the expected income tax expense computed using the federal statutory income tax rate to the Company’s effective income tax rate was as follows:

	Year Ended December 31,
	2017	2016	2015
Income tax benefit computed at federal statutory tax rate	34.0%	34.0%	34.0%
Impact of foreign rate differential	(2.6)	7.7	—
State taxes, net of federal benefit	1.4	18.8	5.6
Net operating loss write off	—	14.4	—
Stock option cancellations	(0.8)	49.6	—
Transaction costs	—	33.6	—
Contingent consideration	(10.7)	(15.7)	—
General business credits and other credits	0.8	(25.0)	1.8
Permanent differences	0.3	5.3	2.4
Change in valuation allowance	28.2	(122.4)	(43.8)
Federal statutory rate change	(50.6)	—	—
Total	—%	0.3%	—%
The Company has incurred net operating losses ("NOLs" or "NOL") from inception. At December 31, 2017, the Company has U.S. federal and state NOL carryforwards of $119.3 million and $118.5 million, respectively, available to reduce future taxable income, that expire beginning in 2031 through 2037. The Company also had federal and state research and development tax credit carryforwards of $2.0 million and $1.0 million, respectively, available to reduce future tax liabilities that expire beginning in 2025 through 2037. As of December 31, 2017, the Company also has non-capital loss carryforwards available to offset future taxable income of $16.8 million for Canadian federal tax purposes that expire beginning in 2025 through 2027. As of December 31, 2017, the Company also has $4.2 million of Canadian scientific research and experimental development expense carryforwards available to offset future taxable income as well as $1 million of Canadian federal and provincial

ELEVEN BIOTHERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

investment tax credit carryforwards available to offset future income taxes. The investment tax credits expire beginning in 2032 through 2037.
Under Section 382 of the Internal Revenue Code of 1986 and comparable provisions of state, local and foreign tax laws, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change by value in its equity ownership over a three year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes, such as research and development tax credits, to reduce its post-change income may be limited. We have determined that it is more likely than not that our net operating and tax credit amounts disclosed are subject to a material limitation under Section 382 and as such, have reduce our NOL carryforward by $0.8 million.
The Company’s deferred tax assets and liabilities consist of the following (in thousands):

	December 31,
	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$37,070	$45,488
Research and development credit carryforwards	3,690	3,355
Accruals and other	2,263	2,079
Capitalized license and organization costs	—	61
Capitalized start-up costs	150	246
Other	38	—
Total gross deferred tax asset	43,211	51,229
Deferred tax liabilities:
IPR&D	(12,528)	(16,335)
Property and equipment	(107)	(189)
Total gross deferred tax liabilities	(12,635)	(16,524)
Valuation allowance	(43,104)	(51,040)
Net deferred tax liability	$(12,528)	$(16,335)
As required by ASC 740, Income Taxes (“ASC 740”), management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are composed principally of NOL carryforwards and research and development credit carryforwards. Management has determined that it is more likely than not that the Company will not recognize the benefits of its federal and state deferred tax assets, and, as a result, a valuation allowance of $43.1 million and $51.0 million has been established at December 31, 2017 and 2016, respectively. The change in the valuation allowance was for $7.9 million for the year ended December 31, 2017. The Company has not, as yet, conducted a study of its research and development credit carryforwards. Such a study may result in an adjustment to the Company’s research and development credit carryforwards; however, until a study is completed and any adjustment is known, no amount is being presented as an uncertain tax position. A full valuation allowance has been provided against the Company’s research and development credits, and, if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. Thus, there would be no impact to the consolidated balance sheets or consolidated statements of operations and comprehensive income (loss) if an adjustment were required.
The Company applies the accounting guidance in ASC 740 related to accounting for uncertainty in income taxes. The Company’s reserves related to taxes are based on a determination of whether, and how much of, a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized following resolution of any potential contingencies present related to the tax benefit. As of December 31, 2017 and 2016, the Company had no unrecognized tax benefits. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.
In 2017, the Company adopted ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which eliminates the requirement that excess tax benefits be realized as a reduction in current taxes payable before the associated tax benefit can be recognized in additional paid-in capital. This created approximately $0.3 million of deferred tax assets relating to federal and state net operating losses that are fully offset by a corresponding increase in the valuation allowance. As a result, there was no cumulative effect adjustment to accumulated deficit.

ELEVEN BIOTHERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (“The Act”). This legislation reduced the U.S. corporate tax rate from the existing rate of 34% to 21% for tax years beginning after December 31, 2017. As a result of the enacted law, the Company was required to revalue deferred tax assets and liabilities existing as of December 31, 2017 from the 34% federal rate in effect through the end of 2017, to the new 21% rate. This revaluation resulted in a reduction to the Company’s deferred tax asset of $14.7 million and a corresponding $14.7 million reduction to its valuation allowance. The other provisions of The Act did not have a material impact on the December 31, 2017 consolidated financial statements.
On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118, or SAB 118, to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act. The Company has recognized the provisional tax impacts related to the revaluation of the deferred tax assets and liabilities and included these amounts in its consolidated financial statements for the year ended December 31, 2017. The ultimate impact may differ from these provisional amounts due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the Tax Reform Act. The accounting is expected to be complete when the 2017 U.S. corporate income tax return is filed in 2018.
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
14. Related-Party Transaction
The Company leases a manufacturing, laboratory, and office facility in Winnipeg, Manitoba, from an affiliate of a director of the Company, under a five-year renewable lease through September 2020 with a right to renew the lease for one subsequent five-year term. Rent expense was $320,000 for the year ended December 31, 2017 and $86,000 for the period beginning on the Acquisition Date through December 31, 2016.
The Company leases an office facility in Toronto, Ontario from an affiliate of a director of the Company. The lease is on a month-to-month basis unless terminated by either party by giving the requisite notice. Rent expense for this facility was $18,000 for the year ended December 31, 2017 and $5,000 for the period beginning on the Acquisition Date through December 31, 2016.
The Company pays fees, under an intellectual property license agreement, to Protoden, a company owned by Clairmark, an affiliate of a director of the Company, under an intellectual property licensing agreement. Pursuant to the agreement, the Company has an exclusive, perpetual, irrevocable and non-royalty bearing license, with the right to sublicense, under certain patents and technology to make, use and sell products that utilize such patents and technology. The annual fee is $100,000. Upon expiration of the term, the licenses granted to the Company will require no further payments to Protoden. During the year ended December 31, 2017, $100,000 was paid to this related party and for the period from the Acquisition Date to December 31, 2016, $28,000 was paid to this related party.
In connection with the forgiveness of certain debt held by Viventia immediately preceding the Acquisition, the Company irrevocably assigned and set over the right to receive up to $814,000 in the form of research and development investment tax credits to and in favor of Clairmark, an affiliate of a director of the Company. In October 2016, the Company received $697,000 in research and development investment tax credits and in November 2016, the Company remitted the same amount to Clairmark. As of December 31, 2017, $0 is included in current liabilities as due to related party on the accompanying consolidated balance sheets.
15. Defined Contribution Benefit Plan
The Company sponsors a 401(k) retirement plan, in which substantially all of its full-time U.S. employees are eligible to participate. Participants may contribute a percentage of their annual compensation to this plan, subject to statutory limitations. The Company made matching contributions of $62,000 to this plan during the year ended December 31, 2015 and $19,000 to this plan during the year ended December 31, 2017. The Company did not provide any contributions to this plan during the year

ELEVEN BIOTHERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ended December 31, 2016. In 2016, Viventia sponsored a 401(k) retirement plan for its U.S.-based employees. Participants contributed a percentage of their annual compensation to this plan, subject to statutory limitations. The Company made matching contributions of $8,000 for the period from the Acquisition Date through December 31, 2016 to this plan. Viventia did not have any U.S.-based employees in 2017.

The Company maintains a defined contribution plan for its Canadian employees. Participants may contribute a percentage of their annual compensation to this plan, subject to statutory limitations. The Company contributes up to the first 4% of eligible compensation for its Canadian-based employees to the retirement plan. The Company made contributions of $64,000 for the year ended December 31, 2017 and $14,000 for the period from the Acquisition Date through December 31, 2016 to this plan.

16. Reductions in Workforce
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
On August 15, 2017, the Board approved a strategic restructuring of the Company to eliminate a portion of the Company’s workforce in order to preserve the Company’s resources. As of December 31, 2017, the Company estimated total restructuring costs of approximately $0.1 million, which included severance and benefits in accordance with the Company's severance benefit plan, all of which was recorded in the third quarter of 2017.
The table below provides a roll-forward of the reduction in workforce liability (in thousands):

Balance as of January 1, 2017	$31
Charges	170
Payments	(90)
Balance as of December 31, 2017	$111
On September 22, 2017, the Company announced that it has completed the manufacturing of all Vicinium necessary for its ongoing Phase 3 registration trial in patients with NMIBC, and for its Cooperative Research and Development Agreement with the National Cancer Institute. In conjunction with this achievement, the Company ended its large-scale manufacturing activities and redirected resources toward completing its Phase 3 trial and preparing for discussions with the U.S. Food and Drug Administration regarding, as appropriate, the submission of a Biologics License Application for Vicinium in patients with NMIBC. This change included the reduction in workforce discussed above.
17. Subsequent Event
In separate transactions from January 1, 2018 to March 30, 2018, warrant holders exercised 420,778 warrants at an exercise price of $0.80 per warrant, resulting in the issuance of 420,778 common shares and the Company receiving $336,622 in aggregate proceeds from the warrant exercises.

On March 23, 2018, the Company raised approximately $9.0 million of net proceeds from the sale of 7,968,128 shares of common stock at a purchase price of $1.13 per share and warrants to purchase 7,968,128 shares of common stock at a purchase price of $0.125 per share. Each warrant to purchase common stock has an exercise price of $1.20 per share. Each common warrant is exercisable immediately and will expire five years from the date of issuance.

ELEVEN BIOTHERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

On March 23, 2018, upon completion of the common stock and warrant sales, the Company had 43,105,466 shares of common stock outstanding and 17,602,350 of warrants outstanding at a weighted average exercise price of $1.01.
18. Selected Quarterly Financial Data (Unaudited)
The following table contains quarterly financial information for 2017 and 2016. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair statement of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(in thousands, except per share data)
Total revenue	$425	$—	$—	$—	$425
Total operating expenses	6,587	7,350	9,150	$6,593	29,680
Loss from operations	(6,162)	(7,350)	(9,150)	$(6,593)	(29,255)
Net loss	(6,061)	(7,316)	(9,105)	$(6,547)	$(29,029)
Net loss per share—basic and diluted	$(0.25)	$(0.30)	$(0.37)	$(0.22)	$(1.11)

	2016
	First Quarter	Second Quarter	Third Quarter *	Fourth Quarter	Total
	(in thousands, except per share data)
Total revenue	$229	$277	$28,650	$825	$29,981
Total operating expenses	6,779	6,769	9,120	4,447	27,115
Income (loss) from operations	(6,550)	(6,492)	19,530	(3,622)	2,866
Net income (loss)	(7,574)	(6,491)	19,487	(3,531)	1,891
Net income (loss) per share—basic	$(0.39)	$(0.33)	$0.95	$(0.15)	$0.09
Net income (loss) per share—diluted	$(0.39)	$(0.33)	$0.91	$(0.15)	$0.09
* In the third quarter of 2016, the Company recognized revenue of $29.0 million in connection with the License Agreement with Roche. In addition, the Company incurred $2.5 million of transaction costs associated with the Acquisition of Viventia.