Form 10-Q
period 2018-03-31
Eleven Biotherapeutics, Inc.
filed 2018-05-15
CIK 1485003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
☐   Yes      ☒  No
Number of outstanding shares of Common Stock as of May 10, 2018: 48,390,072

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

i

PART I—FINANCIAL INFORMATION

Item 1.         Financial Statements
ELEVEN BIOTHERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share and per share data)

	March 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$19,688	$14,680
Prepaid expenses and other current assets	638	301
Total current assets	20,326	14,981
Property and equipment, net	473	522
Restricted cash	10	10
Intangible assets	46,400	46,400
Goodwill	13,064	13,064
Other assets	19	120
Total assets	$80,292	$75,097
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,393	$907
Accrued expenses	3,853	3,813
Total current liabilities	5,246	4,720
Other liabilities	260	215
Deferred tax liability	12,528	12,528
Contingent consideration	38,400	39,600
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 5,000,000 shares authorized at March 31, 2018 and December 31, 2017 and no shares issued and outstanding at March 31, 2018 and December 31, 2017	—	—
Common stock, $0.001 par value per share; 200,000,000 shares authorized at March 31, 2018 and December 31, 2017 and 43,105,466 and 34,702,565 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	43	35
Additional paid-in capital	180,109	170,330
Accumulated deficit	(156,294)	(152,331)
Total stockholders’ equity	23,858	18,034
Total liabilities and stockholders’ equity	$80,292	$75,097
See accompanying notes.

ELEVEN BIOTHERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2018	2017
Revenue:
License revenue	—	425
Total revenue	—	425
Operating expenses:
Research and development	3,255	2,874
General and administrative	1,952	2,213
(Gain) Loss from change in fair value of contingent consideration	(1,200)	1,500
Total operating expenses	4,007	6,587
Loss from operations	(4,007)	(6,162)
Other income:
Other income, net	44	101
Total other income, net	44	101
Net loss and comprehensive loss	$(3,963)	$(6,061)
Net loss per share — basic and diluted	$(0.11)	$(0.25)
Weighted-average number of common shares used in net loss per share — basic and diluted	35,674	24,610
See accompanying notes.

ELEVEN BIOTHERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2018	2017
Operating activities
Net loss	$(3,963)	$(6,061)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	49	82
Stock-based compensation expense	401	244
Change in fair value of warrant liability	—	(3)
Loss from change in fair value of contingent consideration	(1,200)	1,500
Gain on sale of equipment	(5)	(76)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(236)	(127)
Accounts payable	486	(453)
Accrued expenses and other liabilities	85	123
Deferred revenue	—	(425)
Due to related party	—	1
Net cash used in operating activities	(4,383)	(5,195)
Investing activities
Sales of equipment	5	76
Net cash provided by investing activities	5	76
Financing activities
Proceeds from exercise of common stock options	—	40
Proceeds from issuance of common stock and common stock warrants, net of issuance costs	9,376	—
Proceeds from sale of common stock pursuant to ESPP	10	5
Net cash provided by financing activities	9,386	45
Net increase (decrease) in cash, cash equivalents and restricted cash	5,008	(5,074)
Cash, cash equivalents and restricted cash at beginning of period	14,690	25,352
Cash, cash equivalents and restricted cash at end of period	$19,698	$20,278
Supplemental non-cash investing and financing activities
See accompanying notes.

ELEVEN BIOTHERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Organization and Basis of Presentation
Eleven Biotherapeutics, Inc. (the “Company”), a Delaware corporation, is a biologics oncology company focused primarily on designing, engineering and developing targeted next generation antibody drug conjugates ("ADC"s). The Company's next generation ADCs are single protein therapeutics composed of targeting moieties genetically fused via linker domains to cytotoxic protein payloads that are produced through the Company's proprietary one-step manufacturing process. The Company targets tumor cell surface antigens that allow for rapid internalization into the targeted cancer cell while also having limited expression on normal cells. The Company has designed its next generation ADCs to overcome the fundamental efficacy and safety challenges inherent in existing ADCs, where a payload is chemically attached to a targeting antibody.
Basis of presentation
The condensed consolidated financial statements as of March 31, 2018 and December 31, 2017 and for the three months ended March 31, 2018 and 2017 and the related information contained within the notes to the condensed consolidated financial statements are unaudited. The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting standards applicable to interim financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s consolidated financial position as of March 31, 2018 and its results of operations and its cash flows for the three months ended March 31, 2018 and 2017. The financial data and the other financial information disclosed in these notes to the condensed consolidated financial statements related to the three-month periods are also unaudited. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or for any other future annual or interim period. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 that was filed with the Securities and Exchange Commission (“SEC”) on April 2, 2018 (the "2017 Form 10-K").
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
The functional currency of Viventia Bio Inc., Viventia Bio USA Inc. and Viventia Biotech (EU) Limited is the U.S. dollar.
Liquidity
The Company has financed its operations to date primarily through debt and equity offerings and collaboration and licensing arrangements. As of March 31, 2018, the Company had cash and cash equivalents totaling $19.7 million, net working capital of $15.1 million and an accumulated deficit of $156.3 million.

On March 23, 2018, the Company raised approximately $9.0 million of net proceeds from the sale of 7,968,128 shares of common stock at a price of $1.13 per share in a registered direct offering and the sale of common stock purchase warrants to purchase 7,968,128 shares of common stock at a price of $0.125 for each warrant to purchase one share of common stock in a concurrent private placement (collectively, the “March 2018 Financing”). Subject to certain ownership limitations, the common stock purchase warrants issued in the March 2018 Financing were exercisable immediately upon issuance at an exercise price equal to $1.20 per share of common stock, subject to adjustments as provided under the terms of such common stock purchase warrants. The common stock purchase warrants are exercisable for five years from March 23, 2018.
In addition, between April 1, 2018 and May 10, 2018, the Company received proceeds of $4.2 million from the issuance of 5.2 million shares of common stock due to the exercise of common stock purchase warrants issued in connection with its underwritten public offering in November 2017 ("November 2017 Financing").

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
To date, the Company has no revenue from product sales and management expects continuing operating losses in the future. As of March 31, 2018, the Company had available cash and cash equivalents of $19.7 million, which it believes, together with the additional $4.2 million of proceeds received between April 1, 2018 and May 10, 2018 from the issuance of 5.2 million shares of common stock due to the exercise of common stock purchase warrants issued in the November 2017 Financing, is not sufficient to fund the Company’s current operating plan for twelve months from the date of issuance of these financial statements. Management expects to seek additional funds through equity or debt financings or through additional collaboration, licensing transactions or other sources. The Company may be unable to obtain equity or debt financings or enter into additional collaboration or licensing transactions and, if necessary, the Company will be required to implement cost reduction strategies. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.
2. Significant Accounting Policies and Recent Accounting Pronouncements
Recently adopted accounting standards
In May 2014, the FASB issued ASU No. 2014-09, codified as Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers ("ASC 606"), which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. The new standard was effective on January 1, 2018 and the Company adopted this standard using the modified retrospective approach. As a result of this adoption, no amounts were recorded as a cumulative effect adjustment to accumulated deficit as of January 1, 2018.
In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting ("ASU 2017-09"). This update clarifies the changes to terms or conditions of a share-based payment award that require an entity to apply modification accounting. ASU 2017-09 is effective as of January 1, 2018. The adoption of this guidance did not have an impact on the Company's financial position, results of operations or cash flows.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash.  ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 was effective for annual and interim periods beginning after December 15, 2017, with early adoption permitted.  The Company adopted this standard effective January 1, 2018.  Upon adoption of ASU 2016-18, the Company applied the retrospective transition method for each period presented and included $10,000 of restricted cash in the beginning-of-period and end-of-period cash, cash equivalents and restricted cash balance reflected in the condensed consolidated statement of cash flows for the three months ended March 31, 2017.  A reconciliation of cash, cash equivalents and restricted cash for each period presented is provided in note 9 to the condensed consolidated financial statements.
On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted in the United States. The Act reduces the U.S. federal corporate tax rate from 34% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. In December 2017, the SEC issued guidance under SAB No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act directing taxpayers to consider the impact of the U.S. legislation as “provisional” when it does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the change in tax law. As of March 31, 2018, the Company had not yet completed its accounting for all of the tax effects of the enactment of the Act.
Recently issued accounting pronouncements
In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). ASU
2016-02 addresses the financial reporting of leasing transactions. Under current guidance for lessees, leases are only included on the balance sheet if certain criteria, classifying the agreement as a capital lease, are met. This update will require the recognition of a right-of-use asset and a corresponding lease liability, discounted to the present value, for all leases that extend beyond 12 months. For operating leases, the asset and liability will be expensed over the lease term on a straight-line basis, with all cash flows included in the operating section of the statement of cash flows. For finance leases, interest on the lease liability will be recognized separately from the amortization of the right-of-use asset in the statement of operations and the repayment of the principal portion of the lease liability will be classified as a financing activity while the interest component will be included in the operating section of the statement of cash flows. This guidance is effective for annual and interim reporting periods beginning after December 15, 2018. Early adoption is permitted. The Company has not yet completed the analysis of how adopting this guidance will affect its consolidated financial statements.

Critical accounting policies
There have been no material changes to the critical accounting polices recently disclosed in the 2017 Form 10-K other than the adoption of ASU 2014-09 and related updates which are codified as ASC 606.
The Company enters into collaboration agreements with strategic partners for the development and commercialization of product candidates which are within the scope of ASC 606. Under these agreements, the Company license rights to certain of the Company’s product candidates and may complete other performance obligations, such as the deliver of drug product or research and development services. The terms of these arrangements typically include payment of non-refundable upfront fees, milestone payments, and royalties on net sales of licensed products and may also contain additional payment provisions.
Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine the appropriate amount of revenue to be recognized for arrangements determined to be within the scope of ASC 606, the Company performs the following five steps: (i) identification of the promised goods or services in the contract, (ii) determination of whether the promised goods or services are performance obligations included whether they are distinct in the context of the contact, (iii) measurement of the transaction price, including the constraint on variable consideration, (iv) allocation of the transaction price to the performance obligations, and (v) recognition of revenue when the Company satisfies each performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect consideration it is entitled to in exchange for the goods or services it transfers to the customer.
The Company estimates the transaction price based on the amount expected to be received for transferring the promised goods or services in the contract. The consideration may include fixed consideration or variable consideration. At the inception of each arrangement that includes variable consideration, the Company evaluates the amount of potential payments and the likelihood that the payments will be received. The Company utilizes either the most likely amount method or expected amount method to estimate the amount expected to be received based on which method best predicts the amount expected to be received. The amount of variable consideration which is included in the transaction price may be constrained, and is included in the transaction price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period.
The Company’s contracts include development and regulatory milestone payments which are assessed under the most likely amount method and constrained if it is probable that a significant revenue reversal would occur. At the end of each reporting period, the Company re-evaluates the probability of achievement of such milestones and any related constraint, and if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenue in the period of adjustment.
For arrangements that include sales-based royalties, including milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, the Company recognizes revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). To date, the Company has not recognized any consideration related to sales-based royalty revenue resulting from any of the Company’s collaboration arrangements.

The Company allocates the transaction price based on the estimated stand-alone selling price of each of the performance obligations. The Company must develop assumptions that require judgment to determine the stand-alone selling price for each performance obligation identified in the contract.
The consideration allocated to each performance obligation is recognized as revenue when control is transferred for the related goods or services.
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
The following table summarizes the assets and liabilities measured at fair value on a recurring basis at March 31, 2018 (in thousands):

Description	March 31, 2018	Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$19,688	$19,688	$—	$—
Restricted cash	10	10	—	—
Total assets	$19,698	$19,698	$—	$—
Liabilities:
Contingent consideration	38,400	—	—	38,400
Total liabilities	$38,400	$—	$—	$38,400
The following table summarizes the assets and liabilities measured at fair value on a recurring basis at December 31, 2017 (in thousands):

Description	December 31, 2017	Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$14,680	$14,680	$—	$—
Restricted cash	10	10	—	—
Total assets	$14,690	$14,690	$—	$—
Liabilities:
Contingent consideration	39,600	—	—	39,600
Total liabilities	$39,600	$—	$—	$39,600
Contingent consideration
In 2016, the Company acquired Viventia Bio, Inc. ("Viventia") through the issuance of common stock and contingent consideration (the "Acquisition"). The Company has valued the acquired assets and liabilities based on their estimated fair values as of September 20, 2016 and finalized its purchase accounting for the Acquisition during the third quarter of 2017. The contingent consideration relates to amounts potentially payable to Viventia's shareholders pursuant to the terms of the share purchase agreement. Contingent consideration is measured at fair value and is based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The valuation of contingent consideration uses assumptions the Company believes would be made by a market participant. The Company assesses these estimates on an on-going basis as additional data impacting the assumptions is obtained. Future changes in the fair value of contingent consideration related to updated assumptions and estimates are recognized within the condensed consolidated statements of operations and comprehensive loss.
Contingent consideration may change significantly as development progresses and additional data are obtained, impacting the Company’s assumptions regarding probabilities of successful achievement of related milestones used to estimate the fair value of the liability and the timing in which they are expected to be achieved. In evaluating the fair value information, considerable judgment is required to interpret the market data used to develop the estimates. The estimates of fair value may not be indicative of the amounts that could be realized in a current market exchange. Accordingly, the use of different market assumptions and/or different valuation techniques could result in materially different fair value estimates. The following table sets forth a summary of changes in the fair value of the Company's contingent consideration liability (in thousands):

Beginning balance, December 31, 2017	$39,600
Gain from change in fair value of contingent consideration	(1,200)
Ending balance, March 31, 2018	$38,400
The fair value of the Company’s contingent consideration was determined using probabilities of successful achievement of regulatory milestones and commercial sales, the period in which these milestones and sales are expected to be achieved ranging from 2020 to 2033, the level of commercial sales of Vicinium, and discount rates ranging from 8.3% to 10.5% as of December 31, 2017 and 9.1% to 10.5% as of March 31, 2018. Significant changes in any of these assumptions would result in a significantly higher or lower fair value measurement.
There have been no changes to the valuation methods utilized during the three months ended March 31, 2018. The Company evaluates transfers between levels at the end of each reporting period. There were no transfers of assets or liabilities between levels during the three months ended March 31, 2018.
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
During 2016, the Company received an upfront license fee of $7.5 million and a milestone payment of $22.5 million. The Company is entitled to receive up to $240.0 million in additional consideration upon the achievement of specified regulatory, development and commercial milestones. Specifically, an aggregate amount of up to $175.0 million is payable to the Company for the achievement of specified milestones with respect to the first indication: $50.0 million in development milestones, $50.0 million in regulatory milestones and $75.0 million in commercialization milestones. Additional amounts of up to $65.0 million are payable upon the achievement of specified development and regulatory milestones in a second indication. In addition, the Company is entitled to receive royalty payments in accordance with a tiered royalty rate scale, with rates ranging from 7.5% to 15% for net sales of potential future products containing EBI-031 and up to 50% of these rates for net sales of potential future products containing other IL-6 compounds, with each of the royalties subject to reduction under certain circumstances and to buy-out options.
The License Agreement is subject to the provisions of ASC 606, which was adopted effective January 1, 2018 utilizing a modified retrospective method. The Company concluded that all performance obligations had been achieved as of the adoption date and therefore the full transaction price was considered earned. The transaction price was determined to be the $30.0 million received in 2016. Additional consideration to be paid to the Company upon the achievement of certain milestones will be included if it is expected that the amounts will be received and the amounts would not be subject to a constraint. As of the date of the adoption, no amounts were expected to be received from the achievement of any milestones due to the nature of the milestones and the development status of the product candidates at the time of the adoption. As a result, there were no amounts required to be recorded as a cumulative adoption adjustment as the consideration recognized under ASC 606 was consistent with the amounts recognized under the previous accounting literature.
As of March 31, 2018, the Company concluded that there would be no adjustments to the transaction price as the Company continued to not expect any amounts to be received from any milestones within the License Agreement. This is due to the nature of the milestones and the development status of the product candidates at the time of the adoption. As a result, no revenue was recognized during the three-month period ended March 31, 2018 as all performance obligations had been previously achieved and there was no change in the transaction price during the period. No revenue would have been recognized under the previous accounting literature during the three month period ended March 31, 2018 as no milestones were achieved in the period, which was the revenue recognition criteria under the previous accounting literature.
5. Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Development costs	$2,650	$2,581
Employee compensation (including reduction in workforce)	896	735
Professional fees	237	463
Other	70	34
	$3,853	$3,813
6. Share-Based Payments
Pursuant to the terms of the Company's 2014 Stock Incentive Plan (the "2014 Plan"), the number of shares authorized for issuance automatically increases on the first day of each fiscal year. On January 1, 2018, the number of shares reserved for issuance under the 2014 Plan increased by 1,388,103 shares. As of March 31, 2018, the total number of shares of common stock available for issuance under the 2014 Plan was 2,594,634.
The Company also maintains the Eleven Biotherapeutics, Inc. 2009 Stock Incentive Plan, as amended and restated, and the 2014 Employee Stock Purchase Plan ("2014 ESPP").
Stock-Based Compensation Expense
Stock-based compensation expense by award type was as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Stock options	$375	$187
Restricted stock	23	51
Restricted stock units	—	3
Employee stock purchase plan	3	3
	$401	$244
The Company allocated stock-based compensation expense as follows in the condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended March 31,
	2018	2017
Research and development expense	$165	$40
General and administrative expense	236	204
	$401	$244

At March 31, 2018, there was $1.0 million of total unrecognized compensation expense related to unvested stock options and shares issued pursuant to the Company's 2014 ESPP. This unrecognized compensation expense is expected to be recognized over a weighted-average period of 2.40 years.
Stock Options
A summary of the stock option activity is presented below:

	Shares	Weighted-Average Exercise Price
Outstanding at December 31, 2017	2,695,796	$3.16
Granted	102,500	0.93
Exercised	—	—
Cancelled or forfeited	(150,292)	2.20
Outstanding at March 31, 2018	2,648,004	$3.13
Exercisable at March 31, 2018	1,580,060	$3.79
Vested and expected to vest at March 31, 2018(1)	2,586,804	$3.16

(1)	Represents the number of vested stock options, plus the number of unvested stock options expected to vest. The Company adopted ASU 2016-09 as of January 1, 2017 and records forfeitures as they occur.

During the fourth quarter of 2017, the Company issued stock option awards to certain employees which contained performance vesting conditions. Certain of the vesting milestones were achieved during the fourth quarter 2017 and the expense related to these awards was recognized in full during the period. Certain other performance conditions had previously not been considered probable of vesting and therefore no expense was recognized. During the first quarter of 2018, these conditions were deemed probable of occurring and the expense for these awards has been recognized over the estimated vesting period.
Restricted Stock
From time to time, upon approval by the Board, certain employees, directors and advisors have been granted restricted shares of common stock. A summary of the restricted stock is presented below:

	Restricted Stock	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2017	4,430	$11.43
Vested	(4,430)	11.43
Unvested at March 31, 2018	—
Employee Stock Purchase Plan
On March 14, 2018, the Company issued and sold 9,565 shares of its common stock pursuant to the 2014 ESPP at a purchase price of $0.98 per share. The Company has estimated the number of shares to be issued at the end of the current offering period and recognizes expense over the requisite service period.
7. Net (Loss) Income Per Share
Basic net (loss) income per share is calculated by dividing net (loss) income by the weighted-average shares outstanding during the period, without consideration for common stock equivalents. Diluted net (loss) income per share is calculated by adjusting weighted-average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury-stock method. For purposes of the diluted net (loss) income per share calculation, stock options, unvested restricted stock, and common stock warrants are considered to be common stock equivalents.

The following common stock equivalents were excluded from the calculation of diluted net (loss) income per share for the periods indicated because including them would have had an anti-dilutive effect or the exercise prices were greater than the average market price of the common shares.

	Three Months Ended March 31,
	2018	2017
Stock options	2,648,004	1,717,181
Unvested restricted stock	—	17,720
Common stock warrants	17,602,350	926,840
	20,250,354	2,661,741
8. Reduction in Workforce
In 2017, the Board approved a strategic restructuring of the Company to eliminate a portion of the Company’s workforce and recorded restructuring costs, including severance and benefits in accordance with the Company's severance benefit plan, and recorded an accrued liability of $0.1 million as of December 31, 2017. The Company paid $0.1 million in severance costs during the three month ending March 31, 2018.
The table below provides a roll-forward of the reduction in workforce liability (in thousands):

Balance as of January 1, 2017	$111
Payments	(53)
Balance as of March 31, 2018	$58

9. Cash, cash equivalents and restricted cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows (in thousands):

	March 31,	December 31,
	2018	2017
Cash and cash equivalents	19,688	$14,680
Restricted cash	10	10
Total cash, cash equivalents and restricted cash	19,698	14,690

Amounts included in restricted cash represent cash held to collateralize a credit limit with Silicon Valley Bank of $10,000 as of March 31, 2018 and December 31, 2017, respectively.

10. Subsequent Event

The Company has evaluated, for potential recognition and disclosure, events that occurred prior to the date at which the condensed consolidated financial statements were issued.
On April 9, 2018, the Company granted 970,900 stock options at an exercise price of $1.50.
From April 1, 2018 through May 10, 2018, the Company received approximately $4.2 million of net proceeds from the issuance of 5.2 million shares of common stock due to the exercise of common stock purchase warrants issued in connection with the Company's November 2017 Financing.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the notes to those financial statements appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management's discussion and analysis of financial condition and results of operations for the year ended December 31, 2017 included in our Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in Part II, Item 1A, "Risk Factors" of this Quarterly Report on Form 10-Q and in Part I, Item IA, “Risk Factors” of our Annual Report on Form 10-K which are incorporated herein by reference, our actual results could differ materially from the results described in or implied by the forward-looking statements.
Overview
We are a biologics oncology company focused primarily on designing, engineering and developing targeted next generation ADCs. Our next generation ADCs are single protein therapeutics composed of targeting moieties genetically fused via a peptide linker domain to cytotoxic protein payloads that are produced through our proprietary one-step manufacturing process. We target tumor cell surface antigens that allow for rapid internalization into the targeted cancer cell while having limited expression on normal cells. We have designed our next generation ADCs to overcome the fundamental efficacy and safety challenges inherent in existing ADCs, where a payload is chemically attached to a targeting antibody.
Our most advanced product candidate is VB4-845, also known as ViciniumTM for the treatment of high-grade non-muscle invasive bladder cancer, or NMIBC, which is a locally-administered next generation ADC. In a completed Phase 2 clinical trial, of the 45 evaluable subjects treated with Vicinium, 40% achieved a complete response or no evidence of disease at three months while 16% remained disease-free for at least 18 months. In the third quarter of 2015, we, through our subsidiary, Viventia Bio Inc., or Viventia, commenced in the United States and Canada a Phase 3 clinical trial of Vicinium for the treatment of subjects with high-grade non-muscle invasive bladder cancer, or NMIBC. We completed enrollment in this clinical trial of the primary endpoint population, subjects with carcinoma in situ, in March 2018 and anticipate reporting three-month data in May 2018 and twelve-month data in mid-2019. In June 2017, we entered into a Cooperative Research and Development Agreement, or CRADA, with the National Cancer Institute, or NCI, for the development of Vicinium in combination with AstraZeneca’s immune checkpoint inhibitor, durvalumab, for the treatment of NMIBC. Under the terms of the CRADA, the NCI will conduct a Phase 1 clinical trial in subjects with high-grade NMIBC to evaluate the safety, efficacy and biological correlates of Vicinium in combination with durvalumab. This Phase 1 trial is open and actively recruiting patients.
Vicinium has also been evaluated as a locally-administered next generation ADC for the treatment of squamous cell carcinoma of the head and neck, or SCCHN. Vicinium, or VB4-845, for the treatment of SCCHN had been previously designated as ProxiniumTM to indicate its different fill volume and vial size for local administration via intratumoral injection. In our two Phase 1 clinical trials, 53% of evaluable subjects treated with Vicinium demonstrated antitumor activity with epithelial cell adhesion molecule, or EpCAM-expressing tumors as assessed by the investigators' clinical measurements, the investigators' overall assessment including qualitative changes, and assessment of available radiologic data. In addition, three out of the four subjects with complete responses of injected tumors had regression or complete resolution of adjacent non injected lesions. In a Phase 2 clinical trial, we observed tumor shrinkage in 10 of the 14 evaluable subjects (71.4%). We intend to initiate a Phase 1/2a clinical trial that will explore the potential of Vicinium in combination with a checkpoint inhibitor for the treatment of SCCHN and are actively seeking partners for a combination program. In addition to our locally-administered next generation ADCs, our pipeline also includes systemically-administered next generation ADCs in development. Our systemically-administered next generation ADCs are built around our proprietary de-immunized variant of the plant-derived cytotoxin bouganin, or deBouganin. Our lead systemically-administered product candidate, VB6-845d, is being developed for the treatment of multiple types of EpCAM-positive solid tumors. VB6-845d is administered by intravenous infusion. A Phase 1 clinical trial conducted with VB6-845, the prior version of VB6-845d, revealed no clinically relevant immune response to the deBouganin payload.
We have deferred further development of VB6-845d and of Vicinium for the treatment of SCCHN in order to focus our efforts and our resources on our ongoing development of Vicinium for the treatment of high-grade NMIBC. We are also exploring collaborations for Vicinium for the treatment of SCCHN and VB6-845d, and plan on submitting an Investigational New Drug application, or IND, with VB6-845d once funding or a partner is secured for this program.

We maintain global development, marketing and commercialization rights for all of our next generation ADC-based product candidates. We intend to explore various commercialization strategies to market our approved products. If we obtain regulatory approval for Vicinium for the treatment of high-grade NMIBC, we may build a North American specialty urology sales force to market the product or seek commercialization partners. If we obtain regulatory approval for Vicinium for the treatment of SCCHN or for our other product candidates, including VB6-845d, we may seek partners with oncology expertise in order to maximize the commercial value of each asset or a portfolio of assets. We also own or exclusively license worldwide intellectual property rights for all of our next generation ADC-based product candidates, covering our key patents with protection ranging from 2018 to 2036.
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
Liquidity
Since inception, we have incurred significant operating losses and expect to continue to incur operating losses for the foreseeable future. We had a net loss of $4.0 million for the three months ended March 31, 2018. As of March 31, 2018, we had an accumulated deficit of $156.3 million.
On March 23, 2018, we raised approximately $9.0 million of net proceeds from the sale of 7,968,128 shares of our common stock in a registered direct offering and the sale of common stock purchase warrants to purchase 7,968,128 shares of common stock at a price of $0.125 for each warrant to purchase one share of our common stock in a concurrent private placement. We refer to the registered direct offering and concurrent private placement as the “March 2018 Financing.” Subject to certain ownership limitations, the common stock purchase warrants issued in the March 2018 Financing were exercisable immediately upon issuance at an exercise price equal to $1.20 per share of common stock, subject to adjustments as provided under the terms of such common stock purchase warrants. The common stock purchase warrants are exercisable for five years from March 23, 2018.
In addition, from April 1, 2018 through May 10, 2018, we received approximately $4.2 million in proceeds from the issuance of 5.2 million shares of common stock due to the exercise of common stock purchase warrants issued in connection with our underwritten public offering completed in November 2017, or the November 2017 Financing.
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
Accordingly, until such time that we can generate substantial revenue from product sales, if ever, we expect to finance our operations through public or private equity or debt financings, collaboration or licensing arrangements, or other sources. However, we may be unable to raise additional funds or enter into such arrangements when needed on favorable terms, or at all, which would have a negative impact on our financial condition and could force us to delay, limit, reduce or terminate our development programs or commercialization efforts or grant to others rights to develop or market product candidates that we would otherwise prefer to develop and market ourselves. Failure to receive additional funding could cause us to cease operations, in part or in full. Furthermore, even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital due to favorable market conditions or strategic considerations.
We believe that our cash and cash equivalents of $19.7 million as of March 31, 2018, together with the approximate $4.2 million of net proceeds received from the issuance of 5.2 million shares of common stock due to the exercise of common stock purchase warrants between April 1, 2018 and May 10, 2018, will be sufficient to fund our current operating plan into early 2019, however, we have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.
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

During 2016, the Company received an upfront license fee of $7.5 million and a milestone payment of $22.5 million. The Company is entitled to receive up to $240.0 million in additional consideration upon the achievement of specified regulatory, development and commercial milestones. Specifically, an aggregate amount of up to $175.0 million is payable to the Company for the achievement of specified milestones with respect to the first indication: $50.0 million in development milestones, $50.0 million in regulatory milestones and $75.0 million in commercialization milestones. Additional amounts of up to $65.0 million are payable upon the achievement of specified development and regulatory milestones in a second indication. In addition, the Company is entitled to receive royalty payments in accordance with a tiered royalty rate scale, with rates ranging from 7.5% to 15% for net sales of potential future products containing EBI-031 and up to 50% of these rates for net sales of potential future products containing other IL-6 compounds, with each of the royalties subject to reduction under certain circumstances and to buy-out options.
The License Agreement is subject to the provisions of ASC 606, which was adopted effective January 1, 2018 utilizing a modified retrospective method. The Company concluded that all performance obligations had been achieved as of the adoption date and therefore the full transaction price was considered earned. The transaction price was determined to be the $30.0 million received in 2016. Additional consideration to be paid to the Company upon the achievement of certain milestones will be included if it is expected that the amounts will be received and the amounts would not be subject to a constraint. As of the date of the adoption, no amounts were expected to be received from the achievement of any milestones due to the nature of the milestones and the development status of the product candidates at the time of the adoption. As a result, there were no amounts required to be recorded as a cumulative adoption adjustment as the consideration recognized under ASC 606 was consistent with the amounts recognized under the previous accounting literature.
As of March 31, 2018, the Company concluded that there would be no adjustments to the transaction price as the Company continued to not expect any amounts to be received from any milestones within the License Agreement. This is due to the nature of the milestones and the development status of the product candidates at the time of the adoption. As a result, no revenue was recognized during the three-month period ended March 31, 2018 as all performance obligations had been previously achieved and there was no change in the transaction price during the period. No revenue would have been recognized under the previous accounting literature during the three month period ended March 31, 2018 as no milestones were achieved in the period, which was the revenue recognition criteria under the previous accounting literature.

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
A change in the outcome of any of these variables with respect to the development of any product candidate could mean a significant change in the costs and timing associated with the development of that product candidate. For example, if the FDA or another regulatory authority were to require us to conduct clinical trials or other testing beyond those that we currently contemplate will be required for the completion of clinical development of any product candidate, we could be required to expend significant additional financial resources and time on the completion of clinical development of that product candidate.
We allocate direct research and development expenses, consisting principally of external costs, such as fees paid to investigators, consultants, central laboratories and CROs in connection with our clinical trials, and costs related to manufacturing or purchasing clinical trial materials, to specific product programs. We do not allocate employee and contractor-related costs, costs associated with our platform and facility expenses, including depreciation or other indirect costs, to specific product programs because these costs may be deployed across multiple product programs under research and development and, as such, are separately classified. The table below provides research and development expenses incurred for Vicinium for the treatment of high-grade NMIBC, Vicinium for the treatment of SCCHN, and VB6-845d product programs and other expenses by category. We have deferred further development of Vicinium for the treatment of SCCHN and VB6-845d in order to focus our efforts and our resources on our ongoing development of Vicinium for the treatment of NMIBC. Since our acquisition of Viventia, our research and development expenses have been related primarily to the development of Vicinium for the treatment of high-grade NMIBC. We expect our research and development expenses for Vicinium for the treatment of NMIBC will continue to increase during subsequent periods. We did not allocate research and development expenses to any other specific product program during the periods presented:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Programs:
Vicinium, for the treatment of high-grade NMIBC (1)	$1,922	$1,519
Vicinium, for the treatment of SCCHN (2)	—	27
VB6-845d (2)	—	72
Total direct program expenses	1,922	1,618
Personnel and other expenses:
Employee and contractor-related expenses	965	855
Platform-related lab expenses	63	127
Facility expenses	95	91
Other expenses	210	183
Total personnel and other expenses	1,333	1,256
Total research and development expenses	$3,255	$2,874
(1) We expect our development activities for Vicinium for the treatment of high-grade NMIBC will increase significantly during subsequent periods.
(2) We have deferred further development of Vicinium for the treatment of SCCHN and of VB6-845d in order to focus our efforts and our resources on our ongoing development of Vicinium for the treatment of high-grade NMIBC.
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
Changes in Fair Value of Contingent Consideration
In connection with the Acquisition, we recorded contingent consideration pertaining to the amounts potentially payable to Viventia's shareholders pursuant to the terms of the share purchase agreement. The fair value of contingent consideration is assessed at each balance sheet date and changes, if any, to the fair value are recognized within the condensed consolidated statements of operations and comprehensive income (loss).
Other Income (Expense), Net
Other income (expense), net consists primarily of interest income earned on cash and cash equivalents.
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
Recently adopted accounting standards
In May 2014, the FASB issued ASU No. 2014-09, codified as ASC-606, Revenue from Contracts with Customers, or ASC-606, which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. The new standard was effective on January 1, 2018 and we adopted this standard using the modified retrospective approach. All of the revenue generated in the three months ended March 31, 2017 is from our license arrangement with Roche. We did not record any revenue for the three months ended March 31, 2018. We evaluated variable consideration, and in particular, milestone payments from Roche to assess the timing of when to include them in the transaction price. This assessment did not result in earlier revenue recognition under ASC 606 compared to the current guidance and did not result in any revenue being recorded for the three months ended March 31, 2018. As such, the adoption of ASC 606 did not have material impact on its financial position and results of operations or cash flows.
In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting, or ASU 2017-09. This update clarifies the changes to terms or conditions of a share-based payment award that require an entity to apply modification accounting. ASU 2017-09 is effective as of January 1, 2018. The adoption of this guidance did not have a significant impact on our financial position, results of operations or cash flows.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash.  ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 was effective for annual and interim periods beginning after December 15, 2017, with early adoption permitted.  We adopted this standard effective January 1, 2018.  Upon adoption of ASU 2016-18, we applied the retrospective transition method for each period presented and included $10,000 of restricted cash in the beginning-of-period and end-of-period cash, cash equivalents and restricted cash balance reflected in the condensed consolidated statement of cash flows for the three months ended March 31, 2017.  A reconciliation of cash, cash equivalents and restricted cash for each period presented is provided in note 10 to the condensed consolidated financial statements.
On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted in the United States. The Act reduces the U.S. federal corporate tax rate from 34% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. In December 2017, the SEC issued guidance under SAB No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act directing taxpayers to consider the impact of the U.S. legislation as “provisional” when it does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the change in tax law. As of March 31, 2018, we had not yet completed our accounting for all of the tax effects of the enactment of the Act.
Recently issued accounting pronouncements
In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). ASU
2016-02 addresses the financial reporting of leasing transactions. Under current guidance for lessees, leases are only included on the balance sheet if certain criteria, classifying the agreement as a capital lease, are met. This update will require the recognition of a right-of-use asset and a corresponding lease liability, discounted to the present value, for all leases that extend beyond 12 months. For operating leases, the asset and liability will be expensed over the lease term on a straight-line basis, with all cash flows included in the operating section of the statement of cash flows. For finance leases, interest on the lease liability will be recognized separately from the amortization of the right-of-use asset in the statement of operations and the repayment of the principal portion of the lease liability will be classified as a financing activity while the interest component will be included in the operating section of the statement of cash flows. This guidance is effective for annual and interim reporting periods beginning after December 15, 2018. Early adoption is permitted. The Company has not yet completed the analysis of how adopting this guidance will affect its consolidated financial statements.
There have been no significant changes to our critical accounting policies discussed in our Annual Report on Form 10-K for the year ended December 31, 2017, which we refer to as our 2017 Form 10-K, other than the adoption of ASC 606.
Results of Operations
Comparison of the Three Months Ended March 31, 2018 and 2017

	Three Months Ended March 31,
	2018	2017	Change
	(in thousands)
Revenue:
Collaboration revenue	$—	$—	$—
License revenue	—	425	(425)
Total revenue	—	425	(425)
Operating expenses:
Research and development	3,255	2,874	381
General and administrative	1,952	2,213	(261)
(Gain) Loss from change in fair value of contingent consideration	(1,200)	1,500	(2,700)
Total operating expenses	4,007	6,587	(2,580)
(Loss) income from operations	(4,007)	(6,162)	2,155
Other income (expense), net	44	101	(57)
Net (loss) income and comprehensive (loss) income	$(3,963)	$(6,061)	$2,098
Revenue. We recorded no revenue for the three months ended March 31, 2018 compared to $0.4 million for the three months ended March 31, 2017. The decrease was due to a decrease in license revenue recognized pursuant to our License Agreement with Roche.
Research and development expenses. Research and development expenses were $3.3 million for the three months ended March 31, 2018 compared to $2.9 million for the three months ended March 31, 2017. The increase of $0.4 million was due primarily to increases in Vicinium for the treatment of high-grade NMIBC related development expenses of $0.4 million and increases in stock-based compensation of $0.2 million, offset by decreases of $0.2 million in pre-clinical and manufacturing expenses.
General and administrative expenses. General and administrative expenses were $2.0 million for the three months ended March 31, 2018 compared to $2.2 million for the three months ended March 31, 2017. The decrease of $0.3 million was due primarily to a decrease in legal and professional fees.
(Gain) Loss from change in fair value of contingent consideration. The change in fair value of contingent consideration was a $(1.2) million gain for the three months ended March 31, 2018 compared to a $1.5 million loss for the three months ended March 31, 2017. The change of $(2.7) million was due primarily to changes in the discount rates.
Other income (expense), net. Other income, net was $44,000 for the three months ended March 31, 2018 compared to other expense, net of $101,000 for the three months ended March 31, 2017. The change of $(57,000) was due primarily to the decrease in proceeds from sales of equipment.
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
On March 23, 2018, we raised approximately $9.0 million of net proceeds from the sale of 7,968,128 shares of our common stock in a registered direct offering and the sale of common stock purchase warrants to purchase 7,968,128 shares of common stock at a price of $0.125 for each warrant to purchase one share of our common stock in a concurrent private placement. Subject to certain ownership limitations, the common stock purchase warrants issued in the March 2018 Financing were exercisable immediately upon issuance at an exercise price equal to $1.20 per share of common stock, subject to adjustments as provided under the terms of such common stock purchase warrants. The common stock purchase warrants are exercisable for five years from March 23, 2018.
Between April 1, 2018 and May 10, 2018, we received approximately $4.2 million in proceeds from the issuance of 5.2 million shares of common stock due to the exercise of common stock purchase warrants issued in connection with the November 2017 Financing.
Cash Flows
As of March 31, 2018, we had cash and cash equivalents of $19.7 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.
The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Net cash (used in) provided by :
Operating activities	$(4,383)	$(5,195)
Investing activities	5	76
Financing activities	9,386	45
Net decrease in cash and cash equivalents	$5,008	$(5,074)
Operating activities. Net cash used in operating activities was $4.4 million for the three months ended March 31, 2018 and consisted primarily of net loss of $4.0 million, adjusted for non-cash items, including stock-based compensation expense of $0.4 million, a change in fair value of contingent consideration of $1.2 million, and a net change in operating assets and liabilities of $0.3 million.
Net cash provided by operating activities was $5.2 million for the three months ended March 31, 2017, and consisted primarily of net income of $6.1 million resulting from the License Agreement with Roche, adjusted for non-cash items, including stock-based compensation expense of $0.2 million, depreciation expense of $0.1 million, change in fair value of contingent consideration of $1.5 million, gain on sale of property and equipment of $(0.1) million and a net change in operating assets and liabilities of $(0.9) million.
Investing activities. Net cash provided by investing activities consisted of sales of property and equipment. We had cash proceeds from the sale of property and equipment of approximately $5,000 and $76,000 for the three months ended March 31, 2018 and 2017, respectively.

Financing activities. Net cash provided by financing activities for the three months ended March 31, 2018 consisted of the proceeds from the cash exercise of common stock purchase warrants issued in connection with our November 2017 Financing, as well as the sale of 7,968,128 shares of our common stock and common stock purchase warrants to purchase 7,968,128 shares of our common stock in the March 2018 Financing.
Funding Requirements
We will incur substantial expenses if and as we:

•	continue our Phase 3 clinical trial for Vicinium for the treatment of high-grade NMIBC;

•	incur research and pre-clinical and clinical development of our other product candidates;

•	seek to discover and develop additional product candidates;

•	in-license or acquire the rights to other products, product candidates or technologies;

•	seek marketing approvals for any product candidates that successfully complete clinical trials;

•	establish sales, marketing and distribution capabilities and scale up and validate external manufacturing capabilities to commercialize any products for which we may obtain marketing approval;

•	maintain, expand and protect our intellectual property portfolio;

•	add equipment and physical infrastructure to support our research and development;

•	hire additional clinical, quality control, scientific and management personnel; and

•	expand our operational, financial and management systems and personnel.
We believe that our cash and cash equivalents of $19.7 million as of March 31, 2018, together with the $4.2 million of proceeds received from April 1, 2018 through May 10, 2018 from the issuance of 5.2 million shares of common stock due to the exercise of common stock purchase warrants issued in the November 2017 Financing, will be sufficient to fund our current operating plan into early 2019; however, we have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.
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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, government or other third-party funding, collaborations, strategic alliances, licensing arrangements and marketing and distribution arrangements. We do not have any committed external source of funds other than the amounts payable under the License Agreement with Roche. To the extent that we raise additional capital through the sale of equity or debt securities, such as the financings we completed in November 2017 and March 2018, our stockholders' ownership interest will be diluted and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights as holders of our common stock. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through government or other third-party funding, collaborations, strategic alliances, licensing arrangements or marketing and distribution arrangements, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market ourselves.
Contractual Obligations and Commitments
The disclosure of our contractual obligations and commitments is set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations and Commitments” in our 2017 Form 10-K.
During the three months ended March 31, 2018, there were no material changes from the contractual commitments and obligations previously disclosed in our 2017 Form 10-K.
License Agreements
The disclosure of our obligations under our license agreements is set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — License Agreements” in our 2017 Form 10-K.
During the three months ended March 31, 2018, there were no material changes to our obligations under our license agreements previously disclosed in our 2017 Form 10-K.
Off-balance Sheet Arrangements
We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the Securities and Exchange Commission, or SEC.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
We are exposed to market risk related to changes in interest rates. As of March 31, 2018, we had cash and cash equivalents of $19.7 million, primarily money market mutual funds consisting of U.S. government-backed securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point (1.0%) change in interest rates would not have a material effect on the fair market value of our portfolio.
Foreign Currency Risk
As our functional currency is in U.S. Dollars, we face foreign exchange rate risk as a result of entering into transactions denominated in Canadian dollars. As a result, our primary foreign currency exposure is to fluctuations in the Canadian dollar relative to the U.S. dollar. A hypothetical 10% change in average foreign currency exchange rates during any of the preceding periods presented would not have a material effect on our net loss. Foreign exchange rates may continue to be a factor in the future periods as we continue to expand and grow our business.
Item 4.         Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e)) under Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Notwithstanding our assessment that, as noted below, our internal control over financial reporting was not effective as of December 31, 2017 related to accounting for business combinations, our management concluded that our disclosure controls and procedures were effective at the reasonable assurance level. The material weakness in our internal control over financial reporting was attributable primarily to our lack of expertise in our finance and accounting group related to the accounting for business combinations.
As more fully discussed in our 2017 Annual Report on Form 10-K, to remediate the material weakness referenced above, we have implemented or have plans to implement the remediation initiatives described in Part II, Item 9A of our 2017 Annual Report on Form 10-K and will continue to evaluate the remediation and plan to implement additional measures in the future.
Previously Identified Material Weakness
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway

Commission in Internal Control-Integrated Framework (2013). Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2017.
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
Remediation Status
As more fully discussed in our 2017 Annual Report on Form 10-K, to remediate the material weaknesses referenced above, we have implemented or have plans to implement the remediation initiatives described in Part II, Item 9A of our 2017 Annual Report on Form 10-K and will continue to evaluate the remediation and plan to implement additional measures in the future. Effective as of October 20, 2017, John McCabe resigned as our Chief Financial Officer and Richard Fitzgerald was appointed as our Interim Chief Financial Officer and on January 23, 2018, Mr. Fitzgerald was appointed as our Chief Financial Officer. In order to stabilize our remediation efforts in light of this transition, we also retained consultants to assist with the review of assumptions used and conclusions reached from the perspective of a typical market participant used in the acquisition valuation model for the final purchase price allocation. In connection with our remediation plan, in early 2018 we added an employee to our financial and accounting group and may add additional employees during 2018 to broaden capacity. We also continue to engage independent consultants to aid in the review of our financial reporting process and continue to evaluate steps to address the material weakness.
Changes in Internal Control Over Financial Reporting
During the three months ended March 31, 2018, management continued to implement certain remediation initiatives discussed in Part II, Item 9A of our 2017 Annual Report on Form 10-K. However, there were no material changes to our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.         Legal Proceedings
We are not currently subject to any material legal proceedings.

Item 1A.	Risk Factors
There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
Other than as previously disclosed on our Current Reports on Form 8-K filed with the SEC, we did not issue any unregistered equity securities during the three months ended March 31, 2018.
Item 3.         Defaults Upon Senior Securities.
Not applicable.
Item 4.         Mine Safety Disclosures.
Not applicable.
Item 5.         Other Information.
Not applicable.
Item 6.        Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

Exhibit No.	Description
4.1	Form of Warrant. Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on March 23, 2018 (File. No. 001-36296).
10.1
Employment Agreement, dated January 23, 2018, by and between Eleven Biotherapeutics, Inc. and Richard Fitzgerald. Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on January 25, 2018 (File No. 001-36296).

10.2	Form of Securities Purchase Agreement. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on March 23, 2018 (File. No. 001-36296).
31.1*	Rule 13a-14(a) Certification of Principal Executive Officer
31.2*	Rule 13a-14(a) Certification of Principal Financial Officer
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. §1350
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELEVEN BIOTHERAPEUTICS, INC.

By:	/s/ Stephen A. Hurly
Stephen A. Hurly
President and Chief Executive Officer
(Principal Executive Officer and Duly Authorized Officer)
May 15, 2018