Form 10-Q
period 2018-09-30
Sesen Bio, Inc.
filed 2018-11-09
CIK 1485003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

Large Accelerated filer	☐
Non-accelerated filer	☐
Accelerated filer	☐
Smaller reporting company	☒
Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):
☐   Yes      ☒  No
Number of outstanding shares of Common Stock as of November 7, 2018: 77,456,180

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

•
the timing and costs associated with our manufacturing process and technology transfer to FUJIFILM Diosynth Biotechnologies U.S.A., Inc., or Fujifilm, and our reliance on Fujifilm to perform under our agreement with Fujifilm;

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

ii

PART I—FINANCIAL INFORMATION

Item 1.         Financial Statements
SESEN BIO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share and per share data)

	September 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$57,856	$14,680
Prepaid expenses and other current assets	1,529	301
Total current assets	59,385	14,981
Property and equipment, net	365	522
Restricted cash	20	10
Intangible assets	46,400	46,400
Goodwill	13,064	13,064
Other assets	61	120
Total assets	$119,295	$75,097
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,391	$907
Accrued expenses	5,170	3,813
Total current liabilities	6,561	4,720
Other liabilities	311	215
Deferred tax liability	12,528	12,528
Contingent consideration	49,500	39,600
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 5,000,000 shares authorized at September 30, 2018 and December 31, 2017 and no shares issued and outstanding at September 30, 2018 and December 31, 2017	—	—
Common stock, $0.001 par value per share; 200,000,000 shares authorized at September 30, 2018 and December 31, 2017 and 77,088,570 and 34,702,565 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	77	35
Additional paid-in capital	229,585	170,330
Accumulated deficit	(179,267)	(152,331)
Total stockholders’ equity	50,395	18,034
Total liabilities and stockholders’ equity	$119,295	$75,097
See accompanying notes.

SESEN BIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue:
License revenue	—	—	—	425
Total revenue	—	—	—	425
Operating expenses:
Research and development	3,372	3,619	9,406	9,402
General and administrative	3,825	1,631	8,128	6,085
Loss from change in fair value of contingent consideration	7,200	3,900	9,900	7,600
Total operating expenses	14,397	9,150	27,434	23,087
Loss from operations	(14,397)	(9,150)	(27,434)	(22,662)
Other income:
Other income, net	382	45	498	180
Total other income, net	382	45	498	180
Net loss and comprehensive loss	$(14,015)	$(9,105)	$(26,936)	$(22,482)
Net loss per share — basic and diluted	$(0.18)	$(0.37)	$(0.48)	$(0.91)
Weighted-average number of common shares used in net loss per share — basic and diluted	77,030	24,691	56,526	24,663
See accompanying notes.

SESEN BIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2018	2017
Operating activities
Net loss	$(26,936)	$(22,482)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	156	221
Stock-based compensation expense	935	819
Change in fair value of warrant liability	—	(5)
Loss from change in fair value of contingent consideration	9,900	7,600
Gain on sale of equipment	(5)	(94)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,169)	(285)
Accounts payable	484	(301)
Accrued expenses and other liabilities	1,453	803
Deferred revenue	—	(425)
Due to related party	—	9
Net cash used in operating activities	(15,182)	(14,140)
Investing activities
Sales of equipment	5	84
Net cash provided by investing activities	5	84
Financing activities
Proceeds from exercise of common stock options	56	40
Proceeds from issuance of common stock and the issuance and exercise of common stock warrants, net of issuance costs	58,286	—
Proceeds from sale of common stock pursuant to ESPP	21	12
Net cash provided by financing activities	58,363	52
Net increase (decrease) in cash, cash equivalents and restricted cash	43,186	(14,004)
Cash, cash equivalents and restricted cash at beginning of period	14,690	25,352
Cash, cash equivalents and restricted cash at end of period	$57,876	$11,348
Supplemental non-cash investing and financing activities
See accompanying notes.

SESEN BIO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Organization and Basis of Presentation
Sesen Bio, Inc. (the “Company”), formerly Eleven Biotherapeutics, Inc., a Delaware corporation, is a late-stage clinical company developing targeted fusion proteins composed of an anti-cancer antibody fragment tethered to a protein toxin for the treatment of cancer. The Company genetically fuses the cancer-targeting antibody fragment and the cytotoxic protein payload into a single molecule which is produced through the Company's proprietary one-step manufacturing process. The Company targets tumor cell surface antigens that allow for rapid internalization into the targeted cancer cell while also having limited expression on normal cells. The Company has designed its targeted fusion proteins to overcome the fundamental efficacy and safety challenges inherent in existing antibody-drug conjugates ("ADCs"), where a payload is chemically attached to a targeting antibody.
Basis of presentation
The condensed consolidated financial statements as of September 30, 2018 and December 31, 2017 and for the three and nine months ended September 30, 2018 and 2017 and the related information contained within the notes to the condensed consolidated financial statements are unaudited. The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting standards applicable to interim financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s consolidated financial position as of September 30, 2018, its results of operations for the three and nine months ended September 30, 2018 and 2017 and its cash flows for the nine months ended September 30, 2018 and 2017. The financial data and the other financial information disclosed in these notes to the condensed consolidated financial statements related to the three and nine month periods are also unaudited. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or for any other future annual or interim period. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 that was filed with the Securities and Exchange Commission (“SEC”) on April 2, 2018 (the "2017 Form 10-K").
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
The functional currency of Viventia Bio Inc., Viventia Bio USA Inc. and Viventia Biotech (EU) Limited is the U.S. dollar.
Liquidity
The Company has financed its operations to date primarily through debt and equity offerings and collaboration and licensing arrangements. As of September 30, 2018, the Company had cash and cash equivalents totaling $57.9 million, net working capital of $52.8 million and an accumulated deficit of $179.3 million.
During the nine months ended September 30, 2018, the Company raised approximately $50.9 million of net proceeds from the sale of its common stock and common stock purchase warrants and received an additional $7.3 million of proceeds upon the cash exercise of certain of its outstanding common stock purchase warrants. See note 5 to these unaudited condensed consolidated financial statements for additional information regarding the Company’s equity financing activities during the nine months ended September 30, 2018.
The future success of the Company is dependent on its ability to develop its product candidates and ultimately upon its ability to attain profitable operations. In order to commercialize its product candidates, the Company needs to complete clinical development and comply with comprehensive regulatory requirements. The Company is subject to a number of risks similar to other late-stage clinical companies, including, but not limited to, successful discovery and development of its product candidates, raising additional capital with favorable terms, development by its competitors of new technological innovations, protection of proprietary technology and market acceptance of the Company’s products. The successful discovery and development of product candidates requires substantial working capital which may not be available to the Company on favorable terms or at all.
To date, the Company has no revenue from product sales and management expects continuing operating losses in the future. As of September 30, 2018, the Company had available cash and cash equivalents of $57.9 million, which it believes is sufficient to fund the Company’s current operating plan for at least the next twelve months from the date of this Form 10-Q filing. There can be no assurance, however, that the current operating plan will be achieved in the timeframe anticipated by the Company, or that its cash resources will fund the Company’s operating plan for the period anticipated by the Company. Management expects to seek additional funds through equity or debt financings or through additional collaboration, licensing transactions or other sources. The Company may be unable to obtain equity or debt financings or enter into additional collaboration or licensing transactions and, if necessary, the Company will be required to implement cost reduction strategies.

2. Significant Accounting Policies and Recent Accounting Pronouncements
Recently adopted accounting standards
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, codified as Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers ("ASC 606"), which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. The new standard was effective on January 1, 2018 and the Company adopted this standard using the modified retrospective approach. As a result of this adoption, no amounts were recorded as a cumulative effect adjustment to accumulated deficit as of January 1, 2018.
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
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash.  ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 was effective for annual and interim periods beginning after December 15, 2017, with early adoption permitted.  The Company adopted this standard effective January 1, 2018.  Upon adoption of ASU 2016-18, the Company applied the retrospective transition method for each period presented and included $10,000 and $20,000 of restricted cash in the beginning-of-period and end-of-period cash, cash equivalents and restricted cash balance, respectively, in the condensed consolidated statement of cash flows for the nine months ended September 30, 2018.  A reconciliation of cash, cash equivalents and restricted cash for each period presented is provided in note 10 to these unaudited condensed consolidated financial statements.
On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted in the United States. The Act reduces the U.S. federal corporate tax rate from 34% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. In December 2017, the SEC issued guidance under Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act directing taxpayers to consider the impact of the U.S. legislation as “provisional” when it does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the change in tax law. As of September 30, 2018, the Company had not yet completed its accounting for all of the tax effects of the enactment of the Act.
Recently issued accounting pronouncements
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). ASU 2016-02 addresses the financial reporting of leasing transactions. Under current guidance for lessees, leases are only included on the balance sheet if certain criteria, classifying the agreement as a capital lease, are met. This update will require the recognition of a right-of-use asset and a corresponding lease liability, discounted to the present value, for all leases that extend beyond 12 months. For operating leases, the asset and liability will be expensed over the lease term on a straight-line basis, with all cash flows included in the operating section of the statement of cash flows. For finance leases, interest on the lease liability will be recognized separately from the amortization of the right-of-use asset in the statement of operations and the repayment of the principal portion of the lease liability will be classified as a financing activity while the interest component will be included in the operating section of the statement of cash flows. This guidance is effective for annual and interim reporting periods beginning after December 15, 2018. Early adoption is permitted. The Company is in the process of implementing a plan for the adoption of FASB ASU No. 2016-02. Through these implementation efforts, the Company has determined that it intends to elect to apply the package of practical expedients, the practical expedient to not apply the recognition requirements of FASB ASU No. 2016-02 to short-term leases, and the practical expedient allowing for an accounting policy election to choose not to separate non-lease components from lease components for certain classes of assets, and instead to account for each non-lease component with its associated lease component as a single lease component. The Company does not intend to elect to apply the hindsight practical expedient and plans on adopting FASB ASU No. 2016-02 on January 1, 2019 using the transition expedient. The Company expects that adoption of this standard will result in the recognition of a lease liability and right-of-use asset for certain operating leases that are currently not recorded on the condensed consolidated balance sheets.

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
Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine the appropriate amount of revenue to be recognized for arrangements determined to be within the scope of ASC 606, the Company performs the following five steps: (i) identification of the promised goods or services in the contract, (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contact, (iii) measurement of the transaction price, including the constraint on variable consideration, (iv) allocation of the transaction price to the performance obligations, and (v) recognition of revenue when the Company satisfies each performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect consideration it is entitled to in exchange for the goods or services it transfers to the customer.
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
The following table summarizes the assets and liabilities measured at fair value on a recurring basis at September 30, 2018 (in thousands):

Description	September 30, 2018	Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$57,856	$57,856	$—	$—
Restricted cash	20	20	—	—
Total assets	$57,876	$57,876	$—	$—
Liabilities:
Contingent consideration	49,500	—	—	49,500
Total liabilities	$49,500	$—	$—	$49,500
The following table summarizes the assets and liabilities measured at fair value on a recurring basis at December 31, 2017 (in thousands):

Description	December 31, 2017	Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$14,680	$14,680	$—	$—
Restricted cash	10	10	—	—
Total assets	$14,690	$14,690	$—	$—
Liabilities:
Contingent consideration	39,600	—	—	39,600
Total liabilities	$39,600	$—	$—	$39,600
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

Beginning balance, December 31, 2017	$39,600
Loss from change in fair value of contingent consideration	9,900
Ending balance, September 30, 2018	$49,500
The fair value of the Company’s contingent consideration was determined using probabilities of successful achievement of regulatory milestones and commercial sales, the period in which these milestones and sales are expected to be achieved ranging from 2021 to 2033, the level of commercial sales of Vicinium®, and discount rates ranging from 8.3% to 10.5% as of December 31, 2017 and 6.3% to 9.7% as of September 30, 2018. Significant changes in any of these assumptions would result in a significantly higher or lower fair value measurement.
There have been no changes to the valuation methods utilized during the three and nine months ended September 30, 2018. The Company evaluates transfers between levels at the end of each reporting period. There were no transfers of assets or liabilities between levels during the three and nine months ended September 30, 2018.
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
As of September 30, 2018, the Company concluded that there would be no adjustments to the transaction price as the Company continued to not expect any amounts to be received from any milestones within the License Agreement. This is due to the nature of the milestones and the development status of the product candidates at the time of the adoption. As a result, no revenue was recognized during the nine month period ended September 30, 2018 as all performance obligations had been previously achieved and there was no change in the transaction price during the period. No revenue would have been recognized under the previous accounting literature during the nine months ended September 30, 2018 as no milestones were achieved in the period, which was the revenue recognition criteria under the previous accounting literature.
5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Development costs	$3,036	$2,581
Employee compensation (including reduction in workforce)	623	735
Severance to former CEO	660	—
Professional fees	725	463
Other	126	34
	$5,170	$3,813

Stephen A. Hurly departed as the President and Chief Executive of the Company, effective as of August 7, 2018. In connection with his departure, Mr. Hurly and the Company entered into a separation agreement and general release, dated September 28, 2018 (the “Separation Agreement”), which sets forth the terms of Mr. Hurly’s separation from the Company. Pursuant to the Separation Agreement, subject to Mr. Hurly agreeing to a release of claims and complying with certain other continuing obligations contained therein, the Company will pay Mr. Hurly the total amount of $637,500, less applicable withholdings and deductions, which consists of the equivalent of twelve months of Mr. Hurly’s base salary ($425,000) immediately prior to his departure and Mr. Hurly’s annual target bonus for 2018 ($212,500). In addition, the Company, to the extent allowed by applicable law and the applicable plan documents, will continue to provide Mr. Hurly and certain of his dependents with group health and dental insurance for a period of up to twelve months after the effective date of the Separation Agreement.

On August 7, 2018, the Company’s board of directors (the “Board”) appointed Thomas R. Cannell, D.V.M., as the Company’s President and Chief Executive Officer. In connection with his appointment, the Company entered into an employment agreement ("Employment Agreement") with Dr. Cannell, which provides for a one-time relocation payment in the amount of $280,000. If, prior to the two-year anniversary of August 7, 2018, Dr. Cannell resigns without “Good Reason” (as such term is defined in the Employment Agreement) or is terminated with “Cause” (as such term is defined in the Employment Agreement), Dr. Cannell is required to repay the Company the total sum of relocation benefits paid to Dr. Cannell pursuant to the Employment Agreement. As of September 30, 2018, the one-time relocation payment has been paid.

6. Equity Financings

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

In addition, the Company received proceeds of $7.3 million from the issuance of 8,765,496 shares of its common stock upon the cash exercise of common stock purchase warrants issued in connection with (i) its underwritten public offering in November 2017 and (ii) its private placement of common stock purchase warrants in the March 2018 Financing during the nine months ended September 30, 2018.
7. Share-Based Payments
Pursuant to the terms of the Company's 2014 Stock Incentive Plan (the "2014 Plan"), the number of shares authorized for issuance automatically increases on the first day of each fiscal year. On January 1, 2018, the number of shares reserved for issuance under the 2014 Plan increased by 1,102,362 shares. As of September 30, 2018, the total number of shares of common stock available for issuance under the 2014 Plan was 1,470,267.
The Company also maintains the Company's 2009 Stock Incentive Plan, as amended and restated, and the Company's 2014 Employee Stock Purchase Plan ("2014 ESPP").

Stock-Based Compensation Expense
Stock-based compensation expense by award type was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Stock options	$246	$201	$905	$656
Restricted stock	—	50	$23	152
Restricted stock units	—	—	$—	3
Employee stock purchase plan	2	2	7	8
	$248	$253	$935	$819
The Company allocated stock-based compensation expense as follows in the condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Research and development expense	$99	$56	$387	$179
General and administrative expense	149	197	$548	$640
	$248	$253	$935	$819
At September 30, 2018, there was $2.9 million of total unrecognized compensation expense related to unvested stock options and shares issued pursuant to the 2014 ESPP. This unrecognized compensation expense is expected to be recognized over a weighted-average period of 3.18 years.
Stock Options
A summary of the stock option activity is presented below:

	Shares	Weighted-Average Exercise Price
Outstanding at December 31, 2017	2,695,796	$3.16
Granted	3,055,900	1.72
Exercised	(71,403)	0.79
Cancelled or forfeited	(1,111,941)	2.40
Outstanding at September 30, 2018	4,568,352	$2.42
Exercisable at September 30, 2018	1,868,379	$3.35

On August 7, 2018, in connection with the appointment of Dr. Cannell, the Company granted Dr. Cannell a non-statutory stock option to purchase 1,350,000 shares of the Company's common stock. This grant was made in the form of inducement equity award outside the 2014 Plan in accordance with Nasdaq Listing Rule 5635(c)(4). This stock option was granted with an effective grant date of August 7, 2018 and an exercise price of $1.60 per share (the closing price per share of the Company's common stock on August 7, 2018). The stock option has a ten-year term and vests over a four-year period, with 25% percent of the shares underlying the stock option award vesting on the first anniversary of the date of grant and an additional 6.25% percent of the shares underlying the stock option vesting at the end of each successive three-month period following the one-year anniversary of the date of grant of the stock option, subject to Dr. Cannell’s continued service with the Company through the applicable vesting dates. The inducement equity award was approved by the Company's Compensation Committee and was made as an inducement material to Dr. Cannell’s entering into employment with the Company in accordance with Nasdaq Listing Rule 5635(c)(4).

Effective as of August 7, 2018, in connection with Mr. Hurly's departure from the Company, a total of 536,250 options previously granted to Mr. Hurly were cancelled.

During the fourth quarter of 2017, the Company issued stock option awards to certain employees which contained performance vesting conditions. Certain of the vesting milestones were achieved during the fourth quarter 2017 and the expense related to these awards was recognized in full during the period. Certain other performance conditions had previously not been considered probable of vesting and therefore no expense was recognized. During the first, second and third quarter of 2018, these conditions were deemed probable of occurring and the expense for these awards has been recognized over the estimated vesting period.
Restricted Stock
From time to time, upon approval by the Board, certain employees, directors and advisors have been granted restricted shares of common stock. A summary of the restricted stock is presented below:

	Restricted Stock	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2017	4,430	$11.43
Vested	(4,430)	11.43
Unvested at September 30, 2018	—
Employee Stock Purchase Plan
On March 14, 2018, the Company issued and sold 9,565 shares of its common stock pursuant to the 2014 ESPP at a purchase price of $0.98 per share. On September 14, 2018, the Company issued and sold 11,427 shares of its common stock pursuant to the 2014 ESPP at a purchase price of $0.95 per share. The Company has estimated the number of shares to be issued at the end of the current offering period and recognizes expense over the requisite service period.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Stock options	4,568,352	1,965,206	4,568,352	1,965,206
Unvested restricted stock	—	8,860	—	8,860
Common stock warrants	9,257,632	926,840	9,257,632	926,840
	13,825,984	2,900,906	13,825,984	2,900,906
9. Reduction in Workforce
In 2017, the Board approved a strategic restructuring of the Company to eliminate a portion of the Company’s workforce and recorded restructuring costs, including severance and benefits in accordance with the Company's severance benefit plan, and recorded an accrued liability of $0.1 million as of December 31, 2017. The Company paid $0.1 million in severance costs during the nine months ending September 30, 2018.

The table below provides a roll-forward of the reduction in workforce liability (in thousands):

Balance as of January 1, 2018	$111
Payments	(111)
Balance as of September 30, 2018	$—

10. Cash, cash equivalents and restricted cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows (in thousands):

	September 30,	December 31,
	2018	2017
Cash and cash equivalents	57,856	$14,680
Restricted cash	20	10
Total cash, cash equivalents and restricted cash	57,876	14,690

Amounts included in restricted cash represent cash held to collateralize a credit limit with Silicon Valley Bank of $20,000 and $10,000 as of September 30, 2018 and December 31, 2017, respectively.

11. Related Party Transactions

The Company leases a manufacturing, laboratory, and office facility in Winnipeg, Manitoba, from an affiliate of Leslie L. Dan, a director of the Company, under a five-year renewable lease through September 2020 with a right to renew the lease for one subsequent five-year term. Rent expense was $78,000 and $219,000 for the three and nine month periods ended September 30, 2018, respectively, and $83,000 and $237,000 for the three and nine month periods ended September 30, 2017, respectively.

The Company leases an office facility in Toronto, Ontario from an affiliate of Mr. Dan. The lease is on a month-to-month basis unless terminated by either party by giving the requisite notice. Rent expense for this facility was $4,500 and $13,800 for the three and nine month periods ended September 30, 2018, respectively, and $4,100 and $13,000 for the three and nine month periods ended September 30, 2017, respectively.

The Company pays fees, under an intellectual property license agreement, to Protoden Technologies, Inc. (“Protoden”), a company owned by Clairmark Investments Ltd. (“Clairmark”), an affiliate of Mr. Dan, under an intellectual property licensing agreement. Pursuant to the agreement, the Company has an exclusive, perpetual, irrevocable and non-royalty bearing license, with the right to sublicense, under certain patents and technology to make, use and sell products that utilize such patents and technology. The annual fee is $100,000. Upon expiration of the term, the licenses granted to the Company will require no further payments to Protoden. During each of the three and nine-month periods ended September 30, 2018 and September 30, 2017, $25,000 and $75,000 was paid, respectively, to Clairmark under the license agreement.

12. Subsequent Events

On October 4, 2018, the Company entered into a Master Bioprocessing Services Agreement (the “Fujifilm MSA”) with FUJIFILM Diosynth Biotechnologies U.S.A., Inc. (“Fujifilm”). The Fujifilm MSA provides the terms and conditions under which Fujifilm will provide certain manufacturing and supply services related to the Company’s most advanced product candidate, VB4-845, also known as Vicinium, for the treatment of high-grade non-muscle invasive bladder cancer. The Fujifilm MSA is designed to facilitate a transfer of the bulk drug substance form of Vicinium manufacturing technology from the Company to Fujifilm.

The Company will be required to pay certain fees to Fujifilm based upon a payment schedule to be agreed upon by the parties for each stage of the technology transfer process. The Company will also pay costs and, under applicable circumstances, certain other fees to Fujifilm for raw materials and consumables used by Fujifilm in connection with certain of Fujifilm’s manufacturing activities under the Fujifilm MSA.

Unless earlier terminated by the parties pursuant to the terms of the Fujifilm MSA, the Fujifilm MSA will continue in effect until the later of ten (10) years from October 4, 2018 or the date on which all services under the Fujifilm MSA have been completed. The Fujifilm MSA may be terminated earlier by a party if the other party is in default of its material obligations under the Fujifilm MSA and has not cured them after a notice and cure period. The Fujifilm MSA includes standard and customary provisions regarding, among other things, compliance with laws and regulations, confidentiality, intellectual property, representations and warranties, liability, indemnification, insurance, remedies, dispute resolution and assignability.

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
Overview
We are a late-stage clinical company developing targeted fusion proteins composed of an anti-cancer antibody fragment tethered to a protein toxin for the treatment of cancer. We genetically fuse the cancer-targeting antibody fragment and the cytotoxic protein payload into a single molecule which is produced through our proprietary one-step manufacturing process. We target tumor cell surface antigens that allow for rapid internalization into the targeted cancer cell while having limited expression on normal cells. We have designed our targeted proteins to overcome the fundamental efficacy and safety challenges inherent in existing antibody-drug conjugates, or ADCs, where a payload is chemically attached to a targeting antibody.
Our most advanced product candidate VB4-845, also known as Vicinium®, is a locally-administered targeted fusion protein composed of an anti-EPCAM, or epithelial cell adhesion molecule, antibody fragment tethered to a truncated form of Pseudomonas exotoxin for the treatment of high-grade non-muscle invasive bladder cancer, or NMIBC. Preliminary three-month data from an ongoing single-arm, multi-center, open-label Phase 3 clinical trial of Vicinium as a monotherapy in patients with high-grade, bacillus Calmette-Guérin, or BCG, unresponsive NMIBC, called the VISTA Trial, were presented on May 21, 2018 at the American Urological Association Annual Meeting. The primary endpoint of the trial is the complete response rate in patients with carcinoma in situ (CIS), or cancer found on the inner lining of the bladder that has not spread into muscle or other tissue beyond the bladder, with or without papillary disease, or cancer that has grown from the bladder lining out into the bladder but has not spread into muscle or other tissue. The preliminary efficacy data reported were based on three-month follow-ups from 111 evaluable patients. As of the data cut-off date of April 20, 2018, patients treated with Vicinium demonstrated a three-month complete response rate of 39% in 72 evaluable patients with CIS with or without papillary disease whose cancer recurred within six months of their last course of BCG treatment and a three-month complete response rate of 80% in five patients with CIS with or without papillary disease whose cancer recurred after six months, but before 11 months, after their last course of BCG treatment. In an analysis assessing such 77 CIS patients, based upon the U.S. Food and Drug Administration, or FDA, document "BCG-Unresponsive Nonmuscle Invasive Bladder Cancer: Developing Drugs and Biologics for Treatment Guidance for Industry" published in February 2018 which defines BCG-unresponsive CIS NMIBC patients as those with recurrent CIS within 12 months of adequate BCG therapy, patients treated with Vicinium demonstrated a complete response rate of 42% at three months. In addition, in 34 evaluable patients with papillary only tumors, patients treated with Vicinium demonstrated a 68% recurrence-free rate at three months.
Preliminary safety data as of May 21, 2018 indicated that Vicinium has been well-tolerated in the VISTA Trial. In 129 treated patients across cohorts, 72% of all adverse events, or AEs, were Grade 1 or 2. The most commonly reported treatment-emergent AEs (all grades) were urinary tract infection (29%), dysuria (19%), hematuria (16%), pollakiuria (12%), diarrhea (10%), fatigue (10%), micronutrition urgency (9%), nausea (8%) and increased lipase (8%, all asymptomatic). Of the treatment-related AEs, 4% were Grade 3 or 4, with no Grade 5 treatment-related AEs. Four treatment-related serious AEs were reported, including three cases of acute kidney injury or renal failure and one case of cholestatic hepatitis.
The preliminary three-month Phase 3 data are consistent with findings on Vicinium from a completed Phase 2 clinical trial in NMIBC. In 45 evaluable patients, 40% achieved a complete response or no evidence of disease at three months while 16% remained disease-free for at least 18 months.
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

On October 4, 2018, we entered into a Master Bioprocessing Services Agreement, or the Fujifilm MSA, with Fujifilm, pursuant to which Fujifilm will provide certain manufacturing services related to Vicinium. The Fujifilm MSA is designed to facilitate a transfer of certain of our manufacturing processes and technologies from us to Fujifilm to determine if Fujifilm can develop the bulk drug substance form of Vicinium for commercial purposes if we receive regulatory approval to market Vicinium for the treatment of high-grade NMIBC.
In June 2017, we entered into a Cooperative Research and Development Agreement, or CRADA, with the National Cancer Institute, or NCI, for the development of Vicinium in combination with AstraZeneca’s immune checkpoint inhibitor, durvalumab, for the treatment of NMIBC. Under the terms of the CRADA, the NCI will conduct a Phase 1 clinical trial in patients with high-grade NMIBC to evaluate the safety, efficacy and biological correlates of Vicinium in combination with durvalumab. This Phase 1 clinical trial is open and is actively recruiting patients.
Vicinium has also been evaluated as a locally-administered, targeted fusion protein composed of an anti-cancer antibody fragment tethered to a protein toxin for the treatment of squamous cell carcinoma of the head and neck, or SCCHN. Vicinium, for the treatment of SCCHN had been previously designated as ProxiniumTM to indicate its different fill volume and vial size as well as its different route for local administration via intratumoral injection. In the two Phase 1 clinical trials, 53% (16/30) of EpCAM positive evaluable patients treated with Vicinium demonstrated antitumor activity as assessed by the investigators’ clinical measurements, the investigators’ overall assessment including qualitative changes, and assessment of available radiological data. None of the eight evaluable patients with EpCAM negative tumors demonstrated antitumor activity. Antitumor activity in the injected tumor lesions was based upon: (i) the investigators' measurements of tumors, (ii) the investigators' overall assessment of tumor (including qualitative changes), (iii) an independent third-party assessment of radiological data, and (iv) a review committee composed of all investigators, medical monitor, an independent third-party expert and a Company representative. The most commonly reported AEs in the Phase 1 clinical trials were cancer pain, 59% (26/44), injection site pain, 48% (21/44), and tumor hemorrhage, 18% (8/44). Elevated liver enzymes levels were determined to be the dose limiting toxicity in both studies, though the finding of elevated liver enzymes was transient and was not associated with any overt signs of liver damage or toxicity, were asymptomatic, and, in general, as values resolved to baseline without incident.
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
Our pipeline also includes systemically-administered targeted fusion proteins in development that are built around our proprietary de-immunized variant of the plant-derived cytotoxin bouganin, or deBouganin. Our lead systemically-administered product candidate, VB6-845d, is being developed for the treatment of multiple types of EpCAM-positive solid tumors. VB6-845d is administered by intravenous infusion. A Phase 1 clinical trial conducted with VB6-845, the prior version of VB6-845d, revealed significantly reduced immunogenicity of the deBouganin payload compared to the immungenicity that would be expected for the native form of Bouganin.
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

We maintain global development, marketing and commercialization rights for all of our targeted fusion protein-based product candidates. We intend to explore various commercialization strategies to market our approved products. If we obtain regulatory approval for Vicinium for the treatment of high-grade NMIBC, we may build a North American specialty urology sales force to market the product or seek commercialization partners. If we obtain regulatory approval for Vicinium for the treatment of SCCHN or for our other product candidates, including VB6-845d, we may seek partners with oncology expertise in order to maximize the commercial value of each asset or a portfolio of assets. We also own or exclusively license worldwide intellectual property rights for all of our targeted fusion protein-based product candidates, covering our key patents with protection ranging from 2018 to 2036.
Our lead locally-administered targeted fusion protein is composed of an anti-EpCAM antibody fragment tethered to a truncated form of Pseudomonas exotoxin. This product candidate is designed to bind to EpCAM on the surface of cancer cells. The targeted fusion protein-EpCAM complex is subsequently internalized into the cell and, once inside the cell, the targeted fusion protein is cleaved by a cellular enzyme to release the cytotoxic protein payload, thus enabling cancer cell-killing. We believe that our targeted fusion proteins may not only directly kill cancer cells through a targeted delivery of a cytotoxic protein payload, but also potentiate an anti-cancer therapeutic immune response in cancer cells. This immune response is believed to be triggered by both the immunogenic cell death of the cancer cells due to our payload's mechanism of action and the subsequent release of tumor antigens and the inhibition of immune regulatory molecules active in the development of immune suppression.
Our early pipeline product candidate, VB6-845d, was being developed for systemic administration as a treatment for multiple types of EpCAM-positive solid tumors. VB6-845d is a targeted fusion protein consisting of an EpCAM targeting Fab genetically linked to deBouganin, a novel plant derived cytotoxic payload that we have optimized for minimal immunogenic potential.
On June 10, 2016, we entered into a License Agreement, or the License Agreement, with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., or collectively, Roche, pursuant to which we licensed our monoclonal antibody EBI-031 and all other IL-6 antagonist antibody technology owned by us. Under the License Agreement, Roche is required to continue developing EBI-031 and pursue ongoing patent prosecution at its cost. At the time of the License Agreement, EBI-031, which was derived using our previous AMP-Rx platform, was in pre-clinical development as an intravitreal injection for diabetic macular edema and uveitis. We have received $30.0 million in payments from Roche pursuant to the License Agreement, including a $7.5 million upfront payment and a $22.5 million milestone payment as a result of the investigational new drug application for EBI-031 becoming effective. We are also entitled to receive up to an additional $240.0 million upon the achievement of other specified regulatory, development and commercial milestones, as well as royalties based on net sales of potential future products containing EBI-031 or any other potential future products containing other IL-6 compounds.
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
Liquidity
Since inception, we have incurred significant operating losses and expect to continue to incur operating losses for the foreseeable future. We had a net loss of $26.9 million for the nine months ended September 30, 2018. As of September 30, 2018, we had an accumulated deficit of $179.3 million.
During the nine months ended September 30, 2018, we raised approximately $50.9 million of net proceeds from the sale of our common stock and common stock purchase warrants and received an additional $7.3 million of proceeds upon the cash exercise of certain of our outstanding common stock purchase warrants.
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

•
the costs and timing of the implementation of commercial-scale manufacturing activities, including those related to any manufacturing process and technology transfer we make to third-party manufacturers;

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
We believe that our cash and cash equivalents of $57.9 million as of September 30, 2018 will be sufficient to fund our current operating plan into 2020, however, we have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.
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
On June 10, 2016, we entered into the License Agreement with Roche, which became effective on August 16, 2016. Under the License Agreement, we granted Roche an exclusive, worldwide license, including the right to sublicense, to its patent rights and know-how related to our monoclonal antibody EBI-031 or any other IL-6 antagonist anti-IL-6 monoclonal antibody, to make, have made, use, have used, register, have registered, sell, have sold, offer for sale, import and export any product containing such an antibody or any companion diagnostic used to predict or monitor response to treatment with such a product, which we collectively refer to as the Licensed Intellectual Property.

During 2016, we received an upfront license fee of $7.5 million and a milestone payment of $22.5 million. We are entitled to receive up to $240.0 million in additional consideration upon the achievement of specified regulatory, development and commercial milestones. Specifically, an aggregate amount of up to $175.0 million is payable to us for the achievement of specified milestones with respect to the first indication: $50.0 million in development milestones, $50.0 million in regulatory milestones and $75.0 million in commercialization milestones. Additional amounts of up to $65.0 million are payable upon the achievement of specified development and regulatory milestones in a second indication. In addition, we are entitled to receive royalty payments in accordance with a tiered royalty rate scale, with rates ranging from 7.5% to 15% for net sales of potential future products containing EBI-031 and up to 50% of these rates for net sales of potential future products containing other IL-6 compounds, with each of the royalties subject to reduction under certain circumstances and to buy-out options.
The License Agreement is subject to the provisions of ASC 606, which was adopted effective January 1, 2018 utilizing a modified retrospective method. We concluded that all performance obligations had been achieved as of the adoption date and therefore the full transaction price was considered earned. The transaction price was determined to be the $30.0 million received in 2016. Additional consideration to be paid to us upon the achievement of certain milestones will be included if it is expected that the amounts will be received and the amounts would not be subject to a constraint. As of the date of the adoption, no amounts were expected to be received from the achievement of any milestones due to the nature of the milestones and the development status of the product candidates at the time of the adoption. As a result, there were no amounts required to be recorded as a cumulative adoption adjustment as the consideration recognized under ASC 606 was consistent with the amounts recognized under the previous accounting literature.
As of September 30, 2018, we concluded that there would be no adjustments to the transaction price as we continue to not expect any amounts to be received from any milestones within the License Agreement. This is due to the nature of the milestones and the development status of the product candidates at the time of the adoption. As a result, no revenue was recognized during the nine month period ended September 30, 2018 as all performance obligations had been previously achieved and there was no change in the transaction price during the period. No revenue would have been recognized under the previous accounting literature during the nine month period ended September 30, 2018 as no milestones were achieved in the period, which was the revenue recognition criteria under the previous accounting literature.

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

•
expenses associated with developing manufacturing capabilities, including costs related to any manufacturing process and technology transfer to third-party manufacturers, and manufacturing clinical study materials;

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

•
the cost and timing of the implementation of commercial-scale manufacturing of our product candidates, including those associated with the manufacturing process and technology transfer to third party manufacturers to facilitate such commercial-scale manufacturing;

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
We allocate direct research and development expenses, consisting principally of external costs, such as fees paid to investigators, consultants, central laboratories and CROs in connection with our clinical trials, and costs related to manufacturing or purchasing clinical trial materials and technology transfer, to specific product programs. We do not allocate employee and contractor-related costs, costs associated with our platform and facility expenses, including depreciation or other indirect costs, to specific product programs because these costs may be deployed across multiple product programs under research and development and, as such, are separately classified. The table below provides research and development expenses incurred for Vicinium for the treatment of high-grade NMIBC, Vicinium for the treatment of SCCHN, and VB6-845d product programs and other expenses by category. We have deferred further development of Vicinium for the treatment of SCCHN and VB6-845d in order to focus our efforts and our resources on our ongoing development of Vicinium for the treatment of NMIBC. Since our acquisition of Viventia Bio Inc., or Viventia, in September 2016, our research and development expenses have been related primarily to the development of Vicinium for the treatment of high-grade NMIBC. We expect our research and development expenses for Vicinium for the treatment of NMIBC will continue to increase during subsequent periods. We did not allocate research and development expenses to any other specific product program during the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Programs:
Vicinium, for the treatment of high-grade NMIBC (1)	$1,688	$2,133	5,259	5,252
Vicinium, for the treatment of SCCHN (2)	—	—	—	27
VB6-845d (2)	—	—	—	88
Total direct program expenses	1,688	2,133	5,259	5,367
Personnel and other expenses:
Employee and contractor-related expenses	879	1,005	2,723	2,821
Platform-related lab expenses	53	111	153	402
Facility expenses	94	103	263	297
Other expenses	658	267	1,008	515
Total personnel and other expenses	1,684	1,486	4,147	4,035
Total research and development expenses	$3,372	$3,619	$9,406	$9,402
(1) We expect our development activities for Vicinium for the treatment of high-grade NMIBC will increase significantly during subsequent periods, as we expect to increase our costs related to commercial-scale manufacturing and technology transfer.

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
Recently adopted accounting standards
In May 2014, the FASB issued ASU No. 2014-09, codified as ASC-606, Revenue from Contracts with Customers, or ASC-606, which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. The new standard was effective on January 1, 2018 and we adopted this standard using the modified retrospective approach. All of the revenue generated in the nine months ended September 30, 2017 is from our license arrangement with Roche. We did not record any revenue for the nine months ended September 30, 2018. We evaluated variable consideration, and in particular, milestone payments from Roche to assess the timing of when to include them in the transaction price. This assessment did not result in earlier revenue recognition under ASC 606 compared to the current guidance and did not result in any revenue being recorded for the nine months ended September 30, 2018. As such, the adoption of ASC 606 did not have material impact on its financial position and results of operations or cash flows.
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
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash.  ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 was effective for annual and interim periods beginning after December 15, 2017, with early adoption permitted.  We adopted this standard effective January 1, 2018.  Upon adoption of ASU 2016-18, we applied the retrospective transition method for each period presented and included $10,000 of restricted cash in the beginning-of-period and end-of-period cash, cash equivalents and restricted cash balance reflected in the condensed consolidated statement of cash flows for the nine months ended September 30, 2017.  A reconciliation of cash, cash equivalents and restricted cash for each period presented is provided in note 10 to the condensed consolidated financial statements.

On December 22, 2017, the Tax Cuts and Jobs Act, or the Act, was enacted in the United States. The Act reduces the U.S. federal corporate tax rate from 34% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. In December 2017, the SEC issued guidance under SAB No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act directing taxpayers to consider the impact of the U.S. legislation as “provisional” when it does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the change in tax law. As of September 30, 2018, we had not yet completed our accounting for all of the tax effects of the enactment of the Act.
Recently issued accounting pronouncements
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), or ASU 2016-02. ASU 2016-02 addresses the financial reporting of leasing transactions. Under current guidance for lessees, leases are only included on the balance sheet if certain criteria, classifying the agreement as a capital lease, are met. This update will require the recognition of a right-of-use asset and a corresponding lease liability, discounted to the present value, for all leases that extend beyond 12 months. For operating leases, the asset and liability will be expensed over the lease term on a straight-line basis, with all cash flows included in the operating section of the statement of cash flows. For finance leases, interest on the lease liability will be recognized separately from the amortization of the right-of-use asset in the statement of operations and the repayment of the principal portion of the lease liability will be classified as a financing activity while the interest component will be included in the operating section of the statement of cash flows. This guidance is effective for annual and interim reporting periods beginning after December 15, 2018. Early adoption is permitted. We are in the process of implementing a plan for the adoption of FASB ASU No. 2016-02. Through our implementation efforts, we have determined that we intend to elect to apply the package of practical expedients, the practical expedient to not apply the recognition requirements of FASB ASU No. 2016-02 to short-term leases, and the practical expedient allowing for an accounting policy election to choose not to separate non-lease components from lease components for certain classes of assets, and instead to account for each non-lease component with its associated lease component as a single lease component. We do not intend to elect to apply the hindsight practical expedient and plan on adopting FASB ASU No. 2016-02 on January 1, 2019 using the transition expedient. We expect that adoption of this standard will result in the recognition of a lease liability and right-of-use asset for certain operating leases that are currently not recorded on the condensed consolidated balance sheets.
There have been no significant changes to our critical accounting policies discussed in our Annual Report on Form 10-K for the year ended December 31, 2017, which we refer to as our 2017 Form 10-K, other than the adoption of ASC 606.
Results of Operations
Comparison of the Three Months Ended September 30, 2018 and 2017

	Three Months Ended September 30,
	2018	2017	Change
	(in thousands)
Revenue:
License revenue	$—	$—	$—
Total revenue	—	—	—
Operating expenses:
Research and development	3,372	3,619	(247)
General and administrative	3,825	1,631	2,194
Loss from change in fair value of contingent consideration	7,200	3,900	3,300
Total operating expenses	14,397	9,150	5,247
Loss from operations	(14,397)	(9,150)	(5,247)
Other income, net	382	45	337
Net loss and comprehensive loss	$(14,015)	$(9,105)	$(4,910)
Revenue. We recorded no revenue for the three months ended September 30, 2018 and September 30, 2017, respectively.
Research and development expenses. Research and development expenses were $3.4 million for the three months ended September 30, 2018 compared to $3.6 million for the three months ended September 30, 2017. The decrease of $0.2 million was due primarily to decreases in Vicinium for the treatment of high-grade NMIBC related development expenses of $0.6 million, offset by increases of $0.4 million in technology transfer and manufacturing costs associated with the Fujifilm MSA.
General and administrative expenses. General and administrative expenses were $3.8 million for the three months ended September 30, 2018 compared to $1.6 million for the three months ended September 30, 2017. The increase of $2.1 million was primarily due to a increase in severance costs related to the departure of our former President and Chief Executive Officer of $0.7 million, relocation and stock-based compensation related to the appointment of our new President and Chief Executive Officer of $0.4 million, increases in commercial market research of $0.2 million, increases in professional fees and legal costs of $0.8 million.
Loss from change in fair value of contingent consideration. The change in fair value of contingent consideration was a $7.2 million loss for the three months ended September 30, 2018 compared to a $3.9 million loss for the three months ended September 30, 2017. The change of $3.3 million was due primarily to changes in the discount rates and assumptions related to development and commercialization timelines and estimated sales projections.
Other income (expense), net. Other income, net was $382,000 for the three months ended September 30, 2018 compared to other income, net of $45,000 for the three months ended September 30, 2017. The change of $337,000 was due primarily to the increase in interest income on higher cash balances due to recent equity financings.
Comparison of the Nine Months Ended September 30, 2018 and 2017

	Nine Months Ended September 30,
	2018	2017	Change
	(in thousands)
Revenue:
License revenue	—	425	(425)
Total revenue	—	425	(425)
Operating expenses:
Research and development	9,406	9,402	4
General and administrative	8,128	6,085	2,043
Loss from change in fair value of contingent consideration	9,900	7,600	2,300
Total operating expenses	27,434	23,087	4,347
Loss from operations	(27,434)	(22,662)	(4,772)
Other income, net	498	180	318
Net loss and comprehensive loss	$(26,936)	$(22,482)	$(4,454)
Revenue. We recorded no revenue for the nine months ended September 30, 2018 compared to $0.4 million for the nine months ended September 30, 2017. The decrease was due to a decrease in license revenue recognized pursuant to our License Agreement with Roche.
Research and development expenses. Research and development expenses were $9.4 million for the nine months ended September 30, 2018 compared to $9.4 million for the nine months ended September 30, 2017. Decreases in development expenses related to Vicinium for the treatment of high-grade NMIBC of $0.4 million were offset by increases of $0.4 million in technology transfer and manufacturing costs associated with the Fujifilm MSA.
General and administrative expenses. General and administrative expenses were $8.1 million for the nine months ended September 30, 2018 compared to $6.1 million for the nine months ended September 30, 2017. The increase of $1.9 million was primarily due to a increase in severance costs related to the departure of our former President and Chief Executive Officer of $0.7 million, relocation and stock-based compensation related to our new President and Chief Executive Officer of $0.4 million, increases in commercial market research of $0.2 million, and increases in professional fees and legal costs of $0.6 million.
Loss from change in fair value of contingent consideration. The change in fair value of contingent consideration was a $9.9 million loss for the nine months ended September 30, 2018 compared to a $7.6 million loss for the nine months ended

September 30, 2017. The change of $2.3 million was due primarily to changes in the discount rates and assumptions related to development and commercialization timelines and estimated sales projections.
Other income (expense), net. Other income, net was $498,000 for the nine months ended September 30, 2018 compared to other income, net of $180,000 for the nine months ended September 30, 2017. The change of $318,000 was due to the increase in interest income on higher cash balances due to recent equity financings.
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
During the nine months ended September 30, 2018, we raised approximately $50.9 million of net proceeds from the sale of our common stock and common stock purchase warrants and received an additional $7.3 million of proceeds upon the cash exercise of certain of our outstanding common stock purchase warrants.
Cash Flows
As of September 30, 2018, we had cash and cash equivalents of $57.9 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.
The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Nine Months Ended September 30,
	2018	2017
	(in thousands)
Net cash (used in) provided by :
Operating activities	$(15,182)	$(14,140)
Investing activities	5	84
Financing activities	58,363	52
Net decrease in cash and cash equivalents	$43,186	$(14,004)
Operating activities. Net cash used in operating activities was $15.2 million for the nine months ended September 30, 2018 and consisted primarily of net loss of $26.9 million, adjusted for non-cash items, including stock-based compensation expense of $0.9 million, a change in fair value of contingent consideration of $9.9 million, and a net change in operating assets and liabilities of $0.8 million.
Net cash provided by operating activities was $14.1 million for the nine months ended September 30, 2017, and consisted primarily of net loss of $22.5 million resulting from the License Agreement with Roche, adjusted for non-cash items, including stock-based compensation expense of $0.8 million, depreciation expense of $0.2 million, change in fair value of contingent consideration of $7.6 million, gain on sale of property and equipment of $0.1 million and a net increase in operating assets and liabilities of $(0.2) million.

Investing activities. Net cash provided by investing activities consisted of sales of property and equipment. We had cash proceeds from the sale of property and equipment of approximately $5,000 and $84,000 for the nine months ended September 30, 2018 and 2017, respectively.
Financing activities. Net cash provided by financing activities for the nine months ended September 30, 2018 consisted of (i) net proceeds of $8.7 million from the sale, on March 23, 2018, of 7,968,128 shares of our common stock in a registered direct offering, (ii) net proceeds of $0.3 million from the sale of common stock purchase warrants to purchase 7,968,128 shares of our common stock, or the March 2018 Private Placement, (iii) net proceeds of $41.9 million from the sale of 25,555,556 shares of our common stock in an underwritten public offering, and (iv) proceeds of $7.3 million upon the cash exercise of common stock purchase warrants issued in connection with our underwritten public offering in November 2017 and our March 2018 Private Placement.
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

•
establish sales, marketing and distribution capabilities and scale up and validate external manufacturing capabilities (including initiating and completing the manufacturing process and technology transfer to any third-party manufacturers) to commercialize any products for which we may obtain marketing approval;

•	maintain, expand and protect our intellectual property portfolio;

•	add equipment and physical infrastructure to support our research and development;

•	hire additional clinical, regulatory, quality control, scientific and management personnel; and

•	expand our operational, financial and management systems and personnel.
We believe that our cash and cash equivalents of $57.9 million as of September 30, 2018 will be sufficient to fund our current operating plan into 2020; however, we have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.
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

•
the costs and timing of the implementation of commercial-scale manufacturing activities, including those associated with the manufacturing process and technology transfer to third party manufacturers to facilitate such commercial-scale manufacturing;

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
Contractual Obligations and Commitments
The disclosure of our contractual obligations and commitments is set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations and Commitments” in our 2017 Form 10-K. These disclosures are updated as of September 30, 2018 as noted below:
The following table summarized our contractual obligations at September 30, 2018:

	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
	(in thousands)
Operating lease obligations (1)	$808	$472	$336	$—	$—
License maintenance fees (2)	1,110	260	555	295	—
Total fixed contractual obligations	$1,918	$732	$891	$295	$—
(1) We lease our manufacturing facility located in Winnipeg, Manitoba, Canada, which consists of an approximately 31,400 square foot manufacturing, laboratory, warehouse and office facility, under a five-year renewable lease through September 2020. The monthly rent for this office space is approximately $28,000 per month. We entered into a six-month lease for office space in Philadelphia, Pennsylvania, that was executed in September 2018 and has a monthly rent of approximately $14,800 per month. We entered into a fourth-month lease for office space in Cambridge, Massachusetts, that was executed in September 2018 and has a monthly rent of approximately $12,000 per month.
(2) We have entered into various license agreements that, upon successful clinical development, contingently trigger payments upon achievement of certain milestones, royalties and other such payments. See ‘‘License Agreements’’ below. Because the achievement of these milestones are uncertain, the amounts have not been included.
We enter into agreements in the normal course of business with CROs for clinical trials and with vendors for pre-clinical studies, license agreements and other services and products for operating purposes which are cancelable by us, upon prior written notice. We have an agreement with a CRO that may be terminated at any time with 30 days’ notice; however, upon termination, we would be required to pay all costs incurred by the CRO up to the termination date, plus an additional fee, which is calculated as an amount equal to either (a) 5% of the unearned fees for services as provided in the budget if we have paid 50% or more of the total fees for services as specified in the work order or (b) 3% of the amount of fees we have paid for services as of the date of termination if we have paid less than 50% of the total fees for services as specified in the work order. As of September 30, 2018, we have been invoiced $6.7 million in fees for services from this CRO, which is more than 50% of the total fees for services as specified in the current work order with this CRO. Therefore, as of September 30, 2018, we would have been required to pay a termination fee of 5% of the amount of fees as of the date of termination of this agreement, which would have equaled $135,000 as of September 30, 2018. Amounts owed to such CRO were not included in the ‘‘Contractual Obligations and Commitments’’ table above as it was considered a contingent payment as of September 30, 2018.
We also occupy office space in Toronto, Ontario, Canada with rent of approximately $2,000 per month, on a month-to-month lease, which can be terminated by either party by giving 30 days written notice. These payments are not included in the ‘‘Contractual Obligations and Commitments’’ table above.
In connection with the acquisition of Viventia, we are obligated to pay to the sellers certain post-closing contingent cash payments upon the achievement of specified milestones and based upon net sales, in each case subject to the terms and conditions set forth in the acquisition agreement, including: (i) a one-time milestone payment of $12.5 million payable upon the first sale of Vicinium for the treatment of NMIBC or any variant or derivative thereof, other than Vicinium for the treatment of SCCHN, in the United States, or the Purchased Product; (ii) a one-time milestone payment of $7.0 million payable upon the first sale of the Purchased Product in any one of certain specified European countries; (iii) a one-time milestone payment of $3.0 million payable upon the first sale of the Purchased Product in Japan; and (iv) and quarterly earn-out payments equal to two percent (2%) of net sales of the Purchased Product during specified earn-out periods. Such earn-out payments are payable with respect to net sales in a country beginning on the date of the first sale in such country and ending on the earlier of (i) December 31, 2033 and (ii) fifteen years after the date of such sale, subject to early termination in certain circumstances if a biosimilar product is on the market in the applicable country. Because the achievement of these milestones is uncertain, the amounts have not been included in the ‘‘Contractual Obligations and Commitments’’ table above.
License Agreements

License Agreement with the University of Zurich

Overview and Exclusivity. We have a license agreement with the University of Zurich, or Zurich, which grants us exclusive license rights, with the right to sublicense, to make, have made, use and sell under certain patents primarily directed to our targeting agent, including an EpCAM chimera and related immunoconjugates and methods of use and manufacture of the same. These patents cover some key aspects of our product candidate Vicinium.

Under the terms of the agreement, we may be obligated to pay $750,000 in milestone payments, for the first product candidate that achieves applicable clinical development milestones. Based on current clinical status, we anticipate that these milestones may be triggered by Vicinium’s clinical development pathway. As part of the consideration, we will also be obligated to pay up to a 4% royalty on the net product sales for products covered by or manufactured using a method covered by a valid claim in the Zurich patent rights. Royalties owed to Zurich will be reduced if the total royalty rate owed by us to Zurich and any other third party is 10% or greater, provided that the royalty rate to Zurich may not be less than 2% of net sales. The obligation to pay royalties in a particular country expires upon the expiration or termination of the last of the Zurich patent rights that covers the manufacture, use or sale of a product. There is no obligation to pay royalties in a country if there is no valid claim that covers the product or a method of manufacturing the product. As of the date of this Quarterly Report on Form 10-Q, aggregate license fees of $300,000 have been paid to Zurich since the inception of the license agreement. There were no payments made for the quarter ended September 30, 2018.

Patent rights. We are responsible for the patent filing, prosecution and maintenance activities pertaining to the patent rights, at our sole expense, while Zurich is afforded reasonable opportunities to review and comment on such activities. If appropriate, we shall apply for an extension of the term of any licensed patent where available, for example, in at least the United States, Europe and Japan. In the event of any substantial infringement of the patent rights, we may request Zurich to take action to enforce the licensed patents against third parties. If the infringing activity is not abated within 90 days and Zurich has elected not to take legal action, we may bring suit in our own name (and in Zurich’s name, if necessary). Such action will be at our own expense and Zurich will have the opportunity to join at its own expense. Recoveries from any action shall generally belong to the party bringing the suit, but (a) in the event that we bring the action and an acceptable settlement or monetary damages are awarded, then Zurich will be reimbursed for any amount that would have been due to Zurich if the products sold by the infringer actually had been sold by us, or (b) in the event a joint legal action is brought, then the parties shall share the expense and recoveries shall be shared in proportion to the share of expense paid by the respective party. Each party is required to cooperate with the other in litigation proceedings at the expense of the party bringing the action.

Term and termination. The term of the agreement expires as of the expiration date of the last patent to expire within the Zurich patent rights. We are currently projecting an expiration date for the U.S. licensed patents in June 2025, subject to any applicable patent term extension that may be available on a jurisdictional basis. Zurich has the right to terminate the agreement if we breach any obligation of the agreement and fail to cure such breach within the applicable cure periods. We have the right to terminate the agreement at any time and for any reason by giving 90 days written notice to Zurich.

License Agreement with Micromet

Overview. We have a license agreement with Micromet AG, or Micromet, now part of Amgen, Inc., which grants us nonexclusive rights, with certain sublicense rights, for know-how and patents allowing exploitation of certain single chain antibody products. These patents cover some key aspects of Vicinium. Under the terms of the agreement, an initial license fee of €450,000 was paid to Micromet by Viventia prior to our acquisition of Viventia and we may be obligated to pay up to €3.6 million in milestone payments, for the first product candidate that achieves applicable clinical development milestones. Based on current clinical status, we anticipate that certain of these milestones may be triggered by Vicinium’s clinical development pathway. We are also required to pay up to a 3.5% royalty on the net sales for products covered by the agreement, which includes Vicinium. The royalty rate owed to Micromet in a particular country will be reduced to 1.5% if there are no valid claims covering the product in that country. The obligation to pay royalties in a particular country expires upon the later of the expiration date of the last valid claim covering the product and the tenth anniversary of the first commercial sale of the product in such country. Finally, we are required to pay to Micromet an annual license maintenance fee of €50,000, which can be credited towards any royalty payment we owe to Micromet. As of the date of this Quarterly Report on Form 10-Q, aggregate license fees of €1.75 million have been paid to Micromet. There were no payments made for the quarter ended September 30, 2018.

Patent rights. Micromet, at its sole expense, is responsible for the patent filing, prosecution and maintenance activities pertaining to the patent rights. In any patent enforcement action initiated by Micromet, we may be required, upon the request of Micromet and at Micromet’s expense, to provide reasonable assistance to Micromet with respect to such enforcement action.

Term and termination. The term of the license agreement expires as of the expiration of any royalty obligations under the license agreement. Either party has the right to terminate the agreement if the other party fails to comply with any of its material obligations under the license agreement and fails to cure such non-compliance within the applicable cure periods.

License Agreement with XOMA

Overview. We have a license agreement with XOMA Ireland Limited, or XOMA, which grants us non-exclusive rights to certain XOMA patent rights and know-how related to certain expression technology, including plasmids, expression strains, plasmid maps and production systems. These patents and related know-how cover some key aspects of Vicinium. Under the terms of the agreement, an initial access fee of $250,000 was paid to XOMA by Viventia prior to our acquisition of Viventia and we are required to pay up to $250,000 in milestone payments for a product candidate that incorporates know-how under the license and achieves applicable clinical development milestones. Based on current clinical status, we anticipate that these milestones may be triggered by Vicinium’s clinical development pathway. We are also required to pay a 2.5% royalty on the net sales for products incorporating XOMA’s technology, which includes Vicinium. We have the right to reduce the amount of royalties owed to XOMA on a country-by-country basis by the amount of royalties paid to other third parties, provided that the royalty rate to XOMA may not be less than 1.75% of net sales. In addition, the foregoing royalty rates are reduced by 50% with respect to products that are not covered by a valid patent claim in the country of sale. The obligation to pay royalties in a particular country expires upon the later of the expiration date of the last valid claim covering the product and the tenth anniversary of the first commercial sale of the product in such country. As of the date of this Quarterly Report on Form 10-Q, aggregate license fees of $$400,000 have been paid to XOMA since the inception of the license agreement. There were no payments made for the quarter ended September 30, 2018.

Patent rights. XOMA, at its sole expense, is responsible for the patent filing, prosecution and maintenance activities pertaining to the patent rights. In any patent enforcement action initiated by XOMA, we may be required, upon the request of XOMA and at XOMA’s expense, to provide reasonable assistance to XOMA with respect to such enforcement action.
Term and termination. The term of the agreement expires as of the expiration of any royalty obligations under the license agreement. Either party has the right to terminate the agreement if the other party fails to comply with any of its material obligations under the license agreement and fails to cure such non-compliance within the applicable cure periods.

Other than as set forth above, during the three and nine months ended September 30, 2018, there were no material changes to our obligations under our license agreements as previously disclosed in our 2017 Form 10-K as set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — License Agreements”.
Off-balance Sheet Arrangements
We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the Securities and Exchange Commission, or SEC.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
We are exposed to market risk related to changes in interest rates. As of September 30, 2018, we had cash and cash equivalents of $57.9 million, primarily money market mutual funds consisting of U.S. government-backed securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point (1.0%) change in interest rates would not have a material effect on the fair market value of our portfolio.
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
Item 4.         Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e)) under Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
As of December 31, 2017, there was a material weakness in our controls over the financial reporting process related to business combinations. As a result of a lack of expertise in our finance and accounting group related to the accounting for business combinations, we lacked sufficient review of assumptions used and conclusions reached from the perspective of a typical market participant used in the acquisition valuation model. As a result, our management concluded that our internal control over financial reporting was not effective as of December 31, 2017.
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
Changes in Internal Control Over Financial Reporting
During the three and nine months ended September 30, 2018, management continued to implement certain remediation initiatives discussed in Part II, Item 9A of our 2017 Form 10-K. However, there were no material changes to our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.         Legal Proceedings
We are not currently subject to any material legal proceedings.

Item 1A.	Risk Factors

We depend on our license agreements with the University of Zurich, Micromet, XOMA and Merck KGaA and if we cannot meet the requirements under the agreements we could lose important rights to Vicinium for the treatment of high-grade NMIBC, Vicinium for the treatment of SCCHN or VB6-845d, which could have material adverse effect on our business.

We have an exclusive license agreement with Zurich. Pursuant to the agreement, we were granted an exclusive license, with the right to sublicense, under certain patents primarily relating, in part, to our targeting agents, EpCAM chimera and immunoconjugates (including aspects of Vicinium for the treatment of high-grade NMIBC and Vicinium for the treatment of SCCHN) and methods of use, to make, use, sell and import products that would otherwise infringe such patents in the field of the treatment, stasis and palliation of disease in humans. If we fail to meet our obligations under the license agreement, Zurich may have the right to terminate our license, and upon the effective date of such termination, our right to use the licensed Zurich patent rights would end. To the extent such licensed technology or patent rights relate to our product candidates, we would expect to exercise all rights and remedies available to us, including attempting to cure any breach by us, and otherwise seek to preserve our rights under the patent rights licensed to us, but we may not be able to do so in a timely manner, at an acceptable cost to us or at all. Any uncured, material breach under the license agreement could result in our loss of rights to practice the patent rights licensed to us under the license agreement, and to the extent such patent rights and other technology relate to our product candidates or other of our compounds, it could have a material adverse effect on our commercialization efforts for our product candidates, including Vicinium for the treatment of high-grade NMIBC and Vicinium for the treatment of SCCHN.

We also have a license agreement with Micromet, which grants us non-exclusive rights, with certain sublicense rights, for know-how and patents allowing exploitation of certain single chain antibody products. If we fail to meet our obligations under the license agreement, Micromet may have the right to terminate our license, and upon the effective date of such termination, our right to use the licensed Micromet patent rights would end. To the extent such licensed technology or patent rights relate to our product candidates, we would expect to exercise all rights and remedies available to us, including attempting to cure any breach by us, and otherwise seek to preserve our rights under the patent rights licensed to us, but we may not be able to do so in a timely manner, at an acceptable cost to us or at all. Any uncured, material breach under the license agreement could result in our loss of rights to practice the patent rights licensed to us under the license agreement, and to the extent such patent rights and other technology relate to our product candidates or other of our compounds, it could have a material adverse effect on our commercialization efforts for our product candidates, including Vicinium for the treatment of high-grade NMIBC and Vicinium for the treatment of SCCHN.

We also have a license agreement with XOMA, which grants us non-exclusive rights to certain XOMA patent rights and know-how related to certain expression technology, including plasmids, expression strains, plasmid maps and production systems. If we fail to meet our obligations under the license agreement, XOMA may have the right to terminate our license, and upon the effective date of such termination, our right to use the licensed XOMA patent rights and related know-how would end. To the extent such licensed technology or patent rights relate to our product candidates, we would expect to exercise all rights and remedies available to us, including attempting to cure any breach by us, and otherwise seek to preserve our rights under the patent rights licensed to us, but we may not be able to do so in a timely manner, at an acceptable cost to us or at all. Any uncured, material breach under the license agreement could result in our loss of rights to practice the patent rights licensed to us under the license agreement, and to the extent such patent rights and other technology relate to our product candidates or other of our compounds, it could have a material adverse effect on our commercialization efforts for our product candidates, including Vicinium for the treatment of high-grade NMIBC and Vicinium for the treatment of SCCHN.

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

Failure to obtain, or any delay in obtaining, FDA approval regarding the comparability of the bulk drug substance form of Vicinium previously manufactured in our internal manufacturing facilities and the bulk drug substance form of Vicinium manufactured following our technology transfer may have an adverse effect on our business, operating results and prospects.

We have initiated a technology transfer of our manufacturing process for the bulk drug substance form of Vicinium to Fujifilm. This technology transfer will determine if Fujifilm can manufacture the bulk drug substance form of Vicinium for commercial purposes if we receive regulatory approval to market Vicinium for the treatment of high-grade NMIBC.

We do not anticipate changes to the raw materials, formulations or properties nor do we anticipate changes to the Vicinium manufacturing process or finished product specifications as a result of this transfer. Nonetheless, Fujifilm will be required to demonstrate to the FDA that the bulk drug substance form of Vicinium they manufacture is comparable to that previously manufactured in our internal manufacturing facilities. Demonstrating comparability requires evidence that the product is consistent with that produced for our clinical trials to assure that the technology transfer does not affect safety, identity, purity or efficacy of the bulk drug substance form of Vicinium produced by Fujifilm.

In addition, the FDA may require that we provide additional preclinical or clinical data to provide evidence to support the comparability of the bulk drug substance form of Vicinium. The size, scope, length and costs of any new or supplemental clinical trials that may be required by the FDA to provide such data are not known at this time. Failure or delay in obtaining FDA approval of the comparability of the bulk drug substance form of Vicinium or the FDA requiring us to provide clinical data may result in delays to our current projected timelines and could have an adverse effect on our business, operating results and prospects.

The manufacturing facilities used by Fujifilm to manufacture the bulk drug substance form of Vicinium will be subject to inspections by the FDA, and we will depend on Fujifilm’s ability to comply with current Good Manufacturing Practices or other applicable regulatory standards. If they cannot successfully manufacture material in compliance with these strict regulatory requirements, we and they will not be able to secure or maintain regulatory approval for their manufacturing facilities. If the FDA does not approve the manufacturing facilities of Fujifilm with respect to the manufacture of the materials covered under the Fujifilm MSA, Fujifilm’s ability to produce the bulk drug substance form of Vicinium on a commercial-scale could be delayed which could adversely affect our ability to commercialize Vicinium for the treatment of high-grade NMIBC. We and Fujifilm also may be subject to penalties and sanctions from the FDA and other regulatory authorities for any violations of applicable regulatory requirements.

Recent changes in our senior management team and the lack of shared experience among the current members of our senior management team could harm our business.

We have recently experienced significant changes in our senior management. Stephen A. Hurly departed as our Chief Executive Officer effective as of August 7, 2018 and resigned as a member of our Board effective as of August 16, 2018. Effective as of August 7, 2018 our Board appointed Thomas R. Cannell, D.V.M., as our Chief Executive Officer and a member of our Board.
Dr. Cannell has not worked with our existing senior management team prior to his appointment as our President and Chief Executive Officer. This lack of shared experience could negatively impact our senior management team’s ability to quickly and efficiently respond to problems and effectively manage our business and we may experience disruption or have difficulty in maintaining or developing our business during this transition. If Dr. Cannell is unable work with our existing management team to implement our strategies, manage our operations and accomplish our objectives, our business, operations and financial results could be impaired.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
Other than as previously disclosed on our Current Reports on Form 8-K filed with the SEC, we did not issue any unregistered equity securities during the three months ended September 30, 2018.
Item 3.         Defaults Upon Senior Securities.
Not applicable.
Item 4.         Mine Safety Disclosures.
Not applicable.
Item 5.         Other Information.
Not applicable.
Item 6.        Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

Exhibit No.	Description
10.1*†	Non-Exclusive Product License Agreement, effective as of October 18, 2005, by and between Micromet AG and Viventia Biotech Inc.
10.2*†	Non-Exclusive License Agreement, effective as of November 30, 2001, by and between XOMA Ireland Limited and Viventia Biotech Inc.
10.3
Employment Agreement, dated August 7, 2018, by and between Sesen Bio, Inc. and Thomas R. Cannell. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on August 13, 2018 (File No. 001-36296).

10.4
Form of Indemnification Agreement by and between Sesen Bio, Inc. and each of its directors and executive officers. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on August 13, 2018 (File No. 001-36296).

10.5
Separation Agreement and General Release between Stephen Hurly and Sesen Bio, Inc. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on October 1, 2018 (File No. 001-36296).

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
November 9, 2018