Form 10-K
period 2018-12-31
Sesen Bio, Inc.
filed 2019-03-01
CIK 1485003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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

Large Accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    ☐  Yes    ☒  No
As of June 29, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $132.0 million based on the closing price of the registrant’s common stock on June 29, 2018.
Number of outstanding shares of Common Stock as February 27, 2019: 77,456,180

SESEN BIO, INC.

i

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

•
the timing and costs associated with our manufacturing process and technology transfer to FUJIFILM Diosynth Biotechnologies U.S.A., Inc., or Fujifilm, and our reliance on Fujifilm to perform under such agreement;

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
Overview
We are a late-stage clinical company developing targeted fusion protein therapeutics, or TFPTs, composed of an anti-cancer antibody fragment tethered to a protein toxin for the treatment of cancer. We genetically fuse the cancer-targeting antibody fragment and the cytotoxic protein payload into a single molecule which is produced through our proprietary one-step manufacturing process. We target tumor cell surface antigens with limited expression on normal cells. Binding of the target antigen by the TFPT allows for rapid internalization into the targeted cancer cell. We have designed our targeted proteins to overcome the fundamental efficacy and safety challenges inherent in existing antibody-drug conjugates, or ADCs, where a payload is chemically attached to a targeting antibody.
Our most advanced product candidate, VB4-845, also known as Vicinium®, is a locally-administered targeted fusion protein composed of an anti-EPCAM, or epithelial cell adhesion molecule, antibody fragment tethered to a truncated form of Pseudomonas exotoxin A for the treatment of high-risk non-muscle invasive bladder cancer, or NMIBC.
On January 3, 2019, we reported preliminary efficacy data for the primary endpoint of our ongoing single-arm, multi-center, open-label Phase 3 clinical trial of Vicinium as a monotherapy in patients with high-risk, bacillus Calmette-Guérin, or BCG, unresponsive NMIBC, called the VISTA Trial. The data reported the preliminary complete response rates in evaluable Carcinoma in situ, or CIS, patients following three, six, nine and 12 months of treatment in the clinical trial. The results were consistent with the results observed in the previously completed Phase 1 and Phase 2 clinical trials of Vicinium for the treatment of high-risk NMIBC. The VISTA Trial enrolled a total of 133 patients across three cohorts based on histology and time to disease recurrence after adequate BCG:

•	Cohort 1 (n=86): CIS patients with or without papillary disease whose cancer was determined to be refractory or recurred within six months of their last course of adequate BCG

•
Cohort 2 (n=7): CIS patients with or without papillary disease whose cancer was determined to be refractory or recurred after six months, but less than 12 months, after their last course of adequate BCG

•	Cohort 3 (n=40): patients with papillary disease without CIS whose cancer was determined to be refractory or recurred within six months of their last course of adequate BCG
The data reported built upon preliminary three-month data presented from a subset of patients in May 2018 and are for the primary endpoint of the VISTA Trial, which is the complete response rate, or CRR, and duration of response in patients in Cohort 1. We also reported data from Cohort 2, separately and pooled with Cohort 1, based on final FDA guidance on treatment of BCG-unresponsive CIS patients.
The tables below highlight VISTA Trial results observed as of the December 3, 2018 data cut off:

Preliminary Efficacy Results in Carcinoma in situ Patients

Cohort 1 CRRs (n=86)

Time point	Evaluable Patients	Complete Response Rate (95% Confidence Interval)
3-months	n=86	37% (27%-48%)
6-months	n=85	25% (16%-35%)
9-months	n=84	18% (10%-28%)
12-months	n=81	14% (7%-23%)

Cohort 2 CRRs (n=7)

Time point	Evaluable Patients	Complete Response Rate (95% Confidence Interval)
3-months	n=7	57% (18%-90%)
6-months	n=7	57% (18%-90%)
9-months	n=7	43% (10%-82%)
12-months	n=7	14% (0%-58%)

Pooled Cohorts 1 and 2 CRRs (n=93)

Time point	Evaluable Patients	Complete Response Rate (95% Confidence Interval)
3-months	n=93	39% (29%-49%)
6-months	n=92	27% (18%-37%)
9-months	n=91	20% (12%-29%)
12-months	n=88	14% (7%-23%)

Preliminary Phase 3 CRR vs Phase 2 CRR

Time point	Phase 3 Pooled CRR (95% Confidence Intervals)	Phase 2 Pooled CRR (95% Confidence Interval)
3-months	39% (29%-49%)	40% (26%-56%)
6-months	27% (18%-37%)	27% (15%-42%)
9-months	20% (12%-29%)	18% (8%-32%)
12-months	14% (7%-23%)	16% (7%-30%)

Cohort 3 Recurrence-Free Rate (n=40)*

Time point	Evaluable Patients	Recurrence-Free Rate (95% Confidence Interval)
3-months	n=40	68% (51%-81%)
6-months	n=40	56% (40%-72%)
9-months	n=39	42% (26%-59%)
12-months	n=38	36% (21%-54%)
*As of the December 3, 2018 data cut off, but not previously reported on January 3, 2019.
Since the first preliminary data were reported in January, we have conducted additional analyses, including duration of response in patients with Carcinoma in situ with or without papillary disease, time to cystectomy across all patient types with Carcinoma in situ or papillary disease, and time to disease recurrence and recurrence-free rate in patients with papillary disease without Carcinoma in situ as of an assessment date of December 3, 2018. The additional preliminary data includes the following secondary endpoints:

•
Duration of Response: In addition to the complete response rate in Cohort 1, duration of response is a primary endpoint measure. The median duration of complete response for patients in Cohort 1 (n=86) is 227 days (95% CI, 127-516), using the Kaplan-Meier method. Additional adhoc analysis of pooled data for all patients with Carcinoma in situ (Cohorts 1 and 2, n=93) shows that among patients who achieved a complete response at 3 months, 69% had a complete response of 6 months or longer.

•
Time to Cystectomy: Time to cystectomy is a key second endpoint in the VISTA Trial. Across all 133 patients treated with Vicinium, the projected median cystectomy-free time is approximately 519 days (95% CI, 361-523), or 18 months. The median was estimated using a computer-based, intensive, nonparametric approach commonly used in clinical trials to generate estimates and confidence intervals for data sets that are incomplete. Using the variability within a sample to estimate that sampling distribution empirically, 500 samples with replacement were generated to estimate the median.

•
Time to Disease Recurrence: Time to disease recurrence is a key secondary endpoint for patients with high-grade papillary-only (Ta and T1) NMIBC. The median time to disease recurrence for patients in Cohort 3 (n=40) is 270 days (95% CI, 169-452).

•
Recurrence-free Rate: Disease recurrence, a standard criterion to evaluate treatment response for patients with high-grade papillary-only (Ta and T1) NMIBC, showed that for patients in Cohort 3 (n=40), Vicinium treatment resulted in favorable efficacy with 56% (95% CI, 40%-72%) of patients remaining recurrence-free at 6 months, and 36% (95% CI, 21%-54%) of patients remaining recurrence-free at 12 months.

Preliminary Safety Results
As of the December 3, 2018 data cut off, in patients across all three cohorts (n=133), 78 percent of adverse events were Grade 1 or 2. The most commonly reported treatment-related adverse events were dysuria (13%), hematuria (12%) and urinary tract infection (11%) - all of which are consistent with the profile of bladder cancer patients and the use of catheterization for treatment delivery. These adverse events were determined to be manageable and reversible, and only five patients discontinued treatment due to an adverse event. Serious adverse events, regardless of treatment attribution, were reported in 14 percent of patients. There were four treatment-related SAEs reported in three patients including acute renal injury (Grade 3), pyrexia (Grade 2), cholestatic hepatitis (Grade 4) and renal failure (Grade 5). Based on available preliminary follow-up data, no patient developed metastatic bladder cancer in the Phase 2 clinical trial for Vicinium or the Phase 3 VISTA Trial (through the December 3, 2018 data cut off).
The VISTA Trial completed recruitment in March 2018 with a total of 133 enrolled patients with NMIBC. We expect to report updated 12-month data from the VISTA Trial by mid-2019.
On August 8, 2018, we received Fast Track designation from the FDA for Vicinium for the treatment of patients with high-risk NMIBC who have previously received two courses of BCG and whose disease is now BCG-unresponsive.
On October 4, 2018, we entered into a Master Bioprocessing Services Agreement, or the Fujifilm MSA, with Fujifilm, pursuant to which Fujifilm will provide certain manufacturing services related to Vicinium. The Fujifilm MSA is designed to facilitate a transfer of certain of our manufacturing processes and technologies from us to Fujifilm to determine if Fujifilm can develop the bulk drug substance form of Vicinium for commercial purposes if we receive regulatory approval to market Vicinium for the treatment of high-risk NMIBC.
In June 2017, we entered into a Cooperative Research and Development Agreement, or CRADA, with the National Cancer Institute, or NCI, for the development of Vicinium in combination with AstraZeneca’s immune checkpoint inhibitor, durvalumab, for the treatment of high-risk NMIBC. Under the terms of the CRADA, the NCI will conduct a Phase 1 clinical trial in patients with high-risk NMIBC to evaluate the safety, efficacy and biological correlates of Vicinium in combination with durvalumab. This Phase 1 clinical trial is open and is actively recruiting patients.

Vicinium has also been evaluated for the treatment of squamous cell carcinoma of the head and neck, or SCCHN. Vicinium for the treatment of SCCHN had previously been designated as ProxiniumTM to indicate its different fill volume and vial size as well as its different route for local administration via intratumoral injection.

In addition to our locally-administered TFPTs, our pipeline also includes systemically-administered TFPTs in development that are built around our proprietary de-immunized variant of the plant-derived cytotoxin bouganin, or deBouganin. Our lead systemically-administered product candidate, VB6-845d, is being developed for the treatment of multiple types of EpCAM-positive solid tumors. VB6-845d is a TFPT consisting of an EpCAM targeting Fab genetically linked to deBouganin, a novel plant derived cytotoxic payload that we have optimized for minimal immunogenic potential and is administered by intravenous infusion.
We have deferred further development of Vicinium for the treatment of SCCHN and VB6-845d in order to focus our efforts and our resources on our ongoing development of Vicinium for the treatment of high-risk NMIBC. We are also exploring collaborations for Vicinium for the treatment of SCCHN, and VB6-845d.
We maintain global development, marketing and commercialization rights for all of our TFPT-based product candidates. We intend to explore various commercialization strategies to market our approved products. If we obtain regulatory approval for Vicinium for the treatment of high-risk NMIBC, we may build a North American specialty urology sales force to market the product or seek commercialization partners. If we obtain regulatory approval for Vicinium for the treatment of SCCHN or for our other product candidates, including VB6-845d, we may seek partners with oncology expertise in order to maximize the commercial value of each asset or a portfolio of assets. We also own or exclusively license worldwide intellectual property rights for all of our TFPT-based product candidates, covering our key patents with protection ranging from 2018 to 2036. See ‘‘Business-Intellectual Property’’ for additional details.
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
Our Targeted Fusion Protein Therapeutic Platform (TFPT)
Our current product candidates are based on our proprietary TFPT platform and are focused on addressing areas of unmet medical need in cancer. Our novel TFPTs have been designed to overcome the efficacy and safety challenges of existing ADCs and are being developed for both local and systemic administration. Our TFPTs are single protein therapeutics composed of targeting domains genetically fused via peptide linkers to cytotoxic protein payloads that are produced through our proprietary recombinant one-step manufacturing process. Our TFPT platform uses protein binding antibody fragments, which include fragment antigen binding domains, or Fabs, single chain variable domains, or scFvs, and non-covalent scFv dimers, or diabodies, derived from the domains of antibodies that confer antigen recognition. We select antibody fragments for our product candidates depending upon the target therapeutic indication. We target tumor cell surface antigens that allow for rapid internalization into the targeted cancer cell and that also have limited expression in normal cells. For local administrations, we utilize an immunogenic cytotoxic protein payload designed to both target cancer cells and promote a heightened local immune response against the tumor. For systemic administrations, we use a deBouganin, a plant-derived, protein payload of reduced immunogenic potential that we believe can be repeatedly administered via infusion without the generation of an efficacy-limiting immune response against the payload.
Locally-administered TFPTs
We utilize our TFPTs with immunogenic cytotoxic protein payloads for tumors that can be targeted locally rather than systemically. Local administration allows for the TFPT to reach the tumor without being cleared by the immune system, which enables us to maximize the concentration of TFPTs directly to tumors. Our locally-administered TFPT, Vicinium for the treatment of high-risk NMIBC, which is our lead product candidate, contains a targeting domain that is designed to bind to EpCAM, which is a protein over-expressed in many cancers. This targeting domain is genetically fused to a truncated form of exotoxin A, or ETA, which is an immunogenic cytotoxic protein payload that is produced by the bacterial species, Pseudomonas. This product candidate is designed to bind to EpCAM on the surface of cancer cells. The TFPT-EpCAM complex is subsequently internalized into the cell, and, once inside the cell, the TFPT is cleaved by a cellular enzyme to release the cytotoxic protein payload, thus enabling cancer-cell killing.
We also believe that our TFPTs designed for local administration may not only directly kill cancer cells through a targeted delivery of a cytotoxic protein payload, but also potentiate an anti-cancer therapeutic immune response in cancer cells near the site of administration. This immune response is believed to be triggered by both the immunogenic cell death of the cancer cells due to our payload's mechanism of action and the subsequent release of tumor antigens and the immunologically active setting created by the nature of the cytotoxic protein payloads. We believe that this immune response may also enhance the action of checkpoint inhibitors, which require a pre-existing immune response for maximum efficacy.
Our most advanced locally-administered product candidate is Vicinium for the treatment of high-risk NMIBC and recurrent, locally advanced or metastatic EpCAM-expressing SCCHN. This TFPTs is not, however, suitable for systemic administration over multiple doses because the body’s immune system would recognize and eliminate foreign proteins, such as ETA, prior to their reaching targeted cancer cells.
Systemically-administered TFPTs
We also utilize our TFPTs with a de-immunized payload where systemic administration is required. Our systemically-administered TFPTs currently in development are built around deBouganin. Since the body’s immune system naturally recognizes and attempts to eliminate foreign proteins, we designed our systemically administered TFPTs with a deBouganin payload to avoid inducing an immunogenic response. DeBouganin is constructed by mutating the immunogenic T-cell epitopes from bouganin so that they are not recognized as foreign by the immune system. However, we also believe that deBouganin may enhance the action of checkpoint inhibitors as a result of the promotion of a local tumor immune response following the death of cancer cells. Our systemically-administered product candidate is VB6-845d for the treatment of multiple types of EpCAM-positive solid tumors.
Our Differentiated Approach to Targeted Therapies
We believe that our TFPT platform will address many challenges experienced with existing ADCs. The basic construct for our TFPTs and existing ADCs is similar as each is comprised of a targeting domain that specifically binds to cancer cells and delivers a cytotoxic payload. However, existing ADCs have been associated with limitations that we believe are addressed by our TFPTs.
Limitations of existing ADC approaches to treating tumors
We believe existing ADCs have the following fundamental efficacy and safety challenges:

•
Deliver insufficient drug to tumors. Existing ADCs utilize full-length antibodies, which, due to their large size, have a reduced ability to penetrate tumors, thereby potentially reducing their efficacy.

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

Advantages of our TFPT platform
We believe our TFPTs offer the following key advantages:

•
Deliver a greater amount of drug to tumors. Our TFPTs are designed using smaller targeting proteins that have an increased ability to exit the circulatory system and have binding properties designed to enable deeper penetration into targeted tumors, and we believe this will increase efficacy.

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

•
Promote a therapeutic immune response. We believe that the potent TFPT toxin-mediated killing of cancer cells in this immunologically active setting leads to the efficient presentation of cancer antigens to the immune system, thereby promoting an anti-tumor cellular immune response. Our locally-administered TFPTs utilize an immunogenic cytotoxic payload that we believe promotes a heightened immune response in the local tumor environment.

•
Potential combination with checkpoint inhibitors. We believe that the potential effect of checkpoint inhibitors, which are antibodies that promote the action of anti-tumor T-cells by blocking inhibitory ligand/receptor interactions that include PD-1 and PD-L1, may be enhanced when used in combination with other agents. We believe that, by mediating specific killing of tumor cells and promoting anti-tumor immune responses, our TFPTs, while potentially effective on their own, may complement checkpoint inhibitors. In particular, we believe that our use of our cytotoxin payload ETA, which promotes an immune response in the local tumor environment, may facilitate the presentation of tumor cell surface antigens following the death of cancer cells, thereby providing a tumor immune response to enhance the action of checkpoint inhibitor therapies.

•
Utilize a simpler and more efficient manufacturing process. Our proprietary recombinant one-step manufacturing process creates a homogeneous product that we believe will improve efficacy and result in lower manufacturing costs.

Our Strategy
We are committed to designing, engineering, developing and commercializing TFPTs to identify and address oncology indications that suffer from a high unmet medical need. The key elements of our strategy are as follows:

•
Rapidly advance Vicinium for the treatment of high-risk NMIBC through clinical development and obtain regulatory approval. Based upon our September 2014 end of Phase 2 meeting with the FDA, in the third quarter of 2015, we, through our subsidiary Viventia, commenced an open-label, non-randomized Phase 3 clinical trial, the VISTA Trial, of Vicinium in patients with high-risk NMIBC in the United States and Canada. In November 2016, the FDA issued draft guidance regarding appropriate clinical trial design for new drugs and biologics for BCG-unresponsive NMIBC, including the use of single-arm studies. The FDA finalized this guidance in February 2018 and retained many of the recommendations from the 2016 draft guidance regarding clinical trial design, including the use of single-arm studies. We believe that the Phase 3 clinical trial VISTA Trial design is consistent with these aspects of the FDA’s guidance. We completed enrollment in the VISTA Trial in March 2018 and reported preliminary topline three-month efficacy and safety data for the VISTA Trial in May 2018. On January 3, 2019, we released preliminary three-month, 6-month, 9-month and 12-month topline efficacy and safety data and further expect to report updated 12-month topline efficacy and safety data in mid-2019. In August 2018, we received Fast Track designation from the FDA for Vicinium for the treatment of high-risk NMIBC. If this Phase 3 clinical trial is successful, we intend to pursue regulatory approval initially in the United States and Canada. Assuming that we receive positive data in our Phase 3 clinical trial, we intend to initiate discussions with the European Medicines Agency, or EMA, regarding a regulatory pathway for European Union, or E.U., approval.

•
Explore opportunities in combination therapies. We plan to continue discussions with potential partners that utilize technologies whose mechanism of action could be complementary to our TFPT platform. These technologies include, but are not limited to, checkpoint inhibitors, immune modulators and other immuno-oncology agents. In June 2017, we entered into a CRADA with the NCI for the development of Vicinium in combination with AstraZeneca’s immune checkpoint inhibitor, durvalumab, for the treatment of NMIBC. Under the terms of the CRADA, the NCI will conduct a Phase 1 clinical trial in patients with high-risk NMIBC to evaluate the safety, efficacy and biological correlates of Vicinium in combination with durvalumab. This Phase 1 trial is open and actively recruiting patients.

•
Expand on the value of selected product candidates through strategic partnerships. We may decide to selectively partner with pharmaceutical and biopharmaceutical companies when we believe that a partner could bring additional resources and expertise to maximize the value of one or more of our product candidates.

•
Maximize the commercial value of our product candidates. We maintain global development, marketing and commercialization rights for all of our TFPT-based product candidates. If we obtain regulatory approval for Vicinium for the treatment of high-risk NMIBC, we may build a North American specialty urology sales force to market the product in the United States and Canada or seek commercialization partners. Outside the United States and Canada, we will seek commercialization partners with urology expertise. If we obtain regulatory approval for our other product candidates, or other indications for Vicinium, we may seek partners with oncology expertise in order to maximize the commercial value of each asset or a portfolio of assets.

We have deferred further development of Vicinium for the treatment of SCCHN and VB6-845d in order to focus our efforts and our resources on our ongoing development of Vicinium for the treatment of high-risk NMIBC. We are also exploring collaborations for Vicinium for the treatment of SCCHN, and VB6-845d.
Our License Agreement with Roche

On June 10, 2016, we entered into the License Agreement with Roche. Under the License Agreement, we granted Roche an exclusive, worldwide license to develop and commercialize, at its cost, our monoclonal antibody EBI-031 and all other IL-6 antagonist antibody technology owned by us. Pursuant to the terms of the License Agreement, Roche is required to continue developing EBI-031 and any other product made from the other transferred IL-6 antagonist antibody technology, and pursue ongoing patent prosecution, at its cost.
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
Our Product Pipeline
At this time we are focused exclusively on the clinical development of Vicinium for the treatment of high-risk NMIBC and have deferred further development of our other product candidates. The following table sets forth our current development stage programs:

Product Candidate	Payload	Indication	Preclinical	Ph 1	Ph 2	Ph 3
Locally administered TPTs						
Vicinium	ETA	BCG refractory high-grade NMIBC				
Locally administered TPT + Systemic Checkpoint Inhibitor						
Vicinium + Durvalumab	ETA & IO	BCG refractory high-grade NMIBC				
Vicinium (combination with checkpoint inhibitor)	ETA & IO	SCCHN				
Systemically administered TPTs						
VB6-845d	deBoug	Solid tumors				
Partnered Assets						
EBI-031 (Roche)	n/a	Diabetic Macular Edema

Vicinium for the Treatment of High-Risk NMIBC
Overview
Vicinium is being developed for the treatment of high-risk NMIBC in patients who have previously received two courses of BCG and whose disease is now BCG-unresponsive. Vicinium is administered by intravesical administration directly into the bladder. Vicinium utilizes an immunogenic cytotoxic protein payload that is a truncated form of ETA produced by the bacterial species, Pseudomonas. Vicinium also includes an anti-EpCAM ScFv targeting domain that is required to deliver the ETA into EpCAM-expressing cancer cells. The toxicity to non-cancerous bladder cells is minimized due to their not having EpCAM over-expressed on their surface.
Based upon our September 2014 end of Phase 2 meeting with the FDA, we, through our subsidiary Viventia, commenced the VISTA Trial in patients with high-risk NMIBC who have received two courses of BCG, and whose disease is now BCG-unresponsive, and for whom the current standard of care is the surgical removal of their bladder, or a radical cystectomy, in the third quarter of 2015 in the United States and Canada. Based on safety and efficacy data observed with the longer 12-week induction in our Phase 2 clinical trial, the FDA agreed to our plan to employ more frequent dosing in our Phase 3 clinical trial, in which the primary end points are CR and duration of response, or DoR, in patients with carcinoma in situ, or CIS, whose disease is BCG-unresponsive. In November 2016, the FDA issued draft guidance regarding appropriate clinical trial design for new drugs and biologics for BCG-unresponsive NMIBC, including the use of single-arm studies. The FDA finalized this guidance in February 2018 and retained many of the recommendations from the 2016 draft guidance regarding clinical trial design, including the use of single-arm studies. We completed enrollment in this clinical trial in May 2018, and reported preliminary topline three-month data in May 2018 and three-month, 6-month, 9-month and 12-month preliminary topline data on January 3, 2019. We expect to report updated 12-month topline twelve-month data in mid-2019. In August 2018, we received Fast Track designation from the FDA for Vicinium for the treatment of high-risk NMIBC. If this Phase 3 clinical trial is successful, we intend to pursue regulatory approval initially in the United States and Canada. Assuming that we receive positive data in our Phase 3 clinical trial, we intend to initiate discussions with the European Medicines Agency, or EMA, regarding a regulatory pathway for European Union, or E.U., approval.
Overall, we believe that our efficacy and safety data support the continued clinical development of Vicinium to fulfill a significant unmet medical need in patients with high-risk NMIBC. Because Vicinium contains ETA, an immunogenic cytotoxic payload that elicits an anti-ETA immune response, we believe the local administration of Vicinium may amplify the local host immune response within the tumor environment killing bladder cancer cells through an Immunogenic Cell Death, or ICD, mechanism. In addition, we believe that this ICD response, which potentiates host immune responses against neoantigens present on the cancer cells, can lead to a heightened host immune response against their own tumor and potentially complement checkpoint inhibitor therapies.
We own or exclusively license worldwide rights to our Vicinium intellectual property portfolio that provides unextended patent term until June 2025, and, if our pending patent applications for Vicinium are granted patent protection until at least 2036. See ‘‘Business-Intellectual Property’’ for additional details.
Disease overview
Most cancers that form in the bladder are transitional cell carcinomas that derive from the transitional cell lining of the bladder. Transitional cell carcinoma of the bladder can be characterized as either high-grade or low-grade. Low-grade bladder cancer often recurs in the lining of the bladder after treatment, but rarely invades the muscular wall of the bladder or spreads to other parts of the body and is unlikely to be fatal. High-grade bladder cancer commonly recurs in the bladder, has a strong tendency to invade the muscular wall of the bladder, and spread to other parts of the body and is much more likely to result in death. Bladder cancer is also divided into muscle-invasive and NMIBC, based on invasion of the muscularis propria, which is the thick muscle deep in the bladder wall. Muscle invasive disease is more likely to spread to other parts of the body.
There are three forms of high-grade NMIBC, Ta, a papillary tumor in the innermost layer of the bladder lining, T1, a papillary tumor that has started to grow into the connective tissue beneath the bladder lining, and CIS, flat lesions of the transitional cell lining of the bladder. Papillary tumors are generally low-grade with low risk of progression, although about two to nine percent are high-grade, with a moderately high risk of progression to muscle-invasive bladder cancer. CIS tumors are always high-grade, with a worse prognosis than papillary tumors, as such CIS tumors are more aggressive, with a higher probability of progression to muscle-invasive disease. Furthermore, the incidence of CIS in conjunction with Ta or T1 tumors results in a higher risk of recurrence and progression. About 75% to 85% of bladder cancers are non-muscle invasive. Of these, Ta tumors account for about 57% to 70%, CIS accounts for about 5% to 13% and T1 tumors account for about 20% to 30%.

Bladder cancer is the tenth most common cancer diagnosed worldwide and the second most common malignancy of the genitourinary system. There were an estimated 430,000 new cases of bladder cancer diagnosed in 2012 and 165,000 deaths worldwide. The global prevalence of bladder cancer is estimated at 2.7 million individuals. The American Cancer Society estimated that approximately 81,000 new cases of bladder cancer would be diagnosed in 2018 and there would be approximately 17,240 deaths due to bladder cancer in the United States during 2018. Based on a 2010 estimate prepared using Medicare data from the Surveillance, Epidemiology, and End Results program, among cancers in the United States, bladder cancer has the highest per-patient treatment costs, with an estimated overall cost of approximately $4.0 billion annually. In the United States, bladder cancer has the highest overall cost among the elderly. Based on our assessment of the market, the treatment paradigm has remained the same since those figures were generated and we believe the cost of care has increased.
NMIBC makes up 75% to 85% of all bladder cancers. The high recurrence rate and ongoing invasive monitoring requirement of bladder cancers are the key contributors to the economic and human toll of this disease. Bladder cancer occurs predominantly in older patients (about nine of the 10 people with bladder cancer are over the age of 55 years). The median age at diagnosis is approximately 72 years. Overall, the five year survival rate for bladder cancer in the United States is 77%. While the five year survival rates are 98% for stage zero and 88% for stage one NMIBC, once the cancer becomes invasive, the rates drop dramatically with five year survival rates of 63%, 46% and 15% for stage two, three and four muscle invasive bladder cancers, respectively. We are targeting patients with BCG-unresponsive high-risk NMIBC. Our initial target market includes the approximately 25,000 patients diagnosed annually, as well as the patients who have previously failed BCG and have refused cystectomy. We would expect that, if Vicinium for the treatment of high-risk NMIBC is approved by the FDA, patients would receive treatment until the earlier of 2 years and disease recurrence.
Current approaches to treatment
Within high-risk NMIBC, the initial treatment of Ta or T1 is transurethral resection of the bladder tumor, or TURBT, followed by BCG treatment. For CIS, whether or not TURBT is an option, BCG is the standard of care. BCG is a live attenuated strain of Mycobacterium bovis, with a diminished virulence in humans. Since BCG works by utilizing an immune/inflammatory mechanism, BCG is generally initiated only two to four weeks after TURBT, allowing the urothelium to heal and lowering the risk of systemic infection. When high-grade bladder tumors have been completely resected, BCG is used as adjuvant therapy to prevent recurrence. In patients with residual disease after resection, BCG helps to eradicate residual disease and delay progression. The BCG regimen consists of an induction phase followed by a maintenance phase. The induction phase involves six consecutive once-weekly instillations of the drug into the bladder. The maintenance phase involves three consecutive once-weekly instillations repeated every three to six months for at least one year. The response rate to a single induction phase of BCG is 60% to 70% with an additional 30% to 50% of the non-responders becoming responders following a second induction phase. However, BCG’s failure rate for all responders is estimated to be as high as 50% within the first 12 months of treatment and 90% within five years.
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
In 2009, Valstar was re-launched in the United States for the treatment of BCG-refractory CIS bladder cancer in patients for whom radical cystectomy is not an option. Valstar is administered intravesically directly into the bladder once a week for six weeks. Due to drug resistance and toxicities, Valstar has had limited utility. Other than Valstar, there are no other approved therapies for CIS bladder cancer. However, there are various other intravesical product candidates in development for the treatment of NMIBC, including product candidates developed by Merck (Keytruda/pembroluzumab) AADi, LLC (ABI-009), Altor BioScience Corp. (ALT-801), Cold Genesys, Inc. (CG0070) and FKD Therapies Oy (Instiladrin). In addition, systemically-administered checkpoint inhibitors are being evaluated for the treatment of NMIBC.
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
Phase 1 clinical trial. We initiated an open-label, dose-escalating Phase 1 clinical trial of Vicinium for the treatment of high-risk NMIBC in September 2004 at 22 sites in Canada. We enrolled 64 patients with high-grade Ta or T1 tumors with or without CIS (17 of which had CIS) and who had previously received at least one treatment of BCG. The Phase 1 clinical trial was designed to assess safety and determine the maximum tolerated dose, and the recommended Phase 2 dose. The secondary objective was to explore the anti-tumor activity of Vicinium.
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
A CR was defined in this Phase 1 clinical trial as non-positive urinary cytology and either normal cystoscopy or abnormal cystoscopy with negative biopsy. Of the 64 patients enrolled, only 61 were considered to be evaluable for efficacy as two patients were excluded from the analysis due to an absence of BCG treatment prior to this Phase 1 clinical trial, and there was one unrelated death for whom no final tumor assessment was obtained. Evidence of clinical efficacy, as defined by a CR, was achieved by 24 of the 61 randomized patients (39%). Only three of the 17 patients (18%) treated in the 0.1-<1mg/dose range were CRs. In contrast, seven of the 14 patients (50%) treated in 1.0-<10mg/dose range and 14 of the 30 patients (46.7%) treated in the ≥10mg/dose range experienced CRs at the three month assessment. Of the patients with CIS, five of the 17 patients (29%) achieved a CR, while non-recurrence was observed in seven of the 16 patients with T1 (43.8%) and 12 of the 28 patients with Ta (42.8%). This Phase 1 clinical trial was completed in April 2006.
Phase 2 clinical trial. Based on our Phase 1 clinical trial conducted in Canada, we submitted the IND for Vicinium for the treatment of high-risk NMIBC to the FDA in August 2005, and we initiated an open-label Phase 2 clinical trial of Vicinium in March 2007 at 20 sites, in Canada and the United States. We enrolled 46 patients with CIS (with or without Ta or T1) who had previously received at least one treatment of BCG. Of the 46 patients enrolled, 27 patients (58.7%) had received at least two treatments of BCG. The Phase 2 clinical trial was designed to determine the tolerability and explore the potential for clinical benefit from Vicinium. Clinical benefit was defined in this Phase 2 clinical trial as a CR or no evidence of disease at the three month evaluation. A CR was defined in this Phase 2 clinical trial as no histological evidence of disease and negative urine cytology. Any cases with no histological evidence of disease on initial biopsy but atypical or suspicious urine cytology were also considered CRs only if they remained negative after being evaluated with repeat biopsy, directed and random. Vicinium showed evidence of clinical efficacy. A patient was considered to have a durable CR if that patient obtained a CR and remained disease-free for a period of at least 12 months from initiation of treatment.
The dosing regimen for our Phase 2 clinical trial included an induction phase followed by a maintenance phase, consisting of three weekly treatments and then nine weeks of no treatment repeated every three months for at least one year and ending with nine weeks of no treatment. There were two treatment groups in this Phase 2 clinical trial. Treatment Arm A consisted of 23 patients, of which 22 were ultimately evaluable as one patient violated eligibility requirements early in this Phase 2 clinical trial. Twenty-two patients in the induction phase received six consecutive once-weekly instillations of 30 mg of Vicinium. At the three-month assessment, patients with residual disease but no disease progression-where disease progression is defined as being muscle invasive-were eligible for either a second induction phase or a maintenance phase, which consisted of three consecutive once-weekly instillations repeated every three months for at least one year. Of the 13 patients unable to achieve a CR at the three-month assessment, nine patients elected additional treatment. From these nine, two became CRs after receiving maintenance dosing. Treatment Arm B was added to evaluate a longer induction cycle. In Treatment Arm B, 23 patients in the induction phase received 12 consecutive once-weekly instillations of 30 mg Vicinium. At the three-month assessment, the CR rate for both treatment arms was 40%. At the 12-month assessment, the CR rate in Treatment Arm A was 13%, but 17% in Treatment Arm B. Of those patients who did not achieve a CR at the three-month assessment, 73% had either a reduction in tumor size or did not experience further tumor growth.

The following charts demonstrate the responses in this Phase 2 clinical trial in Treatment Arm A and Treatment Arm B. The data below shows the percentage change in surface area of cancer within the bladder, based on bladder mapping data utilizing cystoscopy in 40 patients.

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
Near the completion of this Phase 2 clinical trial in 2009, Valstar was re-launched in the United States for the treatment of BCG-refractory CIS bladder cancer in patients for whom immediate cystectomy would be associated with unacceptable morbidity or mortality. However, because physicians were not widely prescribing Valstar to their patients and it was not an approved therapy in Europe, this disrupted our originally designed clinical path of a head-to-head pivotal Phase 3 clinical trial of Vicinium against Valstar. Due to the uncertainty of the standard of care in this space, our efforts were put on hold until a clear clinical path was established. In May 2013, the FDA co-sponsored a public workshop where it evaluated potential trial designs for the development of therapies for NMIBC and specifically provided regulatory guidance supporting the idea that a single-arm clinical trial could provide sufficient evidence of benefit if the results were robust. The panel suggested it is acceptable to include high-risk papillary patients without CIS in a clinical trial with CIS patients because the clinical management and outcome if left untreated is considered to be the same. In September 2014, we conducted an end of Phase 2 meeting with the FDA and, consistent with our interactions with the FDA during this meeting, refocused our resources to commence an open-label, non-randomized Phase 3 clinical trial of Vicinium in patients with high-risk NMIBC.
Safety data. We believe that our safety data from 110 patients in our Phase 1 and Phase 2 clinical trials support further development of Vicinium for the treatment of high-risk NMIBC. There were no Grade 4 or Grade 5 serious adverse events that were considered by the clinical investigators to be related to Vicinium. There was one Grade 5 serious adverse event, or death, which was determined by the clinical investigator to be unrelated to Vicinium. The most common reported treatment-related adverse events were an abnormally frequent passage of small amounts of urine, blood in the urine and painful urination, the majority of which were considered to be mild or moderate in severity. No patients discontinued treatment due to a Vicinium-related adverse event during the Phase 1 and Phase 2 clinical trials.
Vicinium Phase 3 clinical trial development plan
Phase 3 Clinical Trial. Based upon our September 2014 end of Phase 2 meeting with the FDA, we, through our subsidiary Viventia, commenced the VISTA Trial in the third quarter of 2015 in the United States and Canada. Based on safety and efficacy data observed with the longer 12-week induction in our Phase 2 clinical trial, the FDA agreed to our plan to employ more frequent dosing in our Phase 3 clinical trial, in which the primary end points are CR and DoR in patients with CIS whose disease is BCG-unresponsive. In November 2016, the FDA issued draft guidance regarding appropriate clinical trial design for new drugs and biologics for BCG-unresponsive NMIBC, including the use of single-arm studies. The FDA finalized this guidance in February 2018 and retained many of the recommendations from the 2016 draft guidance regarding clinical trial design, including the use of single-arm studies. We believe that our Phase 3 clinical trial VISTA Trial design is consistent with these aspects of the FDA’s guidance.
As part of this trial, in July 2015, we submitted a Clinical Trial Application, or CTA, to Health Canada to include Canadian sites. In September 2015, we received a No Objection Letter from Health Canada, permitting us to proceed with our Phase 3 clinical trial in Canada.
Our Phase 3 clinical trial protocol is as follows:

Dose	30 mg of Vicinium (in 50 mL of saline)
Estimated total enrollment	Approximately 134 patients, including 77 CIS patients whose disease is refractory to or relapsed within 6 months of the last dose of adequate BCG treatment
Primary endpoint	•
Complete response rate in patients with CIS (with or without papillary disease) whose disease is refractory or relapsed in six months or less following adequate BCG treatment, which is defined as at least two courses of full dose BCG; and

•
DoR will be estimated (Kaplan-Meier Estimate) for those patients with CIS whose disease is refractory to or relapsed within 6 months of the last dose of adequate BCG treatment (with or without papillary disease) who experience a complete response.

Patients with CIS will be considered to have a complete response if at the time of any disease status evaluation (per protocol every 13 weeks or any unscheduled evaluation) there is no evidence of high-grade disease (CIS, high-grade Ta or high-grade T1 disease) or disease progression (e.g., to muscle invasive disease). Low-grade disease is not considered a treatment failure in these patients and they may remain on study treatment following TURBT.

Secondary endpoints	•
Complete response rate and DoR in patients with CIS whose disease is refractory to or relapsed within 6 months of the last dose of adequate BCG treatment (with or without papillary disease) whose disease is refractory or relapsed from six months to 11 months following adequate BCG treatment;

	•	Complete response rate and DoR in all patients with CIS (with or without papillary disease) following adequate BCG treatment;
	•	Event-free survival, or EFS, in all patients;
•
Complete response rate in patients at three, six, nine, 12, 15, 18, 21, and 24 months in patients with CIS whose disease is refractory to or relapsed within 6 months of the last dose of adequate BCG treatment;

	•	Time to cystectomy in all patients;
	•	Time to disease recurrence in all patients;
	•	Progression-free survival, or PFS, in all patients;
	•	Overall survival, or OS, in all patients; and
	•	Safety and tolerability of Vicinium therapy in all patients.

Exploratory endpoint
To evaluate biomarkers that may be associated with response or disease progression or treatment failure, which may include, for example, EpCAM status, tumor subtype morphology, furin levels in tumor cell endosomes, presence of a glycosaminoglycan coat, and presence of receptors that could impede a host anti-tumor immune response such as PD-L1.

On January 3, 2019, we reported preliminary efficacy data for the primary endpoint of the VISTA Trial. The data reported the preliminary complete response rates in evaluable CIS patients following three, six, nine and 12 months of treatment in the clinical trial. The results were consistent with the results observed in the previously completed Phase 1 and Phase 2 clinical trials of Vicinium for the treatment of high-risk NMIBC. The VISTA Trial enrolled a total of 133 patients across three cohorts based on histology and time to disease recurrence after adequate BCG:

•	Cohort 1 (n=86): CIS patients with or without papillary disease whose cancer was determined to be refractory or recurred within six months of their last course of adequate BCG;

•
Cohort 2 (n=7): CIS patients with or without papillary disease whose cancer was determined to be refractory or recurred after six months, but less than 12 months, after their last course of adequate BCG; and

•	Cohort 3 (n=40): patients with papillary disease without CIS whose cancer was determined to be refractory or recurred within six months of their last course of adequate BCG
The data reported built upon preliminary three-month data presented from a subset of patients in May 2018 and are for the primary endpoint of the VISTA Trial, which is the complete response rate, or CRR, and duration of response in patients in Cohort 1. The company also reported data from Cohort 2, separately and pooled with Cohort 1, based on final FDA guidance on treatment of BCG-unresponsive CIS patients.
The tables below highlight VISTA Trial results observed as of the December 3, 2018 data cut off:
Preliminary Efficacy Results in Carcinoma in situ Patients
Cohort 1 CRRs (n=86)

Time point	Evaluable Patients	Complete Response Rate (95% Confidence Interval)
3-months	n=86	37% (27%-48%)
6-months	n=85	25% (16%-35%)
9-months	n=84	18% (10%-28%)
12-months	n=81	14% (7%-23%)

Cohort 2 CRRs (n=7)

Time point	Evaluable Patients	Complete Response Rate (95% Confidence Interval)
3-months	n=7	57% (18%-90%)
6-months	n=7	57% (18%-90%)
9-months	n=7	43% (10%-82%)
12-months	n=7	14% (0%-58%)

Pooled Cohorts 1 and 2 CRRs (n=93)

Time point	Evaluable Patients	Complete Response Rate (95% Confidence Interval)
3-months	n=93	39% (29%-49%)
6-months	n=92	27% (18%-37%)
9-months	n=91	20% (12%-29%)
12-months	n=88	14% (7%-23%)

Preliminary Phase 3 CRR vs Phase 2 CRR

Time point	Phase 3 Pooled CRR (95% Confidence Intervals)	Phase 2 Pooled CRR (95% Confidence Interval)
3-months	39% (29%-49%)	40% (26%-56%)
6-months	27% (18%-37%)	27% (15%-42%)
9-months	20% (12%-29%)	18% (8%-32%)
12-months	14% (7%-23%)	16% (7%-30%)

Cohort 3 Recurrence-Free Rate (n=40)*

Time point	Evaluable Patients	Recurrence-Free Rate (95% Confidence Interval)
3-months	n=40	68% (51%-81%)
6-months	n=40	56% (40%-72%)
9-months	n=39	42% (26%-59%)
12-months	n=38	36% (21%-54%)
*As of the December 3, 2018 data cut off, but not previously reported on January 3, 2019.
Since the first preliminary data were reported in January, we have conducted additional analyses, including duration of response in patients with Carcinoma in situ with or without papillary disease, time to cystectomy across all patient types with Carcinoma in situ or papillary disease, and time to disease recurrence and recurrence-free rate in patients with papillary disease without Carcinoma in situ as of an assessment date of December 3, 2018. The additional preliminary data includes the following secondary endpoints:

•
Duration of Response: In addition to the complete response rate in Cohort 1, duration of response is a primary endpoint measure. The median duration of complete response for patients in Cohort 1 (n=86) is 227 days (95% CI, 127-516), using the Kaplan-Meier method. Additional adhoc analysis of pooled data for all patients with Carcinoma in situ (Cohorts 1 and 2, n=93) shows that among patients who achieved a complete response at 3 months, 69% had a complete response of 6 months or longer.

•
Time to Cystectomy: Time to cystectomy is a key second endpoint in the VISTA Trial. Across all 133 patients treated with Vicinium, the projected median cystectomy-free time is approximately 519 days (95% CI, 361-523), or 18 months. The median was estimated using a computer-based, intensive, nonparametric approach commonly used in clinical trials to generate estimates and confidence intervals for data sets that are incomplete. Using the variability within a sample to estimate that sampling distribution empirically, 500 samples with replacement were generated to estimate the median.

•
Time to Disease Recurrence: Time to disease recurrence is a key secondary endpoint for patients with high-grade papillary-only (Ta and T1) NMIBC. The median time to disease recurrence for patients in Cohort 3 (n=40) is 270 days (95% CI, 169-452).

•
Recurrence-free Rate: Disease recurrence, a standard criterion to evaluate treatment response for patients with high-grade papillary-only (Ta and T1) NMIBC, showed that for patients in Cohort 3 (n=40), Vicinium treatment resulted in favorable efficacy with 56% (95% CI, 40%-72%) of patients remaining recurrence-free at 6 months, and 36% (95% CI, 21%-54%) of patients remaining recurrence-free at 12 months.

Preliminary Safety Results. Data indicates Vicinium for the treatment of high-risk NMIBC continues to be well-tolerated by patients treated in the VISTA Trial. As of the December 3, 2018 data cut off, in patients across all three cohorts (n=133), 78% of adverse events were Grade 1 or 2. The most commonly reported treatment-related adverse events, or AEs, were dysuria (13%), hematuria (12%) and urinary tract infection (11%) - all of which are consistent with the profile of bladder cancer patients and the use of catheterization for treatment delivery. These AEs were determined to be manageable and reversible, and only five patients discontinued treatment due to an adverse event. Serious adverse events, or SAEs, regardless of treatment attribution, were reported in 14% of patients. There were four treatment-related SAEs reported in three patients including acute renal injury (Grade 3), pyrexia (Grade 2), cholestatic hepatitis (Grade 4) and renal failure (Grade 5). Based on available preliminary follow-up data, no patient developed metastatic bladder cancer in the Phase 2 clinical trial for Vicinium or the Phase 3 VISTA Trial (through the December 3, 2018 data cut off).
Vicinium for the Treatment of SCCHN
Overview
Vicinium (formerly referred to as Proxinium in publications focused on this clinical setting), is also being developed as a treatment for patients with recurrent or metastatic EpCAM-expressing SCCHN who have received at least one prior platinum-based chemotherapy regimen with recurrent, locally advanced or metastatic EpCAM-expressing SCCHN. In SCCNH, Vicinium is administered via injection directly into the targeted tumor, or intratumoral injection. Vicinium for the treatment of SCCHN has received Orphan Drug Designation from the FDA and the EMA and Fast Track designation from the FDA.
In our two Phase 1 clinical trials, patients treated with Vicinium had demonstrated antitumor activity in 53% of evaluable patients with EpCAM-expressing tumors as assessed by the investigators’ clinical measurements, the investigators' overall assessment including qualitative changes, and assessment of available radiologic data. In addition, three out of the four patients with complete responses of injected tumors had regression or complete resolution of adjacent non injected lesions. In a Phase 2 clinical trial, we observed tumor shrinkage in 10 of the 14 evaluable patients (71.4%). Combined results from two Phase 1 clinical trials encompassing 44 patients have shown complete resolution or reduction in size of injected tumors in 16 of the 30 evaluable EpCAM-positive patients (53.3%). An additional 27% of evaluable patients had stable disease and, therefore, the results indicate an overall tumor control rate of approximately 80%. Vicinium was generally well-tolerated during the clinical trials. Dose-limiting toxicity in the Phase 1 clinical trials was transaminase elevation in liver enzymes.
In our clinical trials involving Vicinium for the treatment of SCCHN, we have also observed some stabilization, partial reduction and complete resolution of non-injected tumors. We believe that TFPT mediated killing of cancer cells occurs via a mechanism known as ICD, which is known to enhance the presentation of neoantigens to the immune system. We believe that this, combined with the immunogenic nature of our cytotoxic protein payload creates a heightened immune response, wherein naive cytotoxic T cells are stimulated by antigen presenting cells, such as dendritic cells, presenting tumor cell surface antigens following the death of cancer cells. We believe that this anti-tumor response may complement checkpoint inhibitor therapies.

We intend to initiate a Phase 1/2a clinical trial that will explore the potential of Vicinium in combination with a checkpoint inhibitor for the treatment of SCCHN and are actively seeking partners for a combination program. We anticipate that the Phase 1/2a clinical trial will explore the potential for Vicinium, due to its potential immunogenic effect, to enhance checkpoint inhibitors in combination therapy for the treatment of SCCHN. We will be measuring both the objective response rates and immune response biomarkers in a Phase 1/2a clinical trial. Should a trial yield encouraging results and we are able to secure additional funding, we will move into later stage trials.
During a Type C meeting with FDA in 2007, the FDA noted that approval of a companion diagnostic for EpCAM expression would need to coincide with Vicinium approval for the treatment of SCCHN. During the clinical evaluation of Vicinium for the treatment of SCCHN, we developed an immunohistochemical test to determine whether clinical trial patients are EpCAM-positive. Internal examination from head and neck cancer patients showed that our EpCAM antibody bound to 84% of all patient tumor samples we assessed. We intend to seek the FDA’s input as to whether this immunohistochemical test satisfies the FDA’s request for a companion diagnostic for EpCAM expression in this indication and whether we will need to submit this test for pre-market approval as a companion diagnostic in conjunction with Vicinium.
Overall, we believe that our efficacy and safety data support the continued clinical development of Vicinium for the treatment of SCCHN to fulfill a significant unmet medical need in patients with recurrent, locally advanced or metastatic EpCAM-expressing SCCHN.
We believe the local administration of Vicinium mediates ICD of cancer cells leading to the release of tumor-specific neoantigens and attracting/activating cells of the host immune system. Further, Vicinium contains ETA, an immunogenic cytotoxic payload. The local activation of an anti-ETA response may further heighten the local immune response. We also believe that the effect of checkpoint inhibitors may be enhanced if they are used in combination with Vicinium due to its potential immunogenic effect.
We have deferred further development of Vicinium for the treatment of SCCHN in order to focus our efforts and our resources on our ongoing development of Vicinium for the treatment of high-risk NMIBC. We are also exploring collaborations for the development of Vicinium for the treatment of SCCHN.
We own or exclusively license worldwide rights to our Vicinium for the treatment of SCCHN intellectual property portfolio that provide unextended patent term until June 2025 and, if our pending composition of matter patent applications for Vicinium are granted, until at least 2036. See ‘‘Business-Intellectual Property’’ for additional details.

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
New treatment modalities have been undermined by the approximately 10% to 25% of cured patients who subsequently develop second primary tumors due to field cancerization. These second primary tumors are one of the leading factors in the 40% to 50% five year survival rate. Based on our immunohistochemical test used during our clinical trials of Vicinium for the treatment of SCCHN, we believe that approximately 84% of late-stage SCCHN are EpCAM-positive. We are initially developing Vicinium to potentially address late-stage SCCHN. We would expect that, if Vicinium for the treatment of SCCHN is approved by the FDA, patients would receive treatment until disease progression.
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
Most recently checkpoint inhibitors have entered into use in the treatment of SCCHN. Two checkpoint inhibitors that target PD-1, pembrolizumab and nivolumab, have now received approval for the treatment of SCCHN. Nivolumab was granted FDA approval for the treatment of patients with SCCHN who have progressed on or after platinum-based chemotherapy. Nivolumab-treated patients had a 30% reduction in the risk of death; a median OS of 7.5 months for nivolumab and 5.1 months for investigator's choice, or IC. There were no statistically significant differences between the two arms for progression-free survival or objective response rate, or ORR (13.3% versus 5.8% for nivolumab and IC, respectively). Pembrolizumab was granted accelerated approval by the FDA for the treatment of patients with SCCHN who have progressed on or after platinum-based chemotherapy. The major efficacy outcome measures were ORR according to Response Evaluation Criteria in Solid Tumors, or RECIST version 1.1, as assessed by blinded independent central review, and duration of response. The ORR was 16% (95% CI: 11, 22) with a complete response rate of 5%.

Clinical trials and pre-clinical studies
Pre-clinical studies. Pre-clinical data from in vitro and in vivo studies of Vicinium for the treatment of SCCHN have demonstrated the potential to be safe in humans and to have clinical activity. In vitro pharmacology studies have demonstrated that Vicinium exhibits potent cytotoxicity against numerous EpCAM-positive cell lines, including SCCHN, bladder tumor and prostate tumor cell lines. Vicinium has also demonstrated anti-tumor activity in several human tumor xenograft animal models expressing EpCAM, including those derived from human squamous cell carcinomas and in a lung cancer subject derived xenograft, or PDX, model. In the PDX model, mice engrafted with human bone marrow cells were each implanted with two subcutaneous EpCAM-positive human PDX tumors. Tumor-bearing animals were treated with Vicinium alone in one tumor, an anti-PD-1 checkpoint inhibitor alone given systemically, or a combination of the two. Intratumoral injection of Vicinium into the tumor xenograft located on one side of the animal was able to block the growth of the tumor while also having a quantifiable anti-tumor effect on the uninjected tumor on the opposite flank. In contrast, the checkpoint inhibitor alone had little effect on tumor growth but appeared to amplify Vicinium's activity on the uninjected tumor.

Preclinical combination study of Vicinium and-anti-PD-1 checkpoint inhibitor in a humanized mouse model bearing two contralateral EpCAM positive PDX tumors per mouse.

Un-injected tumors demonstrate increased anti-tumor effect with Vicinium versus PD-1 inhibitor alone while the combination trends towards increased anti-tumor effect versus either agent alone.

Tumor Volume for Undosed CTG-0176 Tumors
Vehicle Control
Vicinium
PD-1 Checkpoint Inhibitor
Vicinium + PD-1 Checkpoint Inhibitor
% Change
2500
2000
1500
1000
500
0
0
5
10
15
20
25
30
Day

Preclinical combination study of Vicinium and-anti-PD-1 checkpoint inhibitor in a humanized mouse model bearing two contralateral EpCAM positive PDX tumors per mouse.

Injected tumors demonstrate increased anti-tumor effect with Vicinium versus PD-1 inhibitor alone.

Tumor Volume for Dosed CTG-0176 Tumors

Vehicle Control
Vicinium
PD-1 Checkpoint Inhibitor
Vicinium + PD-1 Checkpoint Inhibitor
% Change
0
500
1000
1500
2000
2500
0
5
10
15
20
25
Day

Vicinium treatment alone was also observed to increase the numbers of CD8+ T cells, an important cytotoxic immune cell population, in the blood. We believe that this indicates that the checkpoint inhibitor alone was ineffective in initiating the anti-tumor effects of immune cells without the prior activation of cancer specific immune cells by a cytotoxic regimen, such as Vicinium.
Further, synergistic and additive effects were observed in these in vitro pharmacology studies with Vicinium for the treatment of SCCHN in combination with various anti-cancer agents, as well as with radiation therapy. Toxicological studies in Sprague-Dawley rats showed no clear evidence of systemic toxicity whether given via intradermal or subcutaneous injection. The only dose-related reactions were at the injection site with most lesions resolving by the end of the observation period. Plasma concentrations of animals in a seven-day toxicology study conducted in Sprague-Dawley rats were 50 ng/mL at four hours after squamous cell injection and approximately 1,000 ng/mL at 10 minutes following intravenous injection on day one. These blood levels were approximately 5- and 100-fold higher, respectively, than the mean Cmax measured in patients administered 700 mg weekly for four weeks (10,936 pg/mL) through the intratumoral route. In in vivo pharmacology studies in human tumor xenograft mouse models, we observed evidence of tumor growth suppression.
In summary, in vitro and in vivo pre-clinical data have shown that the anti-cancer agent Vicinium preferentially binds to tumor cells and has an acceptable safety profile. The local and systemic toxicological profile for Vicinium in Sprague-Dawley rats has been defined with toxicological effects at doses 1,000-fold greater than the IC50 for activity on tumor cells.
First Phase 1 clinical trial. We initiated an open-label, dose-escalating Phase 1 clinical trial of Vicinium for the treatment of SCCHN in December 2003 at three sites in Russia. We enrolled 24 patients with late-stage SCCHN who had previously undergone prior radiation therapy, with a majority having completed at least one chemotherapy cycle. In addition, based on our immunohistochemical test used during this Phase 1 clinical trial of Vicinium, 17 of the 24 patients (70.8%) enrolled in this Phase 1 clinical trial had tumors that tested positive for EpCAM. The Phase 1 clinical trial was designed to determine the maximum tolerated dose and the recommended Phase 2 dose. Secondary objectives included evaluation of safety, tolerability, PK profile and efficacy endpoints.
In addition, information on PK properties and immunogenicity, as well as a preliminary assessment of tumor response, was obtained.
Patients received two cycles of Vicinium administered once per day for five consecutive days, with doses ranging from 20 µg to 280 µg, followed by 23 days off. Two DLTs occurred at the 280 µg dose level, establishing 200 µg as the maximum tolerated dose. The DLTs observed in the two patients were elevated liver enzyme tests, which were not associated with any signs of liver damage or toxicity, were asymptomatic and were transient as they resolved to baseline values.
Objective anti-tumor responses were measured by caliper, CT scans and digital photography from baseline to final assessment. Anti-tumor responses and stable disease were observed in six of the 14 (42.9%) and four of the 14 (28.6%) evaluable patients with EpCAM-positive tumors, respectively, for an overall response rate of 71.4% (10 of the 14 evaluable patients). All six of the evaluable patients with EpCAM-negative tumors had progression of their target tumors. In addition, the 10 patients with EpCAM-positive tumors and who had responses or stable disease had a survival time of 278 days compared with a survival time of 124 days for the six patients with EpCAM-negative tumors. The 14 evaluable EpCAM-positive patients had a survival time of 207 days. This Phase 1 clinical trial was completed in October 2004.
Second Phase 1 clinical trial. We initiated a second open-label, dose-escalating Phase 1 clinical trial of Vicinium for the treatment of SCCHN in June 2004 at four sites in Brazil. We enrolled 20 patients with late-stage SCCHN. All of the patients enrolled in this Phase 1 clinical trial had undergone prior radiation therapy, with a majority having completed at least one chemotherapy cycle. Eighteen of the 20 patients (90%) tested positive for EpCAM, of which two patients were non-clinically evaluable. Preliminary efficacy data indicated 14 of the 16 evaluable EpCAM-positive patients (87.5%) had either a ‘‘complete resolution,’’ ‘‘response,’’ or ‘‘stable’’ disease of injected tumors following Vicinium treatment, with 25% of patients achieving a ‘‘complete response’’ of the injected tumor. The second Phase 1 clinical trial was designed to determine the maximum tolerated dose and the recommended Phase 2 dose. Secondary objectives included evaluation of safety, tolerability, PK profile and efficacy endpoints.
Patients received Vicinium once weekly for four weeks with initial doses ranging from 100 µg to 930 µg, followed up by four weeks with once weekly doses ranging from 100 µg to 930 µg. The maximum tolerated dose was established at 700 µg, based on the occurrence of DLTs in two of the five patients at the 930 µg dose level cohort. The DLTs observed in the two patients were elevated liver enzyme tests. In both cases, the elevated liver enzyme tests were not associated with any signs of liver damage or toxicity, were asymptomatic, and resolved to baseline values.
Therapeutic exploratory endpoints were analyzed to evaluate the tumor response and anti-tumor activity of Vicinium. RECIST criteria were not used in this Phase 1 clinical trial and instead the clinical investigator used the following definitions for tumor responses: ‘‘complete response’’ was the complete clinical resolution of a tumor (injected or non injected), ‘‘response’’ was defined as clinically and radiologically documented reduction in the size of the target tumor indicative of anti-tumor activity from baseline to final, ‘‘stable’’ was defined as no change in the disease state captured through clinical or radiological assessments from baseline to final and ‘‘progression’’ was defined as an increase in the size of the target tumor from baseline to the final assessment.
The following table demonstrates the response rate of patients with EpCAM-positive tumors in this Phase 1 clinical trial:

Number of	Complete		Stable	Response of
evaluable patients	response	Response	response	progression
16.................................	4 of the 16	6 of the 16	4 of the 16	2 of the 16
	(25.0%)	(37.5%)	(25.0%)	(12.5%)
An example of a ‘‘complete’’ response obtained in a Vicinium injected tumor in the second Phase 1 clinical trial can be seen in FIGURE 1, FIGURE 2, FIGURE 3 and FIGURE 4 below:

FIGURE 1. Before treatment of late-stage SCCHN with Vicinium.

Injected Tumor

FIGURE 2. After four-weeks of treatment of late-stage SCCHN with Vicinium.

FIGURE 3. Before treatment of late-stage SCCHN with Vicinium.

Non-Injected Tumor
Injected Tumor

FIGURE 4. After four-weeks of treatment of late-stage SCCHN with Vicinium.

A non injected tumor response was observed in four of the 20 patients (20%) in the second Phase 1 clinical trial where patients were administered Vicinium weekly and one of the 15 patients (6.7%) in the Phase 2 clinical trial, which is discussed below, where patients were administered Vicinium weekly. In such cases, tumor responses were seen in loco-regional tumors that themselves had not been injected with Vicinium, but were adjacent to, and in one case bi-lateral to the injected tumor. An example of a non-target tumor response is shown in FIGURE 3 and FIGURE 4 above. We believe that this non-target tumor response may be a consequence of surrounding cancer cells dying in response to Vicinium through diffusion (or the local spread of Vicinium) and cross priming of the immune system or the selective release of cancer antigens into the local immune tumor environment. This Phase 1 clinical trial was completed in March 2005.
Phase 2 clinical trial. We submitted the IND for Vicinium to the FDA in August 2005. We initiated an open-label Phase 2 clinical trial of Vicinium in March 2006 at 9 sites in Canada and 21 sites in the United States. We enrolled 15 patients with refractory locally recurrent disease, which means that the patient must have progressed on or after receiving, or was unable to tolerate, at least one anti-cancer treatment regimen or had to have previously documented refusal of treatment for locally recurrent disease. The Phase 2 clinical trial was designed to determine the safety, tolerability and recommended dose of intratumorally injected Vicinium. Secondary objectives were to evaluate principal target tumor and target tumor response rates, determine the time to progression of the principal target tumor, overall survival time and progression-free survival, and also to confirm the PK profile and assess immunogenicity of intratumorally injected Vicinium.
The dosing regimen for our Phase 2 clinical trial included intratumoral injections once per week at 500µg or 700µg. Although the small sample size does not allow for statistical evaluation of treatment effects, it was expected that the Phase 2 clinical trial would provide some additional evidence of the therapeutic effect of Vicinium for control of local or regional late-stage SCCHN, as well as a survival benefit for those patients. To be eligible for measurement of a radiographically confirmed response, a patient had to have a radiographic assessment at baseline/day one and at least two additional radiographic assessments, not less than four weeks apart, after day one. According to this definition, eight patients were eligible for a principal tumor radiological response evaluation. In order to assess best tumor response, at least two CT scans, one at baseline and one post-baseline, were required. Best tumor response was defined in this Phase 2 clinical trial as the greatest degree of decrease in tumor size observed throughout the clinical trial. Bidimensional tumor measurements were used to determine tumor size. Bidimensional measurements of a tumor were based on its longest diameter and the greatest perpendicular measurement from this diameter from CT scans.
RECIST criteria were not used in this Phase 2 clinical trial and instead the clinical investigator used the following definitions for tumor responses. A ‘‘complete response’’ was defined in this Phase 2 clinical trial as the clinically and radiologically documented complete disappearance of the principal target tumor or other target tumors, based on bidimensional measurement as determined by two radiological observations not less than four weeks apart. A ‘‘partial response’’ was defined in this Phase 2 clinical trial as a 50% or more decrease of the bidimensional measurements in the principal target tumor that had been measured as compared to baseline. ‘‘Progressive disease’’ was defined in this Phase 2 clinical trial as either: at least a 25% increase of the bidimensional measurements for tumors greater than four cm2 or at least a 50% increase of the bidimensional measurements for tumors less than four cm2 in the principal target tumor as compared to the nadir, which was defined in this Phase 2 clinical trial as the smallest radiologically determined tumor size achieved during the clinical trial. ‘‘Stable disease’’ was defined in this Phase 2 clinical trial as disease that meets neither the ‘‘partial response’’ nor the ‘‘progressive disease’’ criteria during or following active treatment and based on the sum of its bidimensional measurements, includes a less than 25% increase in tumor size for tumors greater than four cm2, or a less than 50% increase in tumor size for tumors less than four cm2. Tumor measurements that were radiographically confirmed showed that four of the eight evaluable patients (50%) demonstrated ‘‘stable disease’’ for their principal tumor.
When radiographic best responses were evaluated at any two treatment time points, including baseline, 13 of the 14 evaluable patients (92.9%) showed ‘‘stable disease’’ or partial response, with 10 of the 14 evaluable patients (71.4%) showing a decrease in tumor size ranging from 4% to 85%. Measurements of the principal target tumors taken at baseline and at final visit showed that three of the eight evaluable patients (37.5%) had decreases in principal tumor size ranging from 4% to 35%. Of five patients with multiple tumors who achieved primary tumor responses, four of those patients also achieved responses in subsequently injected non-primary tumors. These results suggest that Vicinium may be effective in the treatment of EpCAM-positive late-stage SCCHN.
This Phase 2 clinical trial for the treatment of SCCHN was completed in August 2007.
The intention of the Phase 2 period of the clinical trial was evaluation of available data once the first 30 patients reached the four-week treatment time point. Of the first 30 patients enrolled, 15 were randomized to each study arm. The Phase 2 lead in period was specifically designed for the assessment of safety, with an independent review of the safety data by the data safety monitoring board, or DSMB. Following the review by the DSMB, they recommended the continuation of enrollment and monitoring as mandated by the protocol since the available data indicated that intratumoral administration of Vicinium was generally well-tolerated by the patients. The Phase 3 period began immediately after the conclusion of the Phase 2 period, with no pause in enrollment.
Phase 3 clinical trial. We initiated a randomized Phase 3 clinical trial of Vicinium for the treatment of SCCHN in January 2006 at 75 sites globally. Total enrollment was planned for 292 patients with late-stage SCCHN and the protocol included two periods: a Phase 2 lead-in period comprised of 30 patients and a Phase 3 period comprised of 262 patients. Each subject’s locally recurrent disease had to be refractory, which means that the patient must have progressed on or after receiving, or was unable to tolerate, at least one anti-cancer treatment regimen or had to have previously documented refusal of treatment for locally recurrent disease.
This Phase 3 clinical trial was conducted to compare the overall survival time associated with intratumorally injected Vicinium and safety and efficacy data of Vicinium in combination with BSC versus BSC alone, in patients with locally recurrent disease who had received at least one anti-cancer treatment regimen for such locally recurrent disease. Secondary objectives were to compare the loco-regional response rate and duration of loco-regional response, the local progression-free survival, symptomatic benefit and safety profile for patients from the Vicinium in combination with BSC arm and the BSC alone arm.
During the treatment phase of this Phase 3 clinical trial, all patients were assessed weekly and treated according to institutional standards of BSC, which included treatment measures such as the use of pain medication, hydration, antiemetics and nutritional support, but did not include the use of radiotherapy (except as needed for the palliation of distant metastases) or any agent that may have had an impact on tumor response. Patients who were randomized to the BSC alone arm were either seen in the clinic or had weekly assessments conducted by phone; provided that at least one in-person visit was conducted every four weeks. Patients who were randomized to Vicinium in combination with the BSC arm were also to receive BSC, as well as a once weekly intratumoral injection of Vicinium at 700 µg per dose. Patients in both arms of this Phase 3 clinical trial continued in the treatment phase until either complete resolution of all target tumors or radiographic tumor progression occurred. All patients were then to remain in the follow-up phase until one of the following occurred: (i) 12 months from the date that the last patient required for efficacy analyses had been randomized, died, withdrew or we terminated the trial or (ii) termination of the trial for safety reasons due to DLTs.
There were 62 patients for which post-treatment tumor measurements were available, 36 patients in the Vicinium in combination with the BSC arm and 26 patients in the BSC alone arm. Responses in FIGURE 5 below represent the best percentage change in radiographically determined bidimensional measurement from baseline at any time point for the injected tumor. Of the Vicinium in combination with BSC arm, 19 of the 36 patients (52.8%) showed tumor reduction with a median reduction in bidimensional tumor measurement of 48.3%. In contrast, only 10 of the 26 patients (38.5%) of the BSC alone arm showed a median reduction in tumor size of 21.9%. With respect to the patients for whom the best bidimensional percent change showed an increase in tumor size, the Vicinium in combination with BSC arm had 12 of the 36 patients (33.3%) showing a median increase of 31.7%. The increase in tumor size was more pronounced in the BSC alone arm with 11 of the 26 patients (42.3%) showing a median increase of 60.8%.
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

Figure 5 Vicinium + BSC vs. BSC. Summarized Phase 2 and Phase 3 data

100
50
0
-50
-100
Best % change in tumor bidimensional
Patients
BSC only
Proximinium + BSC
Progression
Stable Disease
Response

This Phase 3 clinical trial for the treatment of SCCHN was terminated in April 2008 because of challenges relating to patient enrollment and retention for reasons specific to emerging markets, but not due to safety or efficacy concerns. Clinical trial patient enrollment and retention in emerging markets presents unique challenges compared to North America. With fewer established options for communicating with existing and new patients, emerging market study centers have difficulty acquiring new patients as well as maintaining consistent contact with existing patients, making follow up very difficult. We do not believe these issues will pose the same challenges in a North American SCCHN clinical trial. In the United States, study centers have established multiple options to enroll and remain in communication with patients.
At the time this SCCHN Phase 3 clinical trial was terminated, 166 patients had been randomized in the trial. Of these, 82 patients were randomized to the Vicinium treatment in combination with the BSC arm and 84 patients were randomized to the BSC alone arm (as discussed below).
Safety data. We believe that our safety and anti-tumor activity data in our two Phase 1 clinical trials, our Phase 2 clinical trial, and our partially completed Phase 3 clinical trial support further development of Vicinium for the treatment of SCCHN. There were no Grade 5 serious adverse events that were considered by the clinical investigator to be related to Vicinium. The serious adverse events that were reported in the clinical trials of Vicinium for the treatment of SCCHN and were considered to be possibly, probably or definitely related to treatment consisted of abnormal tumor growth, anorexia, cancer pain, decrease in red blood cells, difficulty swallowing, elevated calcium levels, facial pain, fatigue, high blood sugar, influenza like illness, injection site pain, liver function abnormalities, low albumin level, low sodium concentration, nausea, rash, swelling, tumor hemorrhage and tumor necrosis.
Seven patients died during the clinical trials of Vicinium for the treatment of SCCHN, but none of the deaths were deemed to be related to Vicinium. Eleven patients discontinued treatment due to liver function test abnormalities; however, the serum levels were transient and they eventually returned to baseline without any evidence of permanent liver damage. Four patients withdrew from the clinical trials. Three of the four patients withdrew at their request and one of the four patients withdrew at the request of the investigator.
Vicinium in Combination with Checkpoint Inhibitor Proposed SCCHN Phase 1/2a Clinical Trial Plan
We intend to initiate a Phase 1/2a clinical trial that will explore the potential of Vicinium in combination with a checkpoint inhibitor for the treatment of SCCHN and are actively seeking partners for a combination program. We anticipate that the Phase 1/2a clinical trial will explore the potential for Vicinium, due to its potential immunogenic effect, to enhance checkpoint inhibitors in combination therapy for the treatment of SCCHN.
Overall, we believe that our efficacy and safety data support the continued clinical development of Vicinium to fulfill a significant unmet medical need in patients with late-stage SCCHN.
We have deferred further development of Vicinium for the treatment of SCCHN in order to focus our efforts and our resources on our ongoing development of Vicinium for the treatment of high-risk NMIBC. We are also exploring collaborations for Vicinium for the treatment of SCCHN.
Potential future indications
Based on the safety and efficacy data in our two Phase 1 clinical trials, our Phase 2 clinical trial and our previous partially completed Phase 3 clinical trial of Vicinium for the treatment of SCCHN, we also believe that there are several other potential applications for Vicinium that we may elect to pursue, including colon, thyroid and prostate cancers.
VB6-845d
Overview
Our lead systemically-administered product candidate, VB6-845d, is being developed as a treatment for multiple types of EpCAM-positive solid tumors. VB6-845d is a TFPT consisting of an EpCAM targeting Fab genetically linked to deBouganin, which is administered by intravenous infusion. EpCAM is over-expressed on the cell surface of many solid tumors, including breast, colorectal, gastric, lung, ovarian and prostate. EpCAM overexpression has been shown to be involved in promoting malignant progression. In addition, EpCAM overexpression is associated with increased tumor grade, disease progression, increased proliferative phenotypes and diminished survival. EpCAM is also a cancer stem cell marker. A Phase 1 clinical trial conducted with VB6-845, the prior version of VB6-845d, revealed no clinically relevant immune response to the deBouganin payload, and five of seven patients (71.4%) maintained stable disease (meaning no change in tumor size from baseline) after one completed cycle of treatment (four weeks) two patients had decreases in target tumor size, and one subject who continued treatment through a third cycle (12 weeks) maintained stable disease. Interim safety data from our Phase 1 clinical trial was consistent with expectations for the study population of patients with advanced solid tumors and the anticipated effects of targeted biological therapies containing immunogenic sequences.
Based upon the hypersensitivity reactions seen in our Phase 1 clinical trial conducted in Russia and in the country of Georgia, we de-immunized the Fab portion of VB6-845 to create VB6-845d. In April 2016, we submitted an IND to the FDA in preparation of initiating a Phase 1/2 clinical trial of VB6-845d in patients with EpCAM-positive cancers in the United States. The IND was withdrawn in July 2016 after we received initial feedback from the FDA indicating that they had identified hold and non-hold deficiencies that needed to be addressed. In December 2016, we submitted a request for a pre-IND meeting to seek input on the manufacturing, nonclinical and clinical plans for VB6-845d prior to resubmitting an IND. In February 2017, the FDA provided guidance on our manufacturing and nonclinical plans for VB6-845d. Based on this guidance, we are performing additional studies and we plan on submitting an updated IND, once funding or a partner is secured for this program.
Overall, we believe that our pre-clinical data and the interim Phase 1 clinical data support further clinical investigation of VB6-845d to explore whether it may fulfill the significant unmet medical need in the treatment of patients with EpCAM-positive solid tumors. Specifically, we believe that VB6-845d has potential to be a first-in-class TFPT capable of providing clinical benefit in these difficult to treat patient populations.
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
We believe that our TFPTs utilizing our de-immunized deBouganin payload may be enhanced if combined with checkpoint inhibitors. We believe that deBouganin’s potential effect on cancer cells could promote an immunogenic response that may enhance the action of checkpoint inhibitors.
We have deferred further development of VB6-845d in order to focus our efforts and our resources on our ongoing development of Vicinium for the treatment of high-risk NMIBC. We are also exploring collaborations for VB6-845d.
We own or exclusively license worldwide rights to our VB6-845d intellectual property portfolio that provides unextended patent term until at least June 2025 and, if our pending composition of matter patent applications for VB6-845d are granted until at least 2036. See ‘‘Business-Intellectual Property’’ for additional details.
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
Phase 1 clinical trial. We received regulatory approval from the Federal Service on Surveillance in Healthcare and Social Development of the Russian Federation (Roszdravnadzor) to conduct a Phase 1 clinical trial in Russia in March 2007 and from Ministry of Labour Health and Social Affairs of Georgia in April 2007. We initiated an open-label Phase 1 clinical trial of VB6-845 in May 2007 at five sites in Russia and one site in Georgia. We enrolled 15 patients with EpCAM-positive solid tumors, including breast, colorectal, kidney, non-small cell lung, ovary, pancreas and stomach cancers. All patients enrolled in this Phase 1 clinical trial had tumors that tested positive for EpCAM as confirmed by our immunohistochemical test used during this Phase 1 clinical trial of VB6-845. The Phase 1 clinical trial was designed to define the maximum tolerated dose and to evaluate immunogenicity, safety. Secondary objectives included information on PK properties and assessing exploratory efficacy of VB6-845.
Patients were treated over three dose cohorts in this Phase 1 clinical trial. VB6-845 was administered as a monotherapy intravenous infusion (for a period of over three hours), once weekly in four-week cycles, to patients with EpCAM-positive advanced solid tumors. Patients were evaluated at the end of each cycle. Three patients at the first cohort dose level received 1.00 mg/kg, 10 patients at the second cohort dose level received 2.00 mg/kg and two patients at the third cohort dose level received 3.34 mg/kg. Following treatment of the patients in the second cohort, the clinical reporting company reviewed the safety data and unanimously decided to escalate to the third cohort at a dose of 3.34 mg/kg. Out of the first group of five patients in the second cohort, one DLT (an infusion-related reaction) was reported and confirmed by the clinical trial monitoring company. As the study was stopped early, no maximum tolerated dose was reached. VB6-845 was generally well-tolerated up to the third dose cohort (3.34 mg/kg).
One of our primary objectives in this Phase 1 clinical trial was to validate the extensive pre-clinical data supporting de-immunization of the deBouganin cytotoxic protein payload in humans. For a payload to be viable systemically it must be de-immunized to prevent rapid clearance by the immune system. Subject blood samples for the assessment of an anti-VB6-845 response were collected pre-infusion for the first cycle and every four weeks thereafter. An analysis of the antibody titers at each time point revealed a minimal immune response directed against the deBouganin payload for only two patients after eight weeks. Moreover, the titer of the immune response was just above the threshold of the assay (ranging between a titer of 1500 to 1800). These findings are consistent with significant de-immunization of the parent Bouganin cytotoxic protein payload via T-cell epitope depletion.
For all cohorts, exploratory efficacy data (CT and radiographic) were available for seven patients who completed one full cycle (four weeks) of treatment. Five of the seven patients showed stable disease, which means tumor measurement is unchanged relative to baseline, on CT scans one week after the completion of a fourth dose of VB6-845. Of the three patients who continued to receive treatment past the first cycle, one patient continued to have stable disease at the completion of their second (eight weeks) and third (12 weeks) cycles. There was radiographic evidence of decreases in tumor size in two patients with renal cell carcinoma and breast carcinoma. For one subject, six measurable target tumors in the lungs as well as a measurable target tumor in a pulmonary lymph node and pelvic mesentery showed decreases by CT scan ranging from 11% to 29% on a final visit relative to the baseline. Other non-target, non-measurable tumors appeared unchanged; although there was an appearance of disease progression as a potentially new brain tumor, which was inaccessible to treatment. In one other subject, CT scan results revealed decreases in four of the five measurable target tumors in the liver, with decreases in individual tumors ranging from 4% to 15%. Non-target, non-measurable tumors in lungs, liver and bones showed stable disease.
This Phase 1 clinical trial was terminated in April 2008. Patients in this Phase 1 clinical trial exhibited little to no immune responses to the deBouganin payload, thereby demonstrating de-immunization of deBouganin. Patients did, however, generate antibodies against the Fab molecule in the product candidate, specifically against mouse amino acid sequences that were left in the Fab to increase the thermal stability in this early version of the molecule. Taken together, we believe this demonstrated that the patients were fully immunocompetent, which means that they were capable of rejecting the deBouganin payload if their immune system recognized it as foreign. Furthermore, it is important to note that the deBouganin payload was presented to the patients’ immune system as a fusion with the immunogenic Fab fragment. The ‘‘hapten-carrier effect’’ principal in immunology dictates that presenting a non-immunogenic ‘‘hapten’’ protein (deBouganin) to the immune system as a conjugate or fusion to an immunogenic ‘‘carrier’’ protein (Fab with mouse amino acid sequences) is an effective way to amplify the immunogenicity of the non-immunogenic protein. Our observation of a lack of immunogenicity of deBouganin in this setting is further evidence of its de-immunization. We have since engineered these mouse amino acid sequences out of VB6-845, which we refer to as VB6-845d, and based upon a binding specificity pre-clinical study, VB6-845d retained biologic activity.

VB6-845
VB6-845d
Mean Fold increase
50
40
30
20
10
0
0
5
10
15
20
25
µg/mL

The chart below demonstrates why we believe that we have successfully de-immunized VB6-845 to create VB6-845d as shown by in a Phase 1 clinical trial that revealed no clinically relevant immune response to the deBouganin payload.

Successful de-immunization of VB6-845 Fab to create VB6-845d

% positive-donors
100
95
30
25
20
15
10
5
0
845 Fab
22%
845d Fab
4%
<10% = low
immunogenic
potential

Safety data. We believe that the interim safety data from the 15 patients in our Phase 1 clinical trial support further development of VB6-845d. There were no Grade 5 serious adverse events that were considered by the clinical investigator to be related to VB6-845. The Grade 3 and Grade 4 serious adverse events that were reported in the Phase 1 clinical trial of VB6-845 and considered to be possibly, probably or definitely related to treatment, consisting of an infusion related reaction and an infusion site reaction that are consistent with the immunogenic nature of the Fab fragment. The patient's condition improved and the event was considered to be resolved one day after onset without any further clinical concerns. The patient with the infusion related reaction was discontinued from the Phase 1 clinical trial in accordance with the protocol treatment stopping criteria defined for Grade 4 serious adverse events. The adverse event data reported for the patients at the time the Phase 1 clinical trial was terminated was based upon interim data.
VB6-845d Phase1/2 clinical trial development plan
In April 2016, we submitted an IND to the FDA in preparation of initiating a Phase 1/2 clinical trial of VB6-845d in patients with EpCAM-positive cancers in the United States. The IND was withdrawn in July 2016 after we received initial feedback from the FDA indicating that they had identified hold and non-hold deficiencies that needed to be addressed. In December 2016, we submitted a request for a pre-IND meeting to seek input on the manufacturing, nonclinical and clinical plans for VB6-845d prior to resubmitting an IND. In February 2017, the FDA provided guidance on our manufacturing and nonclinical plans for VB6-845d. Based on this guidance, we are performing additional studies and plan on submitting an updated IND.
Overall, we believe that our pre-clinical data and the interim Phase 1 clinical data support further clinical investigation of VB6-845d to explore whether it may fulfill the significant unmet medical need in the treatment of patients with EpCAM-positive solid tumors. We also believe that the deBouganin payload in VB6-845d may enhance the action of checkpoint inhibitors as a result of the promotion of a local tumor immune response following the death of cancer cells.
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
Pursuant to the terms of the License Agreement, Roche is required to continue developing EBI-031 and any other product made from the Licensed Intellectual Property that contains an IL-6 antagonist anti-IL-6 monoclonal antibody, or Licensed Product, and pursue ongoing patent prosecution, at its cost.
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
Intellectual property
We currently own or exclusively license approximately 17 families of patents and applications, which generally relate to our TFPT-based product candidates and evolving our platform of targeting agents, cytotoxins (such as deBouganin) and linker technologies. As our product candidates evolve through clinical development, we continue to monitor advancements and bolster patent coverage with the goal of attaining durable patent protection for at least 15 years from product launch. In addition, we may prepare and file a number of additional applications around our platform technology, including our various targeting agents, cytotoxins, and linkers that, if issued, would expire in 2038 and beyond.
Product Candidate -Vicinium

We exclusively license two families (70 patents and 3 applications) from the University of Zurich, or Zurich, which, among other things, include composition of matter claims directed to EpCAM antibody chimeras, EpCAM antibody chimera-cytotoxin conjugates, and their potential use in treating bladder and head and neck cancer. These families claim all or portions of Vicinium, as well as certain of their respective indications under clinical development. The first family includes composition of matter claims directed to the EpCAM antibody chimeras that are used in Vicinium. The first family consists of 21 patents in the United States, Canada, Europe and Japan, which expire in April 2020, subject to any applicable patent term adjustment or extension that may be available on a jurisdictional basis. The second family includes claims directed to the use of Vicinium in the treatment of bladder and head and neck cancer, respectively, and consists of 49 issued patents in the United States, Europe, Canada, China, Israel and Japan and pending applications in the United States, Canada, and Hong Kong. The expiry date of the patents in this family is April 2024, subject to any applicable patent term adjustment or extension that may be available on a jurisdictional basis.
In addition to the Zurich portfolio, we own one issued U.S. patent with composition of matter claims directed to modified nucleic acid sequences that encode Vicinium and are potentially useful for high expression yield of Vicinium. The expiry date of this patent is in February 2029, subject to any applicable patent term extension that may be available on a jurisdictional basis. In addition, we have filed and may prepare and file a number of additional patent applications with claims around composition of matter, manufacturing and purification methods, medical applications, and various uses of our various product candidates that, if issued, would expire in 2036 and beyond.
Additionally, we have a license agreement with Micromet AG, or Micromet, now part of Amgen, Inc., which grants us non-exclusive rights, with certain sublicense rights, for know-how and patents allowing exploitation of certain single chain antibody products. These patents cover some key aspects of Vicinium.
We also have a license agreement with XOMA Ireland Limited, or XOMA, which grants us non-exclusive rights to certain XOMA patent rights and know-how related to certain expression technology, including plasmids, expression strains, plasmid maps and production systems. These patents and related know-how cover some key aspects of Vicinium.
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
EBI-031 and our Legacy Product Candidates
As of February 28, 2019, we owned the following families of patents and patent applications related to EBI-031 and our legacy product candidates, including EBI-005, or isunakinra. As of February 28, 2019, our patent portfolio includes the following patents and applications related to our legacy product candidates:

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

Additional families of patent applications owned by us include:

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

To the best of our knowledge based on correspondence received prior to April 21, 2017, the following families are owned by us, and licensed to Roche pursuant to the License Agreement dated June 10, 2016:

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

Under the terms of the agreement, we may be obligated to pay $750,000 in milestone payments, for the first product candidate that achieves applicable clinical development milestones. Based on current clinical status, we anticipate that these milestones may be triggered by Vicinium’s clinical development pathway. As part of the consideration, we will also be obligated to pay up to a 4% royalty on the net product sales for products covered by or manufactured using a method covered by a valid claim in the Zurich patent rights. Royalties owed to Zurich will be reduced if the total royalty rate owed by us to Zurich and any other third party is 10% or greater, provided that the royalty rate to Zurich may not be less than 2% of net sales. The obligation to pay royalties in a particular country expires upon the expiration or termination of the last of the Zurich patent rights that covers the manufacture, use or sale of a product. There is no obligation to pay royalties in a country if there is no valid claim that covers the product or a method of manufacturing the product. As of the date of this Annual Report on Form 10-K, aggregate license fees of $300,000 have been paid to Zurich since the inception of the license agreement. There were no payments made for the year ended December 31, 2018.
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

License Agreement with Micromet

Overview. We have a license agreement with Micromet AG, or Micromet, now part of Amgen, Inc., which grants us nonexclusive rights, with certain sublicense rights, for know-how and patents allowing exploitation of certain single chain antibody products. These patents cover some key aspects of Vicinium. Under the terms of the agreement, an initial license fee of €450,000 was paid to Micromet by Viventia prior to our acquisition of Viventia and we may be obligated to pay up to €3.6 million in milestone payments, for the first product candidate that achieves applicable clinical development milestones. Based on current clinical status, we anticipate that certain of these milestones may be triggered by Vicinium’s clinical development pathway. We are also required to pay up to a 3.5% royalty on the net sales for products covered by the agreement, which includes Vicinium. The royalty rate owed to Micromet in a particular country will be reduced to 1.5% if there are no valid claims covering the product in that country. The obligation to pay royalties in a particular country expires upon the later of the expiration date of the last valid claim covering the product and the tenth anniversary of the first commercial sale of the product in such country. Finally, we are required to pay to Micromet an annual license maintenance fee of €50,000, which can be credited towards any royalty payment we owe to Micromet. As of the date of this Annual Report on Form 10-K, aggregate license fees of €1.75 million have been paid to Micromet. We paid €50,000 in annual license maintenance fees during each of the years ended December 31, 2018 and 2017.

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

License Agreement with XOMA

Overview. We have a license agreement with XOMA Ireland Limited, or XOMA, which grants us non-exclusive rights to certain XOMA patent rights and know-how related to certain expression technology, including plasmids, expression strains, plasmid maps and production systems. These patents and related know-how cover some key aspects of Vicinium. Under the terms of the agreement, an initial access fee of $250,000 was paid to XOMA by Viventia prior to our acquisition of Viventia and we are required to pay up to $250,000 in milestone payments for a product candidate that incorporates know-how under the license and achieves applicable clinical development milestones. Based on current clinical status, we anticipate that these milestones may be triggered by Vicinium’s clinical development pathway. We are also required to pay a 2.5% royalty on the net sales for products incorporating XOMA’s technology, which includes Vicinium. We have the right to reduce the amount of royalties owed to XOMA on a country-by-country basis by the amount of royalties paid to other third parties, provided that the royalty rate to XOMA may not be less than 1.75% of net sales. In addition, the foregoing royalty rates are reduced by 50% with respect to products that are not covered by a valid patent claim in the country of sale. The obligation to pay royalties in a particular country expires upon the later of the expiration date of the last valid claim covering the product and the tenth anniversary of the first commercial sale of the product in such country. As of the date of this Annual Report on Form 10-K, aggregate license fees of $400,000 have been paid to XOMA since the inception of the license agreement. There were no payments made for the year ended December 31, 2018.

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
As of the date of this Annual Report on Form 10-K, aggregate license fees of $225,000 have been paid to Merck by Viventia prior to our acquisition of Viventia. There were no payments made for the year ended December 31, 2018. Under the agreement, we may be obligated to pay certain clinical development and regulatory milestones for each ‘‘licensed product’’: (A) $2,000,000 upon the start of the first Phase 3 clinical trial for a licensed product; (B) $2,000,000 upon submission of the first BLA for a licensed product; (C) $2,000,000 upon the approval of the first BLA in certain countries for a licensed product and $1,000,000 upon each of the second and third approvals of a BLA in certain additional countries for the same licensed product (total of $4,000,000); and (D) $2,000,000 upon the approval of the second BLA in certain countries for a licensed product; and $1,000,000 upon each of the second and third approvals of the second BLA in certain additional countries for the same licensed product (total of $4,000,000). As part of the consideration, we are obligated to pay a 1.5% royalty on the net product sales up to $150,000,000 and a 2% royalty on the net product sales above such amount.
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
Manufacturing
We maintain an approximately 31,100 square foot manufacturing, laboratory, warehouse and office facility in Winnipeg, Manitoba, Canada. We have three 15 liter fermenters, one 150 liter fermenter, one 500 liter fermenter and one 1,500 liter fermenter. Our classified fermentation suite and post-production processing capabilities were dedicated to producing our pre-clinical study and clinical trial batches. In September 2017, we completed the manufacturing of all Vicinium necessary for our ongoing Phase 3 registration trial in patients with NMIBC, and for our CRADA with the NCI. In conjunction with this achievement, we ended our large-scale manufacturing activities and redirected resources toward completing our Phase 3 trial. In the event we obtain approval from the FDA to market any of our product candidates, we will need to outsource our commercial scale manufacturing to contract manufacturing organizations, or CMOs.
On October 4, 2018, we entered into the Fujifilm MSA, pursuant to which Fujifilm will provide certain manufacturing services related to Vicinium. The Fujifilm MSA is designed to facilitate a transfer of certain of our manufacturing processes and technologies from us to Fujifilm to determine if Fujifilm can develop the bulk drug substance form of Vicinium for commercial purposes if we receive regulatory approval to market Vicinium for the treatment of high-risk NMIBC.
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
Competition
The pharmaceutical industry is highly competitive, subject to rapid and significant technological change and has a strong emphasis on developing proprietary products. While we believe that our next generation TFPT platform, knowledge, experience and scientific resources provide us with competitive advantages, we face competition from both large and small pharmaceutical and biotechnology companies, academic institutions and other research organizations; specifically with companies, institutions and organizations that are actively researching and developing products that attach proprietary cell-killing payloads to antibodies for targeted delivery to cancer cells. Our competitors include, but are not limited to:

•
NMIBC: Aadi, LLC (ABI-009), Altor Bioscience Corporation (ALT-801), Cold Genesys, Inc. (CG0070), Merck (Keytruda/pembroluzumab), Endo Pharmaceuticals Inc. (Valstar) (approved drug), FKD Therapies Oy (Instilidrin), Merck and other pharmaceutical companies (BCG) (approved drug), Eli Lilly and Company (Gemcitabine), Telormedix SA (Vesimune) and Anchiano Therapeutics Ltd. (inodiftagene vixteplasmid);

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

•
performance of adequate and well-controlled clinical trials under protocols submitted to FDA and reviewed and approved by each IRB, conducted in accordance with federal regulations and current Good Clinical Practices, or GCPs, to establish the safety, purity and potency of the biologic for each targeted indication;

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
Clinical trials

Clinical trials involve the administration of the product candidate to healthy volunteers or patients under the supervision of qualified investigators. Clinical trials are subject to extensive regulation and must be conducted in compliance with (i) federal regulations, (ii) GCP standards, which set safeguards to protect the rights and health of patients and establish standards for conducting, recording data from, and reporting results of clinical trials, and (iii) protocols detailing the objectives of the trial, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated, if any. Foreign studies conducted under an IND generally must meet the same requirements that apply to studies being conducted in the United States. The informed written consent of each study patient must be obtained before the patient may begin participation in the clinical trial. The study protocol, study plan, and informed consent forms for each clinical trial must be reviewed and approved by an institutional review board, or IRB, for each clinical site, and the study must be conducted under the auspices of an IRB for each trial site. Investigators and IRBs must also comply with FDA regulations and guidelines, including those regarding oversight of study patient informed consent, complying with the study protocol and investigational plan, adequately monitoring the clinical trial, and timely reporting of adverse events.
The clinical trial program for a product candidate is generally divided into three phases. Although the phases are usually conducted sequentially, they may overlap or be combined. The three phases are as follows:

•
Phase 1. Phase 1 involves the initial introduction of a product candidate into humans. Phase 1 clinical trials are typically conducted in healthy human patients, but in some situations are conducted in patients with the target disease or condition. These clinical trials are generally designed to evaluate the safety, metabolism, PK properties and pharmacologic actions of the product candidate in humans, the side effects associated with increasing doses and, if possible, to gain early evidence on effectiveness. During Phase 1 clinical trials, sufficient information about the product candidate’s PK properties and pharmacological effects may be obtained to inform and support the design of Phase 2 clinical trials. The total number of participants included in Phase 1 clinical trials varies, but is generally in the range of 20 to 80;

•
Phase 2. Phase 2 includes the controlled clinical trials conducted to obtain initial evidence of effectiveness of the product candidate for a particular indication(s) in patients with the target disease or condition, to determine dosage tolerance and optimal dosage, gather additional information on possible adverse side effects and safety risks associated with the product candidate. Phase 2 clinical trials are typically well-controlled, closely monitored, and conducted in a limited patient population, usually involving no more than several hundred participants; and

•
Phase 3. Phase 3 clinical trials are controlled clinical trials conducted in an expanded patient population at geographically dispersed clinical trial sites. They are performed after preliminary evidence suggesting effectiveness of the product candidate has been obtained and are intended to further evaluate dosage, clinical effectiveness and safety, to establish the overall benefit-risk relationship of the product candidate and to provide an adequate basis for regulatory approval. Phase 3 clinical trials usually involve several hundred to several thousand participants. In most cases, the FDA requires two adequate and well controlled Phase 3 clinical trials to demonstrate the efficacy of the product candidate, although a single Phase 3 clinical trial with other confirmatory evidence may be sufficient in certain instances.

The decision to suspend or terminate development of a product candidate may be made by either a health authority body, such as the FDA, by an IRB, or by a company for various reasons and during any phase of clinical trials. The FDA may order the temporary or permanent discontinuation of a clinical trial at any time or impose other sanctions if it believes that the clinical trial either is not being conducted in accordance with FDA requirements or presents an unacceptable risk to the clinical trial patients. In some cases, clinical trials are overseen by a DSMB, which is an independent group of qualified experts organized by the trial sponsor to evaluate at designated points in time whether or not a trial may move forward and/or should be modified. These decisions are based on unblinded access to data from the ongoing trial and generally involve determinations regarding the benefit-risk ratio for study patients and the scientific integrity and validity of the clinical trial.
In addition, there are requirements for the registration of certain clinical trials of product candidates on public registries, such as ClinicalTrials.gov, and the submission of certain information pertaining to these trials, including clinical trial results, after trial completion.
Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, a sponsor submits extensive information about the product candidate to the FDA in the form of a BLA to request marketing approval for the product candidate in specified indications.
Biologics License Applications

In order to obtain approval to market a biologic in the United States, a marketing application must be submitted to the FDA that provides data establishing the safety and effectiveness of the product candidate for the proposed indication. The application includes all relevant data available from pertinent pre-clinical studies and clinical trials, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s chemistry, manufacturing, controls and proposed labeling, among other things. Data can come from company-sponsored clinical trials intended to test the safety and effectiveness of a product candidate, or from a number of alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and effectiveness of the product candidate to the satisfaction of the FDA. For example, in November 2016, the FDA issued a draft guidance document on developing new drugs and biologics for treating BCG-unresponsive NMIBC, and finalized this guidance in February 2018. Our BLA for Vicinium for the treatment of high-risk NMIBC may have to meet the expectations set forth in this guidance document to obtain approval.
Under the Prescription Drug User Fee Act, or PDUFA, as amended, the fees payable to the FDA for reviewing an original BLA, as well as annual program fees for approved products, can be substantial, subject to certain limited deferrals, waivers and reductions that may be available. The FDA has 60 days from receipt of a BLA to determine whether the application will be accepted for filing based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. The FDA may refuse to accept for filing any BLA that it deems incomplete or not properly reviewable at the time of submission, in which case the BLA will have to be updated and resubmitted. The FDA’s PDUFA review goal is to review 90% of priority BLA applications within six months of filing and 90% of standard applications within 10 months of filing, but the FDA can and frequently does extend this review timeline to consider certain later-submitted information or information intended to clarify or supplement information provided in the initial submission. The FDA may not complete its review or approve a BLA within these established goal review times. The FDA reviews the BLA to determine, among other things, whether the proposed product is safe, pure, and potent for its intended use, and whether the product is being manufactured in compliance with cGMP. The FDA may also refer applications for novel product candidates which present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.
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
FDA regulation of companion diagnostics
If safe and effective use of a product candidate depends on identifying appropriate patients through an in vitro diagnostic test, then the FDA generally will require approval of a diagnostic test, known as an in vitro companion diagnostic device, or companion diagnostic, at the same time that the FDA approves the product candidate. The FDA issued an August 2014 guidance document addressing companion diagnostics. The FDA has required sponsors using companion diagnostics intended to select the patients who will respond to cancer treatment to obtain a pre-market approval, or PMA, for those diagnostics. The review of these companion diagnostics in conjunction with the review of a cancer therapeutic involves coordination of review by the FDA’s Center for Biologics Evaluation and Research and by the FDA’s Center for Devices and Radiological Health. During a Type C meeting with FDA in 2007, the FDA noted that approval of a companion diagnostic for EpCAM expression would need to coincide with Vicinium's approval for the treatment of SCCHN. We intend to clarify whether the FDA still believes that a companion diagnostic is necessary for approval of Vicinium in this indication.
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
Post-approval regulation

After regulatory approval of a product is obtained, a company is required to comply with a number of post-approval requirements. For example, as a condition of BLA approval, the FDA may require post-marketing testing, including Phase 4 clinical trials, and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization. Regulatory approval of oncology products often requires that patients in clinical trials be followed for long periods to determine the overall survival benefit of the product. In addition, as a holder of an approved BLA, a company would be required to report adverse reactions and production problems to the FDA, to provide updated safety and efficacy information, and to comply with requirements concerning advertising and promotional labeling for any of its products.
The manufacturing of our product candidates is required to comply with applicable FDA manufacturing requirements contained in the FDA’s cGMP regulations. Our product candidates were manufactured at our production plant in Winnipeg, Manitoba, Canada. In September 2017 we completed the manufacturing of all Vicinium necessary for our ongoing Phase 3 registration trial in patients with NMIBC, and for our CRADA with the NCI. In the event we obtain approval from the FDA to market any of our product candidates, we will need to outsource our commercial scale manufacturing to CMOs. Quality control and manufacturing procedures must continue to conform to cGMP after approval to assure and preserve the long term stability of the biological product. Biologic manufacturers and other entities involved in the manufacture and distribution of approved biologics are also required to register their establishments and list any products they make with the FDA and to comply with related requirements in certain states. The FDA and certain state agencies periodically inspect manufacturing facilities to assess compliance with cGMP and other laws.
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
Orphan Drug Designation
The FDA may grant Orphan Drug Designation to biologics intended to treat a rare disease or condition that affects fewer than 200,000 individuals in the United States, or, a disease or condition that affects more than 200,000 individuals in the United States but there is no reasonable expectation that the cost of developing and making the drug would be recovered from sales in the United States. In the E.U., the EMA’s Committee for Orphan Medicinal Products grants Orphan Drug Designation to promote the development of products that are intended for the diagnosis, prevention or treatment of life-threatening or chronically debilitating conditions affecting not more than five in 10,000 persons in the E.U. community. Additionally, designation is granted for products intended for the diagnosis, prevention or treatment of a life-threatening, seriously debilitating or serious and chronic condition and when, without incentives, it is unlikely that sales of the drug in the E.U. would be sufficient to justify the necessary investment in developing the biologic.
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
Vicinium has received Orphan Drug Designation from the FDA and the EMA for the treatment of SCCHN.
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
Vicinium has received Fast Track designation from the FDA for the treatment of SCCHN and NMIBC.
Healthcare Reform
In the United States and some foreign jurisdictions, there have been, and continue to be, a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could, among other things, prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability, or the ability of any collaborators, to profitably sell any products for which we, or they, obtain marketing approval. We expect that current laws, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we, or any collaborators, may receive for any approved products.
In the United States, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, as amended by the Health Care and Education Reconciliation Act of 2010, or Medicare Modernization Act, established the Medicare Part D program and generally authorized prescription drug plan sponsors to impose limits on the number of covered drugs under their plans in a therapeutic class. The Medicare Modernization Act, including its cost reduction initiatives, could decrease the coverage and reimbursement rate that we may receive for any of our product candidates, if approved. The Centers for Medicare & Medicaid Services, or CMS, the agency that administers the Medicare program, also may revise reimbursement and implement coverage restrictions. Cost reduction initiatives and changes in coverage could decrease utilization of and reimbursement for any approved products, which would then affect the price we can receive. Private payors often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates. Therefore, any reduction in reimbursement from federal legislation or regulation may lead to similar reductions in private payor reimbursement.
In addition, in March 2010, President Obama signed one of the most significant healthcare reform measures in decades. The Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively the Affordable Care Act, substantially changed the way healthcare is financed by both governmental and private insurers and significantly impacts the pharmaceutical industry. The Affordable Care Act has impacted existing government healthcare programs and has resulted in the development of new programs. For example, the Affordable Care Act provides for Medicare payment for performance initiatives and improvements to the physician quality reporting system and feedback program.
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

•	expansion of the entities eligible for discounts under the Public Health Service 340B drug pricing program;

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

•	establishment of the Center for Medicare and Medicaid Innovation within CMS to test innovative payments and service delivery models; and

•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research
In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. For example, beginning April 1, 2013, Medicare payments for all items and services, including prescription drugs and biologics, were reduced by 2% under the sequestration required by the Budget Control Act of 2011, as amended by the American Taxpayer Relief Act of 2012. Subsequent legislation has extended the reduction through 2027.The American Taxpayer Relief Act of 2012 also reduced Medicare payments to several categories of healthcare providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.
Additional legislative changes, FDA or CMS regulation, or guidance could be adopted, which may impact the marketing approvals and reimbursement for our product candidates. For example, there have been several Congressional inquiries and proposed bills and regulatory initiatives designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products.

Some of the provisions of the Affordable Care Act have yet to be fully implemented, and certain provisions have been subject to judicial and Congressional challenges. In addition, there have been efforts by the Trump administration to repeal or replace certain aspects of the ACA and to alter the implementation of the ACA and related laws. For example, the Tax Cuts and Jobs Act enacted on December 22, 2017, eliminated the tax-based shared responsibility payment for individuals who fail to maintain minimum essential coverage under section 5000A of the Internal Revenue Code of 1986, commonly referred to as the “individual mandate,” effective January 1, 2019. Further, the Bipartisan Budget Act of 2018 among other things, amended the Medicare statute, effective January 1, 2019, to reduce the coverage gap in most Medicare drug plans, commonly known as the “donut hole,” by raising the manufacturer discount under the Medicare Part D coverage gap discount program to 70%. Additional legislative changes, regulatory changes, and judicial challenges related to the Affordable Care Act remain possible. It is unclear how the Affordable Care Act and its implementation, as well as efforts to repeal or replace, or invalidate, the Affordable Care Act, or portions thereof, will affect our business. It is possible that the Affordable Care Act, as currently enacted or may be amended in the future, as well as other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, and new payment methodologies and in additional downward pressure on coverage and payment and the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors.

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
Other healthcare laws and compliance requirements
Healthcare providers, physicians and third-party payors in the United States and elsewhere will play a primary role in the recommendation and prescription of any product candidate for which we obtain marketing approval. Our arrangements with third-party payors and customers may expose us in the future to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute any products for which we obtain marketing approval. In addition, we may be subject to transparency laws and patient privacy regulation by U.S. federal and state governments and by governments in foreign jurisdictions in which we conduct our business. We have described below some of the key federal, state and foreign healthcare laws and regulations that may affect our ability to operate.

The federal Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce or in return for purchasing, leasing, ordering or arranging for the purchase, lease or order of any healthcare item or service reimbursable under Medicare, Medicaid or other federally financed healthcare programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers, and formulary managers on the other. Although there are a number of statutory exemptions and regulatory safe harbors protecting some business arrangements from prosecution, the exemptions and safe harbors are drawn narrowly and practices that involve remuneration intended to induce prescribing, purchasing or recommending may be subject to scrutiny if they do not qualify for an exemption or safe harbor. Our practices may not in all cases meet all of the criteria for safe harbor protection from federal Anti-Kickback Statute liability. Liability may be established under the federal Anti-Kickback Statute without proving actual knowledge of the statute or specific intent to violate it. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act (discussed below).
The federal civil False Claims Act prohibits, among other things, any person from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment of government funds; knowingly making, using, or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government; or knowingly concealing or knowingly and improperly avoiding, decreasing, or concealing an obligation to pay money to the federal government. The False Claims Act also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the statute and to share in any monetary recovery. Pharmaceutical and other healthcare companies have faced enforcement actions under the federal civil False Claims Act for, among other things, allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product and for allegedlycausing false claims to be submitted because of the companies’ marketing of the product for unapproved, and thus non-reimbursable, uses. In addition, a claim can be deemed to be false due to failure to comply with legal or regulatory requirements material to the government’s payment decision. False Claims Act liability is potentially significant in the healthcare industry because the statute provides for treble damages and significant mandatory penalties per false claim or statement. Pharmaceutical and other healthcare companies also are subject to other federal false claims laws, including, among others, federal criminal healthcare fraud and false statement statutes.
The fraud provisions of the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, among other things, imposes criminal and civil liability for knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private third party payors and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services.
The federal Physician Payment Sunshine Act, being implemented as the Open Payments Program, which requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS information related to direct or indirect payments and other transfers of value to physicians and teaching hospitals, as well as ownership and investment interests held in the company by physicians and their immediate family members. Beginning in 2022, applicable manufacturers also will be required to report information regarding payments and transfers of value provided to physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists and certified nurse-midwives.
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
In addition, we may be subject to data privacy and security laws and regulations by both the federal government and the states in which we conduct our business. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing focus on privacy and data protection issues which may affect our business. Numerous federal and state laws and regulations, including state security breach notification laws, state health information privacy laws and federal and state consumer protection laws, govern the collection, use, disclosure, and protection of health-related and other personal information. Failure to comply with such laws and regulations could result in government enforcement actions and create liability for us (including the imposition of significant civil or criminal penalties), private litigation and/or adverse publicity that could negatively affect our business. HIPAA, as amended by HITECH and its implementing regulations, imposes requirements relating to the privacy, security and transmission of individually identifiable health information. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. We may obtain health information from third parties, such as research institutions, that are subject to privacy and security requirements under HIPAA. Although we are not directly subject to HIPAA - other than with respect to providing certain employee benefits - we could potentially be subject to criminal penalties if we, our affiliates, or our agents knowingly obtain or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA. In addition, state laws govern the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Other jurisdictions, including Canada, have corresponding laws and regulations governing the handling of personal information and third party communications that may be more or less stringent than those of the United States. In Canada, such laws include the Personal Information Protection and Electronic Documents Act, similar provincial legislation regarding privacy and personal health information and anti-spam legislation, wherein the failure to comply or breaches can result in notification requirements or corrective action, including civil and criminal fines and sanctions.
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
Federal law requires that any company that participates in the Medicaid drug rebate program also participate in the Public Health Service’s 340B drug pricing program in order for federal funds to be available for the manufacturer’s drugs under Medicaid and Medicare Part B. The 340B drug pricing program requires participating manufacturers to agree to charge statutorily-defined covered entities no more than the 340B “ceiling price” for the manufacturer’s covered outpatient drugs. The Health Resources and Services Administration, or HRSA, which administers the 340B drug pricing program, issued a final regulation regarding the calculation of the 340B ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities, which became effective on January 1, 2019. HRSA also has begun to implement a ceiling price reporting requirement during the first quarter of 2019, pursuant to which manufacturers must report the 340B ceiling prices for their covered outpatient drugs on a quarterly basis.
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

Pricing and rebate calculations vary among products and programs. The calculations are complex and are often subject to interpretation by manufacturers, governmental or regulatory agencies, and the courts. The Medicaid rebate amount for each manufacturer is computed each quarter based on the manufacturer’s submission to CMS of its current AMP and, in the case of innovator products, best price figures, for the quarter. If we participate in the Medicaid drug rebate program and become aware that our reporting for a prior quarter was incorrect, or has changed, we will be obligated to resubmit the corrected data for a period not to exceed twelve quarters from the quarter in which the data originally were due. Such restatements and recalculations would increase our costs for complying with the laws and regulations governing the Medicaid drug rebate program. Any corrections to our rebate calculations could result in an overage or underage in our rebate liability for past quarters, depending on the nature of the correction. Price recalculations also may affect the ceiling price at which we would be required to offer our products to certain covered entities, such as safety-net providers, under the 340B drug pricing program, and we may be obligated to issue refunds to covered entities.
If we participate in the Medicaid drug rebate program or our products are covered under Medicare Part B, we will be liable for errors associated with our submission of pricing data. We cannot assure you that our submissions, if we participate in these programs, will not be found by CMS to be incomplete or incorrect. In addition to retroactive rebates and the potential for 340B program refunds, if we are found to have knowingly submitted false AMP, ASP, or best price information to the government, we may be liable for civil monetary penalties per item of false information. If we are found to have made a misrepresentation in the reporting of our ASP, the Medicare statute provides for civil monetary penalties for each misrepresentation for each day in which the misrepresentation was applied. Civil monetary penalties also can be applied if we are found to have intentionally charged 340B covered entities more than the statutorily mandated ceiling price. Our failure to submit monthly/quarterly AMP, ASP, and best price data on a timely basis could result in a civil monetary penalty per day for each day the information is late beyond the due date. Such failure also could be grounds for CMS to terminate our Medicaid drug rebate agreement, pursuant to which we would participate in the Medicaid program. In the event that CMS terminates our rebate agreement, federal payments may not be available under Medicaid or Medicare Part B for our covered outpatient drugs that we are able to successfully commercialize.
Because of the breadth of these laws and the narrowness of available statutory and regulatory exemptions, it is possible that some of our business activities could be subject to challenge under one or more of such laws. If our operations are found to be in violation of any of the federal and state laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including (depending on the applicable law) criminal and significant civil monetary penalties, damages, fines, imprisonment, exclusion from participation in government programs, injunctions, recall or seizure of products, total or partial suspension of production, denial or withdrawal of pre-marketing product approvals, private ‘‘qui tam’’ actions brought by individual whistleblowers in the name of the government or refusal to allow us to enter into supply contracts, including government contracts, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. To the extent that any of our products are sold in a foreign country, we may be subject to similar foreign laws and regulations, which may include, for instance, applicable post-marketing requirements, including safety surveillance, anti-fraud and abuse laws, and implementation of corporate compliance programs and more extensive reporting of payments or transfers of value to healthcare professionals.
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
Corporate History - Acquisition of Viventia
We were incorporated under the laws of the State of Delaware in 2008. We were formerly known as Denovo Therapeutics, Inc. and Newco LS14, Inc. before changing our name to Eleven Biotherapeutics, Inc in February 2010 and again to Sesen Bio, Inc. in May 2018.
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
In connection with the Acquisition, we are obligated to pay to the sellers certain post-closing contingent cash payments upon the achievement of specified milestones and based upon net sales, in each case subject to the terms and conditions set forth in the acquisition agreement, including: (i) a one-time milestone payment of $12.5 million payable upon the first sale of Vicinium (referred to herein as the "Purchased Product"), in the United States; (ii) a one-time milestone payment of $7.0 million payable upon the first sale of the Purchased Product in any one of certain specified European countries; (iii) a one-time milestone payment of $3.0 million payable upon the first sale of the Purchased Product in Japan; and (iv) and quarterly earn-out payments equal to two percent (2%) of net sales of the Purchased Product during specified earn-out periods. Such earn-out payments are payable with respect to net sales in a country beginning on the date of the first sale in such country and ending on the earlier of (i) December 31, 2033 and (ii) fifteen years after the date of such sale, subject to early termination in certain circumstances if a biosimilar product is on the market in the applicable country.
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
Corporate Information and Access to SEC Reports
Our principal executive offices are located at 245 First Street, Suite 1800, Cambridge, Massachusetts 02142, our telephone number is (617) 444-8550 and our website address is www.sesenbio.com. We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, available free of charge in the “Investors” section of our website as soon as reasonably practicable after we file these reports with the SEC. We routinely post these reports, recent news and announcements, financial results and other important information about our business on our website at www.sesenbio.com. Information contained on our website is not a part of this annual report.

In addition, the SEC maintains an Internet website at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.
Employees
As of December 31, 2018, we had 24 full-time employees and no part-time employees, ten hold Ph.D. degrees, one is a medical doctor and one is a veterinary doctor. This number consists of five employees engaged in administration, seven employees engaged in clinical/regulatory activities, six employees engaged in research and development, three employees engaged in operations (two in manufacturing and one in facility/engineering) and three employees engaged in quality and support. Two of our employees are located in our corporate headquarters in Boston, twelve of our employees are located in our Winnipeg facility, and ten of our employees are located in our Philadelphia office. We have no collective bargaining agreements with our employees and none are represented by labor unions. We have not experienced any work stoppages. We believe our relationship with our employees is satisfactory.

Item 1A.	Risk Factors
Risks Related to Our Financial Position and Need for Additional Capital
We have incurred significant losses since our inception and anticipate that we will continue to incur losses for the foreseeable future.
Since inception, we have incurred significant operating losses and expect to continue to incur operating losses for the foreseeable future. We had a net loss of $33.7 million for the year ended December 31, 2018, a net loss of $29.0 million for the year ended December 31, 2017 and a net income of $1.9 million for the year ended December 31, 2016. We had net income of $1.9 million for the year ended December 31, 2016 due to the $29.6 million of revenue for our License Agreement with Roche. As of December 31, 2018, we had an accumulated deficit of $186.0 million. To date, we have financed our operations primarily through private placements of our common stock and preferred stock and convertible bridge notes, venture debt borrowings, our initial public offering, or IPO, and our follow-on public offering, sales effected in an "at-the-market" facility, through our License Agreement with Roche and, to a lesser extent, from a collaboration. The majority of our revenue to date has been licensing revenue from our License Agreement with Roche and collaboration revenue. We have devoted substantially all of our financial resources and efforts to research and development activities. We are still in the early stages of development of certain of our product candidates, and we have not completed development of any product candidates. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year.
We will incur substantial expenses if and as we:

•	continue our Phase 3 clinical trial for Vicinium for the treatment of high-risk NMIBC;

•	continue the research and pre-clinical and clinical development of our other product candidates;

•	seek and conduct combination trials of one or more of our product candidates;

•	seek to discover and develop additional product candidates;

•	in-license or acquire the rights to other products, product candidates or technologies;

•	seek marketing approvals for any product candidates that successfully complete clinical trials;

•
establish sales, marketing and distribution capabilities and scale up and validate external manufacturing capabilities to commercialize any product candidates for which we may obtain marketing approval;

•	maintain, expand and protect our intellectual property portfolio;

•	add equipment and physical infrastructure to support our research and development;

•	complete the technology transfer of Vicinium bulk drug substance manufacturing to Fujifilm;

•	hire additional clinical, quality control, scientific and management personnel;

•	expand our operational, financial and management systems and personnel; and

•	develop our internal control environment for the additional compliance level of Section 404(b) of the Sarbanes-Oxley Act.
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

Our ability to become and remain profitable depends on our ability to generate revenue. Although we may be entitled to certain licensing fees related to specific regulatory, development and commercial milestones for EBI-031 under our License Agreement with Roche, we have not commercialized any of our product candidates. We do not expect to generate significant revenue from the development of our product candidates unless and until we obtain marketing approval for, and commercialize, Vicinium or our other product candidates that we may develop, in-license or acquire in the future. This would require us to be successful in a range of challenging activities, including:

•
successfully completing development activities, including clinical trial design and enrollment of a sufficient number of patients in our clinical trials and completion of the necessary clinical trials;

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
We are devoting substantial financial resources to our ongoing and planned activities including functions associated with operating as a public company. We expect to continue to spend substantial amounts of funds in connection with our ongoing activities, particularly as we continue our Phase 3 clinical trial for Vicinium for the treatment of high-risk NMIBC and continue research and development activities. In addition, if we obtain regulatory approval for any of our product candidates, we would need to devote substantial financial resources to commercialization efforts, including product manufacturing, marketing, sales and distribution. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.
Our future capital requirements will depend on many factors, including:

•	the initiation, progress, timing, costs and results of clinical trials for our product candidates;

•	the scope, progress, results and costs of pre-clinical development and laboratory testing of our pre-clinical product candidates;

•	our ability to establish collaborations on favorable terms, if at all, particularly manufacturing, marketing and distribution arrangements for our product candidates;

•	the costs and timing associated with our manufacturing process and technology transfer to FujiFilm;

•	the costs and timing of the implementation of commercial-scale manufacturing activities;

•	the costs and timing of establishing sales, marketing and distribution capabilities for any product candidates for which we may receive regulatory approval;

•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims;

•	our obligation to make milestone, royalty and other payments to third party licensors under our licensing agreements;

•	the extent to which we in-license or acquire rights to other products, product candidates or technologies;

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
We believe that our cash and cash equivalents of $50.4 million as of December 31, 2018, will be sufficient to fund our current operating plan into 2020; however, we have based this estimate on assumptions that may prove to be wrong, and our capital resources may be utilized faster than we currently expect.
Identifying potential product candidates and conducting pre-clinical studies and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain regulatory approval and achieve product sales. Our commercial revenues, if any, will be derived from sales of any product candidates that we successfully develop, none of which we expect to be commercially available in the near term, if at all. In addition, if approved, any product candidate that we develop or any product that we in-license may not achieve commercial success. Accordingly, we will need to obtain substantial additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans.
Our independent registered public accounting firm has included an explanatory paragraph relating to our ability to continue as a going concern in its report on our audited financial statements included in our Annual Report on Form 10-K.
Our report from our independent registered public accounting firm for the year ended December 31, 2018 includes an explanatory paragraph stating that our recurring losses from operations and insufficient cash resources raise substantial doubt about our ability to continue as a going concern. If we are unable to obtain adequate financing or engage in another strategic transaction on acceptable terms and when needed, our business, prospects, financial condition and results of operations will be materially and adversely affected and we may be unable to continue as a going concern. While we believe that our cash and cash equivalents of $50.4 million at December 31, 2018 will be sufficient to fund our current operating plan into 2020, given our planned expenditures for the next several years, we and our independent registered public accounting firm have concluded that there is still a substantial doubt regarding our ability to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our audited financial statements, and it is likely that investors will lose all or a part of their investment. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms or at all.
Future sales and issuances of shares of our common stock or rights to purchase shares of our common stock, including pursuant to our 2014 Stock Incentive Plan and 2009 Stock Incentive Plan, could result in additional dilution of the percentage ownership of our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.
Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, government or other third-party funding, collaborations, strategic alliances, licensing arrangements, other commercial arrangements and marketing and distribution arrangements. We do not have any committed external source of funds other than the amounts payable under the License Agreement with Roche. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders’ ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’

rights as holders of our common stock. For example, as of December 31, 2018, and subject to adjustment upon certain corporate events, including stock dividends, stock splits and distributions of cash, up to 9,259,632shares of our common stock could be issuable by us, with a weighted average exercise price of $1.17 per share, in connection with the exercise of our outstanding common stock purchase warrants.
We have also adopted the 2014 Stock Incentive Plan, or the 2014 Plan, to enable us and our subsidiaries to recruit and retain highly qualified employees, directors and consultants, provide those individuals with an incentive for productivity, and provide those individuals with an opportunity to share in our growth and value. As of December 31, 2018, we had 2,000,937 shares of common stock available for grant under the 2014 Plan. Future equity incentive grants and issuances of shares of common stock under the 2014 Plan, or other grants outside of the 2014 Plan pursuant to inducement equity awards, may have an adverse effect on the market price of shares of our common stock.
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
Risks Related to the Discovery and Development of Our Product Candidates
We are dependent on our lead product candidate, Vicinium for the treatment of high-risk NMIBC. If we are unable to obtain marketing approval for or successfully commercialize our lead product candidate, either alone or through a collaboration, or experience significant delays in doing so, our business could be materially harmed.

We currently have no products approved for sale and have invested a significant portion of our efforts and financial resources in the development of Vicinium for the treatment of patients with high-risk NMIBC. Our prospects are substantially dependent on our ability to obtain marketing approval for and successfully commercialize Vicinium. The success of our lead product candidate will depend, among other things, on our ability to design and successfully complete clinical trials for Vicinium. The clinical trial process is uncertain, and failure of one or more clinical trials can occur at any stage of testing. For example, in 2009, Viventia put its development of Vicinium on hold due to the uncertainty of the standard of care for bladder cancer. Additionally, we have deferred further development of Vicinium for the treatment of SCCHN, our product candidate for the treatment of patients with recurrent, locally advanced or metastatic EpCAM-expressing SCCHN, and VB6-845d, our lead systemically-administered product candidate being developed for the treatment of multiple types of EpCAM-positive solid tumors, in order to focus our efforts and our resources on our ongoing development of Vicinium for the treatment of high-risk NMIBC. EBI-031 is also in the early stages of development. We submitted an IND for EBI-031 for the treatment of diabetic macular edema, or DME, and uveitis in June 2016. This IND was allowed to go into effect on July 7, 2016 and enabled initiation of clinical development of this product candidate. Subsequently, we licensed EBI-031 pursuant to the License Agreement with Roche, who will now be responsible for the development and potential commercialization of EBI-031.
In addition to the successful completion of clinical trials, the success of Vicinium, VB6-845d and EBI-031 will also depend on several other factors, including the following:

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
If we (or, in the case of EBI-031, Roche) are unable to develop, receive marketing approval for, or successfully commercialize Vicinium for the treatment of high-risk NMIBC, Vicinium for the treatment of SCCHN, VB6-845d or EBI-031, or experience delays as a result of any of these factors or otherwise, our business could be materially harmed.
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
Our product candidates are novel and their potential benefit is unproven. Our ability to generate revenues from our product candidates, which we do not expect will occur in the short term, if ever, will depend heavily on the successful development, approval and commercialization, if achieved, of one or more of our product candidates. For example, our product candidates may not prove to be effective treatments for the cancer targets they are being designed to act against and may not demonstrate in patients any or all of the pharmacological data points that may have been demonstrated in pre-clinical studies and previous clinical trials. Our product candidates may interact with human biological systems in unforeseen, ineffective or harmful ways. If our product candidates are associated with undesirable side effects or have characteristics that are unexpected, we may need to abandon their development or limit development to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Many compounds that initially showed promise in early-stage testing for treating cancer have later been found to not be effective treatments or to cause side effects that prevented further development of the compound. As a result of these and other risks described herein that are inherent in the development of novel therapeutic agents, we may never successfully develop, enter into or maintain third party licensing or collaboration transactions with respect to, or successfully commercialize our product candidates, in which case we will not achieve profitability and the value of our shares of common stock may decline.
We may expend our limited resources to pursue development of a particular product candidate or indication and fail to capitalize on product candidates or indications that have a greater likelihood of clinical success or commercial potential.
Because we have limited financial and managerial resources, we focus on research programs and product candidates that we identify for specific indications. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater likelihood of clinical success or commercial potential. For example, we previously invested a significant portion of our efforts and financial resources in the development of isunakinra for the treatment of patients with dry eye disease and allergic conjunctivitis. Notwithstanding this significant investment, based on the results from our completed Phase 3 clinical trials in dry eye disease and allergic conjunctivitis, we do not plan to pursue further development of isunakinra. Additionally, in September 2017, we deferred further development of Vicinium for the treatment of SCCHN and VB6-845d in order to focus our efforts and our resources on our ongoing development of Vicinium for the treatment of high-risk NMIBC.
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

•
the number of patients required for clinical trials of our product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower or more challenging than we anticipate or patients may drop out of these clinical trials at a higher rate than we anticipate;

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

•	regulators or IRBs/Ethics Committees may delay or not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;

•
we may experience delays or fail to reach agreement with the FDA or a comparable foreign regulatory authority, including Health Canada or the competent authorities of the E.U. Member States, on a trial design that we are able to execute;

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

•
we may decide, or regulators or IRBs/Ethics Committees or other reviewing entities, including comparable foreign regulatory authorities such as Health Canada or the competent authorities of the E.U. Member States, may require us to suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements including GCPs or a finding that the patients are being exposed to unacceptable health risks;

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

•	the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate;

•	our product candidates may have undesirable side effects or other unexpected characteristics, causing us or our investigators, regulators or IRBs/Ethics Committees to suspend or terminate the trials;

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
Further, conducting clinical trials in foreign countries, as we have done historically for Vicinium (both for the treatment of high-risk NMIBC and for the treatment of SCCHN) and as we may decide to do in the future, presents additional risks that may delay completion of our clinical trials. These risks include the failure of enrolled patients in foreign countries to adhere to clinical protocol as a result of differences in healthcare services or cultural customs, managing additional administrative burdens associated with foreign regulatory frameworks, as well as political and economic risks relevant to such foreign countries.
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
We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of patients to participate in these trials as required by the FDA or similar regulatory authorities outside the United States, including Health Canada or the EMA. We have previously experienced difficulties with clinical trial enrollment and retention, which led to the early termination of our Phase 3 trial of Vicinium for the treatment of SCCHN in 2008, and we may experience difficulties in patient enrollment in our clinical trials in the future for a variety of reasons.
Subject enrollment is affected by a number of factors, including:

•	the severity of the disease under investigation;

•	the eligibility criteria for the clinical trial in question;

•	the size of the patient population for the disease;

•	the size of the patient population required for statistically significant analysis of the clinical trial’s primary endpoints;

•	the design of the clinical trial;

•	the clinicians' and patients' perceived risks and benefits of the product candidate under study, including relative to alternative treatments;

•	the efforts to facilitate timely enrollment in clinical trials;

•	the patient referral practices of physicians;

•	any ongoing clinical trials conducted by competitors for the same indication;

•	the risk that patients enrolled in clinical trials will drop out of the clinical trials before completion;

•	the ability to monitor patients adequately during and after treatment; and

•	the proximity and availability of clinical trial sites for prospective patients.
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

In addition, our clinical trials will compete with other clinical trials for other product candidates that are in the same therapeutic areas as our product candidates, and this competition will reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. Since the number of qualified clinical investigators is limited, we expect to conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials in such clinical trial site. Moreover, because our product candidates represent a departure from more commonly used methods for cancer treatment, potential patients and their doctors may be inclined to use conventional therapies, such as chemotherapy, rather than enroll patients in any of our clinical trials.
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
High-risk NMIBC (Vicinium)
There were no Grade 4 or Grade 5 serious adverse events that were considered by the clinical investigator to be related to Vicinium during the Phase 1 and Phase 2 clinical trials of Vicinium for the treatment of high-risk NMIBC. There was one Grade 5 serious adverse event, or death, which was determined by the clinical investigator to be unrelated to Vicinium. The most common reported treatment-related adverse events were an abnormally frequent passage of small amounts of urine, blood in the urine and painful urination, the majority of which were considered to be mild or moderate in severity. No patients discontinued treatment due to a Vicinium-related adverse event during the Phase 1 and Phase 2 clinical trials of Vicinium for the treatment of high-risk NMIBC.
In the Phase 3 clinical trial of Vicinium for the treatment of high-risk NMIBC, as of the December 3, 2018 data cut off, there were four treatment-related serious adverse events reported in three patients including acute renal injury (Grade 3), pyrexia (Grade 2), cholestatic hepatitis (Grade 4) and renal failure (Grade 5). The most commonly reported treatment-related adverse events were dysuria (13%), hematuria (12%) and urinary tract infection (11%) - all of which are consistent with the profile of bladder cancer patients and the use of catheterization for treatment delivery. These adverse events were determined to be manageable and reversible, and only five patients discontinued treatment due to an adverse event.
SCCHN (Vicinium)
There were no Grade 5 serious adverse events that were considered by the clinical investigator to be related to Vicinium during the Phase 1, Phase 2 or Phase 3 clinical trials of Vicinium for the treatment of SCCHN. The Grade 3 and Grade 4 serious adverse events that were reported in the clinical trials of Vicinium for the treatment of SCCHN and were considered to be possibly, probably or definitely related to treatment consisted of abnormal tumor growth, anorexia, cancer pain, decrease in red blood cells, difficulty swallowing, elevated calcium levels, facial pain, fatigue, high blood sugar, influenza-like illness, injection site pain, liver function abnormalities, low albumin level, low sodium concentration, nausea, rash, swelling, tumor hemorrhage and tumor necrosis. Seven patients died during the clinical trials of Vicinium for the treatment of SCCHN, but none of the deaths were deemed to be related to Vicinium. Eleven patients discontinued treatment due to liver function test abnormalities; however, the serum levels were transient and they eventually returned to baseline without any evidence of permanent liver damage. Four patients withdrew from the clinical trials. Three of the four patients withdrew at their request and one of the four patients withdrew at the request of the investigator.
Multiple types of EpCAM-positive solid tumors (VB6-845d)
There were no Grade 5 serious adverse events that were considered by the clinical investigator to be related to VB6-845, which is the prior version of VB6-845d, during the Phase 1 clinical trial. The Grade 3 and Grade 4 serious adverse events that were considered to be possibly, probably or definitely related to treatment consisted of an infusion related reaction and an infusion site reaction. We have no clinical safety data on human exposure to VB6-845d.
As a result of these side effects and serious adverse events or further safety or toxicity issues that we may experience in our clinical trials in the future, we may not receive regulatory approval for any of our product candidates or we may receive approval subject to a REMS or other post-marketing obligations, which could prevent us from ever generating revenues or achieving profitability. Results of our clinical trials could reveal an unacceptably high severity and prevalence of side effects or serious adverse events. As a result, our clinical trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities, including Health Canada, the EMA and the European Commission, could order us to cease further development or deny approval of any of our product candidates for any or all targeted indications. The related drug-side effects or serious adverse events in our clinical trials could affect clinical trial patient recruitment or the ability of enrolled patients to complete the clinical trial or result in potential product liability claims.
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
Additionally, if our product candidates receive marketing approval, and we or others later identify undesirable side effects or serious adverse events caused by our product candidates, a number of potentially significant negative consequences could result, including:

•	we may suspend or be forced to suspend marketing of our product candidates;

•	we may be obliged to conduct a product recall or product withdrawal;

•	regulatory authorities may suspend, vary, or withdraw their approvals of our product candidates;

•	regulatory authorities may order the seizure or recall of our product candidates;

•	regulatory authorities may require additional warnings on the label or a REMS that could diminish the usage or otherwise limit the commercial success of our product candidates;

•	we may be required to conduct post-marketing studies;

•	we could be sued and held liable for harm caused to patients;

•	we could be required to pay fines and face other administrative, civil and criminal penalties; and

•	our reputation may suffer.
Any of these events could prevent us from achieving or maintaining market acceptance of our product candidates, if approved.
We identified a potential issue regarding the sensitivity of an assay we employed in our Vicinium clinical trials.  The FDA could take a number of actions in response to this issue, which could have a material adverse effect on our business.
In our Phase 3 clinical trials of Vicinium for the treatment of high-risk NMIBC, we have been and are generating pharmacokinetic data. We identified a potential issue regarding the sensitivity of the assay we employed. We used the same assay in the Phase 1 clinical trial for Vicinium. We did not evaluate pharmacokinetics in the Phase 2 clinical trial for Vicinium. We notified the FDA of this issue and are working to develop an appropriate action plan to address this issue. We are closely monitoring the patients enrolled in our ongoing Phase 3 clinical trial of Vicinium and we do not believe that patients in this clinical trial are exposed to any additional material risk due to the issue surrounding the assay. The FDA could take a number of actions in response to this issue, including requiring us to modify the protocol for our Phase 3 clinical trial, insisting on additional patient monitoring or placing our Phase 3 clinical trial on partial or full clinical hold. Any such actions could have a material adverse effect on our business.
We will need to obtain FDA approval of any proposed names for our product candidates, and any failure or delay associated with such naming approval may adversely impact our business.
We have not yet submitted our proposed proprietary name Vicinium, to the FDA or any foreign regulatory authority, including Health Canada or the European Commission, for provisional approval. Any proprietary name we propose to use with our product candidates in the United States must be approved by the FDA, regardless of whether we have registered it, or applied to register it, as a trademark. The FDA reviews any proposed product name, including an evaluation of potential for confusion with other product names. The FDA may also object to a product name if it believes the name inappropriately implies medical claims or contributes to an overstatement of efficacy. If the FDA objects to any proposed proprietary product name, we may be required to expend significant additional resources in an effort to identify a suitable proprietary product name that would qualify under applicable laws, not infringe the existing rights of third parties and be acceptable to the FDA. We may apply for and could possibly obtain provisional approval of our proprietary name by the FDA prior to submission of our BLAs. However, this approval is subject to further and final review by the FDA at the time of BLA review.
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
We may seek an accelerated approval development pathway for certain indications for our product candidates, including Vicinium in BCG refractory high-risk NMIBC. Under the accelerated approval provisions in the FDCA and the FDA’s implementing regulations, the FDA may grant accelerated approval to a product designed to treat a serious or life-threatening condition that provides meaningful therapeutic advantage over available therapies and demonstrates an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit.
If we choose to pursue accelerated approval, we intend to seek feedback from the FDA or will otherwise evaluate our ability to seek and receive such accelerated approval. There can be no assurance that the FDA will agree that our proposed primary endpoint of a pivotal study is an appropriate surrogate endpoint. There also can be no assurance that, after our evaluation of the feedback from the FDA or other factors, we will decide to pursue or submit a BLA for accelerated approval or any other form of expedited development, review or approval. Furthermore, if we submit an application for accelerated approval, there can be no assurance that such application will be accepted or that approval will be granted on a timely basis, or at all. For example, if another company receives full approval from the FDA to market a product for treatment of BCG-unresponsive high-risk NMIBC, our ability to seek and obtain accelerated approval for Vicinium in the same indication may be materially adversely affected. The FDA or foreign regulatory authorities also could require us to conduct further studies prior to considering our application or granting approval of any type. We might not be able to fulfill the FDA’s requirements in a timely manner, which would cause delays, or approval might not be granted because our submission is deemed incomplete by the FDA. A failure to obtain accelerated approval or any other form of expedited development, review or approval for a product candidate would result in a longer time period to commercialize such product candidate, could increase the cost of development of such product candidate and could harm our competitive position in the marketplace.
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
We have developed a companion diagnostic for use with Vicinium for the treatment of SCCHN. The FDA and comparable foreign regulatory authorities, including Health Canada, will require the development and regulatory approval or CE marking of a companion diagnostic as a condition to approving Vicinium for the treatment of SCCHN. Companion diagnostics developed in conjunction with clinical programs for the associated product candidates are subject to regulation by the FDA and comparable foreign regulatory authorities, including Health Canada or the competent authorities of the E.U. Member States, as medical devices, and require separate approval or the affixing of a CE mark prior to their commercialization. Each regulatory body that approves a product candidate will independently need to review and/or approve the companion diagnostic or verify that the product is CE marked before or concurrently with its approval of the product candidate, and before a product can be commercialized. During a Type C meeting with the FDA in 2007, the FDA noted that approval of a companion diagnostic for EpCAM expression would need to coincide with Vicinium approval for the treatment of SCCHN. We intend to clarify whether the FDA still believes that a companion diagnostic is necessary to receive approval. The FDA may still require that a companion diagnostic for EpCAM expression be approved before or at the time of Vicinium's approval for the treatment of SCCHN. We and any potential future third-party collaborators may encounter difficulties in developing and obtaining approval for or affixing a CE mark to any companion diagnostic. Any delay or failure by us or our future third-party collaborators to develop or obtain regulatory approval or CE mark for a companion diagnostic could delay or prevent approval of Vicinium for the treatment of SCCHN, or limit the commercial opportunity for Vicinium. We may also have difficulty achieving adoption of Vicinium for the treatment of SCCHN if the companion diagnostic is not commercially available or is restricted in its use by payors or other market forces. We could also incur additional expense if the FDA or comparable regulatory authorities, including Health Canada, determine that further studies are required before our companion diagnostic may be approved or CE marked. Even if approved or CE marked, we may experience delays in developing a sustainable, reproducible and scalable manufacturing process or transferring that process to commercial partners for production, all of which may prevent us from commercializing our product candidates on a timely or profitable basis, if at all. Additionally, we or our collaborators may encounter production difficulties that could constrain the supply of the companion diagnostics, affect the ease of use, affect the price or have difficulties gaining acceptance of the use of the companion diagnostics in the clinical community. If the companion diagnostic for use with Vicinium for the treatment of SCCHN fails to gain market acceptance, our ability to derive revenues from sales of Vicinium for the treatment of SCCHN, if approved, could be harmed.
Because we plan to produce commercial supply of our product candidate Vicinium for the treatment of high-risk NMIBC, if approved, through a third-party manufacturer, the FDA or foreign regulatory authorities may require us to demonstrate that the product manufactured by our third-party manufacturer is comparable in quality, safety, and efficacy to the product that was used in our clinical trials. If we experience challenges in demonstrating comparability, or if the FDA or foreign regulatory authorities require additional nonclinical or clinical studies to demonstrate comparability, the approval and/or commercialization of Vicinium could be delayed, adversely affected or terminated, or may result in significantly higher costs.
Our product candidate, Vicinium for the treatment of high-risk NMIBC, has been produced in our own manufacturing facility for all clinical trials for Vicinium to date, including our ongoing Phase 3 clinical trial. In September 2017, we completed the production of all Vicinium necessary for our ongoing Phase 3 clinical trial in our own manufacturing facility. We intend to utilize a third-party manufacturer to produce the commercial supply of Vicinium, if approved, and plan to enter into discussions with the FDA and foreign regulatory authorities regarding the criteria for demonstrating comparability of Vicinium produced by our third-party manufacturer to Vicinium produced in our own manufacturing facility. On October 4, 2018, we entered into the Fujifilm MSA, pursuant to which Fujifilm will provide certain manufacturing services related to Vicinium. The Fujifilm MSA is designed to facilitate a transfer of certain of our manufacturing processes and technologies from us to Fujifilm to determine if Fujifilm or another CMO can develop the bulk drug substance form of Vicinium for commercial purposes if we receive regulatory approval to market Vicinium for the treatment of high-risk NMIBC.

Although we do not anticipate changes to the raw materials, formulations or properties nor do we anticipate changes to the Vicinium manufacturing process or finished product specifications as a result of this transfer, because this manufacturing change is being introduced at an advanced stage of development of Vicinium, the FDA and foreign regulatory authorities may require a comprehensive comparability assessment, potentially including additional nonclinical studies or clinical trials utilizing Vicinium produced by our third-party manufacturer, and/or a modification of our ongoing Phase 3 clinical trial to include Vicinium produced by our third-party manufacturer. Such requirements could result in lengthy delays and significantly higher costs for the clinical development, filing of a BLA, and potential commercialization of Vicinium. If we are unable to demonstrate comparability of Vicinium produced in our own manufacturing to Vicinium produced by our third-party manufacturer, we may not be able to obtain approval of a BLA for Vicinium.

If we are unable to effectively transfer our manufacturing process to our third-party manufacturer, we may be unable to continue the clinical development of or seek marketing approval of Vicinium for the treatment of high-risk NMIBC. If we are able to effectively complete the transfer of certain of our manufacturing processes and technologies to FujiFilm, the manufacturing facilities used by Fujifilm to manufacture the bulk drug substance form of Vicinium will be subject to inspections by the FDA, and we will depend on Fujifilm’s ability to comply with current Good Manufacturing Practices or other applicable regulatory standards. If they cannot successfully manufacture material in compliance with these strict regulatory requirements, we and they will not be able to secure or maintain regulatory approval for their manufacturing facilities. If the FDA does not approve the manufacturing facilities of Fujifilm with respect to the manufacture of the materials covered under the Fujifilm MSA, Fujifilm’s ability to produce the bulk drug substance form of Vicinium on a commercial-scale could be delayed which could adversely affect our ability to commercialize Vicinium for the treatment of high-risk NMIBC. We and Fujifilm also may be subject to penalties and sanctions from the FDA and other regulatory authorities for any violations of applicable regulatory requirements.

Risks Related to the Commercialization of Our Product Candidates
Our commercial success depends upon attaining significant market acceptance of our product candidates, if approved, among physicians, patients, third-party payors and the medical community.
Even if we obtain regulatory approval for our product candidates, our product candidates may not gain market acceptance among physicians, patients, third-party payors or the medical community. The product candidates that we are developing are based on our TFPT platform, which is a new technology and therapeutic approach. Market participants with significant influence over acceptance of new treatments, such as physicians and third-party payors, may not adopt a product or treatment based on our TFPT platform and technologies, and we may not be able to convince the medical community and third-party payors to accept and use, or to provide favorable reimbursement for, any product candidates developed by us or any future collaborators. Market acceptance of our product candidates, if we receive approval, depends on a number of factors, including:

•	the perceived quality, efficacy and safety of our product candidates;

•	clinical indications for which our product candidates are approved;

•	availability of alternative effective treatments for the disease indications of our product candidates are intended to treat and the relative risks, benefits and costs of those treatments;

•	acceptance by physicians, major operators of cancer clinics and patients of our product candidates as safe and effective treatments;

•	the success of our physician education programs;

•	potential and perceived advantages of our product candidates over alternative treatments;

•	safety of our product candidates seen in a broader patient group, potentially including their use outside the approved indications should physicians choose to prescribe them for such uses;

•	prevalence and severity of any side effects;

•	any new or unexpected results from additional clinical trials or further analysis of clinical data of completed clinical trials by us or our competitors;

•	product labeling or patient information requirements imposed by the FDA or other foreign regulatory authorities, including Health Canada and the EMA;

•	timing of market introduction of our product candidates as well as competitive products;

•	the pricing of our treatments, particularly in relation to alternative treatments, and willingness and ability of patients to pay for our product candidates;

•	availability of coverage and adequate reimbursement and pricing by third-party payors and government authorities;

•	maintaining compliance with all applicable regulatory requirements;

•	relative convenience and ease of administration; and

•	effectiveness of our sales, marketing and distribution efforts and operations.
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
Cancer therapies are sometimes characterized as first-line, second-line or third-line. When cancer is detected early enough, first-line therapy, usually chemotherapy, hormone therapy, surgery, radiotherapy or a combination of these, is sometimes adequate to cure the cancer or prolong life without a cure. Second-line and third-line therapies are administered to patients when prior therapy is not effective. We expect to seek initial approval of Vicinium for the treatment of high-risk NMIBC after prior therapies have failed. Subsequently, for those product candidates that prove to be sufficiently beneficial, if any, we would expect to seek approval potentially earlier in the treatment paradigm, but there is no guarantee that our product candidates, even if approved, would be approved for first-line therapy, and, prior to any such approvals, we will have to conduct additional clinical trials.

Our projections of both the number of people who have the cancers we are targeting, as well as the subset of people with these cancers who have previously failed prior treatments, and who have the potential to benefit from treatment with our product candidates, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations or market research, and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these cancers and the number of patients may turn out to be lower than expected. Additionally, the potentially addressable patient population for Vicinium for the treatment of high-risk NMIBC and our other product candidates may be limited or may not be amenable to treatment with our product candidates. Even if we receive regulatory approval for Vicinium and our other product candidates and obtain significant market share, because the potential target populations are small, we may never achieve profitability without obtaining regulatory approval for additional indications, including the use of the products as first-line or second-line therapies.
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
We face an inherent risk of product liability exposure related to the use of any product candidates that we develop in human clinical trials and will face an even greater risk if we commercially sell any products that we develop. If we cannot successfully defend ourselves against claims that our product candidates or products caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

•	decreased demand for any product candidates or products that we develop;

•	injury to our reputation and significant negative media attention;

•	withdrawal of clinical trial patients;

•	significant costs to defend the related litigation;

•	substantial monetary awards to trial patients;

•	loss of revenue;

•	reduced time and attention of our management to pursue our business strategy; and

•	the inability to commercialize any products that we develop.
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
Pursuant to the terms of the License Agreement, Roche is required to continue developing EBI-031 and any other product made from the Licensed Intellectual Property that contains an IL-6 antagonist anti-IL-6 monoclonal antibody, or Licensed Product, and pursue ongoing patent prosecution, at its cost.
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
We rely on domestic and international third-party CROs to monitor and manage data for our ongoing pre-clinical and clinical programs. We rely on these parties for execution of our pre-clinical studies and clinical trials, and we control only some aspects of their activities. Nevertheless, we are responsible for ensuring that each of our pre-clinical studies and clinical trials is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on the CROs does not relieve us of our regulatory responsibilities. We also rely on third parties to assist in conducting our pre-clinical studies in accordance with GLP and the Animal Welfare Act requirements. We and our CROs are required to comply with U.S. federal regulations and current GCP, which are international standards meant to protect the rights and health of patients and assure the credibility of clinical trial data that are enforced by the FDA, Health Canada, the competent authorities of the E.U. Member States and comparable foreign regulatory authorities for all of our product candidates in clinical development. Regulatory authorities enforce GCP through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs fail to comply with applicable GCP, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities, including Health Canada and the EMA, may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP requirements. In addition, our clinical trials must be conducted with product produced under cGMP requirements. Failure to comply with these regulations may require us to repeat pre-clinical studies and clinical trials, which would delay the regulatory approval process.

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
We rely on domestic and international third-party vendors and CROs for pre-clinical studies and clinical trials related to our product development efforts. Switching or adding additional CROs would involve additional cost and requires management time and focus. Our CROs generally have the right to terminate their agreements with us in the event of an uncured material breach. In addition, some of our CROs have an ability to terminate their respective agreements and/or research projects with us pursuant to such agreements if it can be reasonably demonstrated that the safety of the patients participating in our clinical trials warrants such termination in accordance with the reasonable opinion of the relevant CRO. Identifying, qualifying and managing performance of third-party service providers can be difficult, time consuming and cause delays in our development programs. In addition, there is a natural transition period when a new CRO commences work and the new CRO may not provide the same type or level of services as the original provider. If any of our relationships with our third-party CROs terminate, we may not be able to enter into arrangements with alternative CROs or to do so on commercially reasonable terms.
Our experience manufacturing our product candidates is limited to our pre-clinical studies and clinical trials. We have no experience manufacturing our product candidates on a commercial scale. We are dependent on third parties for our supply chain, and if we experience problems with any such third parties, the manufacturing of our product candidates could be delayed.
We maintain an approximately 31,100 square foot manufacturing, laboratory, warehouse and office facility in Winnipeg, Manitoba, Canada. We have three 15 liter fermentors, one 150 liter fermentor, one 500 liter fermentor and one 1,500 liter fermentor. Our classified fermentation suite and post-production processing capabilities are currently dedicated to producing our pre-clinical study and clinical trial batches. In September 2017, we completed the manufacturing of all Vicinium necessary for our ongoing Phase 3 clinical trial in patients with NMIBC, and for our CRADA with the NCI. As a result, we have ended production of Vicinium in our own manufacturing facility and we are redirecting resources toward completing our Phase 3 trial.
Our manufacturing facility has been audited by a third party for compliance with cGMP. The most recent audit was in January 2014 and it did not identify any major impediments to the cGMP manufacturing of product candidates up to and including Phase 3 production. Manufacturing of drugs and product candidates, including Vicinium and VB6-845d, must comply with cGMP standards and other regulations. Methods of manufacture as well as validation of manufacturing procedures and quality control systems are reviewed by regulatory authorities, such as the FDA, Health Canada and the competent authorities of the E.U. Member States, to determine their effect on the quality, purity and potency of product candidates. All such manufacturing procedures, validation programs and quality assessment activities must be properly documented in accordance with regulatory requirements. The FDA, Health Canada and the competent authorities of the E.U. Member States conduct inspections to determine compliance with cGMP to ensure that product candidates used in human testing are adequately characterized in terms of identity, potency and purity. In general, the cGMP standards expected for marketed drugs also apply to the supply of product candidates evaluated in most stages of clinical testing.
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
Any contamination in our manufacturing process, shortages of raw materials or failure of any of our key suppliers to deliver necessary components of our TFPT platform could result in delays in our timing for clinical development or obtaining marketing approval.
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
Our success depends in large part on our and our licensors’ ability to obtain and maintain patent protection in the United States and other countries with respect to our proprietary technology and products. We and our licensors have sought to protect our proprietary position by filing patent applications in the United States and abroad related to our novel technologies and product candidates. The patent prosecution process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications in jurisdictions of interest at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. Moreover, in some circumstances, we do not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents, covering technology that we license from third parties. Therefore, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business. If such licensors fail to maintain such patents, or lose rights to those patents, the rights we have licensed may be reduced or eliminated.
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
Moreover, we may be subject to a third-party preissuance submission of prior art to the U.S. Patent and Trademark Office, or USPTO, or become involved in opposition, derivation, reexamination, inter partes review, post-grant review or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates. In addition, invalidation of our patent rights by third parties could jeopardize the anticipated revenue streams from current licensees.
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
Filing, prosecuting and defending patents on all of our product candidates and technologies throughout the world would be prohibitively expensive, and our or our licensors’ intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws and practices of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Moreover, the intellectual property laws of the United States change over time. For example, several U.S. Supreme Court cases have redefined what is considered to be patentable subject matter. Consequently, we and our licensors may not be able to prevent third parties from practicing our and our licensors’ inventions in all countries inside or outside the United States, or from selling or importing products made using our and our licensors’ inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products, and may export infringing products to territories where we or our licensors have patent protection, but where enforcement is not as strong as in the United States. These products may compete with our products in jurisdictions where we do not have any issued patents and our patent claims or other intellectual property rights may not be effective or sufficient to prevent them from so competing.
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
We depend on our license agreements with the University of Zurich, Micromet, XOMA and Merck KGaA and if we cannot meet the requirements under the agreements we could lose important rights to Vicinium for the treatment of high-risk NMIBC, Vicinium for the treatment of SCCHN or VB6-845d, which could have material adverse effect on our business.
We have an exclusive license agreement with Zurich. Pursuant to the agreement, we were granted an exclusive license, with the right to sublicense, under certain patents primarily relating, in part, to our targeting agents, EpCAM chimera and immunoconjugates (including aspects of Vicinium for the treatment of high-risk NMIBC and Vicinium for the treatment of SCCHN) and methods of use, to make, use, sell and import products that would otherwise infringe such patents in the field of the treatment, stasis and palliation of disease in humans. If we fail to meet our obligations under the license agreement, Zurich may have the right to terminate our license, and upon the effective date of such termination, our right to use the licensed Zurich patent rights would end. To the extent such licensed technology or patent rights relate to our product candidates, we would expect to exercise all rights and remedies available to us, including attempting to cure any breach by us, and otherwise seek to preserve our rights under the patent rights licensed to us, but we may not be able to do so in a timely manner, at an acceptable cost to us or at all. Any uncured, material breach under the license agreement could result in our loss of rights to practice the patent rights licensed to us under the license agreement, and to the extent such patent rights and other technology relate to our product candidates or other of our compounds, it could have a material adverse effect on our commercialization efforts for our product candidates, including Vicinium for the treatment of high-risk NMIBC and Vicinium for the treatment of SCCHN.

We also have a license agreement with Micromet, which grants us non-exclusive rights, with certain sublicense rights, for know-how and patents allowing exploitation of certain single chain antibody products. If we fail to meet our obligations under the license agreement, Micromet may have the right to terminate our license, and upon the effective date of such termination, our right to use the licensed Micromet patent rights would end. To the extent such licensed technology or patent rights relate to our product candidates, we would expect to exercise all rights and remedies available to us, including attempting to cure any breach by us, and otherwise seek to preserve our rights under the patent rights licensed to us, but we may not be able to do so in a timely manner, at an acceptable cost to us or at all. Any uncured, material breach under the license agreement could result in our loss of rights to practice the patent rights licensed to us under the license agreement, and to the extent such patent rights and other technology relate to our product candidates or other of our compounds, it could have a material adverse effect on our commercialization efforts for our product candidates, including Vicinium for the treatment of high-risk NMIBC and Vicinium for the treatment of SCCHN.

We also have a license agreement with XOMA, which grants us non-exclusive rights to certain XOMA patent rights and know-how related to certain expression technology, including plasmids, expression strains, plasmid maps and production systems. If we fail to meet our obligations under the license agreement, XOMA may have the right to terminate our license, and upon the effective date of such termination, our right to use the licensed XOMA patent rights and related know-how would end. To the extent such licensed technology or patent rights relate to our product candidates, we would expect to exercise all rights and remedies available to us, including attempting to cure any breach by us, and otherwise seek to preserve our rights under the patent rights licensed to us, but we may not be able to do so in a timely manner, at an acceptable cost to us or at all. Any uncured, material breach under the license agreement could result in our loss of rights to practice the patent rights licensed to us under the license agreement, and to the extent such patent rights and other technology relate to our product candidates or other of our compounds, it could have a material adverse effect on our commercialization efforts for our product candidates, including Vicinium for the treatment of high-risk NMIBC and Vicinium for the treatment of SCCHN.
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
Competitors may infringe our issued patents or other intellectual property. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time consuming. Any claims we assert against perceived infringers could provoke these parties to assert counterclaims against us alleging that we infringe their patents, trademarks or other intellectual property. In addition, in a patent infringement proceeding, a court may decide that a patent of ours is invalid or unenforceable, in whole or in part, construe the patent’s claims narrowly or refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation proceeding could put one or more of our patents at risk of being invalidated or interpreted narrowly. In a trademark infringement proceeding, we could be enjoined from continued use of a trademark deemed to be infringing and forced to rebrand product packaging, product inserts, market and advertising materials, resulting in a loss of sales and established goodwill in that name or mark. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a trademark. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation.
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
The regulatory process can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Moreover, changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. The FDA and comparable regulatory authorities in other countries, including Health Canada and the European Commission, have substantial discretion in the approval process and may refuse to accept any application or may decide that our data is insufficient for approval and require additional pre-clinical, clinical or other studies. In addition, varying interpretations of the data obtained from pre-clinical and clinical testing could delay, limit or prevent marketing approval of a product candidate. In February 2018, the FDA issued finalized guidance on developing drugs and biologics for treating BCG-unresponsive NMIBC, which sets forth certain expectations for our development of Vicinium for the treatment of high-risk NMIBC. We may be unable to satisfy all recommendations contained in the FDA guidance and, even if we do, it is not guaranteed that meeting all such recommendations will be sufficient to obtain marketing approval.
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

We have obtained orphan drug designation from the FDA and the European Commission for Vicinium to treat EpCAM-positive SCCHN, and where appropriate we intend to seek orphan drug designation for our other product candidates. In the U.S., we cannot assure that any or all of our product candidates that receive orphan drug designation will, upon approval, have seven years of orphan drug exclusivity. The FDA may revoke orphan drug designation under certain circumstances, including if the agency determines that the request for orphan drug designation omitted material information or subsequently finds that the biologic had not been eligible for orphan drug designation at the time the request for designation was submitted. Revocation of orphan drug designation suspends the associated orphan drug exclusivity. Also, the FDA may approve another sponsor’s application for the same drug for the same use, prior to the expiration of our product’s orphan drug exclusivity, under certain circumstances, including if we are unable to assure sufficient quantity of our product, or if the other sponsor can demonstrate that its product candidate is clinically superior to ours by showing superior safety or efficacy or a major contribution to patient care. In addition, if a competitor obtains approval and orphan drug exclusivity for a product that is the same as a product candidate we are pursuing for the same indication, approval of our product candidate would be blocked during the period of the competitor’s orphan drug exclusivity, unless we could demonstrate that our product candidate is clinically superior to the approved product. Also, if a competitor obtains approval for a drug that is the same as a product candidate we are pursuing for a different orphan indication, the competitor’s approval may negatively impact the market opportunity for our product candidate, even if our product is granted orphan drug exclusivity.
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
Our product candidates for which we intend to seek approval as biological products may face competition sooner than expected from biosimilar products.
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
In the United States and some foreign jurisdictions, there have been, and continue to be, a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could, among other things, prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability, or the ability of any collaborators, to profitably sell any products for which we, or they, obtain marketing approval. We expect that current laws, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we, or any collaborators, may receive for any approved products.
In the United States, the Medicare Modernization Act, established the Medicare Part D program and generally authorized prescription drug plan sponsors to impose limits on the number of covered drugs under their plans in a therapeutic class. The Medicare Modernization Act, including its cost reduction initiatives, could decrease the coverage and reimbursement rate that we may receive for any of our product candidates, if approved. CMS, the agency that administers the Medicare program, also may revise reimbursement and implement coverage restrictions. Cost reduction initiatives and changes in coverage could decrease utilization of and reimbursement for any approved products, which would then affect the price we can receive. Private payors often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates. Therefore, any reduction in reimbursement from federal legislation or regulation may lead to similar reductions in private payor reimbursement.
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

•	extension of manufacturers’ Medicaid rebate liability from fee-for-service Medicaid utilization to include the utilization of Medicaid managed care organizations as well;

•	expansion of eligibility criteria for Medicaid programs;

•	expansion of the entities eligible for discounts under the Public Health Service 340B drug pricing program;

•	new requirements to report certain financial arrangements with physicians and teaching hospitals;

•	a new requirement to annually report product samples that manufacturers and distributors provide to physicians;

•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and

•	establishment of the Center for Medicare and Medicaid Innovation within CMS to test innovative payment and service delivery models.
Other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. These changes include the Budget Control Act of 2011, which, among other things, led to aggregate reductions to Medicare payments for all items and services to providers of up to 2% per fiscal year that started in 2013 and, due to subsequent legislation, will continue until 2025.

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
Additional legislative changes, FDA or CMS regulations, or guidance or interpretations could be adopted, which may impact the marketing approvals and reimbursement for our product candidates. For example, there have been several Congressional inquiries and proposed bills and regulatory initiatives designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products in November 2015, the U.S. House of Representatives formed an Affordable Drug Pricing Task Force to advance legislation intended to control pharmaceutical drug costs and investigate pharmaceutical drug pricing, and the U.S. Senate has requested information from certain pharmaceutical companies in connection with an investigation into pharmaceutical drug pricing practices. If healthcare policies or reforms intended to curb healthcare costs are adopted or if we experience negative publicity with respect to pricing of our products or the pricing of pharmaceutical drugs generally, the prices that we charge for any approved products may be limited, our commercial opportunity may be limited and/or our revenues from sales of our products may be negatively impacted.
Some of the provisions of the Affordable Care Act have yet to be fully implemented, and certain provisions have been subject to judicial and Congressional challenges. In addition, there have been efforts by the Trump administration to repeal or replace certain aspects of the ACA and to alter the implementation of the ACA and related laws. Certain legislative changes to and regulatory changes under the Affordable Care Act have occurred in the 115th United States Congress and under the Trump Administration. For example, the Tax Cuts and Jobs Act enacted on December 22, 2017, eliminated the tax-based shared responsibility payment for individuals who fail to maintain minimum essential coverage under section 5000A of the Internal Revenue Code of 1986, commonly referred to as the “individual mandate,” effective January 1, 2019. Further, the Bipartisan Budget Act of 2018 among other things, amended the Medicare statute, effective January 1, 2019, to reduce the coverage gap in most Medicare drug plans, commonly known as the “donut hole,” by raising the manufacturer discount under the Medicare Part D coverage gap discount program to 70%. Additional legislative changes, to and regulatory changes, and judicial challenges related to under the Affordable Care Act remain possible. It is unclear how the Affordable Care Act and its implementation, as well as efforts to repeal or replace, or invalidate, the Affordable Care Act, or portions thereof, will affect our business. It is possible We expect that the Affordable Care Act, as currently enacted or may be amended in the future, as well as other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, and new payment methodologies and additional downward pressure on coverage and payment and on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products. Moreover, legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted in the U.S. or outside of the U.S., or whether the FDA or CMS regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be.
If we participate in the Medicaid drug rebate program and fail to comply with our reporting and payment obligations under that or other governmental pricing programs, we could be subject to additional reimbursement requirements, penalties, sanctions and fines, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
If we participate in the Medicaid drug rebate program, we will have certain price reporting obligations to the Medicaid drug rebate program, and we may have obligations to report ASP figures to the Medicare program. Under the Medicaid drug rebate program, we would be required to pay a rebate to each state Medicaid program for our covered outpatient drugs that are dispensed to Medicaid beneficiaries and paid for by a state Medicaid program as a condition of having federal funds being made available to the states for our drugs under Medicaid and Medicare Part B. Those rebates are based on pricing data reported by us to CMS. These data include AMP and, in the case of innovator products, the best price for each drug which, in general, represents the lowest price available from the manufacturer to any entity in the United States in any pricing structure, calculated to include all sales and associated rebates, discounts and other price concessions.
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
Federal law requires that any company that participates in the Medicaid drug rebate program also participate in the Public Health Service’s 340B drug pricing program in order for federal funds to be available for the manufacturer’s drugs under Medicaid and Medicare Part B. The 340B drug pricing program requires participating manufacturers to agree to charge statutorily-defined covered entities no more than the 340B “ceiling price” for the manufacturer’s covered outpatient drugs. In addition, in order to be eligible to have its products paid for with federal funds under the Medicaid and Medicare Part B programs and purchased by certain federal agencies and grantees, a manufacturer also must participate in the FSS pricing program, established by Section 603 of the Veterans Health Care Act of 1992. Under this program, the manufacturer is obligated to make its “covered drugs” (biologics or innovator drugs) available for procurement on an FSS contract and charge a price to four federal agencies, Department of Veterans Affairs, Department of Defense, Public Health Service, and Coast Guard, that is no higher than the statutory federal ceiling price. The HRSA, which administers the 340B drug pricing program, issued a final regulation regarding the calculation of the 340B ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities, which became effective on January 1, 2019. HRSA also has begun to implement a ceiling price reporting requirement during the first quarter of 2019, pursuant to which manufacturers must report the 340B ceiling prices for their covered outpatient drugs on a quarterly basis. The requirements under the 340B and FSS programs could reduce the revenue we may generate from any products that are commercialized in the future and could adversely affect our business and operating results.
Pricing and rebate calculations vary among products and programs. The calculations are complex and are often subject to interpretation by manufacturers, governmental or regulatory agencies, and the courts. The Medicaid rebate amount for each manufacturer is computed each quarter based on the manufacturer’s submission to CMS of its current AMP and, in the case of innovator products, best price figures, for the quarter. If we participate in the Medicaid drug rebate program and become aware that our reporting for a prior quarter was incorrect, or has changed, we will be obligated to resubmit the corrected data for a period not to exceed twelve quarters from the quarter in which the data originally were due. Such restatements and recalculations would increase our costs for complying with the laws and regulations governing the Medicaid drug rebate program. Any corrections to our rebate calculations could result in an overage or underage in our rebate liability for past quarters, depending on the nature of the correction. Price recalculations also may affect the ceiling price at which we would be required to offer our products to certain covered entities, such as safety-net providers, under the 340B drug pricing program, and we may be obligated to issued refunds to covered entities.
If we participate in the Medicaid drug rebate program or our products are covered under Medicare Part B, we will be liable for errors associated with our submission of pricing data. We cannot assure you that our submissions, if we participate in these programs, will not be found by CMS to be incomplete or incorrect. In addition to retroactive rebates and the potential for 340B program refunds, if we are found to have knowingly submitted false AMP, ASP, or best price information to the government, we may be liable for civil monetary penalties per item of false information. If we are found to have made a misrepresentation in the reporting of our ASP, the Medicare statute provides for civil monetary penalties for each misrepresentation for each day in which the misrepresentation was applied. Civil monetary penalties also can be applied if we are found to have intentionally charged 340B covered entities more than the statutorily mandated ceiling price. Our failure to submit monthly/quarterly AMP, ASP, and best price data on a timely basis could result in a civil monetary penalty per day for each day the information is late beyond the due date. Such failure also could be grounds for CMS to terminate our Medicaid drug rebate agreement, pursuant to which we would participate in the Medicaid program. In the event that CMS terminates our rebate agreement, federal payments may not be available under Medicaid or Medicare Part B for our covered outpatient drugs that we are able to successfully commercialize.
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
In June 2016, a majority of voters in the United Kingdom elected to withdraw from the E.U. in a national referendum. In March 2017, the government of the United Kingdom formally initiated the withdrawal procedure. The procedure involves a two-year negotiation period in which the United Kingdom and the E.U. must conclude an agreement setting out the terms of the United Kingdom's withdrawal and the arrangements for the United Kingdom's future relationship with the E.U. In the absence of an agreement within this timeframe, the U.K. will automatically leave the EU without a deal. This negotiation period could be extended by a unanimous decision of the European Council, in agreement with the United Kingdom. The United Kingdom could also unilaterally revoke its notification to withdraw from the EU. The referendum has created significant uncertainty about the future relationship between the United Kingdom and the E.U., including with respect to the laws and regulations that will apply as the United Kingdom determines which E.U. laws to replace or replicate in the event of a withdrawal. From a regulatory perspective, the United Kingdom's withdrawal could bear significant complexity and legal risks. A basic requirement related to the grant of a marketing authorization for a medicinal product in the E.U. is that the applicant is established in the E.U. Following the withdrawal of the United Kingdom from the E.U., marketing authorizations previously granted to applicants established in the United Kingdom may no longer be valid in the E.U. Moreover, depending upon the exact terms of the United Kingdom's withdrawal, there is an arguable risk that the scope of a marketing authorization for a medicinal product granted by the European Commission pursuant to the centralized procedure would not, in the future, include the United Kingdom. In these circumstances, an authorization granted by the United Kingdom's competent authorities would always be required to place medicinal products on the United Kingdom market. In addition, the laws and regulations that will apply after the United Kingdom withdraws from the E.U. would affect the manufacturing sites that hold a manufacturing authorization issued by the United Kingdom competent authorities. Our capability to rely on these manufacturing sites for products intended for the E.U. market would also depend upon the exact terms of the United Kingdom's withdrawal. The referendum has also given rise to calls for the governments of other E.U. Member States to consider withdrawal from the E.U. These developments, or the perception that any of them could occur, have had and may continue to have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Any of these factors could significantly increase the complexity of our activities in the E.U. and in the United Kingdom, could depress our economic activity and restrict our access to capital, which could have a material adverse effect on our business, financial condition and results of operations and reduce the price of our securities.
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
We have recently experienced significant changes in our senior management. Stephen A. Hurly departed as our Chief Executive Officer effective as of August 7, 2018 and resigned as a member of our Board effective as of August 16, 2018. Effective as of August 7, 2018 our Board appointed Thomas R. Cannell, D.V.M., as our Chief Executive Officer and a member of our Board. On December 3, 2018, we appointed Dennis Kim, M.D., MPH as our Chief Medical Officer.
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
As of December 31, 2018, we had 24 full-time employees and no part-time employees, ten hold Ph.D. degrees, one is a medical doctor and one is a veterinary doctor. As our development and commercialization plans and strategies develop, or as a result of any future acquisitions, we will need additional managerial, operational, sales, marketing, financial and other resources. Our management, personnel and systems that are currently in place may not be adequate to support this future growth. Future growth would impose significant added responsibilities on members of management, including:

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
Risks Related to Ownership of Our Common Stock
Provisions in our corporate charter documents and under Delaware law could make an acquisition of our company, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.
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
If we are unable to regain compliance with the listing requirements of the Nasdaq Global Market, our common stock may be delisted from the Nasdaq Global Market which could have a material adverse effect on our financial condition and could make it more difficult for you to sell your shares.

Our common stock is listed on the Nasdaq Global Market, and we are therefore subject to its continued listing requirements, including requirements with respect to the market value of publicly-held shares, market value of listed shares, minimum bid price per share, and minimum stockholders' equity, among others, and requirements relating to board and committee independence. If we fail to satisfy one or more of the requirements, we may be delisted from the Nasdaq Global Market.
On February 19, 2019, we received notice, or the Notice, from the Nasdaq Stock Market LLC, or Nasdaq, that we are not currently in compliance with the $1.00 minimum closing bid price requirement of Nasdaq Listing Rule 5550(a)(2). The Notice indicated that, consistent with Nasdaq Listing Rule 5810(c)(3)(A), we have until August 19, 2019 to regain compliance with the minimum bid price requirement by having the closing bid price of our common stock meet or exceed $1.00 per share for at least ten consecutive business days. The notification had no immediate effect on the listing of our common stock and our common stock will continue to trade on the Nasdaq Global Market under the symbol “SESN” at this time.
If we do not regain compliance by August 19, 2019, we may be eligible for an additional 180 calendar day grace period if we meet the continued listing requirement for market value of publicly held shares ($1 million) and all other Nasdaq initial listing standards which require, among other things, that we have at least $5 million of stockholders’ equity or at least $4 million of stockholders’ equity and $50 million market value of listed shares. If we fail to regain compliance during the applicable period, we will receive notification from Nasdaq that our common stock is subject to delisting. At that time, we may then appeal the delisting determination to a Hearings Panel. Such notification will have no immediate effect on our listing on the Nasdaq Global Market, nor will it have an immediate effect on the trading of our common stock pending such hearing. There can be no assurance, however, that we will be able to regain compliance with Nasdaq’s minimum bid price requirement. If we regain compliance with the Nasdaq’s minimum bid price requirement, there can be no assurance that we will be able to maintain compliance with the continued listing requirements for the Nasdaq Global Market, or that our common stock will not be delisted from the Nasdaq Global Market in the future. In addition, we may be unable to meet other applicable listing requirements of the Nasdaq Global Market, including maintaining minimum levels of stockholders’ equity or market values of our common stock in which case, our common stock could be delisted notwithstanding our ability to demonstrate compliance with the minimum bid price requirement.
Delisting from the Nasdaq Global Market may adversely affect our ability to raise additional financing through the public or private sale of equity securities, may significantly affect the ability of investors to trade our securities and may negatively affect the value and liquidity of our common stock. Delisting also could have other negative results, including the potential loss of employee confidence, the loss of institutional investors or interest in business development opportunities.
If we are delisted from Nasdaq and we are not able to list our common stock on another exchange, our common stock could be quoted on the OTC Bulletin Board or in the “pink sheets.” As a result, we could face significant adverse consequences including, among others:

•	a limited availability of market quotations for our securities;

•
a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and little or no analyst coverage for us;

•	we would no longer qualify for exemptions from state securities registration requirements, which may require us to comply with applicable state securities laws; and

•	a decreased ability to issue additional securities (including pursuant to short-form registration statements on Form S-3) or obtain additional financing in the future.
If our common stock becomes subject to the penny stock rules, it would become more difficult to trade our shares.
The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or authorized for quotation on certain automated quotation systems, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. If we do not retain our listing on the Nasdaq Global Market and if the price of our common stock is less than $5.00, our common stock may be deemed a penny stock. The penny stock rules require a broker-dealer, before a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document containing specified information. In addition, the penny stock rules require that before effecting any transaction in a penny stock not otherwise exempt from those rules, a broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive (i) the purchaser’s written acknowledgment of the receipt of a risk disclosure statement; (ii) a written agreement to transactions involving penny stocks; and (iii) a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our common stock, and therefore stockholders may have difficulty selling their shares.
The price of our common stock has been volatile and may fluctuate in the future, which could result in substantial losses for our stockholders.
The price of our common stock is highly volatile and may be affected by developments directly affecting our business, as well as by developments out of our control or not specific to us. The pharmaceutical and biotechnology industries, in particular, and the stock market generally, are vulnerable to abrupt changes in investor sentiment. Prices of securities and trading volumes of companies in the pharmaceutical and biotechnology industries, including ours, can swing dramatically in ways unrelated to, or that bear a disproportionate relationship to, our performance. The price of our common stock and their trading volumes may fluctuate based on a number of factors including, but not limited to:

•	the success of competitive products or technologies;

•	results of clinical trials of Vicinium for the treatment of high-risk NMIBC or any other product candidate that we may develop;

•	results of clinical trials of product candidates of our competitors;

•	regulatory or legal developments in the United States and other countries;

•	developments or disputes concerning patent applications, issued patents or other proprietary rights;

•	the recruitment or departure of key scientific or management personnel;

•	the level of expenses related to any of our product candidates or clinical development programs;

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
In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against that company. We also may face securities class action litigation if we cannot obtain regulatory approvals for or if we otherwise fail to commercialize Vicinium for the treatment of high-risk NMIBC or any of our other product candidates. Such litigation, if instituted against us, could cause us to incur substantial costs to defend such claims and divert management’s attention and resources.
A significant portion of our total outstanding shares are eligible to be sold into the market, which could cause the market price of our common stock to drop significantly, even if our business is doing well.
As of February 27, 2019, we had outstanding 77,456,180 shares of common stock. Of these shares, 8,348,705 shares are restricted securities under Rule 144 under the Securities Act of 1933, as amended, or Securities Act. Any of our remaining shares that are not restricted securities under Rule 144 under the Securities Act may be resold in the public market without restriction unless purchased by our affiliates.
Moreover, holders of an aggregate of 7,541,729 shares of our common stock, including 3,582,328 shares of common stock issued in connection with the acquisition of Viventia, have rights, subject to specified conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have filed registration statements on April 9, 2014, March 12, 2015, March 31, 2016, May 5, 2017, May 16, 2018 and August 10, 2018 registering all shares of common stock that we may issue under our equity compensation plans.

As of February 27, 2019, we had outstanding options to purchase an aggregate of 6,052,062 shares of our common stock, of which options to purchase 1,053,016 shares were vested, warrants to purchase 55,000 shares of common stock at a weighted average exercise price of $11.44 per share, warrants issued in connection with the November 2017 Financing (as defined below) to purchase an aggregate of 1,991,687 shares of common stock at an exercise price of $0.80 per share, and, in connection with the March 2018 Financing, we also have warrants to purchase an aggregate of 7,210,945 shares of common stock at an exercise price of $1.20 per share. Shares issuable upon exercise of these options and warrants can be freely sold in the public market upon issuance, subject to volume, notice and manner of sale limitations applicable to affiliates.
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
As of December 31, 2018, we had U.S. federal net operating loss, or NOL, carryforwards of $134.7 million, state NOL carryforwards of $129.1 million and U.S. federal and state research and development tax credit carryforwards of $2.0 million and $0.9 million, respectively. $119.3 million of the U.S. federal NOL carryforwards and $129.1 million of the state NOL carryforwards expire beginning 2030 through 2038. $15.5 million of the U.S. federal NOL carryforwards will be carried forward indefinitely. The U.S. federal and state tax credit carryforwards expire at various dates beginning in 2029 through 2038, if not utilized. Utilization of these NOL and tax credit carryforwards may be subject to a substantial limitation under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, and comparable provisions of state, local and foreign tax laws due to changes in ownership of our company that have occurred previously or that could occur in the future. Under Section 382 of the Code and comparable provisions of state, local and foreign tax laws, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change by value in its equity ownership over a three year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes, such as research and development tax credits, to reduce its post-change income may be limited. We have determined that it is more likely than not that our net operating and tax credit amounts disclosed are subject to a material limitation under Section 382. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, if we generate taxable income, our ability to use our pre-change NOL and tax credits carryforwards to reduce U.S. federal and state taxable income may be subject to limitations, which could result in increased future tax liability to us.
We are an “emerging growth company,” and the reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors.
We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and will remain an emerging growth company until December 31, 2019. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

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
We have taken advantage of reduced reporting burdens in this Annual Report on Form 10-K for the annual period ended December 31, 2018, including reduced disclosure regarding executive compensation related information that would be required if we were not an emerging growth company. We expect to continue, in our public reporting, to take advantage of some or all of the reporting exemptions available to emerging growth companies. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.
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
For as long as we remain an emerging growth company, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies as described in the preceding risk factor. We may remain an emerging growth company until the end of the 2019 fiscal year.
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, we are required to furnish a report by our management on our internal control over financial reporting. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we are engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404. As of December 31, 2018 we were still working to remediate a material weakness in our controls over the financial reporting process related to business combinations identified during the year ending December 31, 2016. In 2016, as a result of a lack of expertise in our finance and accounting group related to the accounting for business combinations, we lacked sufficient review of assumptions used and conclusions reached from the perspective of a typical market participant used in the acquisition valuation model. If we fail to remedy this material weakness or identify one or more additional material weaknesses in our internal control over financial reporting, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.
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

The trading market for shares of our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. Although we have obtained analyst coverage, if one or more of the analysts who cover us downgrade shares of our common stock or publish inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, demand for our stock could decrease, which might cause our stock price and trading volume to decline.

Item 1B.	Unresolved Staff Comments.
Not applicable.

Item 2.	Properties.

Our manufacturing facility is located in Winnipeg, Manitoba, Canada, which we operate under a five-year renewable lease through September 2020 with a right to renew the lease for one subsequent five-year term. The manufacturing facility consists of an approximately 31,100 square foot manufacturing, laboratory, warehouse and office facility. Our U.S. corporate headquarters is located in Cambridge, MA, where we occupy office space under a lease that was executed in October 2016. The initial term of the lease expired in July 2017, with the lease now continuing on a month-to-month basis unless terminated by either party with the requisite notice. We also have office space in Philadelphia, PA, where we occupy office space under a lease that was executed in December 2017 and had an initial term of six months and has been extended through August 2019. We also have office space in Toronto, Ontario, Canada, where we occupy office space under a lease that is on a month-to-month basis unless terminated by either party with the requisite notice. We provided notice of termination of the Toronto, Ontario, Canada lease in December 2018 with an effective termination date of December 31, 2018. We believe that our existing facilities are adequate to meet our current needs, and that suitable additional alternative spaces will be available in the future on commercially reasonable terms.

Item 3.	Legal Proceedings.
We are not currently subject to any material legal proceedings.

Item 4.	Mine Safety Disclosures.
Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock trades on the Nasdaq Global Market under the symbol “SESN”.
As of February 27, 2019, we had 33 holders of record of our common stock. This number does not include beneficial owners whose shares were held in street name.
We currently intend to retain future earnings to fund the development and growth of our business. We do not expect to pay any cash dividends in the foreseeable future.
Recent Sales of Unregistered Securities
During the fiscal year ended December 31, 2018, we had no sales of unregistered securities that have not been previously disclosed in a Current Report on Form 8-K or Quarterly Report on Form 10-Q.
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
Overview
We are a late-stage clinical company developing targeted fusion protein therapeutics, or TFPTs, composed of an anti-cancer antibody fragment tethered to a protein toxin for the treatment of cancer. We genetically fuse the cancer-targeting antibody fragment and the cytotoxic protein payload into a single molecule which is produced through our proprietary one-step manufacturing process. We target tumor cell surface antigens with limited expression on normal cells. Binding of the target antigen by the TFPT allows for rapid internalization into the targeted cancer cell. We have designed our targeted proteins to overcome the fundamental efficacy and safety challenges inherent in existing antibody-drug conjugates, or ADCs, where a payload is chemically attached to a targeting antibody.
Our most advanced product candidate VB4-845, also known as Vicinium®, is a locally-administered targeted fusion protein composed of an anti-EPCAM, or epithelial cell adhesion molecule, antibody fragment tethered to a truncated form of Pseudomonas exotoxin A for the treatment of high-risk non-muscle invasive bladder cancer, or NMIBC.
On January 3, 2019, we reported preliminary efficacy data for the primary endpoint of our ongoing single-arm, multi-center, open-label Phase 3 clinical trial of Vicinium as a monotherapy in patients with high-risk, bacillus Calmette-Guérin, or BCG, unresponsive NMIBC, called the VISTA Trial. The data reported the preliminary complete response rates in evaluable Carcinoma in situ, or CIS, patients following three, six, nine and 12 months of treatment in the clinical trial. The results were consistent with the results observed in the previously completed Phase 1 and Phase 2 clinical trials. We expect to report updated 12-month topline efficacy and safety data during the second quarter of 2019. In August 2018, we received Fast Track designation from the FDA for Vicinium for the treatment of high-risk NMIBC.
In June 2017, we entered into a Cooperative Research and Development Agreement, or CRADA, with the National Cancer Institute, or NCI, for the development of Vicinium in combination with AstraZeneca’s immune checkpoint inhibitor, durvalumab, for the treatment of NMIBC. Under the terms of the CRADA, the NCI will conduct a Phase 1 clinical trial in patients with high-risk NMIBC to evaluate the safety, efficacy and biological correlates of Vicinium in combination with durvalumab. This Phase 1 clinical trial is open and is actively recruiting patients.
Vicinium has also been evaluated for the treatment of squamous cell carcinoma of the head and neck, or SCCHN. Vicinium for the treatment of SCCHN had previously been designated as Proxinium™ to indicate its different fill volume and vial size as well as its different route for local administration via intratumoral injection.
In addition to our locally-administered TFPTs, our pipeline also includes systemically-administered TFPTs in development that are built around our proprietary de-immunized variant of the plant-derived cytotoxin bouganin, or deBouganin.
We have deferred further development of Vicinium for the treatment of SCCHN and VB6-845d in order to focus our efforts and our resources on our ongoing development of Vicinium for the treatment of high-risk NMIBC. We are also exploring collaboration agreements for Vicinium for the treatment of SCCHN and VB6-845d.
We were incorporated and commenced active operations in early 2008, and our operations to date have been limited to organizing and staffing our company, acquiring rights to intellectual property, business planning, raising capital, developing our technology, identifying potential product candidates, undertaking pre-clinical studies and conducting clinical trials. To date, we have financed our operations primarily through private placements of our common stock and preferred stock and convertible bridge notes, venture debt borrowings, our IPO, and secondary offerings, sales effected in an “at-the-market” facility through our agent, Cowen and Company, LLC, or Cowen, from the License Agreement with Roche, and, to a lesser extent, from our former collaboration agreement with ThromboGenics N.V., or ThromboGenics. We have devoted substantially all of our financial resources and efforts to research and development activities. We have not completed development of any of our product candidates. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year.
We maintain global development, marketing and commercialization rights for all of our TFPT-based product candidates. Upon regulatory approval for our product candidates, we will explore various commercialization strategies to market our products. If we obtain regulatory approval for Vicinium for the treatment of high-risk NMIBC, we may build a North American specialty urology sales force to market the product or seek commercialization partners. If we obtain regulatory approval for our other product candidates, including or for Vicinium in other oncology indications, we may seek partners with oncology expertise in order to maximize the commercial value of each asset or a portfolio of assets. We also own or exclusively license worldwide intellectual property rights for all of our TFPT-based product candidates, covering our key patents with protection ranging from 2018 to 2036.
License Agreement with Roche
On June 10, 2016, we entered into the License Agreement with Roche. Under the License Agreement, we granted Roche an exclusive, worldwide license to develop and commercialize, our monoclonal antibody EBI-031 and all other IL-6 antagonist antibody technology owned by us, and pursuing ongoing patent prosecution, at its cost.
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
Liquidity
Since inception, we have incurred significant operating losses and expect to continue to incur operating losses for the foreseeable future. We had a net loss of $33.7 million for the year ended December 31, 2018 and a net loss of $29.0 million for the year ended December 31, 2017. For the year ended December 31, 2016, we had net income of $1.9 million due to the $29.6 million of revenue from the License Agreement. As of December 31, 2018, we had an accumulated deficit of $186.0 million.
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
On March 23, 2018, we raised approximately $9.0 million of net proceeds from the sale of 7,968,128 shares of common stock at a purchase price of $1.13 per share and warrants to purchase 7,968,128 shares of common stock at a purchase price of $0.125 per share. Each warrant to purchase common stock has an exercise price of $1.20 per share. Each common warrant is exercisable immediately and will expire five years from the date of issuance. We refer to this financing as the “March 2018 Financing.”
On June 4, 2018, we raised approximately $41.9 million of net proceeds from the sale of 25,555,556 shares of its common stock at a price of $1.80 per share in an underwritten public offering. We refer to this financing as the “June 2018 Financing”.
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
We believe that our cash and cash equivalents of $50.4 million as of December 31, 2018 will be sufficient to fund our current operating plan into 2020; however, we have based this estimate on assumptions that may prove to be wrong, and our capital resources may be utilized faster than we currently expect.
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
We allocate direct research and development expenses, consisting principally of external costs, such as fees paid to investigators, consultants, central laboratories and CROs in connection with our clinical trials, and costs related to manufacturing or purchasing clinical trial materials, to specific product programs. We do not allocate employee and contractor-related costs, costs associated with our platform and facility expenses, including depreciation or other indirect costs, to specific product programs because these costs are deployed across multiple product programs under research and development and, as such, are separately classified. The table below provides research and development expenses incurred for our Vicinium, VB6-845d, EBI-031 and isunakinra product programs and other expenses by category. Based on negative results for our completed Phase 3 clinical trials in dry eye disease and allergic conjunctivitis, we are no longer developing isunakinra. We have deferred further development of Vicinium for the treatment of SCCHN and VB6-845d in order to focus our efforts and our resources on our ongoing development of Vicinium for the treatment of high-risk NMIBC. Since the acquisition of Viventia, our research and development expenses have been related primarily to the development of Vicinium for the treatment of high-risk NMIBC. We expect our research and development expenses for Vicinium will continue to increase during subsequent periods. We did not allocate research and development expenses to any other specific product programs during the periods presented:

	Year ended December 31,
	2018	2017	2016*
		(in thousands)
Programs:
Vicinium for the treatment of high-risk NMIBC (1)	$8,942	$6,974	$1,564
Vicinium for the treatment of SCCHN (2)	$—	—	—
VB6-845d (2)	$—	—	—
EBI-031 (3)	—	—	2,996
Isunakinra/EBI-005 (4)	—	—	1,653
Total direct program expenses	8,942	6,974	6,213
Personnel and other expenses:
Employee and contractor-related expenses	3,913	3,871	5,863
Platform-related lab expenses	250	455	479
Facility expenses	363	398	561
Other expenses	609	812	363
Total personnel and other expenses	5,135	5,536	7,266
Total research and development expenses	$14,077	$12,510	$13,479
(1) We expect our development activities for Vicinium will increase significantly during subsequent periods.
(2) We have deferred further development of Vicinium for the treatment of SCCHN and VB6-845d in order to focus our efforts and our resources on our ongoing development of Vicinium for the treatment of high-risk NMIBC.
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

As of December 31, 2018, we concluded that there would be no adjustments to the transaction price as we continue to not expect any amounts to be received from any milestones within the License Agreement. This is due to the nature of the milestones and the development status of the product candidates at the time of the adoption. As a result, no revenue was recognized during the twelve month period ended December 31, 2018 as all performance obligations had been previously achieved and there was no change in the transaction price during the period. No revenue would have been recognized under the previous accounting literature during the year ended December 31, 2018 as no milestones were achieved in the period, which was the revenue recognition criteria under the previous accounting literature.
Accrued Research and Development Expenses
As part of the process of preparing our consolidated financial statements, we are required to estimate our accrued expenses. This process involves reviewing quotes and contracts, identifying services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of the actual cost. The majority of our service providers invoice us monthly in arrears for services performed or when contractual milestones are met. We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us at that time. We periodically confirm the accuracy of our estimates with the service providers and make adjustments if necessary. The significant estimates in our accrued research and development expenses are related to fees paid to CROs and CMOs and other vendors in connection with research and development activities for which we have not yet been invoiced.
We base our expenses related to CROs and CMOs on our estimates of the services received and efforts expended pursuant to quotes and contracts with CROs and CMOs that conduct research and development on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the research and development expense. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrual or prepayment expense accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and could result in our reporting amounts that are too high or too low in any particular period. There have been no material changes in estimates for the periods presented.
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

Year Ended December 31,
	2018	2017	2016
Risk-free interest rate	2.47 - 2.97%	1.88 - 2.04%	1.23 - 2.38%
Expected dividend yield	—%	—%	—%
Expected term (in years)	5.75 - 6	5.3 - 6	5.5 - 6
Expected volatility	73.61 - 78.28%	75.4 - 86.66%	71.44 - 92.09%
Prior to January 1, 2017, we were required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from our estimates. We used historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that were expected to vest. To the extent that actual forfeitures differed from our estimates, the difference was recorded as a cumulative adjustment in the period the estimates were revised. Stock-based compensation expense recognized in the financial statements is based on awards that ultimately vest.
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
The purchase accounting for our acquisition of Viventia was finalized during the third quarter of 2017. We valued the acquired assets and liabilities based on their estimated fair values as of September 20, 2016, or the Acquisition Date. The final allocation of the purchase consideration was updated from the preliminary amounts to reflect new information related to facts and circumstances which existed as of the Acquisition Date. The changes in assumptions were primarily due to additional information gathered regarding the potential market for Vicinium outside of the U.S., which resulted in adjustments to the fair value of contingent consideration as of the Acquisition Date and the in-process research and development assets for Vicinium in the E.U. and the rest of world. The assumptions related to the U.S. market were not updated as sufficient information had previously been gathered to support this estimate. The update of these assumptions also had an effect on the discount rate and certain other valuation assumptions used to value the acquired assets due to an adjustment in our specific risk factors, which effected the in-process research and development assets for Vicinium in the U.S., E.U., and the rest of world. As a result of these changes, we updated (1) the fair value of the in-process research and development assets for Vicinium, which resulted in a reduction in the fair value of the in-process research and development asset for Vicinium in the rest of the world to a di minimus amount, (2) the fair value of the contingent consideration, and (3) the related deferred tax liability and goodwill.
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
Results of Operations
Comparison of the Years Ended December 31, 2018 and 2017

	Year ended December 31,
	2018	2017	Change
	(in thousands)
Revenue:
Collaboration revenue	$—	$—	$—
License revenue	—	425	(425)
Total revenue	—	425	(425)
Operating expenses:
Research and development	14,077	12,510	1,567
General and administrative	11,623	8,070	3,553
Loss from change in fair value of contingent consideration	8,800	9,100	(300)
Total operating expenses	34,500	29,680	4,820
(Loss) from operations	(34,500)	(29,255)	(5,245)
Other income, net	807	226	581
Net (loss) before income taxes	(33,693)	(29,029)	(4,664)
Provision for income taxes	—	—	—
Net (loss) and comprehensive (loss)	$(33,693)	$(29,029)	$(4,664)
Revenue. Revenue was $0.0 million for the year ended December 31, 2018 compared to $0.4 million for the year ended December 31, 2017. The decrease was due to a decrease in license revenue we recognized in 2017 pursuant to the License Agreement with Roche.
Research and development expenses. Research and development expenses were $14.1 million for the year ended December 31, 2018 compared to $12.5 million for the year ended December 31, 2017. The increase of $1.6 million was due primarily to increases in tech transfer and commercial manufacturing costs of $2.5 million and $0.6 million higher consulting fees in support of the VISTA Trial. These increases were partially offset by decreases in Vicinium CRO-related development expenses of $1.3 million and a reduction in materials/lab supplies of $0.2 million as internal manufacturing costs were replaced by external technology transfer costs.
General and administrative expenses. General and administrative expenses were $11.6 million for the year ended December 31, 2018 compared to $8.1 million for the year ended December 31, 2017. The increase of $3.6 million was due primarily to an increase of professional and legal fees of $1.8 million as well as severance and relocation costs of $0.9 million related to our CEO transition. In addition, the company increased commercial market research costs by $0.6 million for the year ended December 31, 2018.
Loss from change in fair value of contingent consideration. The change in loss in fair value of contingent consideration was $0.3 million for the year ended December 31, 2018 compared to the year ended December 31, 2017. The expense in both years was due primarily to changes in the discount rates and assumptions related to development and commercialization timelines and estimated sales projections.
Other income, net. Other income, net was $0.8 million for the year ended December 31, 2018 compared to $0.2 million for the year ended December 31, 2017. The change of $0.6 million was due primarily to the increase in interest income on higher cash balances due to recent equity financings.
Comparison of the Years Ended December 31, 2017 and 2016

	Year ended December 31,
	2017	2016	Change
	(in thousands)
Revenue:
Collaboration revenue	$—	$406	$(406)
License revenue	425	29,575	$(29,150)
Total revenue	425	29,981	(29,556)
Operating expenses:
Research and development	12,510	13,479	(969)
General and administrative	8,070	14,736	(6,666)
Loss (gain) from change in fair value of contingent consideration	9,100	(1,100)	10,200
Total operating expenses	29,680	27,115	2,565
(Loss) income from operations	(29,255)	2,866	(32,121)
Other income (expense), net	226	(970)	1,196
Net (loss) income before income taxes	(29,029)	1,896	(30,925)
Provision for income taxes	—	5	(5)
Net (loss) income and comprehensive (loss) income	(29,029)	$1,891	$(30,920)
Revenue. Revenue was $0.4 million for the year ended December 31, 2017 compared to $30.0 million for the year ended December 31, 2016. The decrease was due primarily to a decrease in license revenue as we recognized the upfront license fee and development milestone payment under the License Agreement with Roche, relating to the execution of the License Agreement and the successful submission of the IND application for EBI-031, as well as a decrease in collaboration revenue from our terminated collaboration with ThromboGenics. This decrease was offset partially by revenue recognized under the License Agreement with Roche for the year ended December 31, 2017 relating to the transfer of pre-clinical inventory to Roche.
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
Liquidity and Capital Resources

Sources of Liquidity
Since inception, we have incurred significant operating losses and expect to continue to incur operating losses for the foreseeable future. Substantially all of our revenue to date has been from the License Agreement and, to a lesser extent, from our former collaboration agreement with ThromboGenics. To date, we have financed our operations primarily through private placements of our common stock, preferred stock and bridge notes convertible into our preferred stock, venture debt borrowings, our IPO and secondary offerings, sales effected in an “at-the-market” facility through our agent, Cowen, the License Agreement with Roche and, to a lesser extent, from our former collaboration agreement with ThromboGenics.
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
On November 1, 2017, we raised approximately $7.0 million of net proceeds from the sale of 5,525,000 units (each unit consisting of one share of common stock and one common warrant to purchase one share of common stock) and 4,475,000 pre‑funded units (each pre-funded unit consisting of one pre-funded warrant to purchase one share of common stock and one common warrant to purchase one share of common stock) at a purchase price of $0.80 per unit and $0.79 per pre-funded unit. Each common warrant contained in a unit or a pre-funded unit has an exercise price of $0.80 per share and is exercisable immediately and will expire five years from the date of issuance. Each pre-funded warrant contained in a pre-funded unit was exercisable for one share of common stock and the exercise price was $0.01 per share. As of December 31, 2017, all of the pre-funded warrants sold in connection with the November 2017 Financing had been exercised by the holders of such pre-funded warrants, resulting in net proceeds to us of $45,000. In 2018, we received proceeds of $6.4 million from the issuance of 8,008,313 shares of our common stock upon the cash exercise of common stock purchase warrants issued in connection with this underwritten public offering.
On March 23, 2018, we raised approximately $9.0 million of net proceeds from the sale of 7,968,128 shares of common stock at a purchase price of $1.13 per share and a concurrent sale of sold warrants to purchase 7,968,128 shares of common stock at a purchase price of $0.125 per warrant. The warrants are exercisable immediately upon issuance at an exercise price equal to $1.20 per share of common stock, subject to adjustments as provided under the terms of the warrants. In 2018, we received proceeds of $0.9 million from the issuance of 757,183 shares of our common stock upon the cash exercise of common stock purchase warrants issued in connection with this private placement.

On June 4, 2018, we raised approximately $41.9 million of net proceeds from the sale of 25,555,556 shares of our common stock at a price of $1.80 per share in the June 2018 Financing.
Cash Flows
As of December 31, 2018, we had cash and cash equivalents of $50.4 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, with a view primarily to liquidity and capital preservation.
The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Year ended December 31,
	2018	2017	2016
	(in thousands)
Net cash provided by (used in):
Operating activities	$(22,829)	(17,765)	$2,622
Investing activities	(2)	98	461
Financing activities	58,583	7,005	(13,820)
Net increase (decrease) in cash and cash equivalents	$35,752	$(10,662)	$(10,737)

Operating activities. Net cash used in operating activities was $22.8 million for the year ended December 31, 2018, and consisted primarily of the net loss of $33.7 million adjusted for non-cash items, including stock-based compensation expense of $1.3 million, depreciation expense of $0.2 million, a net change of $8.8 million in the fair value of the contingent consideration and a net change in operating assets and liabilities of $0.6 million.
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
Investing activities. Net cash provided by (used in) investing activities consists of sales and purchases of property and equipment. For the years ended December 31, 2018 and 2017, we had cash proceeds from the sale of property and equipment of $0.0 million and $0.1 million, respectively. For the year ended December 31, 2016, we had cash proceeds from the sale of property and equipment of $0.3 million and also acquired $0.1 million of cash from the acquisition of Viventia.
Financing activities. Net cash provided by financing activities for the year ended December 31, 2018 consisted primarily of the $58.3 million proceeds from our March and June Financings and the exercise of common stock warrants. Net cash provided by financing activities for the year ended December 31, 2017 consisted of the $7.0 million proceeds from our November 2017 Financing. Net cash used in financing activities for the year ended December 31, 2016 was $13.8 million and consisted primarily of repayment of outstanding debt obligations. On March 1, 2016, we prepaid all outstanding amounts owed to SVB and terminated our loan agreement with SVB. This was partially offset by proceeds from the exercise of stock options of $0.3 million.
Funding Requirements
We will incur substantial expenses if and as we:

•	continue our Phase 3 clinical trial for Vicinium for the treatment of high-risk NMIBC;

•	continue the research and pre-clinical and clinical development of our other product candidates;

•	seek to discover and develop additional product candidates;

•	in-license or acquire the rights to other products, product candidates or technologies;

•	seek marketing approvals for any product candidates that successfully complete clinical trials;

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
We believe that our cash and cash equivalents of $50.4 million as of December 31, 2018 will be sufficient to fund our current operating plan into 2020; however, we have based this estimate on assumptions that may prove to be wrong, and our capital resources may be utilized faster than we currently expect.
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
Contractual Obligations and Commitments
The following table summarizes our contractual obligations at December 31, 2018:

	Total	Less than 1 Year (a)	1 to 3 Years	3 to 5 Years	More than 5 Years
	(in thousands)
Operating lease obligations (1)	$402	295	107	$—	$—
License maintenance fees (2)	1,004	182	547	275	—
Total fixed contractual obligations	$1,406	$477	$654	$275	$—
(a) We canceled certain leases effective March 31, 2019 and therefore no amounts have been included subsequent to that date.
(1) We lease our manufacturing facility located in Winnipeg, Manitoba Canada, which consists of an approximately 31,100 square foot manufacturing, laboratory, warehouse and office facility, under a five-year renewable lease through September 2020. The monthly rent for this office space is approximately $12,400 per month. We also expect to incur approximately $13,300 in related operating expenses per month. We entered certain short term leases (twelve months or less) for office space in Philadelphia, PA, that has monthly rent of approximately $20,500 per month. We entered into a four-month lease for office space in Cambridge, MA effective January 1, 2019, that has a monthly rent of approximately $10,000 per month.

(2) We have entered into various license agreements that, upon successful clinical development, contingently trigger payments upon achievement of certain milestones, royalties and other such payments. See ‘‘License Agreements’’ below. Because the achievement of these milestones are uncertain, the amounts have not been included.
We enter into agreements in the normal course of business with CROs for clinical trials and with vendors for pre-clinical studies, license agreements and other services and products for operating purposes which are cancelable by us, upon prior written notice. We have an agreement with a CRO that may be terminated at any time with 30 days’ notice; however, upon termination, we would be required to pay all costs incurred by the CRO up to the termination date, plus an additional fee, which is calculated as an amount equal to either (a) 5% of the unearned fees for services as provided in the budget if we have paid 50% or more of the total fees for services as specified in the work order or (b) 3% of the amount of fees we have paid for services as of the date of termination if we have paid less than 50% of the total fees for services as specified in the work order. As of December 31, 2018, we have been invoiced $7.1 million in fees for services from this CRO, which is more than 50% of the total fees for services as specified in the current work order with this CRO. Therefore, as of December 31, 2018, we would have been required to pay a termination fee of 5% of the amount of fees as of the date of termination of this agreement, which would have equaled $198,000 as of December 31, 2018. Amounts owed to such CRO were not included in the ‘‘Contractual Obligations and Commitments’’ table above as it was considered a contingent payment as of December 31, 2018.
We occupied office space in Toronto, Ontario, Canada with rent of approximately $2,000 per month. We provided notice of termination of this lease in December 2018 with an effective termination date of December 31, 2018. We also occupied space in Willow Grove, PA, under a one-year lease that was executed in May 2017 and terminated in May 2018. The monthly rent for this office space is approximately $2,000 per month. These payments are not included in the ‘‘Contractual Obligations and Commitments’’ table above.
In connection with the acquisition of Viventia, we are obligated to pay to the sellers certain post-closing contingent cash payments upon the achievement of specified milestones and based upon net sales, in each case subject to the terms and conditions set forth in the acquisition agreement, including: (i) a one-time milestone payment of $12.5 million payable upon the first sale of Vicinium or any variant or derivative thereof; (ii) a one-time milestone payment of $7.0 million payable upon the first sale of the Purchased Product in any one of certain specified European countries; (iii) a one-time milestone payment of $3.0 million payable upon the first sale of the Purchased Product in Japan; and (iv) and quarterly earn-out payments equal to two percent (2%) of net sales of the Purchased Product during specified earn-out periods. Such earn-out payments are payable with respect to net sales in a country beginning on the date of the first sale in such country and ending on the earlier of (i) December 31, 2033 and (ii) fifteen years after the date of such sale, subject to early termination in certain circumstances if a biosimilar product is on the market in the applicable country. Because the achievement of these milestones is uncertain, the amounts have not been included in the ‘‘Contractual Obligations and Commitments’’ table above.
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

License Agreement with Micromet

We have a license agreement with Micromet AG, or Micromet, now part of Amgen, Inc., which grants us nonexclusive rights, with certain sublicense rights, for know-how and patents allowing exploitation of certain single chain antibody products. These patents cover some key aspects of Vicinium. Under the terms of the agreement, we may be obligated to pay up to €3.6 million in milestone payments, for the first product candidate that achieves applicable clinical development milestones. Based on current clinical status, we anticipate that certain of these milestones may be triggered by Vicinium’s clinical development pathway. We are also required to pay up to a 3.5% royalty on the net sales for products covered by the agreement, which includes Vicinium. The royalty rate owed to Micromet in a particular country will be reduced to 1.5% if there are no valid claims covering the product in that country. The obligation to pay royalties in a particular country expires upon the later of the expiration date of the last valid claim covering the product and the tenth anniversary of the first commercial sale of the product in such country. Finally, we are required to pay to Micromet an annual license maintenance fee of €50,000, which can be credited towards any royalty payment we owe to Micromet.

License Agreement with XOMA

We have a license agreement with XOMA Ireland Limited, or XOMA, which grants us non-exclusive rights to certain XOMA patent rights and know-how related to certain expression technology, including plasmids, expression strains, plasmid maps and production systems. These patents and related know-how cover some key aspects of Vicinium. Under the terms of the agreement, we are required to pay up to $250,000 in milestone payments for a product candidate that incorporates know-how under the license and achieves applicable clinical development milestones. Based on current clinical status, we anticipate that these milestones may be triggered by Vicinium’s clinical development pathway. We are also required to pay a 2.5% royalty on the net sales for products incorporating XOMA’s technology, which includes Vicinium. We have the right to reduce the amount of royalties owed to XOMA on a country-by-country basis by the amount of royalties paid to other third parties, provided that the royalty rate to XOMA may not be less than 1.75% of net sales. In addition, the foregoing royalty rates are reduced by 50% with respect to products that are not covered by a valid patent claim in the country of sale. The obligation to pay royalties in a particular country expires upon the later of the expiration date of the last valid claim covering the product and the tenth anniversary of the first commercial sale of the product in such country.
Net Operating Loss Carryforwards
As of December 31, 2018, we had $134.7 million of U.S. federal NOL carryforwards, state NOL carryforwards of $129.1 million and U.S. federal and state research and development tax credit carryforwards of $2.0 million and $0.9 million, respectively, available to reduce future taxable income. Due to our history of losses and lack of other positive evidence, we have determined that it is more likely than not that our deferred tax assets will not be realized, and therefore, the deferred tax assets were fully reduced by a valuation allowance. $119.2 million of the U.S. federal NOL carryforwards and $129.1 million of the state NOL carryforwards expire beginning 2030 through 2038. $15.5 million of the U.S. federal NOL carryforwards will be carried forward indefinitely. These U.S. federal and state tax credit carryforwards expire at various dates beginning in 2029 through 2038, if not utilized. Utilization of the NOLs and general business tax credits carryforwards may be subject to a substantial limitation under Sections 382 and 383 of the Internal Revenue Code of 1986 as amended, which we refer to as the Code, due to changes in ownership of our company that have occurred previously or that could occur in the future. These ownership changes may limit the amount of NOLs and general business tax credits carryforwards that can be utilized annually to reduce future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382 of the Code, results from transactions increasing the ownership of “5-percent Shareholders” (as defined in the Code) in the stock of a corporation by more than 50 percentage points over a three-year period. We have determined that it is more likely than not that our net operating and tax credit amounts disclosed above are subject to a material limitation under Section 382. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, if we generate taxable income, our ability to use our pre-change NOL and tax credits carryforwards to reduce U.S. federal and state taxable income may be subject to limitations, which could result in increased future tax liability to us.

Off-balance Sheet Arrangements
We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this Item.

Item 8.	Financial Statements and Supplementary Data.
Our financial statements, together with the report of our independent registered public accounting firm, appear on pages F-1 through F-35 of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
There has been no change of accountants nor any disagreements with accountants on any matter of accounting principles or practices or financial disclosure required to be reported under this Item.

Item 9A.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Notwithstanding our assessment that, as noted below, our internal control over financial reporting was not effective as of December 31, 2018 related to accounting for business combinations, our management concluded that our disclosure controls and procedures were effective at the reasonable assurance level. The material weakness in our internal control over financial reporting was attributable primarily to our lack of expertise in our finance and accounting group related to the accounting for business combinations.
As more fully discussed below, to remediate the material weakness referenced above, we have implemented or have plans to implement the remediation initiatives described below and will continue to evaluate the remediation and plan to implement additional measures in the future.
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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2018.
Previously Identified Material Weaknesses
As of December 31, 2018 there was a material weakness, identified in 2016, in our controls over the financial reporting process related to business combinations. As a result of a lack of expertise in our finance and accounting group related to the accounting for business combinations, we lacked sufficient review of assumptions used and conclusions reached from the perspective of a typical market participant used in the acquisition valuation model. While we implemented processes and controls in 2017 and 2018 to remediate the material weakness over the review of assumptions related to business combinations, there have been no subsequent business combination transactions since the identification of the material weakness in 2016 that could be tested to provide evidence that the new controls operate effectively. As a result, our management concluded that our internal control over financial reporting was not effective as of December 31, 2018.
Remediation Status
In 2017 and 2018 , we implemented processes and changes to our internal control over financial reporting to remediate the material weakness identified above. These actions included the engagement of independent consultants to aid our review of business combinations. However, there have been no subsequent business combination transactions since the identification of the material weakness in 2016 that could be tested to provide evidence that the new controls operate effectively.
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
Changes in Internal Control over Financial Reporting
Except as described above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this Item will be set forth in our 2019 Proxy Statement to be filed with the SEC within 120 days of December 31, 2018, and is incorporated into this Annual Report on Form 10-K by reference.

Our Board has adopted a written Code of Business Conduct and Ethics applicable to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Code of Business Conduct and Ethics covers fundamental ethical and compliance-related principles and practices such as accurate accounting records and financial reporting, avoiding conflicts of interest, the protection and use of our property and information and compliance with legal and regulatory requirements. A current copy of the code is posted on the Corporate Governance section of our website, which is located at http://www.sesenbio.com. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding any substantive amendment to, or waiver from, a provision of this Code and by posting such information on the website address and location specified above.

Item 11.	Executive Compensation.

The information required by this Item will be set forth in our 2019 Proxy Statement to be filed with the SEC within 120 days of December 31, 2018, and is incorporated into this Annual Report on Form 10-K by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item will be set forth in our 2019 Proxy Statement to be filed with the SEC within 120 days of December 31, 2018, and is incorporated into this Annual Report on Form 10-K by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item will be set forth in our 2019 Proxy Statement to be filed with the SEC within 120 days of December 31, 2018, and is incorporated into this Annual Report on Form 10-K by reference.

Item 14.	Principal Accountant Fees and Services.
The information required by this Item will be set forth in our 2019 Proxy Statement to be filed with the SEC within 120 days of December 31, 2018, and is incorporated into this Annual Report on Form 10-K by reference.

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

3.1	Restated Certificate of Incorporation of Eleven Biotherapeutics, Inc. Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on February 18, 2014 (File No. 001-36296).

3.2	Amended and Restated By-laws of Eleven Biotherapeutics, Inc. Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on April 16, 2015 (File No. 001-36296).

3.3	Certificate of Amendment of Certificate of Incorporation. Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on May 17, 2018 (File No. 001-36296).

3.4	Amendment to Amended and Restated By-laws. Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on May 17, 2018 (File No. 001-36296).

4.1	Specimen Stock Certificate evidencing the shares of common stock. Incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-1/A filed on January 23, 2014 (Reg. No. 333-193131).

4.2
Amended and Restated Investors’ Rights Agreement of Eleven Biotherapeutics, Inc. Incorporated by reference to Exhibit 4.2 to our Registration Statement on Form S-1 filed on December 30, 2013 (Reg. No. 333-193131).

4.3
Registration Rights Agreement, dated as of September 20, 2016 by and among Eleven Biotherapeutics, Inc. and the shareholders named therein. Incorporated herein by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on September 21, 2016 (File No. 001-36296).

4.4
Form of Warrant to Purchase Common Stock, by and between Eleven Biotherapeutics, Inc. and the persons party thereto. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on December 1, 2014 (File No. 001-36296).

4.5
Form of Warrant issued to Silicon Valley Bank and Life Science Loans, LLC dated November 25, 2014. Incorporated by reference to Exhibit 10.23 to our Registration Statement on Form S-1 filed with the SEC on December 19, 2014 (Reg. No. 333-201176).

4.6	Form of Common Warrant. Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on November 3, 2017 (File. No. 001-36296).

4.7	Form of Warrant. Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on March 23, 2018 (File. No. 001-36296).

10.1+	Amended and Restated 2009 Stock Incentive Plan. Incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-1 filed on December 30, 2013 (Reg. No. 333-193131).

10.2+
Form of Incentive Stock Option Agreement under the Amended and Restated 2009 Stock Incentive Plan. Incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-1 filed on December 30, 2013 (Reg. No. 333-193131).

10.3+
Form of Non-statutory Stock Option Agreement under the Amended and Restated 2009 Stock Incentive Plan. Incorporated by reference to Exhibit 10.3 to our Registration Statement on Form S-1 filed on December 30, 2013 (Reg. No. 333-193131).

10.4+
Form of Restricted Stock Agreement under the Amended and Restated 2009 Stock Incentive Plan. Incorporated by reference to Exhibit 10.4 to our Registration Statement on Form S-1 filed on December 30, 2013 (Reg. No. 333-193131).

10.5+	2014 Stock Incentive Plan. Incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-8 POS filed on August 10, 2018 (Reg. No. 333-224959).

10.6+
Form of Incentive Stock Option Agreement under 2014 Stock Incentive Plan. Incorporated by reference to Exhibit 10.6 to our Registration Statement on Form S-1/A filed on January 23, 2014 (Reg. No. 333-193131).

10.7+
Form of Non-statutory Stock Option Agreement under 2014 Stock Incentive Plan. Incorporated by reference to Exhibit 10.7 to our Registration Statement on Form S-1/A filed on January 23, 2014 (Reg. No. 333-193131).

10.8+	Form of Restricted Stock Unit Agreement under 2014 Stock Incentive Plan. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 29, 2015 (File No. 001-36296).

10.9
Form of Indemnification Agreement by and between Sesen Bio, Inc. and each of its directors and executive officers. Incorporated by reference to Exhibit 10.2 to our Registration Statement on our Current Report on Form 8-K filed with the SEC on December 4, 2018 (File No. 001-36296).

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

10.17+
Non-Exclusive Product License Agreement, effective as of October 18, 2005, by and between Micromet AG and Viventia Biotech Inc. Incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 9, 2018 (File No. 001-36296).

10.18+
Non-Exclusive License Agreement, effective as of November 30, 2001, by and between XOMA Ireland Limited and Viventia Biotech Inc. Incorporated herein by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on November 9, 2018 (File No. 001-36296).

10.19+
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

10.21+
Consulting Agreement, dated October 20, 2017, by and between Eleven Biotherapeutics, Inc. and John J. McCabe. Incorporated herein by reference to Exhibit 10.22 to our Annual Report on Form 10-K filed on April 2, 2018 (File No. 001-36296).

10.22+
Employment Agreement dated September 20, 2016 between Eleven Biotherapeutics, Inc. and Stephen A. Hurly. Incorporated herein by reference to Exhibit 10.8 to our Current Report on Form 8-K filed on September 21, 2016 (File No. 001-36296).

10.23+
Separation Agreement and General Release between Stephen Hurly and Sesen Bio, Inc. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 1, 2018 (File No. 001-36296).

10.24+
Employment Agreement, dated August 7, 2018, by and between Sesen Bio, Inc. and Thomas R. Cannell. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 13, 2018 (File No. 001-36296).

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

10.27+
Consulting Agreement, dated October 24, 2017, by and between Eleven Biotherapeutics, Inc. and DeCillis Consulting, LLC. Incorporated herein by reference to Exhibit 10.27 to our Annual Report on Form 10-K filed on April 2, 2018 (File No. 001-36296).

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

10.31
Employment Agreement, dated December 3, 2018, by and between Sesen Bio, Inc. and Dennis Kim, M.D., MPH. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 4, 2018 (File. No. 001-36296).

10.32*	Stock Option Award Agreement, dated August 7, 2018, by and between Sesen Bio, Inc. and Thomas R. Cannell, D.V.M.

10.33*	Stock Option Award Agreement, dated December 3, 2018, by and between Sesen Bio, Inc. and Dennis Kim, M.D.

10.34*	Master Bioprocessing Services Agreement, dated October 4, 2018, between Sesen Bio, Inc. and FUJIFILM Diosynth Biotechnologies U.S.A., Inc.

21.1*	Subsidiaries of Sesen Bio, Inc.

23.1*	Consent of Ernst & Young LLP

31.1*	Rule 13a-14(a) Certification of Principal Executive Officer

31.2*	Rule 13a-14(a) Certification of Principal Financial Officer

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. §1350

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
+	This exhibit is a compensatory plan or arrangement in which our executive officers or directors participate.
†	Confidential treatment requested as to portions of the exhibit. Confidential materials omitted and filed separately with the Securities and Exchange Commission.
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
March 1, 2019
Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Thomas R. Cannell, D.V.M.	Director, President and Chief Executive Officer (Principal Executive Officer)	March 1, 2019
Thomas R. Cannell, D.V.M.

/s/ Richard F. Fitzgerald	Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2019
Richard F. Fitzgerald

/s/ Wendy L. Dixon, Ph.D.	Chair of the Board of Directors	March 1, 2019
Wendy L. Dixon, Ph.D.

/s/ Leslie Dan, B.Sc. Phm,. M.B.A., C.M.	Director	March 1, 2019
Leslie Dan, B.Sc. Phm,. M.B.A., C.M.

/s/ Jay S. Duker, M.D.	Director	March 1, 2019
Jay S. Duker, M.D.

/s/ Jane V. Henderson	Director	March 1, 2019
Jane V. Henderson

/s/ Daniel S. Lynch	Director	March 1, 2019
Daniel S. Lynch

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Sesen Bio, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Sesen Bio, Inc. (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive (loss) income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

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

Boston, Massachusetts
March 1, 2019

SESEN BIO, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$50,422	$14,680
Prepaid expenses and other current assets	1,334	301
Total current assets	51,756	14,981
Property and equipment, net	321	522
Restricted cash	20	10
Intangible assets	46,400	46,400
Goodwill	13,064	13,064
Other assets	—	120
Total assets	$111,561	$75,097
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,367	$907
Accrued expenses	4,746	3,813
Total current liabilities	6,113	4,720
Other liabilities	313	215
Deferred tax liability	12,528	12,528
Contingent consideration	48,400	39,600
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 5,000,000 shares authorized at December 31, 2018 and 2017 and no shares issued and outstanding at December 31, 2018 and 2017	—	—
Common stock, $0.001 par value per share; 200,000,000 shares authorized at December 31, 2018 and 2017 and 77,456,180 and 34,702,565 shares issued and outstanding at December 31, 2018 and 2017, respectively	77	35
Additional paid-in capital	230,154	170,330
Accumulated deficit	(186,024)	(152,331)
Total stockholders’ equity	44,207	18,034
Total liabilities and stockholders’ equity	$111,561	$75,097
See accompanying notes.

SESEN BIO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(in thousands, except per share data)

	Year Ended December 31,
	2018	2017	2016
Revenue:
Collaboration revenue	$—	$—	$406
License revenue	—	425	29,575
Total revenue	—	425	29,981
Operating expenses:
Research and development	14,077	12,510	13,479
General and administrative	11,623	8,070	14,736
Loss (gain) from change in fair value of contingent consideration	8,800	9,100	(1,100)
Total operating expenses	34,500	29,680	27,115
(Loss) income from operations	(34,500)	(29,255)	2,866
Other income (expense):
Other income (expense), net	807	226	(723)
Interest expense	—	—	(247)
Total other income (expense), net	807	226	(970)
Net (loss) income before income taxes	(33,693)	(29,029)	1,896
Provision for income taxes	—	—	5
Net (loss) income and comprehensive (loss) income	$(33,693)	$(29,029)	$1,891
Net (loss) income per share applicable to common stockholders—basic	$(0.55)	$(1.11)	$0.09
Weighted-average number of common shares used in net (loss) income per share applicable to common stockholders—basic	61,774	26,105	21,083
Net (loss) income per share applicable to common stockholders-diluted	$(0.55)	$(1.11)	$0.09
Weighted-average number of common shares used in net (loss) income per share applicable to common stockholders—diluted	61,774	26,105	21,733
See accompanying notes.

SESEN BIO, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount
	(in thousands, except share data)
Balance at December 31, 2015	19,619,124	20	144,126	(125,202)	18,944
Exercise of stock options and vesting of restricted stock awards	810,538	1	268	—	269
Issuance of common stock pursuant to the ESPP	88,871	—	35	—	35
Issuance of common stock in connection with the acquisition of Viventia	4,013,431	4	13,521	—	13,525
Stock-based compensation expense	—	—	4,013	—	4,013
Net income	—	—	—	1,891	1,891
Balance at December 31, 2016	24,531,964	25	161,963	(123,311)	38,677
Cumulative effect of adoption of ASU 2016-09			(9)	9	—
Exercise of stock options and vesting of restricted stock awards	161,453	—	40	—	40
Issuance of common stock pursuant to the ESPP	9,148	—	12	—	12
Issuance of common stock and common stock warrants, net of issuance costs of $1 million	5,525,000	6	6,902	—	6,908
Exercise of pre-funded common stock warrants	4,475,000	4	41	—	45
Stock-based compensation expense	—	—	1,381		1,381
Net loss	—	—	—	(29,029)	(29,029)
Balance at December 31, 2017	34,702,565	35	170,330	(152,331)	18,034
Exercise of stock options and vesting of restricted stock awards	443,443	—	277	—	277
Issuance of common stock pursuant to the ESPP	20,992	—	20	—	20
Exercise of common stock warrants	8,765,496	9	7,306	—	7,315
Issuance of common stock and common stock warrants, net of issuance costs of $5.1 million	33,523,684	33	50,938	—	50,971
Stock-based compensation expense	—	—	1,283		1,283
Net loss	—	—	—	(33,693)	(33,693)
Balance at December 31, 2018	77,456,180	$77	$230,154	$(186,024)	$44,207
See accompanying notes.

SESEN BIO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2018	2017	2016
Operating activities
Net (loss) income	$(33,693)	$(29,029)	$1,891
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	208	285	178
Non-cash interest expense	—	—	26
Stock-based compensation expense	1,283	1,381	4,013
Change in fair value of warrant liability	—	(5)	(110)
Loss (gain) from change in fair value of contingent consideration	8,800	9,100	(1,100)
Loss on extinguishment of debt	—	—	221
Gain on sale of equipment	(5)	(108)	(24)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(913)	164	800
Accounts payable	460	(760)	(742)
Accrued expenses and other liabilities	1,031	1,746	(1,936)
Deferred revenue	—	(425)	19
Due to related party	—	(114)	(698)
Net cash (used in) provided by operating activities	(22,829)	(17,765)	2,538
Investing activities
Cash acquired in acquisition	—	—	136
Sales (purchases) of property and equipment	(2)	98	325
Net cash provided by (used in) investing activities	(2)	98	461
Financing activities
Payments on equipment financing and notes payable	—	—	(14,124)
Proceeds from issuance of common stock and common stock warrants, net of issuance costs	58,286	6,908	—
Proceeds from exercise of common stock options and common stock warrants	277	85	269
Proceeds from sale of common stock pursuant to ESPP	20	12	35
Net cash provided by (used in) financing activities	58,583	7,005	(13,820)
Net decrease in cash, cash equivalents and restricted cash	35,752	(10,662)	(10,821)
Cash, cash equivalents and restricted cash at beginning of period	14,690	25,352	36,173
Cash, cash equivalents and restricted cash at end of period	$50,442	$14,690	$25,352
Supplemental non-cash investing and financing activities
Common stock issued in connection with the acquisition (Note 3)	—	—	13,525
Fair value of assets acquired and liabilities assumed in the acquisition (Note 3):
Fair value of assets acquired in the acquisition, excluding cash	$—	$—	$79,366
Fair value of liabilities assumed in the acquisition	$—	$—	$19,777
Adjustment to fair value of assets acquired and liabilities assumed during provisional period (Note 3)	$—	$14,600	$—
Issuance of warrants to purchase common stock	$—	$2,679	$—
Supplemental cash flow information
Cash paid for interest	$—	$—	$663
See accompanying notes.

SESEN BIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Basis of Presentation
Sesen Bio, Inc. (the “Company”), a Delaware corporation formed on February 25, 2008, is a biologics oncology company primarily focused on designing, engineering and developing targeted fusion protein therapeutics ("TFPTs"). The Company's TFPTs are single protein therapeutics composed of targeting domains genetically fused via peptide linkers to cytotoxic protein payloads that are produced through the Company's proprietary one-step manufacturing process. The Company targets tumor cell surface antigens that allow for rapid internalization into the targeted cancer cell and have limited expression on normal cells. The Company has designed its TFPTs to overcome the fundamental efficacy and safety challenges inherent in existing antibody drug conjugates ("ADCs"), where a payload is chemically attached to a targeting antibody.
Liquidity
The Company has financed its operations to date primarily through private placements of its common stock and preferred stock, and convertible bridge notes, venture debt borrowings, its initial public offering ("IPO"), secondary offerings, sales effected in an "at-the-market" offering, and the License Agreement with Roche. As of December 31, 2018, the Company had cash and cash equivalents totaling approximately $50.4 million, net working capital of $45.6 million and an accumulated deficit of $186.0 million.
Under ASC 205-40, Going Concern, management must evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. This evaluation initially does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented as of the date the financial statements are issued. When substantial doubt exists, management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about the Company’s ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. Generally, to be considered probable of being effectively implemented, the plans must have been approved by the Company’s board of directors ("Board") before the date that the financial statements are issued.
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
To date, the Company has no revenue from product sales and management expects continuing operating losses in the future. As of December 31, 2018, the Company had available cash and cash equivalents of $50.4 million, which it does not believe is sufficient to fund the Company's current operating plan for at least twelve months after the date the consolidated financial statements are issued. Management expects to seek additional funds through equity or debt financings or through additional collaboration, licensing transactions or other sources. The Company may be unable to obtain equity or debt financings or enter into additional collaboration or licensing transactions and, if necessary, the Company will be required to implement cost reduction strategies. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

2. Significant Accounting Policies

SESEN BIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Principles of Consolidation
These consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The consolidated financial statements include the accounts of Sesen Bio, Inc., its wholly owned subsidiary, Viventia Bio Inc., and its indirect subsidiaries, Viventia Bio USA Inc. and Viventia Biotech (EU) Limited. All inter-company transactions and balances have been eliminated in consolidation.
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
Revenue Recognition
The Company recognizes revenue in accordance with ASC 606, which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. The new standard was effective on January 1, 2018 and the Company adopted this standard using the modified retrospective approach. As a result of this adoption, no amounts were recorded as a cumulative effect adjustment to accumulated deficit as of January 1, 2018. We enter into collaboration agreements with strategic partners for the development and commercialization of product candidates which are within the scope of ASC 606. Under these agreements, we license rights to certain of the our product candidates and may complete other performance obligations, such as the delivery of drug product or research and development services. The terms of these arrangements typically include payment of non-refundable upfront fees, milestone payments, and royalties on net sales of licensed products and may also contain additional payment provisions.
Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine the appropriate amount of revenue to be recognized for arrangements determined to be within the scope of ASC 606, we perform the following five steps: (i) identification of the promised goods or services in the contract, (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contact, (iii) measurement of the transaction price, including the constraint on variable consideration, (iv) allocation of the transaction price to the performance obligations, and (v) recognition of revenue when we satisfy each performance obligation. We only applie the five-step model to contracts when it is probable that the entity will collect consideration it is entitled to in exchange for the goods or services it transfers to the customer.
We estimate the transaction price based on the amount expected to be received for transferring the promised goods or services in the contract. The consideration may include fixed consideration or variable consideration. At the inception of each arrangement that includes variable consideration, we evaluate the amount of potential payments and the likelihood that the payments will be received. We utilize either the most likely amount method or expected amount method to estimate the amount expected to be received based on which method best predicts the amount expected to be received. The amount of variable consideration which is included in the transaction price may be constrained, and is included in the transaction price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period.

SESEN BIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Our contracts include development and regulatory milestone payments which are assessed under the most likely amount method and constrained if it is probable that a significant revenue reversal would occur. At the end of each reporting period, we re-evaluate the probability of achievement of such milestones and any related constraint, and if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenue in the period of adjustment.

For arrangements that include sales-based royalties, including milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, we recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). To date, we have not recognized any consideration related to sales-based royalty revenue resulting from any of the our collaboration arrangements.

We allocates the transaction price based on the estimated stand-alone selling price of each of the performance obligations. We must develop assumptions that require judgment to determine the stand-alone selling price for each performance obligation identified in the contract.

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

SESEN BIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Share-based payments issued to non-employees are recorded at their fair values, and are periodically revalued as the equity instruments vest and are recognized as expense over the related service period in accordance with the provisions of ASC 718 and ASC Topic 505-50, Equity-Based Payments to Non-Employees. For equity instruments granted to non-employees, the Company recognizes stock-based compensation expense on a straight-line basis. Share-based expense related to non-employees during the years presented is immaterial.
During the years ended December 31, 2018, 2017 and 2016, the Company recorded stock-based compensation expense, which was allocated as follows in the consolidated statements of operations and comprehensive (loss) income (in thousands):

	Year Ended December 31,
	2018	2017	2016
Research and development expense	$505	$404	$1,455
General and administrative expense	778	977	2,558
	$1,283	$1,381	$4,013
No related tax benefits were recognized for the years ended December 31, 2018, 2017 and 2016.
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
The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740, Income Taxes. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. As of December 31, 2018 and 2017, the Company did not have any significant uncertain tax positions.
Comprehensive (Loss) Income
Comprehensive (loss) income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the years ended December 31, 2018, 2017 and 2016, comprehensive (loss) income was equal to net (loss) income.
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
Fair Value of Financial Instruments
The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels as follows: Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities; Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly; and Level 3 inputs are unobservable inputs that reflect the Company’s own assumptions about what the assumptions market

SESEN BIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

participants would use in pricing the asset or liability. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.
The following table presents information about the Company’s financial assets and liabilities that have been measured at fair value, and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value. The Company determines the fair value of the contingent consideration (See Note 3) using Level 3 inputs.
The following table summarizes the assets and liabilities measured at fair value on a recurring basis at December 31, 2018 (in thousands):

Description	December 31, 2018	Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$50,422	$50,422	$—	$—
Restricted cash	20	20	—	—
Total assets	$50,442	$50,442	$—	$—
Liabilities:
Contingent consideration	48,400	—	—	48,400
Total liabilities	$48,400	$—	$—	$48,400
The following table summarizes the assets and liabilities measured at fair value on a recurring basis at December 31, 2017 (in thousands):

Description	December 31, 2017	Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$14,680	$14,680	$—	$—
Restricted cash	10	10	—	—
Total assets	$14,690	$14,690	$—	$—
Liabilities:
Contingent consideration	39,600	—	—	39,600
Total liabilities	$39,600	$—	$—	$39,600
The carrying amounts reflected in the balance sheets for prepaid expenses and other current assets, other assets, accounts payable and accrued expenses approximate their fair values at December 31, 2018 and 2017, due to their short-term nature.
There have been no changes to the valuation methods used during the years ended December 31, 2018 and 2017. The Company evaluates transfers between levels at the end of each reporting period. There were no transfers of assets or liabilities between levels during the years ended December 31, 2018 and 2017.
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

SESEN BIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
The consideration for the Company’s business acquisitions includes future payments that are contingent upon the occurrence of a particular event or events. The obligations for such contingent consideration payments are recorded at fair value on the acquisition date. The contingent consideration obligations are then evaluated each reporting period. Changes in the fair value of contingent consideration obligations, other than changes due to payments, are recognized as a gain or loss on fair value remeasurement of contingent consideration in the consolidated statements of operations and comprehensive (loss) income.
Indefinite-Lived Intangible Assets
In accordance with ASC Topic 350, Intangibles — Goodwill and Other (“ASC 350”), during the period that an asset is considered indefinite-lived, such as in-process research and development (“IPR&D”), it will not be amortized. Acquired IPR&D represents the fair value assigned to research and development assets that have not reached technological feasibility. The value assigned to acquired IPR&D is determined by estimating the costs to develop the acquired technology into commercially viable products, estimating the resulting revenue from the projects, and discounting the net cash flows to present value. The revenue and costs projections used to value acquired IPR&D are, as applicable, reduced based on the probability of success of developing a new drug. Additionally, the projections consider the relevant market sizes and growth factors, expected trends in technology, and the nature and expected timing of new product introductions by the Company and its competitors. The rates utilized to discount the net cash flows to their present value are commensurate with the stage of development of the projects and uncertainties in the economic estimates used in the projections. Upon the acquisition of IPR&D, the Company completes an assessment of whether its acquisition constitutes the purchase of a single asset or a group of assets. Multiple factors are considered in this assessment, including the nature of the technology acquired, the presence or absence of separate cash flows, the development process and stage of completion, quantitative significance and the rationale for entering into the transaction. Indefinite-lived assets are maintained on the Company’s consolidated balance sheet until either the project underlying it is completed or the asset becomes impaired. Indefinite-lived assets are tested for impairment on an annual basis, or whenever events or changes in circumstances indicate the reduction in the fair value of the IPR&D asset is below its respective carrying amount. If the Company determines that an impairment has occurred, a write-down of the carrying value and an impairment charge to operating expenses in the period the determination is made is recorded. When development of an IPR&D asset is complete, the associated asset would be deemed finite-lived and would then be amortized over its respective estimated useful life at that point.
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
Impairment of Long-Lived Assets
The Company periodically evaluates its long-lived assets for potential impairment in accordance with ASC Topic 360, Property, Plant and Equipment. Potential impairment is assessed when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Recoverability of these assets is assessed based on undiscounted

SESEN BIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

expected future cash flows from the assets, considering a number of factors, including past operating results, budgets and economic projections, market trends and product development cycles. If impairments are identified, assets are written down to their estimated fair value. The Company recognized a de minimis amount of impairment charges in the year ended December 31, 2017 related to the strategic restructuring of the Company in August 2017. The Company did not recognize any impairment charges for the years ended December 31, 2018 and 2016, respectively.
Warrant Liability
The Company accounts for warrant instruments that either conditionally or unconditionally obligate the issuer to transfer assets as liabilities regardless of the timing of the redemption feature or price, even though the underlying shares may be classified as permanent or temporary equity. Certain warrants, issued in December 2014, were subject to revaluation at each balance sheet date, and any changes in fair value were recorded as a component of other income (expense), until the earlier of their exercise or expiration or upon the completion of a liquidation event. These warrants expired un-exercised in December 2017.
Contingent Consideration
In connection with the acquisition of Viventia Bio Inc., the Company recorded contingent consideration pertaining to the amounts potentially payable to Viventia Bio Inc.'s Selling Shareholders pursuant to the Share Purchase Agreement (See Note 3). Contingent consideration is measured at fair value and is based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The valuation of contingent consideration uses assumptions the Company believes would be made by a market participant. The Company assesses these estimates on an on-going basis as additional data impacting the assumptions is obtained. Future changes in the fair value of contingent consideration related to updated assumptions and estimates are recognized within the consolidated statements of operations and comprehensive (loss) income.
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

Beginning balance, January 1, 2018	$39,600
Loss from change in fair value of contingent consideration	8,800
Ending balance, December 31, 2018	$48,400
The fair value of the Company’s contingent consideration was determined using probabilities of successful achievement of regulatory milestones and commercial sales, the period in which these milestones and sales are expected to be achieved ranging from 2020 to 2033, the level of commercial sales of Vicinium, and discount rates ranging from 8.3% to 10.5% as of December 31, 2017 and 6.6% to 13.7% as of December 31, 2018. Significant changes in any of these assumptions would result in a significantly higher or lower fair value measurement.
Segment Information
Operating segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions on how to allocate resources and assess performance. The Company views its operations and manages its business in one operating segment. As of December 31, 2018 and 2017, long-lived assets comprised of property and equipment of $0.3 million and $0.5 million, respectively, substantially all held in Canada.
Subsequent Events

SESEN BIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

	Year ended December 31,
	2018	2017	2016
Stock options	—	—	650,109
The following common stock equivalents were excluded from the calculation of diluted net (loss) income per share for the periods indicated because including them would have had an anti-dilutive effect or the exercise prices were greater than the average market price of the common shares.

	Year ended December 31,
	2018	2017	2016
Stock options	3,941,947	2,695,796	1,374,359
Unvested restricted stock	—	4,430	22,150
Restricted stock units	—	—	3,333
Common stock warrants	9,257,632	10,055,000	926,840
	13,199,579	12,755,226	2,326,682
Recently Adopted Accounting Standards
In May 2014, FASB issued Accounting Standards Update ("ASU") No. 2014-09, codified as Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers ("ASC 606"), which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. The new standard was effective on January 1, 2018 and the Company adopted this standard using the modified retrospective approach. As a result of this adoption, no amounts were recorded as a cumulative effect adjustment to accumulated deficit as of January 1, 2018.
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
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 was effective for annual and interim periods beginning after December 15, 2017, with early adoption permitted. The Company adopted this standard effective January 1, 2018. Upon adoption of ASU 2016-18, the Company applied the retrospective transition method for each period presented and included $10,000 and $20,000 of restricted cash in the beginning-of-period and end-of-period cash, cash equivalents and

SESEN BIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

restricted cash balance, respectively, in the condensed consolidated statement of cash flows for the year ended December 31, 2018. A reconciliation of cash, cash equivalents and restricted cash for each period presented is provided in Note 17 to these consolidated financial statements.
On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted in the United States. The Act reduces the U.S. federal corporate tax rate from 34% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. In December 2017, the SEC issued guidance under Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act directing taxpayers to consider the impact of the U.S. legislation as “provisional” when it does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the change in tax law. The Company did not record any adjustments in the year ended December 31, 2018 to these provisional amounts that were material to its financial statements. As of December 31, 2018, the Company’s accounting treatment is complete.
Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), or ASU 2016-02. ASU 2016-02 addresses the financial reporting of leasing transactions. Under current guidance for lessees, leases are only included on the balance sheet if certain criteria, classifying the agreement as a capital lease, are met. This update will require the recognition of a right-of-use asset and a corresponding lease liability, discounted to the present value, for all leases that extend beyond 12 months. For operating leases, the asset and liability will be expensed over the lease term on a straight-line basis, with all cash flows included in the operating section of the statement of cash flows. For finance leases, interest on the lease liability will be recognized separately from the amortization of the right-of-use asset in the statement of operations and the repayment of the principal portion of the lease liability will be classified as a financing activity while the interest component will be included in the operating section of the statement of cash flows. This guidance is effective for annual and interim reporting periods beginning after December 15, 2018. The Company is finalizing its implementation efforts to comply the guidance of ASU No. 2016-02. Through these implementation efforts, the Company has elected to apply the package of practical expedients, the practical expedient to not apply the recognition requirements of FASB ASU No. 2016-02 to short-term leases, and the practical expedient allowing for an accounting policy election to choose not to separate non-lease components from lease components for certain classes of assets, and instead to account for each non-lease component with its associated lease component as a single lease component. The Company did not elect to apply the hindsight practical expedient, and adopted ASU No. 2016-02 on January 1, 2019 using the transition expedient. The Company estimates the right-of-use assets and lease liabilities for existing leases as of December 31, 2018 to be recorded on the Company's consolidated balance sheet on January 1, 2019 to be approximately $0.1 million to $0.4 million. No impact is expected to the Company's consolidated statements of operations or consolidated statement of cash flows.
In January 2017, the FASB issued Accounting Standards Update No. 2017-04, Simplifying the Test for Goodwill Impairment ("ASU 2017-04"). ASU 2017-04 simplifies the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. ASU 2017-04 is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019, and should be applied on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We do not expect an impact upon adoption of ASU 2017-04 on our consolidated financial statements.

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

SESEN BIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In addition, under the Share Purchase Agreement, the Company is obligated to pay to the Selling Shareholders certain post-closing contingent cash payments upon the achievement of specified milestones and based upon net sales, in each case subject to the terms and conditions set forth in the Share Purchase Agreement, including: (i) a one-time milestone payment of $12.5 million payable upon the first sale of Vicinium (the “Purchased Product”), in the United States; (ii) a one-time milestone payment of $7.0 million payable upon the first sale of the Purchased Product in any one of certain specified European countries; (iii) a one-time milestone payment of $3.0 million payable upon the first sale of the Purchased Product in Japan; and (iv) and quarterly earn-out payments equal to two percent (2%) of net sales of the Purchased Product during specified earn-out periods. Such earn-out payments are payable with respect to net sales in a country beginning on the date of the first sale in such country and ending on the earlier of (i) December 31, 2033 and (ii) fifteen years after the date of such sale, subject to early termination in certain circumstances if a biosimilar product is on the market in the applicable country (collectively, the "Contingent Consideration"). Under the Share Purchase Agreement, the Company, its affiliates, licensees and subcontractors are required to use commercially reasonable efforts, for the first seven years following the closing of the Acquisition, to achieve marketing authorizations throughout the world and, during the applicable earn-out period, to commercialize the Purchased Product in the United States, France, Germany, Italy, Spain, United Kingdom, Japan, China and Canada. Certain of these payments are payable to individuals or affiliates of individuals that became employees or members of the Company's Board.
Each of the Company, Viventia and the Selling Shareholders has agreed to customary representations, warranties and covenants in the Share Purchase Agreement. The Share Purchase Agreement also includes indemnification obligations in favor of the Company from the Selling Shareholders, including for breaches of representations, warranties, covenants and agreements made by Viventia and the Selling Shareholders in the Share Purchase Agreement. In connection with the closing of the Acquisition, the Company deposited 401,343 shares of its common stock (representing approximately 10% of the Company's common stock portion of the aggregate closing consideration owed to the Selling Shareholders pursuant to the Share Purchase Agreement) into an escrow fund for a period of fifteen months for the purposes of securing the indemnification obligations of the Selling Shareholders to the Company for any and all losses for which the Company is entitled to indemnification pursuant to the Share Purchase Agreement. The Share Purchase Agreement also includes indemnification obligations in favor of the Selling Shareholders from the Company, including for breaches of representations, warranties, covenants and agreements made by the Company in the Share Purchase Agreement. During 2017, all such shares of common stock were released from escrow and delivered to the Selling Shareholders.
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
The Company finalized its purchase accounting for the Acquisition during the third quarter of 2017 based on the best estimates of the Company. The consideration for the Acquisition and the final allocation of the purchase consideration presented was updated to reflect new information related to facts and circumstances which existed as of the Acquisition Date. The changes in assumptions were primarily due to additional information gathered regarding the potential market for Vicinium outside of the U.S., which resulted in adjustments to the fair value of contingent consideration as of the Acquisition Date and the in-process research and development assets for Vicinium in the European Union ("E.U.") and the rest of world. The assumptions related to the U.S. market were not updated as sufficient information had previously been gathered to support this estimate. The update of these assumptions also had an effect on the discount rate and certain other valuation assumptions used to value the acquired assets due to an adjustment in the Company specific risk factors, which effected the in-process research and development assets for Vicinium in the U.S., E.U., and the rest of world. As a result of these changes, the Company updated (1) the fair value of the in-process research and development assets for Vicinium, which resulted in a reduction in the fair value of the in-process research and development asset for Vicinium in the rest of the world to a de minimus amount, (2) the fair value of the contingent consideration, and (3) the related deferred tax liability and goodwill.

SESEN BIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

The revised fair values of indefinite-lived intangible assets, deferred tax liability and goodwill noted above did not have an impact on the Company’s consolidated statement of operations and comprehensive (loss) income, as the effected assets are not amortized. The Company is required to revalue its contingent consideration at each balance sheet date. As such, changes in the fair value of contingent consideration since the Acquisition Date due to updated assumptions and estimates are recognized within the consolidated statements of operations and comprehensive (loss) income.
The deferred tax liability of $12.5 million primarily relates to the potential future impairments or amortization associated with IPR&D intangible assets, which is not deductible for tax purposes, and which cannot be used as a source of income to realize deferred tax assets. As a result, the Company recorded the deferred tax liability with an offset to goodwill.

The amount allocated to the IPR&D is considered to be indefinite-lived until the completion or abandonment of the associated research and development efforts. As of December 31, 2018, there was no impairment related to the IPR&D.
The Company allocated the excess of the purchase price over the identifiable intangible assets to goodwill. Such goodwill is not deductible for tax purposes and represents the value placed on expected synergies and deferred tax liabilities recognized in connection with the Acquisition. As of December 31, 2018, there was no impairment of goodwill. All goodwill has been assigned to the Company’s single reporting unit.
These fair value measurements were based on significant inputs not observable in the market and thus represent Level 3 fair value measurements.

SESEN BIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Year Ended December 31,
2016
Revenue	$29,981
Net loss	(3,026)
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
The Company accounted for this agreement pursuant to ASC Topic 605-25. The Company received a $1.75 million upfront payment and subsequent payments to perform activities under the Collaboration and License Agreement at a set rate per full-time equivalent person working on collaboration activities. The Company was recognizing the arrangement consideration using the proportional performance method, by which the amounts were recognized in proportion to the costs incurred based on full time equivalent personnel efforts. Subsequent to the amendment in November 2015, the Company was recognizing revenue on a straight-line basis over the remaining performance period. The Company recorded revenue of $0.4 million for the year ended December 31, 2016. No revenue was recorded for the years ended December 31, 2018 and 2017. No further amounts are expected to be recognized in the future related to this arrangement. The costs incurred by the Company related to the research activities were recorded as research and development expense in the consolidated statement of operations and comprehensive (loss) income.
5. License Agreement with Roche

SESEN BIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Under the License Agreement, Roche is required to continue developing EBI-031 and any other product made from the Licensed Intellectual Property that contains an IL-6 antagonist anti-IL-6 monoclonal antibody (a “Licensed Product”), and pursue ongoing patent prosecution, at its cost.
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

SESEN BIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
During 2016, the basic revenue recognition criteria was met for all units of accounting except for the transfer of pre-clinical inventory and the Company recognized $29.6 million in revenue. During 2017, the Company transferred the remaining pre-clinical inventory to Roche and accordingly, recognized $0.4 million in revenue related to the License Agreement.

The License Agreement is subject to the provisions of ASC 606, which was adopted effective January 1, 2018 utilizing a modified retrospective method. The Company concluded that all performance obligations had been achieved as of the adoption date and therefore the full transaction price was considered earned. The transaction price was determined to be the$30.0 million received in 2016. Additional consideration to be paid to the Company upon the achievement of certain milestones will be included if it is expected that the amounts will be received and the amounts would not be subject to a constraint. As of the date of the adoption, no amounts were expected to be received from the achievement of any milestones due to the nature of the milestones and the development status of the product candidates at the time of the adoption. As a result, there were no amounts required to be recorded as a cumulative adoption adjustment as the consideration recognized under ASC 606 was consistent with the amounts recognized under the previous accounting literature.

As of December 31, 2018, the Company concluded that there would be no adjustments to the transaction price as the Company continued to not expect any amounts to be received from any milestones within the License Agreement. This is due to the nature of the milestones and the development status of the product candidates at the time of the adoption. As a result, no revenue was recognized during the year ended December 31, 2018 as all performance obligations had been previously achieved and there was no change in the transaction price during the period. No revenue would have been recognized under the previous accounting literature as no milestones were achieved in the period, which was the revenue recognition criteria under the previous accounting literature.
6. Property and Equipment
Property and equipment and related accumulated depreciation are as follows (in thousands):

	Estimated Useful Life (Years)	December 31,
		2018	2017
Lab equipment	5	$443	$443
Furniture and fixtures	4	16	16
Computer equipment	3	80	73
Software	3	28	28
Leasehold improvements	Lesser of useful life or remaining lease term	293	293
		860	853
Less accumulated depreciation and amortization		(539)	(331)
Total property and equipment, net		$321	$522
Depreciation expense amounted to $208,000, $285,000 and $178,000 for the years ended December 31, 2018, 2017 and 2016, respectively. During the years ended December 31, 2018 and 2017, the Company disposed/sold property and equipment with a

SESEN BIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

net book value of $0 and $0, respectively, for proceeds of $5,000 and $98,000, respectively. During the years ended December 31, 2018 and 2017, the Company purchased equipment for $7,000 and $10,000, respectively.
7. Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	December 31,
	2018	2017
Development costs	$2,928	$2,581
Employee compensation (including reduction in workforce)	1,045	735
Severance to former CEO	278	—
Professional fees	464	463
Other	31	34
	$4,746	$3,813
8. Indebtedness
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
9. Commitments and Contingencies
Operating Leases
The Company leases a manufacturing facility located in Winnipeg, Manitoba Canada, which consists of an approximately 31,100 square foot manufacturing, laboratory, warehouse and office facility, under a five year renewable lease through September 2020 with a right to renew the lease for one subsequent five-year term. The minimum monthly rent under this lease is approximately $12,400 per month. We also expect to incur approximately $13,300 in related operating expenses per month. Rent expense under this lease, including the related operating costs, was $297,000 for the year ended December 31, 2018, $320,000 for the year ended December 31, 2017 and $86,000 for the period beginning on the Acquisition Date through December 31, 2016.
The Company leased its former corporate headquarters in Cambridge, Massachusetts under an operating lease that was scheduled to expire on April 30, 2018. On October 14, 2016, the Company and the landlord mutually agreed to terminate the lease and voluntarily surrender the premises. The Company recorded $565,000 in rent expense for the year ended December 31, 2016 for this lease.
The Company leases its current corporate headquarters in Cambridge, Massachusetts under a lease that was originally executed in October 2016, and was renewed in December 2018 for a term of four months. The minimum monthly rent for this office space is approximately $10,000 per month. The Company recorded $148,000 in rent expense for the year ended December 31, 2018 for this lease.
The Company leased office space in Willow Grove, PA, where it occupied office space under a one-year lease that was executed in May 2017 and terminated in April 2018. The minimum monthly rent under this lease was approximately $2,200 per month. The Company recorded approximately $9,000 in rent expense for the year ended December 31, 2018 for this lease.
The Company leases office space in Philadelphia, PA, where it occupies office space under a lease that was executed in December 2017 and had an initial term of six months. The lease has been amended several times and currently the term

SESEN BIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

extends through August 2019. Currently, the minimum monthly rent under this lease is approximately $20,500 per month. The Company recorded $179,000 in rent expense for the year ended December 31, 2018 for this lease.
The minimum aggregate future lease commitment at December 31, 2018 is as follows (in thousands):

2019 (1)	$295
2020	107
2021	—
$402

(1) We canceled certain leases effective March 31, 2019 and therefore no amounts have been included subsequent to that date.
The Company also occupies office space in Toronto, Ontario, Canada with rent of approximately $2,000 per month, on a month-to-month lease, which can be terminated by either party by giving 30 days written notice. These payments are not included in the minimum aggregate future lease commitments above. This lease was terminated in December 2018 with an effective termination date of December 31, 2018.

In February 2016, the FASB issued ASU 2016-02 which addresses the financial reporting of leasing transactions. Under current guidance for lessees, leases are only included on the balance sheet if certain criteria, classifying the agreement as a capital lease, are met. This update will require the recognition of a right-of-use asset and a corresponding lease liability, discounted to the present value, for all leases that extend beyond 12 months. For operating leases, the asset and liability will be expensed over the lease term on a straight-line basis, with all cash flows included in the operating section of the statement of cash flows. For finance leases, interest on the lease liability will be recognized separately from the amortization of the right-of-use asset in the statement of operations and the repayment of the principal portion of the lease liability will be classified as a financing activity while the interest component will be included in the operating section of the statement of cash flows. This guidance is effective for annual and interim reporting periods beginning after December 15, 2018. The Company is finalizing its implementation efforts to comply the guidance of ASU No. 2016-02. Through these implementation efforts, the Company has elected to apply the package of practical expedients, the practical expedient to not apply the recognition requirements of FASB ASU No. 2016-02 to short-term leases, and the practical expedient allowing for an accounting policy election to choose not to separate non-lease components from lease components for certain classes of assets, and instead to account for each non-lease component with its associated lease component as a single lease component. The Company did not elect to apply the hindsight practical expedient, and will adopt ASU No. 2016-02 on January 1, 2019 using the transition expedient. The Company estimates the right-of-use assets and lease liabilities for existing leases as of December 31, 2018 to be recorded on its consolidated balance sheet on January 1, 2019 to be approximately $0.1 million to $0.4 million. No impact is expected to its consolidated statements of operations or its consolidated statement of cash flows.
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

SESEN BIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The University of Zurich

The Company has an exclusive license agreement with the University of Zurich ("Zurich"), which grants the Company an exclusive license, with the right to sublicense, to make, have made, use and sell under certain patents primarily directed to the Company's targeting agent, including EpCAM chimera, and related immunoconjugates and methods of use and manufacture of the same. These patents cover some key aspects of the Company’s product candidate Vicinium. The Company is obligated to pay $750,000 in milestone payments for its first product candidate in the event it reaches the applicable clinical development milestones. As part of the consideration, the Company is also obligated to pay up to a 4% royalty on the net product sales for any products that are covered by the applicable Zurich patent rights. The Company has the right to reduce the amount of royalties owed to Zurich if the total royalty rate owed by the Company to Zurich and any other third party is 10% or greater, provided that the royalty rate may not be less than 2% of net sales. The obligation to pay royalties in a particular country expires upon the expiration, lapse or abandonment of the last of the Zurich patent rights that covers the manufacture, use or sale of a product and there is no obligation to pay royalties in a country if there is no patent rights that cover the manufacture, use or sale of a product.

License Agreement with Micromet
The Company has a license agreement with Micromet AG, or Micromet, now part of Amgen, Inc., which grants it nonexclusive rights, with certain sublicense rights, for know-how and patents allowing exploitation of certain single chain antibody products. These patents cover some key aspects of Vicinium. Under the terms of the agreement, the Company may be obligated to pay up to €3.6 million in milestone payments, for the first product candidate that achieves applicable clinical development milestones. Based on current clinical status, the Company anticipates that certain of these milestones may be triggered by Vicinium’s clinical development pathway. The Company is also required to pay up to a 3.5% royalty on the net sales for products covered by the agreement, which includes Vicinium. The royalty rate owed to Micromet in a particular country will be reduced to 1.5% if there are no valid claims covering the product in that country. The obligation to pay royalties in a particular country expires upon the later of the expiration date of the last valid claim covering the product and the tenth anniversary of the first commercial sale of the product in such country. Finally, the Company is required to pay to Micromet an annual license maintenance fee of €50,000, which can be credited towards any royalty payment we owe to Micromet.

License Agreement with XOMA
The Company has a license agreement with XOMA Ireland Limited, or XOMA, which grants it non-exclusive rights to certain XOMA patent rights and know-how related to certain expression technology, including plasmids, expression strains, plasmid maps and production systems. These patents and related know-how cover some key aspects of Vicinium. Under the terms of the agreement, the Company is required to pay up to $250,000 in milestone payments for a product candidate that incorporates know-how under the license and achieves applicable clinical development milestones. Based on current clinical status, the Company anticipates that these milestones may be triggered by Vicinium’s clinical development pathway. The Company is also required to pay a 2.5% royalty on the net sales for products incorporating XOMA’s technology, which includes Vicinium. The Company has the right to reduce the amount of royalties owed to XOMA on a country-by-country basis by the amount of royalties paid to other third parties, provided that the royalty rate to XOMA may not be less than 1.75% of net sales. In addition, the foregoing royalty rates are reduced by 50% with respect to products that are not covered by a valid patent claim in the country of sale. The obligation to pay royalties in a particular country expires upon the later of the expiration date of the last valid claim covering the product and the tenth anniversary of the first commercial sale of the product in such country.

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

SESEN BIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Reserved for Future Issuance
The Company has reserved the following shares of common stock:

	As of December 31,
	2018	2017
Unvested restricted stock	—	4,430
Options to purchase common stock	5,942,884	3,879,535
Warrants to purchase common stock	9,257,632	10,055,000
Employee stock purchase plan	38,469	59,461
	15,238,985	13,998,426
Secondary Public Offerings
On November 1, 2017, the Company raised approximately $7.0 million of net proceeds from the sale of 5,525,000 units (each unit consisting of one share of common stock and one common warrant to purchase one share of common stock) and 4,475,000 pre-funded units (each pre-funded unit consisting of one pre-funded warrant to purchase one share of common stock and one common warrant to purchase one share of common stock) at a purchase price of $0.80 per unit and $0.79 per pre-funded unit (the "November 2017 Financing"). Each common warrant contained in a unit or pre-funded unit has an exercise price of $0.80 per share and is exercisable immediately and will expire five years from the date of issuance. Each pre-funded warrant

SESEN BIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

contained in a pre-funded unit was exercisable for one share of common stock and the exercise price was $0.01 per share. As of December 31, 2018, the Company had issued 4,475,000 shares of the Company’s common stock pursuant to the exercise of all of the pre-funded warrants sold in connection with the November 2017 Financing.
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
In addition, the Company received proceeds of $7.3 million from the issuance of 8,765,496 shares of its common stock upon the cash exercise of common stock purchase warrants issued in connection with (i) its underwritten public offering in November 2017 Financing and (ii) its private placement of common stock purchase warrants in the March 2018 Financing during the year ended December 31, 2018.
11. Common Stock Warrants
On November 25, 2014, the Company issued the Warrants to purchase a total of 27,500 shares of common stock to SVB and Life Science Loans, LLC at an exercise price of $11.04 per share in connection with the Second Loan Modification Agreement (See Note 8). In connection with the Company's drawdown of an additional $5.0 million pursuant to the Loan Agreement in May 2015, the Warrants automatically became exercisable for the purchase of an additional 27,500 shares of common stock at a per share exercise price of $11.83. The Warrants are exercisable immediately and have a ten-year life. The Warrants were initially valued at $0.3 million each using the Black-Scholes option-pricing model. As of December 31, 2018, all 55,000 warrants remain un-exercised.
On December 2, 2014, the Company issued warrants to purchase 871,840 shares of common stock at an exercise price of $15.00 per share in connection with a private placement of common stock (the "PIPE Warrants"). The PIPE Warrants were exercisable immediately and had a three-year life. Upon certain events, the Company was required to settle the PIPE Warrants for cash. As a result, the Company had classified the PIPE Warrants as a liability. The PIPE Warrants expired un-exercised in December 2017.
The Company allocated $3.0 million to the PIPE Warrants with the residual proceeds allocated to the common stock. The fair value of the PIPE Warrants was determined using the Black-Scholes option pricing model. The fair value of the PIPE Warrants was re-measured at each reporting date using then-current assumptions with changes in fair value charged to other income (expense) on the statements of operations and comprehensive (loss) income. The following assumptions were used in valuing the PIPE Warrants:

December 31, 2016
Risk-free interest rate	0.85%
Expected dividend yield	—%
Expected term (in years)	0.92
Expected volatility	83.39%
On November 1, 2017, the Company issued warrants (the "November 2017 Warrants") to purchase a total of 10,000,000 shares of common stock at an exercise price of $0.80 per share. Each of the November 2017 Warrants is exercisable immediately and will expire five years from the date of issuance. The warrants were concluded to be equity classified and recorded to Additional Paid-in Capital. As of December 31, 2018, a total of 1,991,687 warrants remain un-exercised.

SESEN BIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

On March 23, 2018, the Company issued warrants to purchase a total of 7,968,128 shares of common stock at an exercise price of $1.20 per share. Each of the March 2018 Warrants were purchased at a price of $0.125 per warrant and, subject to certain ownership limitations, the common stock purchase warrants issued were exercisable immediately upon issuance at an exercise price of $1.20 per share of common stock. The warrants were concluded to be equity classified and recorded to Additional Paid-in Capital. The common stock warrants are exercisable for five years from March 23, 2018. As of December 31, 2018, a total of 7,210,945 remain un-exercised.
12. Share-Based Payments
2009 Stock Incentive Plan
The Company maintains the Sesen Bio, Inc. 2009 Stock Incentive Plan (the “2009 Plan”), as amended and restated, for employees, directors, consultants, and advisors to the Company. Upon the closing of the Company’s IPO in February 2014, the Company ceased granting stock incentive awards under the 2009 Plan. The 2009 Plan provided for the grant of incentive and non-qualified stock options and restricted stock grants as determined by the Board. Under the 2009 Plan, stock options could not be granted at less than fair value on the date of the grant. Furthermore, the exercise price of incentive stock options granted to an employee, who, at the time of grant, is a 10% shareholder, could not be less than 110% of the fair value on the date of grant.
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
2014 Stock Incentive Plan
In December 2013, the Company’s 2014 Stock Incentive Plan (the “2014 Plan”) was adopted by the Board and was approved by the Company’s stockholders in January 2014. The 2014 Plan became effective immediately prior to the closing of the Company’s IPO in February 2014. The 2014 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock units, stock appreciation rights and other stock-based awards. The number of shares of the Company’s common stock reserved for issuance under the 2014 Plan is the sum of (1) 708,661 shares, plus (2) the number of shares (up to 1,347,821 shares) equal to (a) 1,586 shares (representing the number of shares reserved for issuance under the 2009 Plan that remained available for future issuance as of the effectiveness of the 2014 Plan) and (b) the number of shares of the Company’s common stock subject to outstanding awards under the Company’s 2009 Plan that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased without having been fully exercised or resulting in any common stock being issued, plus (3) an annual increase, to be added on the first day of each fiscal year, equal to the lowest of 1,102,362 shares of the Company’s common stock, 4% of the number of shares of the Company’s common stock outstanding on the first day of the applicable fiscal year and an amount determined by the Company’s Board. On January 1, 2018, the Company increased the number of shares reserved for issuance under the 2014 Plan by 1,102,362 shares. As of December 31, 2018, the total number of shares of common stock available for grant under the 2014 Plan was 2,000,937.
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
These stock options were granted with an effective grant date of September 20, 2016 and an exercise price of $3.37 per share (the closing price per share of the Company's common stock on September 20, 2016) as an inducement to each recipient in connection with his employment. The inducement equity awards were approved and recommended by the Company's Compensation Committee, approved by the Board and were made as an inducement material to each recipient's acceptance of employment with the Company in accordance with Nasdaq Listing Rule 5635(c)(4). Effective as of August 7, 2018, Stephen A.

SESEN BIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Hurly departed as the President and Chief Executive of the Company. In connection with his departure, a total of 350,000 inducement equity awards previously granted to Mr. Hurly were cancelled during the year ended December 31, 2018.
On August 7, 2018, in connection with the Company’s hiring of Dr. Cannell as the Company’s Chief Executive Officer, the Company granted Dr. Cannell stock options to purchase 1,350,000 shares of the Company's common stock. The grants were made in the form of inducement equity awards outside the 2014 Plan in accordance with Nasdaq Listing Rule 5635(c)(4). Dr. Cannell’s stock option was granted with an effective grant date of August 7, 2018 and an exercise price of $1.60 per share (the closing price per share of the Company's common stock on August 7, 2018) as an inducement to Dr. Cannell in connection with his employment. The inducement equity award was approved and recommended by the Company's Compensation Committee, approved by the Board and were made as an inducement material to Dr. Cannell's acceptance of employment with the Company in accordance with Nasdaq Listing Rule 5635(c)(4).
On December 3, 2018, in connection with the Company’s hiring of Dennis Kim, M.D., MPH as the Company’s Chief Medical Officer, the Company granted Dr. Kim stock options to purchase 425,000 shares of the Company's common stock. The grants were made in the form of inducement equity awards outside the 2014 Plan in accordance with Nasdaq Listing Rule 5635(c)(4). Dr. Kim’s stock option was granted with an effective grant date of December 3, 2018 and an exercise price of $1.70 per share (the closing price per share of the Company's common stock on December 3, 2018) as an inducement to Dr. Kim in connection with his employment. The inducement equity award was approved and recommended by the Company's Compensation Committee, approved by the Board and were made as an inducement material to Dr. Kim’s acceptance of employment with the Company in accordance with Nasdaq Listing Rule 5635(c)(4).
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
As of December 31, 2018, the total amount of shares outstanding classified as inducement awards was 1,975,000.
A summary of the Company’s stock option activity and related information follows:

	Shares	Weighted-Average Exercise Price	Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2017	2,695,796	$3.16	8.55	$146
Granted	3,545,900	1.71
Exercised	(439,013)	0.62
Cancelled or forfeited	(1,860,736)	3.21
Outstanding at December 31, 2018	3,941,947	$2.12	9.14	$57
Exercisable at December 31, 2018	938,968	$3.30	8.04	$1
The total intrinsic value of options exercised for the years ended December 31, 2018, 2017 and 2016 was $490,000, $258,000, $942,000, respectively. The total fair value of employee options vested for the years ended December 31, 2018, 2017 and 2016 was $1.3 million, $1.1 million, and $3.7 million, respectively.
Restricted Stock
From time to time, upon approval by the Board, certain employees and advisors have been granted restricted shares of common stock. Certain shares of restricted stock were subject to repurchase rights. Accordingly, the Company recorded the proceeds from the issuance of certain restricted stock as a liability in the consolidated balance sheets. The restricted stock liability was reclassified into stockholders’ equity as the restricted stock vested. A summary of the status of unvested restricted stock as of December 31, 2018 and 2017, and changes during the year ended December 31, 2018 are presented below:

SESEN BIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Restricted Stock	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2017	4,430	$11.43
Vested	(4,430)	11.43
Unvested at December 31, 2018	—
The Company did not grant restricted stock to non-employees during the year ended December 31, 2018. Non-employee restricted stock is revalued as it vests. There were no shares of non-employee unvested restricted stock outstanding at December 31, 2018. The expense related to the restricted stock granted to non-employees for the years ended December 31, 2018, 2017 and 2016 was $0, $0 and $3,000, respectively.
Restricted Stock Units
From time to time, upon approval by the Board, certain employees have been granted restricted stock units. However, the Company did not issue any restricted stock units to non-employees during the years ended December 31, 2018, 2017 and 2016.
Performance-Based Stock Options
The Company has granted stock options to employees and founders of the Company, which contain both performance-based and service-based vesting criteria. Milestone events are specific to the Company’s corporate goals, including but not limited to certain preclinical and clinical development milestones related to the Company’s product candidates and financing objectives. Stock-based compensation expense associated with these performance-based stock options is recognized if the performance condition is considered probable of achievement using management’s best estimates. In the year ended December 31, 2016, the compensation committee of the Board determined that performance-based milestones were achieved and recorded stock-based compensation of $40,000. In October 2017, the Company granted 870,000 stock options with a fair value of $1.12 to executives that vest upon achievement of certain Company objectives. In the year ended December 31, 2017, the Company deemed it probable that two of the performance-based milestones were achieved and recorded stock-based compensation of $344,000. In the year ended December 31, 2018, one performance-based milestone was achieved and the Company deemed it probable that a second performance-based milestone will be achieved and recorded stock-based compensation of $240,000. As of December 31, 2018, there were 229,005 performance-based stock options outstanding and $12,000 of unrecognized compensation expense remaining related to performance based-awards.
Stock-Based Compensation Expense
The fair value of each stock option granted to employees and directors was estimated on the date of grant using the Black-Scholes option-pricing model based on the assumptions noted in the following table:

Year Ended December 31,
	2018	2017	2016
Risk-free interest rate	2.47-2.97%	1.88-2.04%	1.23-2.38%
Expected dividend yield	—%	—%	—%
Expected term (in years)	5.75-6	5.3-6	5.5-6
Expected volatility	73.61-78.28%	75.4-86.66%	71.44-73.42%
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

SESEN BIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Forfeitures
Prior to January 1, 2017, the Company was required to estimate forfeitures at the time of grant, and revised those estimates in subsequent periods if actual forfeitures differed from its estimates. The Company used historical data to estimate pre-vesting option forfeitures and recorded stock-based compensation expense only for those awards that were expected to vest. To the extent that actual forfeitures differed from the Company’s estimates, the difference was recorded as a cumulative adjustment in the period the estimates were revised. The Company now records forfeitures as they occur. Stock-based compensation expense recognized in the consolidated financial statements is based on awards that ultimately vest.
Using the Black-Scholes option-pricing model, the weighted-average per share grant date fair values of options granted to employees in 2018, 2017 and 2016 were $1.14, $1.18, and $1.09, respectively. The expense related to the options granted to employees for the years ended December 31, 2018, 2017 and 2016 were $1.0 million, $0.8 million, and $3.3 million, respectively.
The Company granted 5,000 stock options to non-employees during the year ended December 31, 2016 with an exercise price of $0.28 per share. The Company did not grant stock options to non-employees during the years ended December 31, 2018 and 2017. There were no non-employee stock options outstanding at December 31, 2018. There was no expense related to options granted to non-employees for the years ended December 31, 2018, 2017 and 2016.
As of December 31, 2018, there was $3.1 million of unrecognized stock-based compensation related to unvested stock option grants which is expected to be recognized over a weighted-average period of 3.2 years.
Employee Stock Purchase Plan
On January 21, 2014, the Board adopted the 2014 Employee Stock Purchase Plan (“2014 ESPP”), which was subsequently approved by the Company's stockholders and became effective upon the closing of the Company’s IPO on February 6, 2014. The 2014 ESPP authorizes the initial issuance of up to a total of 157,480 shares of the Company’s common stock to participating employees. On March 14, 2016, the Company issued and sold 20,760 shares of its common stock at a purchase price of $0.31 per share and on September 14, 2016, issued and sold 68,111 shares of its common stock at a purchase price of $0.42 per share. On March 14, 2017, the Company issued and sold 2,899 shares of its common stock pursuant to the 2014 ESPP at a purchase price of $1.71 per share. On September 14, 2017, the Company issued and sold 6,249 shares of its common stock pursuant to the 2014 ESPP at a purchase price of $1.19 per share. On March 14, 2018, the Company issued and sold 9,565 shares of its common stock pursuant to the 2014 ESPP at a purchase price of $0.98 per share. On September 14, 2018, the Company issued and sold 11,427 shares of its common stock pursuant to the 2014 ESPP at a purchase price of $0.95 per share. The Company has estimated the number of shares to be issued at the end of the current offering period and recognizes expense

SESEN BIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

over the requisite service period. The Company recognized $8,000 and $12,000 of stock-based compensation related to the 2014 ESPP during the years ended December 31, 2018 and 2017, respectively.
Acceleration of Equity Awards
In connection with the closing of the Acquisition, certain officers of the Company were terminated and entered into separation agreements with the Company. Under the separation agreements, the Company accelerated in full the vesting of all of their outstanding equity awards consistent with their existing employment agreements. As a result of the acceleration, the Company recognized $1.7 million of stock-based compensation expense. In addition, the Company provided that all stock options granted to Dr. Celniker under the Company’s 2009 Plan shall continue to be exercisable based on her continued service as a non-employee member of the Board. As a result of this modification, the Company recorded $0.1 million of stock-based compensation expense in the year ended December 31, 2017.
13. Income Taxes
The Company's pre-tax income (loss) is comprised of the following components (in thousands):

	Year Ended December 31,
	2018	2017	2016
Pre-tax income (loss):
U.S.	(15,977)	$(9,246)	$3,981
Canada	(17,716)	(19,783)	(2,085)
Total pre-tax income (loss)	$(33,693)	$(29,029)	$1,896
The Company's tax provision is comprised of the following components (in thousands):

	Year Ended December 31,
	2018	2017	2016
Current tax provision:
Federal	$—	$—	$2
State	—	—	—
Foreign	—	—	—
Total current provision	—	—	2
Deferred tax provision:
Federal	—	—	3
State	—	—	—
Foreign	—	—	—
Total deferred provision		—	3
Total tax provision	$—	$—	$5
A reconciliation of the expected income tax expense computed using the federal statutory income tax rate to the Company’s effective income tax rate was as follows:

SESEN BIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Year Ended December 31,
	2018	2017	2016
Income tax benefit computed at federal statutory tax rate	21.0%	34.0%	34.0%
Impact of foreign rate differential	1.6	(2.6)	7.7
State taxes, net of federal benefit	1.3	1.4	18.8
Net operating loss write off	—	—	14.4
Stock option cancellations	(1.2)	(0.8)	49.6
Transaction costs	—	—	33.6
Contingent consideration	(5.5)	(10.7)	(15.7)
General business credits and other credits	0.7	0.8	(25.0)
Permanent differences	(0.3)	0.3	5.3
Change in valuation allowance	(18.1)	28.2	(122.4)
Other	0.5	—	—
Federal statutory rate change	—	(50.6)	—
Total	—%	—%	0.3%
The Company has incurred net operating losses ("NOLs" or "NOL") from inception. At December 31, 2018, the Company has U.S. federal and state NOL carryforwards of $134.7 million and $129.1 million, respectively, available to reduce future taxable income. $119.2 million of the U.S. federal NOL carryforwards and $129.1 million of the state NOL carryforwards expire beginning 2030 through 2038. $15.5 million of the U.S. federal NOL carryforwards will be carried forward indefinitely. The Company also had federal and state research and development tax credit carryforwards of $2.0 million and $0.9 million, respectively, available to reduce future tax liabilities. The federal research and development tax credits expire beginning in 2029 through 2038. The state research and development tax credits expire beginning in 2027 through 2031. As of December 31, 2018, the Company also has non-capital loss carryforwards available to offset future taxable income of $25.0 million for Canadian federal tax purposes that expire beginning in 2035 through 2038. As of December 31, 2018, the Company also has $5.3 million of Canadian scientific research and experimental development expense carryforwards available to offset future taxable income as well as $1.2 million of Canadian federal and provincial investment tax credit carryforwards available to offset future income taxes. The investment tax credits expire beginning in 2032 through 2038.
Under Section 382 of the Internal Revenue Code of 1986 and comparable provisions of state, local and foreign tax laws, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change by value in its equity ownership over a three year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes, such as research and development tax credits, to reduce its post-change income may be limited. We have completed studies through March 31, 2016, to determine whether any ownership change has occurred since our formation and determined that it is more likely than not that our net operating and tax credit amounts disclosed are subject to a material limitation under Section 382 and as such, have reduce our NOL carryforward by $0.8 million. There could be additional ownership changes in the future that could further limit the amount of net operating loss and tax credit carryforwards that we can utilize.
The Company’s deferred tax assets and liabilities consist of the following (in thousands):

SESEN BIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	December 31,
	2018	2017
Deferred tax assets:
Net operating loss carryforwards	$43,212	$37,070
Research and development credit carryforwards	3,876	3,690
Accruals and other	2,011	2,263
Capitalized start-up costs	122	150
Other	32	38
Total gross deferred tax asset	49,253	43,211
Deferred tax liabilities:
IPR&D	(12,528)	(12,528)
Property and equipment	(60)	(107)
Total gross deferred tax liabilities	(12,588)	(12,635)
Valuation allowance	(49,193)	(43,104)
Net deferred tax liability	$(12,528)	$(12,528)
As required by ASC 740, Income Taxes (“ASC 740”), management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are composed principally of NOL carryforwards and research and development credit carryforwards. Management has determined that it is more likely than not that the Company will not recognize the benefits of its federal and state deferred tax assets, and, as a result, a valuation allowance of $49.2 million and $43.1 million has been established at December 31, 2018 and 2017, respectively. The change in the valuation allowance was for $6.1 million for the year ended December 31, 2018. The Company has not, as yet, conducted a study of its research and development credit carryforwards. Such a study may result in an adjustment to the Company’s research and development credit carryforwards; however, until a study is completed and any adjustment is known, no amount is being presented as an uncertain tax position. A full valuation allowance has been provided against the Company’s research and development credits, and, if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. Thus, there would be no impact to the consolidated balance sheets or consolidated statements of operations and comprehensive (loss) income if an adjustment were required.
The Company applies the accounting guidance in ASC 740 related to accounting for uncertainty in income taxes. The Company’s reserves related to taxes are based on a determination of whether, and how much of, a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized following resolution of any potential contingencies present related to the tax benefit. As of December 31, 2018 and 2017, the Company had no unrecognized tax benefits. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.

In December 2017, the SEC staff issued SAB 118 to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act. The Company recognized the provisional tax impacts related to the revaluation of deferred tax assets and liabilities and included these amounts in its consolidated financial statements for the year ended December 31, 2017. The Company did not record any adjustments in the year ended December 31, 2018 to these provisional amounts that were material to its financial statements. As of December 31, 2018, the Company’s accounting treatment is complete.
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
14. Related-Party Transaction
The Company leases a manufacturing, laboratory, and office facility in Winnipeg, Manitoba, from an affiliate of a director of the Company, under a five-year renewable lease through September 2020 with a right to renew the lease for one subsequent five-year term. Rent expense, which includes base rent and related operating expenses, was $297,000 for the year ended

SESEN BIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2018, $320,000 for the year ended December 31, 2017 and $86,000 for the period beginning on the Acquisition Date through December 31, 2016.
The Company leases an office facility in Toronto, Ontario from an affiliate of a director of the Company. The lease is on a month-to-month basis unless terminated by either party by giving the requisite notice. Rent expense for this facility was $18,000 for the year ended December 31, 2018, $18,000 for the year ended December 31, 2017 and $5,000 for the period beginning on the Acquisition Date through December 31, 2016.
The Company pays fees, under an intellectual property license agreement, to Protoden, a company owned by Clairmark, an affiliate of a director of the Company, under an intellectual property licensing agreement. Pursuant to the agreement, the Company has an exclusive, perpetual, irrevocable and non-royalty bearing license, with the right to sublicense, under certain patents and technology to make, use and sell products that utilize such patents and technology. The annual fee is $100,000. Upon expiration of the term, the licenses granted to the Company will require no further payments to Protoden. During the years ended December 31, 2018 and 2017, respectively, $100,000 was paid to this related party and for the period from the Acquisition Date to December 31, 2016, $28,000 was paid to this related party.
In connection with the forgiveness of certain debt held by Viventia immediately preceding the Acquisition, the Company irrevocably assigned the right to receive up to $814,000 in the form of research and development investment tax credits to and in favor of Clairmark, an affiliate of a director of the Company. In October 2016, the Company received $697,000 in research and development investment tax credits and in November 2016, the Company remitted the same amount to Clairmark in full satisfaction of the obligation. As of December 31, 2018 and 2017, the Company did not have any amounts due to related party on the accompanying consolidated balance sheets.
15. Defined Contribution Benefit Plan
The Company sponsors a 401(k) retirement plan, in which substantially all of its full-time U.S. employees are eligible to participate. Participants may contribute a percentage of their annual compensation to this plan, subject to statutory limitations. The Company made matching contributions of $18,000 and $19,000 to this plan during the years ended December 31, 2018 and 2017, respectively. The Company did not provide any contributions to this plan during the year ended December 31, 2016. Through 2016, Viventia sponsored a 401(k) retirement plan for its U.S.-based employees. Participants contributed a percentage of their annual compensation to this plan, subject to statutory limitations. The Company made matching contributions of $8,000 for the period from the Acquisition Date through December 31, 2016 to this plan. Viventia did not have any U.S.-based employees in 2017 or 2018.

The Company maintains a defined contribution plan for its Canadian employees. Participants may contribute a percentage of their annual compensation to this plan, subject to statutory limitations. The Company contributes up to the first 4% of eligible compensation for its Canadian-based employees to the retirement plan. The Company made contributions of $45,000 and $64,000 for the years ended December 31, 2018 and 2017, respectively, and $14,000 for the period from the Acquisition Date through December 31, 2016 to this plan.

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

SESEN BIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
The table below provides a roll-forward of the reduction in workforce liability (in thousands):

Balance as of January 1, 2018	$111
Charges	—
Payments	(111)
Balance as of December 31, 2018	$—
17. Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows (in thousands):

	As of December 31,
	2018	2017
Cash and Cash Equivalents	$50,422	$14,680
Restricted Cash	20	10
Total Cash, Cash Equivalents and Restricted Cash	$50,442	$14,690

Amounts included in restricted cash represent cash held to collateralize a credit limit with Silicon Valley Bank of $20,000 and $10,000 as of December 31, 2018 and December 31, 2017, respectively.

18. Subsequent Event

Nasdaq Listing Non-compliance Notice

On February 19, 2019, the Company received written notice (the “Notice”) from The Nasdaq Stock Market, LLC (“Nasdaq”) indicating that the Company is not in compliance with the $1.00 minimum bid price requirement for continued listing on The Nasdaq Global Market, as set forth in Nasdaq Listing Rule 5450(a)(1). The Notice has no effect at this time on the listing of the Company’s common stock (the “Common Stock”), which will continue to trade on The Nasdaq Global Market under the symbol “SESN”.

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has a period of 180 calendar days, or until August 19, 2019, to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of the Company’s Common Stock must meet or exceed $1.00 per share for a minimum of ten consecutive business days during this 180-day period. If the Company is not in compliance by August 19, 2019, the Company may be afforded a second 180 calendar day period to regain compliance. To qualify, the Company would be required to apply to have its Common Stock listed on the Nasdaq Capital Market and meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, except for the minimum bid price requirement, and will need to provide written notice to Nasdaq of its intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary.

The Company intends to monitor the closing bid price of its Common Stock and may, if appropriate, consider implementing available options to regain compliance with the minimum bid price requirement under the Nasdaq Listing Rules.

SESEN BIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

February 2019 Stock Option Grants
On February 21, 2019, the Company’s Board of Directors issued 1,720,375 stock option grants from the Company’s 2014 Plan to certain executive officers and employees of the Company. These stock options had an exercise price of $0.8285 per share, which was the closing stock price for the Company’s Common Stock on February 21, 2019. On February 27, 2019, the Company's Board of Directors issued 260,000 stock option grants from the Company's 2014 Plan to a non-employee consultant of the Company. These stock options had an exercise price of $1.0000 per share, which was the closing stock price for the Company’s Common Stock on February 27, 2019.
19. Selected Quarterly Financial Data (Unaudited)
The following table contains quarterly financial information for 2018 and 2017. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair statement of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(in thousands, except per share data)
Total revenue	$—	$—	$—	$—	$—
Total operating expenses	4,007	9,030	14,397	$7,066	34,500
Loss from operations	(4,007)	(9,030)	(14,397)	$(7,066)	(34,500)
Net loss	(3,963)	(8,958)	(14,015)	$(6,757)	$(33,693)
Net loss per share—basic and diluted	$(0.11)	$(0.16)	$(0.18)	$(0.09)	$(0.55)

	2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(in thousands, except per share data)
Total revenue	$425	$—	$—	$—	$425
Total operating expenses	6,587	7,350	9,150	$6,593	29,680
Loss from operations	(6,162)	(7,350)	(9,150)	$(6,593)	(29,255)
Net loss	(6,061)	(7,316)	(9,105)	$(6,547)	$(29,029)
Net loss per share—basic and diluted	$(0.25)	$(0.30)	$(0.37)	$(0.22)	$(1.11)