Form 10-Q
period 2019-03-31
Sesen Bio, Inc.
filed 2019-05-10
CIK 1485003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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

Large Accelerated filer	☐
Non-accelerated filer	☐
Accelerated filer	☒
Smaller reporting company	☒
Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):
☐   Yes      ☒  No
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	SESN	The Nasdaq Stock Market

Number of outstanding shares of Common Stock as of May 8, 2019: 77,464,781

SESEN BIO, INC.

Unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q to the “Company,” “Sesen,” “we,”
“us,” and “our” include Sesen Bio, Inc. and its subsidiaries.

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

•
the timing and costs associated with our manufacturing process and technology transfer to FUJIFILM Diosynth Biotechnologies U.S.A., Inc., or Fujifilm, and our reliance on Fujifilm to perform under our agreement;

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

ii

PART I—FINANCIAL INFORMATION

Item 1.         Financial Statements
SESEN BIO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share and per share data)

	March 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$42,437	$50,422
Prepaid expenses and other current assets	3,014	1,334
Total current assets	45,451	51,756
Property and equipment, net	272	321
Restricted cash	20	20
Intangible assets	46,400	46,400
Goodwill	13,064	13,064
Other assets	232	—
Total assets	$105,439	$111,561
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,683	$1,367
Accrued expenses	5,234	4,746
Other current liabilities	136	—
Total current liabilities	7,053	6,113
Other liabilities	398	313
Deferred tax liability	12,528	12,528
Contingent consideration	47,400	48,400
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 5,000,000 shares authorized at March 31, 2019 and December 31, 2018 and no shares issued and outstanding at March 31, 2019 and December 31, 2018	—	—
Common stock, $0.001 par value per share; 200,000,000 shares authorized at March 31, 2019 and December 31, 2018 and 77,464,781 and 77,456,180 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	77	77
Additional paid-in capital	230,487	230,154
Accumulated deficit	(192,504)	(186,024)
Total stockholders’ equity	38,060	44,207
Total liabilities and stockholders’ equity	$105,439	$111,561
See accompanying notes.

SESEN BIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2019	2018
Operating expenses:
Research and development	4,686	3,255
General and administrative	3,055	1,952
Gain from change in fair value of contingent consideration	(1,000)	(1,200)
Total operating expenses	6,741	4,007
Loss from operations	(6,741)	(4,007)
Other income:
Other income, net	261	44
Total other income, net	261	44
Net loss and comprehensive loss	$(6,480)	$(3,963)
Net loss per share — basic and diluted	$(0.08)	$(0.11)
Weighted-average number of common shares used in net loss per share — basic and diluted	77,458	35,674
See accompanying notes.

SESEN BIO, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount
	(in thousands, except share data)
Balance at December 31, 2018	77,456,180	77	230,154	(186,024)	44,207
Issuance of common stock pursuant to the 2014 ESPP	8,601	—	7	—	7
Stock-based compensation expense	—	—	326		326
Net loss	—	—	—	(6,480)	(6,480)
Balance at March 31, 2019	77,464,781	$77	$230,487	$(192,504)	$38,060

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount
	(in thousands, except share data)
Balance at December 31, 2017	34,702,565	35	170,330	(152,331)	18,034
Exercise of stock options and vesting of restricted stock awards	4,430	—	—	—	—
Issuance of common stock pursuant to the 2014 ESPP	9,565	—	10	—	10
Exercise of common stock warrants	420,778	—	336	—	336
Issuance of common stock and common stock warrants, net of issuance costs	7,968,128	8	9,032	—	9,040
Stock-based compensation expense	—	—	401		401
Net loss	—	—	—	(3,963)	(3,963)
Balance at March 31, 2018	43,105,466	$43	$180,109	$(156,294)	$23,858
See accompanying notes.

SESEN BIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2019	2018
Operating activities
Net loss	$(6,480)	$(3,963)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	49	49
Stock-based compensation expense	326	401
Change in fair value of warrant liability	—	—
Gain from change in fair value of contingent consideration	(1,000)	(1,200)
Gain on sale of equipment	—	(5)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,912)	(236)
Accounts payable	316	486
Accrued expenses and other liabilities	709	85
Net cash used in operating activities	(7,992)	(4,383)
Investing activities
Sales of equipment	—	5
Net cash provided by investing activities	—	5
Financing activities
Proceeds from issuance of common stock and the issuance and exercise of common stock warrants, net of issuance costs	—	9,376
Proceeds from sale of common stock pursuant to 2014 ESPP	7	10
Net cash provided by financing activities	7	9,386
Net increase (decrease) in cash, cash equivalents and restricted cash	(7,985)	5,008
Cash, cash equivalents and restricted cash at beginning of period	50,442	14,690
Cash, cash equivalents and restricted cash at end of period	$42,457	$19,698
Supplemental non-cash operating activities
Right-of-use assets obtained in exchange for new operating lease	$236,480	—
Cash paid for amounts included in the measurement of liabilities	$38,202	—
See accompanying notes.

SESEN BIO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Organization and Basis of Presentation
Sesen Bio, Inc. (the “Company”), a Delaware corporation, is a late-stage clinical company developing targeted fusion protein therapeutics ("TFPTs") composed of an anti-cancer antibody fragment tethered to a protein toxin for the treatment of cancer. The Company genetically fuses the cancer-targeting antibody fragment and the cytotoxic protein payload into a single molecule which is produced through the Company's proprietary one-step manufacturing process. The Company targets tumor cell surface antigens with limited expression on normal cells. Binding of the target antigen by the TFPT allows for rapid internalization into the targeted cancer cell. The Company has designed its targeted fusion proteins to overcome the fundamental efficacy and safety challenges inherent in existing antibody-drug conjugates ("ADCs"), where a payload is chemically attached to a targeting antibody.
Basis of presentation
The condensed consolidated financial statements as of March 31, 2019 and December 31, 2018 and for the three months ended March 31, 2019 and 2018 and the related information contained within the notes to the condensed consolidated financial statements are unaudited. The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting standards applicable to interim financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s consolidated financial position as of March 31, 2019, its results of operations for the three months ended March 31, 2019 and 2018, its statement of shareholders' equity for the three months ended March 31, 2019 and 2018, and its cash flows for the three months ended March 31, 2019 and 2018. The financial data and the other financial information disclosed in these notes to the condensed consolidated financial statements related to the three-month periods are also unaudited. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any other future annual or interim period. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 that was filed with the Securities and Exchange Commission (“SEC”) on March 1, 2019 (the "2018 Form 10-K").
The condensed consolidated financial statements include the accounts of the Company, its wholly owned subsidiary, Viventia Bio Inc. ("Viventia"), and its indirect subsidiaries, Viventia Bio USA Inc. and Viventia Biotech (EU) Limited. All inter-company transactions and balances have been eliminated in consolidation. The condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles.
The functional currency of Viventia, Viventia Bio USA Inc. and Viventia Biotech (EU) Limited is the U.S. dollar.
Liquidity
The Company has financed its operations to date primarily through private placements of its common stock and preferred stock, and convertible bridge notes, venture debt borrowings, its initial public offering ("IPO"), follow-on public offerings, sales effected in an "at-the-market" offering, and the License Agreement (the "License Agreement") with F. Hoffmann La-Roche Inc. (collectively, "Roche"). As of March 31, 2019, the Company had cash and cash equivalents totaling $42.4 million, net working capital of $38.4 million and an accumulated deficit of $192.5 million.
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
To date, the Company has no revenue from product sales and management expects continuing operating losses in the future. As of March 31, 2019, the Company had available cash and cash equivalents of $42.4 million, which it does not believe is sufficient to fund the Company’s current operating plan for at least the next twelve months after the date of this Form 10-Q filing. Management expects to seek additional funds through equity or debt financings or through additional collaboration, licensing transactions or other sources. The Company may be unable to obtain equity or debt financings or enter into additional collaboration or licensing transactions and, if necessary, the Company will be required to implement cost reduction strategies.

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
2. Significant Accounting Policies and Recent Accounting Pronouncements
Recently adopted accounting standards
In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). ASU 2016-02 addresses the financial reporting of leasing transactions. Under past guidance for lessees, leases are only included on the balance sheet if certain criteria, classifying the agreement as a capital lease, are met. This update requires the recognition of a right-of-use asset and a corresponding lease liability, discounted to the present value, for all leases that extend beyond 12 months. For operating leases, the asset and liability are expensed over the lease term on a straight-line basis, with all cash flows included in the operating section of the statement of cash flows. For finance leases, interest on the lease liability is recognized separately from the amortization of the right-of-use asset in the statement of operations and the repayment of the principal portion of the lease liability is classified as a financing activity while the interest component is included in the operating section of the statement of cash flows. This guidance is effective for annual and interim reporting periods beginning after December 15, 2018 including interim periods within those fiscal years. In July 2018, the FASB issued ASU No. 2018-10, Leases (Topic 842), Codification Improvements (“ASU 2018-10”), ASU No. 2018-11, Leases (Topic 842), Targeted Improvements (“ASU 2018-11”), and ASU No. 2019-01 Leases (Topic 842), Codification Improvements to provide additional guidance for the adoption Accounting Standards Codification (“ASC”) of Topic 842, Leases (“ASC 842”). ASU 2018-10 clarifies certain provisions and corrects unintended applications of the guidance, such as the rate implicit in a lease, impairment of the net investment in a lease, lessee reassessment of lease classifications, lessor reassessment of lease term and purchase options, variable payments that depend on an index or rate and certain transition adjustments. The amendments in ASU 2018-11 allow for an additional transition method, whereby at the adoption date the entity recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption, while the comparative period disclosures continue recognition under ASC 840, Leases (“ASC 840”). Additionally, ASU 2018-11 includes a practical expedient for separating contract components for lessors. The Company adopted ASC 842 using the optional transition method outlined in ASU 2018-11 as of January 1, 2019. The adoption of ASC 842 resulted in the recognition of operating lease right-of-use assets of approximately $236,000 and corresponding lease liabilities of approximately $236,000. The adoption of these ASUs did not have a material impact on the Company’s financial condition or results of operations, however, the adoption resulted in significant changes to the Company’s financial statement disclosures.
In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment ("ASU 2017-04"). ASU 2017-04 simplifies the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. ASU 2017-04 is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019, and should be applied on a prospective basis. The Company adopted this guidance effective January 1, 2019. We do not expect an impact upon adoption of ASU 2017-04 on our condensed consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-07, Compensation-Stock Compensation (Topic 718) (“Topic 718”): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). ASU 2018-07 expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from non-employees, and as a result, the accounting for share-based payments to non-employees will be substantially aligned. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The Company adopted this standard effective during the three months ended March 31, 2019. The adoption of ASU 2018-07 did not have a material impact on the Company’s financial position or results of operations.

In July 2018, the FASB issued ASU No. 2018-09, “Codification Improvements” (“ASU 2018-09”). ASU 2018-09 provides amendments to a wide variety of topics in the FASB’s Accounting Standards Codification, which applies to all reporting entities within the scope of the affected accounting guidance. The transition and effective date guidance are based on the facts and circumstances of each amendment. Some of the amendments in ASU 2018-09 do not require transition guidance and were effective upon issuance of ASU 2018-09. However, many of the amendments do have transition guidance with effective dates for annual periods beginning after December 15, 2018. ASU 2018-09 did not have a material impact on the Company’s financial statements and related disclosures.

Recently issued accounting pronouncements

In August 2018, the FASB issued ASU 2018-13— Fair Value Measurement (Topic 820): Disclosure Framework— Changes to the Disclosure Requirements for Fair Value Measurements ("ASU 2018-13"). ASU 2018-13 modifies fair value measurement disclosure requirements. The effective date for ASU 2018-13 is for annual and interim periods beginning after December 15, 2019. Early adoption is permitted. The Company is currently evaluating the impact ASU 2018-13 will have on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract ("ASU 2018-15"). ASU 2018-15 requires a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance to determine which implementation costs to defer and recognize as an asset. The Company is currently evaluating the impact ASU 2018-15 will have on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13—Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). ASU 2016-13 requires measurement and recognition of expected credit losses for financial assets held. The amendments in ASU 2016-13 eliminate the probable threshold for initial recognition of a credit loss in current GAAP and reflect an entity’s current estimate of all expected credit losses. ASU 2016-13 is effective for interim and annual reporting periods beginning January 1, 2020, and is to be applied using a modified retrospective transition method. Earlier adoption is permitted. The Company is currently evaluating the impact ASU 2016-13 will have on its consolidated financial statements.

Critical accounting policies
The Company’s significant accounting policies are described in Note 2, Significant Accounting Policies, in the 2018 Annual Report on Form 10-K. During the three months ended March 31, 2019, the Company adopted the following additional significant accounting policies:

Leases
Effective January 1, 2019, the Company adopted ASC 842 using the optional transition method. The adoption of ASC 842 represents a change in accounting principle that aims to increase transparency and comparability among organizations by requiring the recognition of right-of-use assets and lease liabilities on the balance sheet for both operating and finance leases. In addition, the standard requires enhanced disclosures that meet the objective of enabling financial statement users to assess the amount, timing, and uncertainty of cash flows arising from leases. The reported results for the three months ended March 31, 2019 reflect the application of ASC 842 guidance, while the reported results for prior periods were prepared in conjunction with ASC 840.

As part of the ASC 842 adoption, the Company utilized certain practical expedients outlined in the guidance. These practical expedients include:

•	Accounting policy election to use the short-term lease exception by asset class;

•	Election of the practical expedient package during transition, which includes:

◦	An entity need not reassess whether any expired or existing contracts are or contain leases.

◦
An entity need not reassess the classification for any expired or existing leases. As a result, all leases that were classified as operating leases in accordance with ASC 840 are classified as operating leases under ASC 842, and all leases that were classified as capital leases in accordance with ASC 840 are classified as finance leases under ASC 842.

◦	An entity need not reassess initial direct costs for any existing leases.

◦	An entity need not separate out non-lease components from lease components, for all classes of underlying assets

The Company’s lease portfolio as of the adoption date includes: a property lease for its manufacturing facility, a property lease for its headquarters in Cambridge, MA, and a property lease for office space in Philadelphia, PA. The Company determines if an arrangement is a lease at the inception of the contract. The asset components of the Company’s operating leases are recorded as operating lease right-of-use assets and reported within Other assets in the Company's condensed consolidated balance sheets. The short term and long term liability components are recorded in Other current liabilities and Other liabilities, respectively, in the Company’s condensed consolidated balance sheets. As of March 31, 2019, the Company did not have any finance leases.

Right-of-use assets and operating lease liabilities are recognized based on the present value of lease payments over the lease term at the commencement date. Existing leases in the Company’s lease portfolio as of the adoption date were valued as of

January 1, 2019. The Company uses an incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments, if an implicit rate of return is not provided with the lease contract. Operating lease right-of-use assets are adjusted for incentives received.

Operating lease costs are recognized on a straight-line basis over the lease term, in accordance with ASC 842, and also includes variable operating costs incurred during the period. Lease costs also include amounts related to short term leases.
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
The following table presents information about the Company’s financial assets and liabilities that have been measured at fair value, and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value. The Company determines the fair value of contingent consideration using Level 3 inputs.
The following table summarizes the assets and liabilities measured at fair value on a recurring basis at March 31, 2019 (in thousands):

Description	March 31, 2019	Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$42,437	$42,437	$—	$—
Restricted cash	20	20	—	—
Total assets	$42,457	$42,457	$—	$—
Liabilities:
Contingent consideration	47,400	—	—	47,400
Total liabilities	$47,400	$—	$—	$47,400
The following table summarizes the assets and liabilities measured at fair value on a recurring basis at December 31, 2018 (in thousands):

Description	December 31, 2018	Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$50,422	$50,422	$—	$—
Restricted cash	20	20	—	—
Total assets	$50,442	$50,442	$—	$—
Liabilities:
Contingent consideration	48,400	—	—	48,400
Total liabilities	$48,400	$—	$—	$48,400
Contingent consideration
In 2016, the Company acquired Viventia through the issuance of common stock and contingent consideration (the "Acquisition"), pursuant to the terms of a share purchase agreement (the "Share Purchase Agreement"). The Company has valued the acquired assets and liabilities based on their estimated fair values as of September 20, 2016 and finalized its purchase accounting for the Acquisition during the third quarter of 2017. The contingent consideration relates to amounts potentially payable to Viventia's shareholders pursuant to the terms of the Share Purchase Agreement. Contingent consideration is measured at fair value and is based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The valuation of contingent consideration uses assumptions the Company believes would be made by a market participant. The Company assesses these estimates on an on-going basis as additional data impacting the assumptions is obtained. Future changes in the fair value of contingent consideration related to updated assumptions and estimates are recognized within the condensed consolidated statements of operations and comprehensive loss.
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

Beginning balance, December 31, 2018	$48,400
Gain from change in fair value of contingent consideration	(1,000)
Ending balance, March 31, 2019	$47,400
The fair value of the Company’s contingent consideration was determined using probabilities of successful achievement of regulatory milestones and commercial sales, the period in which these milestones and sales are expected to be achieved ranging from 2021 to 2033, the level of commercial sales of Vicinium®, and discount rates ranging from 6.6% to 13.7% as of December 31, 2018 and 6.2% to 11.7% as of March 31, 2019. Significant changes in any of these assumptions would result in a significantly higher or lower fair value measurement.
There have been no changes to the valuation methods utilized during the three months ended March 31, 2019. The Company evaluates transfers between levels at the end of each reporting period. There were no transfers of assets or liabilities between levels during the three months ended March 31, 2019.
4. License Agreement with Roche
On June 10, 2016, the Company entered into the License Agreement with Roche, which became effective on August 16, 2016. Under the License Agreement, the Company granted Roche an exclusive, worldwide license, including the right to sublicense, to its patent rights and know-how related to the Company’s monoclonal antibody EBI-031 or all other IL-6 antagonistic anti-IL-6 monoclonal antibodies , to make, have made, use, have used, register, have registered, sell, have sold, offer for sale, import and export any product containing such an antibody or any companion diagnostic used to predict or monitor response to treatment with such a product (collectively, the “Licensed Intellectual Property”).
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
The License Agreement is subject to the provisions of Accounting Standards Codification 606, Revenue from Contracts with Customers ("ASC 606"), which was adopted effective January 1, 2018 utilizing a modified retrospective method. The Company concluded that all performance obligations had been achieved as of the adoption date and therefore the full transaction price was considered earned. The transaction price was determined to be the $30.0 million received in 2016. Additional consideration to be paid to the Company upon the achievement of certain milestones will be included if it is expected that the amounts will be received and the amounts would not be subject to a constraint. As of the date of the adoption, no amounts were expected to be received from the achievement of any milestones due to the nature of the milestones and the development status of the product candidates at the time of the adoption. As a result, there were no amounts required to be recorded as a cumulative adoption adjustment as the consideration recognized under ASC 606 was consistent with the amounts recognized under the previous accounting literature.
As of March 31, 2019 and March 31, 2018, the Company concluded that there would be no adjustments to the transaction price as the Company continued to not expect any amounts to be received from any milestones within the License Agreement. This is due to the nature of the milestones and the development status of the product candidates as of the end of each reporting period. As a result, no revenue was recognized during the three-month periods ended March 31, 2019 and March 31, 2018 as all performance obligations had been previously achieved and there was no change in the transaction price during the period.
5. Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Development costs	$3,542	$2,928
Employee compensation	491	1,045
Severance to former CEO and other employees	610	278
Professional fees	519	464
Other	72	31
	$5,234	$4,746

Stephen A. Hurly departed as the President and Chief Executive of the Company, effective as of August 7, 2018. In connection with his departure, Mr. Hurly and the Company entered into a separation agreement and general release, dated September 28, 2018 (the “Separation Agreement”), which sets forth the terms of Mr. Hurly’s separation from the Company. Pursuant to the Separation Agreement, which includes Mr. Hurly's agreement to a release of claims and complying with certain other continuing obligations contained therein, the Company is obligated to pay Mr. Hurly a total amount of $637,500, less applicable withholdings and deductions, which consists of the equivalent of twelve months of Mr. Hurly’s base salary ($425,000) immediately prior to his departure and Mr. Hurly’s annual target bonus for 2018 ($212,500). In addition, the Company, to the extent allowed by applicable law and the applicable plan documents, will continue to provide Mr. Hurly and certain of his dependents with group health and dental insurance for a period of up to twelve months after the effective date of the Separation Agreement. Accrued severance related to this agreement is $158,000 for the period ended March 31, 2019. The remaining amounts of accrued severance as of March 31, 2019 relate to terminations of other employees within the period.

6. Shareholder Equity
Equity Financings

During the three months ended March 31, 2018, the Company raised approximately $9.0 million of net proceeds from the sale of 7,968,128 shares of common stock at a price of $1.13 per share in a registered direct public offering and the sale of common stock purchase warrants to purchase 7,968,128 shares of common stock at a price of $0.125 per warrant in a concurrent private placement (collectively, the “March 2018 Financing”). Subject to certain ownership limitations, the common stock purchase warrants issued in the March 2018 Financing were exercisable immediately upon issuance at an exercise price equal to $1.20 per share of common stock, subject to adjustments as provided under the terms of such common stock purchase warrants. The common stock purchase warrants are exercisable for five years from March 23, 2018. In addition, during the three months ended March 31, 2018, the Company received proceeds of $0.3 million from the issuance of 420,778 shares of its common stock upon the cash exercise of common stock purchase warrants issued in connection with its underwritten public offering in November 2017.
Pursuant to the terms of the Company's 2014 Stock Incentive Plan (the "2014 Plan"), the number of shares authorized for issuance automatically increases on the first day of each fiscal year. On January 1, 2019, the number of shares reserved for issuance under the 2014 Plan increased by 1,102,362 shares. As of March 31, 2019, the total number of shares of common stock available for issuance under the 2014 Plan was 1,319,184.
Share-Based Payments

In September 2016, the Company issued 650,000 inducement equity awards outside the 2014 Plan in accordance with Nasdaq Listing Qualifications Department (“Nasdaq”) Listing Rule 5635(c)(4). The inducement equity awards were approved and recommended by the Company's Compensation Committee, approved by the Board of Directors and were made as an inducement material to certain individuals’ acceptance of employment with the Company in accordance with Nasdaq Listing Rule 5635(c)(4). In August 2018, the Company issued 1,350,000 inducement equity awards outside the 2014 Plan in accordance with Nasdaq Listing Rule 5635(c)(4). The inducement equity awards were approved and recommended by the Company's Compensation Committee, approved by the Board of Directors and were made as an inducement material to Dr. Cannell’s acceptance of employment with the Company in accordance with Nasdaq Listing Rule 5635(c)(4). In December 2018, the Company issued 425,000 inducement equity awards outside the 2014 Plan in accordance with Nasdaq Listing Rule 5635(c)(4). The inducement equity awards were approved and recommended by the Company's Compensation Committee, approved by the Board of Directors and were made as an inducement material to Dr. Kim’s acceptance of employment with the Company in accordance with Nasdaq Listing Rule 5635(c)(4). As of March 31, 2019, the total amount of shares outstanding classified as inducement awards was 1,937,500.
The Company also maintains the Company's 2009 Stock Incentive Plan, as amended and restated, and the Company's 2014 Employee Stock Purchase Plan (the "2014 ESPP").
Stock-Based Compensation Expense
Stock-based compensation expense by award type was as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Stock options	$325	$375
Restricted stock	—	23
Employee stock purchase plan	1	3
	$326	$401
The Company allocated stock-based compensation expense as follows in the condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended March 31,
	2019	2018
Research and development expense	$52	$165
General and administrative expense	274	236
	$326	$401
At March 31, 2019, there was $3.4 million of total unrecognized compensation expense related to unvested stock options for employee and non-employee consultants and shares issued pursuant to the 2014 ESPP. This unrecognized compensation expense is expected to be recognized over a weighted-average period of 3.33 years.
Stock Options
A summary of the stock option activity is presented below:

	Shares	Weighted-Average Exercise Price
Outstanding at December 31, 2018	3,941,947	$2.12
Granted	2,110,115	0.85
Exercised	—	—
Cancelled or forfeited	(363,500)	2.44
Outstanding at March 31, 2019	5,688,562	$1.62
Exercisable at March 31, 2019	1,076,840	$3.13

In October 2017, the Company issued stock option awards to certain employees which contained performance vesting conditions. These options vested in installments based on the achievement of certain strategic and clinical milestones. In January 2018, March 2018 and June 2018, the Compensation Committee of our Board determined that certain performance milestones were met, and management believes the last performance condition is also probable of being achieved. Stock-based compensation expense associated with these performance-based stock options is recognized over the service and performance period if any performance condition is considered probable of achievement using management’s best estimate. For these performance-based awards, the Company recorded ($18,000) of expense (due to forfeited awards) in the three months ended March 31, 2019. The Company recorded $211,000 of expense in the three months ended March 31, 2018. As of March 31, 2019, there was $2,000 of unrecognized compensation expense remaining related to performance-based awards.
Restricted Stock
From time to time, upon approval by the Board, certain employees, directors and advisors have been granted restricted shares of common stock and restricted stock units. As of March 31, 2019, the Company does not have any outstanding restricted stock awards or restricted stock units.
Employee Stock Purchase Plan
On March 14, 2019, the Company issued and sold 8,601 shares of its common stock pursuant to the 2014 ESPP at a purchase price of $0.8356 per share. On March 14, 2018, the Company issued and sold 9,565 shares of its common stock pursuant to the 2014 ESPP at a purchase price of $0.9800 per share. The Company estimates the number of shares to be issued at the end of an offering period and recognizes expense over the requisite service period.
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

	Three Months Ended March 31,
	2019	2018
Stock options	5,688,562	2,648,004
Unvested restricted stock	—	—
Common stock warrants	9,257,632	17,602,350
	14,946,194	20,250,354

8. Cash, cash equivalents and restricted cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows (in thousands):

	March 31,	December 31,
	2019	2018
Cash and cash equivalents	42,437	$50,422
Restricted cash	20	20
Total cash, cash equivalents and restricted cash	42,457	50,442

Amounts included in restricted cash represent cash held to collateralize a credit limit with Silicon Valley Bank of $20,000 as of March 31, 2019 and December 31, 2018, respectively.

9. Related Party Transactions

The Company leases an approximately 31,100 square foot manufacturing, laboratory, and office facility in Winnipeg, Manitoba, from an affiliate of Leslie L. Dan, a director of the Company, under a five-year renewable lease through September 2020 with a right to renew the lease for one subsequent five-year term. Operating lease cost under this lease, which includes related operating expenses, was $75,000 for the three months ended March 31, 2019. Under ASC 840, rent expense for this lease was $81,000 for the three months ended March 31, 2018.

The Company pays fees, under an intellectual property license agreement, to Protoden Technologies, Inc. (“Protoden”), a company owned by Clairmark Investments Ltd. (“Clairmark”), an affiliate of Mr. Dan, under an intellectual property licensing agreement. Pursuant to the agreement, the Company has an exclusive, perpetual, irrevocable and non-royalty bearing license, with the right to sublicense, under certain patents and technology to make, use and sell products that utilize such patents and technology. The annual fee is $100,000. Upon expiration of the term, the licenses granted to the Company will require no further payments to Protoden. During each of the three-month periods ended March 31, 2019 and 2018, $100,000 was paid to Clairmark under the license agreement.

10. Operating Leases

On January 1, 2019, the Company adopted ASC 842 using the optional transition method. The Company’s lease portfolio includes: an operating lease for its manufacturing facility in Winnipeg, Manitoba, a short-term property lease for its headquarters in Cambridge, MA and a short-term property lease for office space in Philadelphia, PA. The asset component of the Company’s operating leases is recorded as operating lease right-of-use assets and reported within other assets in the Company's condensed consolidated balance sheets. The short term and long term liability components are recorded in other current liabilities and other liabilities, respectively, in the Company’s condensed consolidated balance sheets.
Operating lease cost is recognized on a straight-line basis over the lease term. The components of lease cost for the three months ended March 31, 2019 are as follows (in thousands):

Three months ended March 31, 2019
Lease Cost:
Operating lease cost (including related operating costs)	75
Short-term lease cost	76
Total lease cost	151

Supplemental Information:	Three months ended March 31, 2019
Weighted-average remaining lease term - operating leases (in years)	1.5
Weighted-average discount rate - operating leases	12%

Future minimum lease payments under non-cancelable operating leases under ASC 842 as of March 31, 2019 are as follows (in thousands):

Operating lease payments
2019 (1)	116
2020	116
2021	—
Total future minimum lease payments	232
Less: amounts representing present value adjustment	21
Operating lease liabilities as of March 31, 2019	211
Less: current portion of operating lease liabilities	136
Operating lease liabilities, net of current portion	75
(1) Amounts are for the remaining nine months ending December 31, 2019

The Company leases a manufacturing facility located in Winnipeg, Manitoba Canada, which consists of an approximately 31,100 square foot manufacturing, laboratory, warehouse and office facility, under a five-year renewable lease through September 2020 with a right to renew the lease for one subsequent five-year term. The minimum monthly rent under this lease is approximately $12,900 per month. The Company expects to incur approximately $12,500 in related operating expenses per month. Operating lease cost under this lease, including the related operating costs, was $75,000 for the three months ended March 31, 2019. Under ASC 840, rent expense for this lease, including related operating costs, was $81,000 for the three months ended March 31, 2018.

The Company leases its current corporate headquarters in Cambridge, Massachusetts under a short-term lease that was renewed as of January 1, 2019. The minimum monthly rent for this office space is approximately $10,000 per month. The Company recorded $27,000 in short-term lease cost for the three months ended March 31, 2019. Under ASC 840, the Company recorded $26,000 in rent expense for the three months ended March 31, 2018 for this lease.

The Company leases office space in Philadelphia, PA, where it occupies office space under a short-term lease that extends through August 2019. Currently, the minimum monthly rent under this lease is approximately $10,000 per month. The Company recorded $49,000 in short term lease cost for the month ended March 31, 2019. Under ASC 840, the Company recorded $24,000 in rent expense for the three months ended March 31, 2018 for this lease.
11. Subsequent Events

On April 29, 2019, the Company received written notice from Nasdaq that for 10 consecutive business days, from April 12, 2019 to April 26, 2019, the closing bid price of the Company’s common stock was at $1.00 per share or greater and that, as a result, the Company had regained compliance with Nasdaq Listing Rule 5450(a)(1), which requires the Company to maintain the minimum bid price of $1.00 per share.

The Company previously had received a notice from Nasdaq on February 19, 2019 indicating its failure to meet the continued listing requirement for minimum bid price for a period of 30 consecutive business days, and was given 180 calendar days to regain compliance.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the notes to those financial statements appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management's discussion and analysis of financial condition and results of operations for the year ended December 31, 2018 included in our Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in Part II, Item 1A, "Risk Factors" of this Quarterly Report on Form 10-Q and in Part I, Item IA, “Risk Factors” of our Annual Report on Form 10-K which are incorporated herein by reference, our actual results could differ materially from the results described in or implied by the forward-looking statements.
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
Our most advanced product candidate VB4-845, also known as Vicinium®, is a locally-administered targeted fusion protein composed of an anti-EPCAM, or epithelial cell adhesion molecule, antibody fragment tethered to a truncated form of Pseudomonas exotoxin A for the treatment of high-risk, non-muscle invasive bladder cancer, or NMIBC.
We have an ongoing single-arm, multi-center, open-label Phase 3 clinical trial of Vicinium as a monotherapy in patients with high-risk, bacillus Calmette-Guérin, or BCG, unresponsive NMIBC, called the VISTA Trial. The VISTA Trial completed enrollment in April 2018 with a total of 133 patients across three cohorts based on histology and time to disease recurrence after adequate BCG treatment (at least two courses of BCG with at least five doses in the first course and two in the second):

•	Cohort 1 (n=86): Patients with carcinoma in situ, or CIS, with or without papillary disease that was determined to be refractory or recurred within six months of their last course of adequate BCG

•	Cohort 2 (n=7): Patients with CIS or without papillary disease that was determined to be refractory or recurred after six months, but less than 11 months, after their last course of adequate BCG

•	Cohort 3 (n=40): Patients with high-risk papillary disease without CIS that was determined to be refractory or recurred within six months of their last course of adequate BCG
The primary and secondary endpoints for the VISTA Trial are as follows:

Dose	30 mg of Vicinium (in 50 mL of saline)
Estimated total enrollment	Approximately 134 patients, including 77 CIS patients whose disease is refractory to or relapsed within 6 months of the last dose of adequate BCG treatment
Primary endpoint	•
Complete response rate in patients with CIS (with or without papillary disease) whose disease is refractory or relapsed in six months or less following adequate BCG treatment, which is defined as at least two courses of full dose BCG; and

•
Duration of response will be estimated (Kaplan-Meier Estimate) for those patients with CIS whose disease is refractory to or relapsed within 6 months of the last dose of adequate BCG treatment (with or without papillary disease) who experience a complete response.

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
Complete response rate and duration of response in patients with CIS whose disease is refractory to or relapsed within 6 months of the last dose of adequate BCG treatment (with or without papillary disease) whose disease is refractory or relapsed from six months to 11 months following adequate BCG treatment;

	•	Complete response rate and duration of response in all patients with CIS (with or without papillary disease) following adequate BCG treatment;
	•	Event-free survival, or EFS, in all patients;
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

As of a March 1, 2019 data cutoff date, preliminary primary and secondary endpoint data for each of the trial cohorts were as follows:

Cohort 1 (n=86) Complete Response Rate

Time point	Evaluable Patients	Complete Response Rate
3-months	n=86	37%
6-months	n=86	26%
9-months	n=85	19%
12-months	n=84	15%

Cohort 2 (n=7) Complete Response Rate

Time point	Evaluable Patients	Complete Response Rate
3-months	n=7	57%
6-months	n=7	57%
9-months	n=7	43%
12-months	n=7	14%

Pooled Cohorts 1 and 2 (n=93) Complete Response Rate

Time point	Evaluable Patients	Complete Response Rate (95% Confidence Interval)
3-months	n=93	39% (29%- 49%)
6-months	n=93	28% (19%-38%)
9-months	n=92	21% (13%-30%)
12-months	n=91	15% (9%-24%)

•
Duration of Response: The median duration of response for patients in Cohort 1 (n=86) is 287 days (95% confidence interval, or CI, 127-NA), using the Kaplan-Meier method. The Kaplan-Meier method is a non-parametric statistical analysis used to estimate survival times and times to event when incomplete observations in data exist. Additional ad hoc analysis of pooled data for all patients with CIS (Cohorts 1 and 2, n=93) shows that among patients who achieved a complete response at 3 months, 54% had a complete response for a total of 12 months or longer after starting therapy, using the Kaplan-Meier method.

•
Time to Disease Recurrence: High-grade papillary (Ta or T1) NMIBC is associated with higher rates of progression and recurrence. Therefore, time to disease recurrence is a key secondary endpoint for patients with high-risk papillary-only NMIBC. The median time to disease recurrence for patients in Cohort 3 (n=40) is 436 days (95% CI, 224-648), using the Kaplan-Meier method.

•
Time to Cystectomy: The first FDA guidance on treatment of BCG-unresponsive NMIBC patients states that the goal of therapy in such patients is to avoid cystectomy. Therefore, time to cystectomy is a key secondary endpoint in the VISTA Trial. Across all 133 patients treated with Vicinium in the VISTA Trial, greater than 75% of all patients are estimated to remain cystectomy-free at 2.5 years, using the Kaplan-Meier method. Additional ad hoc analysis of responders and non-responders for all patients shows that responders are approximately 15 times more likely to remain cystectomy-free at 2.5 years compared to non-responders.

•
Progression-Free Survival: Greater than 85% of all 133 patients treated with Vicinium in the VISTA Trial are estimated to remain progression-free at 2 years, using the Kaplan-Meier method. Progression-free is defined as the time from the date of first dose of study treatment to disease progression (e.g. T2 or more advanced disease) or death as a first event.

•
Event-Free Survival: Approximately 30% of all 133 patients treated with Vicinium in the VISTA Trial are estimated to remain event-free at 12 months, using the Kaplan-Meier method. Event-free survival is defined as the time from the date of first dose of study treatment to disease recurrence, progression, or death as a first event.

•
Overall Survival: Approximately 90% of all 133 patients treated with Vicinium in the VISTA Trial have an overall survival of greater than 2.5 years, using the Kaplan-Meier method. Overall survival is defined as the time from the date of first dose of study treatment to death from any cause.

Preliminary Safety Results
As of the March 1, 2019 data cut off, in patients across all cohorts (n=133), 78% of adverse events were Grade 1 or 2. The most commonly reported treatment-related adverse events were dysuria (13%), hematuria (12%) and urinary tract infection (11%) - all of which are consistent with the profile of bladder cancer patients and the use of catheterization for treatment delivery. These adverse events were determined by the clinical investigators to be manageable and reversible, and only five patients (4%) discontinued treatment due to an adverse event. Serious adverse events, regardless of treatment attribution, were reported in 14% of patients. There were four treatment-related serious adverse events reported in three patients including acute kidney injury (Grade 3), pyrexia (Grade 2), cholestatic hepatitis (Grade 4) and renal failure (Grade 5). There were no age-related increases in adverse events observed in the Phase 3 VISTA trial.
We expect to report final 12-month topline efficacy and safety data during the third quarter of 2019.

Other Vicinium Development Activity

In October 2018, we entered our Master Bioprocessing Services Agreement, or Fujifilm MSA, with FUJIFILM Diosynth Biotechnologies U.S.A., Inc., or Fujifilm, for the manufacturing process and technology transfer of Vicinium production. In April 2019, the first full, commercial-scale GMP run was completed at Fujifilm. Preliminary indicators of success, including the bacterial growth and purification profiles, support Fujifilm’s ability to produce the bulk drug substance form of Vicinium for commercial purposes if we receive regulatory approval to market Vicinium. Full quality release testing is underway, and results are expected to be completed during May 2019.
We have scheduled an initial Type C CMC Meeting with the FDA in late May 2019. In conjunction with the technology transfer of Vicinium production with Fujifilm, we will seek alignment with the FDA on an analytical comparability plan that can be used to assess comparability between the supply used in clinical trials and the potential commercial supply produced by Fujifilm. We have also scheduled a Pre-BLA meeting with the FDA in early June 2019. In concurrence with the FDA’s recommendation that we schedule a meeting in mid-2019, we have confirmed a meeting date with the FDA in June to discuss our intended registration strategy for Vicinium for the treatment of high-risk NMIBC.

In August 2018, we received Fast Track designation from the U.S. Food and Drug Administration, or FDA, for Vicinium for the treatment of high-risk NMIBC.
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
In addition to our locally-administered TFPTs, our pipeline also includes systemically-administered TFPTs in development that are built around our proprietary de-immunized variant of the plant-derived cytotoxin bouganin, or deBouganin. One of these products, VB6-845d, is a TFPT consisting of an EpCAM targeting Fab genetically linked to deBouganin, a novel plant derived cytotoxic payload that we have optimized for minimal immunogenic potential and is administered by intravenous infusion.
We have deferred further development of Vicinium for the treatment of SCCHN and VB6-845d in order to focus our efforts and our resources on our ongoing development of Vicinium for the treatment of high-risk NMIBC. We are also exploring collaborations for Vicinium for the treatment of SCCHN and VB6-845d.
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
On June 10, 2016, we entered into a License Agreement, or the License Agreement, with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., or collectively, Roche, pursuant to which we licensed our monoclonal antibody EBI-031 and all other IL-6 antagonistic anti-IL-6 monoclonal antibody technology owned by us. Under the License Agreement, Roche is required to continue developing EBI-031 and pursue ongoing patent prosecution at its cost. At the time of the License Agreement, EBI-031, which was derived using our previous AMP-Rx platform, was in pre-clinical development as an intravitreal injection for diabetic macular edema and uveitis. We have received $30.0 million in payments from Roche pursuant to the License Agreement, including a $7.5 million upfront payment and a $22.5 million milestone payment as a result of the investigational new drug application for EBI-031 becoming effective. We are also entitled to receive up to an additional $240.0 million upon the achievement of other specified regulatory, development and commercial milestones, as well as royalties based on net sales of potential future products containing EBI-031 or any other potential future products containing other IL-6 compounds.
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
Liquidity
Since inception, we have incurred significant operating losses and expect to continue to incur operating losses for the foreseeable future. We had a net loss of $6.5 million for the three months ended March 31, 2019. As of March 31, 2019, we had an accumulated deficit of $192.5 million.
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

•
the costs and timing of the implementation of commercial-scale manufacturing activities, including those  associated with the manufacturing process and technology transfer to third-party manufacturers to facilitate such commercial-scale manufacturing;

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
We believe that our cash and cash equivalents of $42.4 million as of March 31, 2019 will be sufficient to fund our current operating plan into 2020; however, we have based this estimate on assumptions that may prove to be wrong, and our capital resources may be utilized faster than we currently expect.
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
On June 10, 2016, we entered into the License Agreement with Roche, which became effective on August 16, 2016. Under the License Agreement, we granted Roche an exclusive, worldwide license, including the right to sublicense, to its patent rights and know-how related to our monoclonal antibody EBI-031 or all other IL-6 antagonistic anti-IL-6 monoclonal antibody, to make, have made, use, have used, register, have registered, sell, have sold, offer for sale, import and export any product containing such an antibody or any companion diagnostic used to predict or monitor response to treatment with such a product, which we collectively refer to as the Licensed Intellectual Property.

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
The License Agreement is subject to the provisions of Accounting Standards Codification, or ASC 606, Revenue From Contracts With Customers, which was adopted effective January 1, 2018 utilizing a modified retrospective method. We concluded that all performance obligations had been achieved as of the adoption date and therefore the full transaction price was considered earned. The transaction price was determined to be the $30.0 million received in 2016. Additional consideration to be paid to us upon the achievement of certain milestones will be included if it is expected that the amounts will be received and the amounts would not be subject to a constraint. As of March 31, 2019 and March 31, 2018, we concluded that there would be no adjustments to the transaction price as we continue to not expect any amounts to be received from any milestones within the License Agreement. This is due to the nature of the milestones and the development status of the product candidates as of the end of each reporting period. As a result, no revenue was recognized during the three month periods ended March 31, 2019 and March 31, 2018 as all performance obligations had been previously achieved and there was no change in the transaction price during the periods.
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
We allocate direct research and development expenses, consisting principally of external costs, such as fees paid to investigators, consultants, central laboratories and CROs in connection with our clinical trials, and costs related to manufacturing or purchasing clinical trial materials and technology transfer, to specific product programs. We do not allocate employee and contractor-related costs, costs associated with our platform and facility expenses, including depreciation or other indirect costs, to specific product programs because these costs may be deployed across multiple product programs under research and development and, as such, are separately classified. The table below provides research and development expenses incurred for Vicinium for the treatment of high-risk NMIBC and other expenses by category. We have deferred further development of Vicinium for the treatment of SCCHN and VB6-845d in order to focus our efforts and our resources on our ongoing development of Vicinium for the treatment of high-risk NMIBC. We expect our research and development expenses for Vicinium for the treatment of high-risk NMIBC will continue to increase during subsequent periods. We did not allocate research and development expenses to any other specific product program during the periods presented:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Programs:
Vicinium, for the treatment of high-risk NMIBC	$2,362	$1,922
Total direct program expenses	2,362	1,922
Personnel and other expenses:
Employee and contractor-related expenses	1,710	965
Platform-related lab expenses	281	63
Facility expenses	110	95
Other expenses	223	210
Total personnel and other expenses	2,324	1,333
Total research and development expenses	$4,686	$3,255

General and Administrative Expenses
General and administrative expenses consist primarily of salaries and related costs for personnel, including stock-based compensation, in executive, operational, finance, business development and human resource functions. Other general and administrative expenses include facility-related costs, professional fees for legal, patent, consulting and accounting services and commercial market research.
Changes in Fair Value of Contingent Consideration
In connection with the acquisition of Viventia Bio, Inc., or Viventia, in September 2016, we recorded contingent consideration pertaining to the amounts potentially payable to Viventia's shareholders pursuant to the terms of the share purchase agreement between us, Viventia, and the other signatories thereto and are based on regulatory approval in certain markets and future revenue levels. The fair value of contingent consideration is assessed at each balance sheet date and changes, if any, to the fair value are recognized within the condensed consolidated statements of operations and comprehensive income (loss).

Other Income, Net
Other income, net consists primarily of interest income earned on cash and cash equivalents.
Critical Accounting Policies and Significant Judgments and Estimates
Our critical accounting policies are those policies which require the most significant judgments and estimates in the preparation of our condensed consolidated financial statements. Management has determined that our most critical accounting policies are those relating to revenue recognition, accrued research and development expenses, stock-based compensation, fair value of warrants to purchase common stock, fair value of intangible assets and goodwill, lease accounting, income taxes including the valuation allowance for deferred tax assets, contingent consideration and going concern considerations.

Recently adopted accounting standards
In February 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2016-02, Leases (Topic 842), or ASU 2016-02. ASU 2016-02 addresses the financial reporting of leasing transactions. Under past guidance for lessees, leases are only included on the balance sheet if certain criteria, classifying the agreement as a capital lease, are met. This update requires the recognition of a right-of-use asset and a corresponding lease liability, discounted to the present value, for all leases that extend beyond 12 months. For operating leases, the asset and liability are expensed over the lease term on a straight-line basis, with all cash flows included in the operating section of the statement of cash flows. For finance leases, interest on the lease liability is recognized separately from the amortization of the right-of-use asset in the statement of operations and the repayment of the principal portion of the lease liability is classified as a financing activity while the interest component is included in the operating section of the statement of cash flows. This guidance is effective for annual and interim reporting periods beginning after December 15, 2018 including interim periods within those fiscal years. In July 2018, the FASB issued ASU No. 2018-10, Leases (Topic 842), Codification Improvements, or ASU 2018-10, ASU No. 2018-11, Leases (Topic 842), Targeted Improvements, or ASU 2018-1, and ASU No. 2019-01 Leases (Topic 842), Codification Improvements to provide additional guidance for the adoption of ASC Topic 842, Leases, or ASC 842. ASU 2018-10 clarifies certain provisions and corrects unintended applications of the guidance, such as the rate implicit in a lease, impairment of the net investment in a lease, lessee reassessment of lease classifications, lessor reassessment of lease term and purchase options, variable payments that depend on an index or rate and certain transition adjustments. The amendments in ASU 2018-11 allow for an additional transition method, whereby at the adoption date the entity recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption, while the comparative period disclosures continue recognition under ASC 840, Leases. Additionally, ASU 2018-11 includes a practical expedient for separating contract components for lessors. We adopted ASC 842 using the optional transition method outlined in ASU 2018-11 as of January 1, 2019. The adoption of ASC 842 resulted in the recognition of operating lease right-of-use assets of approximately $236,000 and corresponding lease liabilities of approximately $236,000. The adoption of these ASUs did not have a material impact on our results of operations, however, the adoption resulted in significant changes to our financial statement disclosures.
In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment, or ASU 2017-04. ASU 2017-04 simplifies the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. ASU 2017-04 is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019, and should be applied on a prospective basis. Early adoption is permitted and we adopted this guidance effective January 1, 2019. We do not expect an impact upon adoption of ASU 2017-04 on our condensed consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-07, or ASU-2018-07, Compensation-Stock Compensation (Topic 718) - Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from non-employees, and as a result, the accounting for share-based payments to non-employees will be substantially aligned. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted but not earlier than an entity’s adoption date of Topic 606. We have adopted this standard effective during the three months ended March 31, 2019. The adoption of ASU 2018-07 did not have a material impact our financial position and results of operations.

In July 2018, the FASB issued ASU No. 2018-09, Codification Improvements, or ASU 2018-09. ASU 2018-09 provides amendments to a wide variety of topics in the FASB’s ASC, which applies to all reporting entities within the scope of the affected accounting guidance. The transition and effective date guidance are based on the facts and circumstances of each amendment. Some of the amendments in ASU 2018-09 do not require transition guidance and were effective upon issuance of ASU 2018-09. However, many of the amendments do have transition guidance with effective dates for annual periods beginning after December 15, 2018. ASU 2018-09 did not have a material impact on the Company’s financial statements and related disclosures.

Recently issued accounting pronouncements
In August 2018, the FASB issued ASU 2018-13— Fair Value Measurement (Topic 820): Disclosure Framework— Changes to the Disclosure Requirements for Fair Value Measurements ("ASU 2018-13"). ASU 2018-13 modifies fair value measurement disclosure requirements. The effective date for ASU 2018-13 is for annual and interim periods beginning after December 15, 2019. Early adoption is permitted. The Company is currently evaluating the impact ASU 2018-13 will have on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, or ASU 2018-15. ASU 2018-15 requires a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance to determine which implementation costs to defer and recognize as an asset. The Company is currently evaluating the impact ASU 2018-15 will have on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13—Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, or ASU 2016-13. ASU 2016-13 requires measurement and recognition of expected credit losses for financial assets held. The amendments in ASU 2016-13 eliminate the probable threshold for initial recognition of a credit loss in current GAAP and reflect an entity’s current estimate of all expected credit losses. ASU 2016-13 is effective for interim and annual reporting periods beginning January 1, 2020, and is to be applied using a modified retrospective transition method. Earlier adoption is permitted. The Company is currently evaluating the impact ASU 2016-13 will have on its consolidated financial statements.
There have been no significant changes to the Company's critical accounting policies recently disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018 that was filed with the Securities and Exchange Commission, or SEC, on March 1, 2019, or 2018 Form 10-K, other than those related to the adoption of ASU 2016-02.
Results of Operations
Comparison of the Three Months Ended March 31, 2019 and 2018

	Three Months Ended March 31,
	2019	2018	Change
	(in thousands)
Operating expenses:
Research and development	4,686	3,255	1,431
General and administrative	3,055	1,952	1,103
Gain from change in fair value of contingent consideration	(1,000)	(1,200)	200
Total operating expenses	6,741	4,007	2,734
Loss from operations	(6,741)	(4,007)	(2,734)
Other income, net	261	44	217
Net loss and comprehensive loss	$(6,480)	$(3,963)	$(2,517)
Research and development expenses. Research and development expenses were $4.7 million for the three months ended March 31, 2019 compared to $3.3 million for the three months ended March 31, 2018. The increase of $1.4 million was due primarily to increases in technology transfer and manufacturing costs associated with our Master Bioprocessing Services Agreement with FUJIFILM Diosynth Biotechnologies U.S.A., Inc., or Fujifilm MSA, and increases in employee-related compensation.
General and administrative expenses. General and administrative expenses were $3.1 million for the three months ended March 31, 2019 compared to $2.0 million for the three months ended March 31, 2018. The increase of $1.1 million was due primarily to commercial market research ($0.3 million), and increases in employee compensation costs ($0.2 million), professional fees and legal costs ($0.5 million) and insurance of ($0.1 million).
Gain from change in fair value of contingent consideration. The change in fair value of contingent consideration was a $1.0 million gain for the three months ended March 31, 2019 compared to a $1.2 million gain for the three months ended March 31,

2018. The gain in both periods was due primarily to changes in the discount rates and assumptions related to development and commercialization timelines and estimated sales projections.
Other income (expense), net. Other income, net was $0.3 million for the three months ended March 31, 2019 compared to other income, net of $44,000 for the three months ended March 31, 2018. The change of $0.2 million was due primarily to the increase in interest income on higher cash balances due to an equity financing in June 2018.
Liquidity and Capital Resources
Sources of Liquidity
Since inception, we have incurred significant operating losses and expect to continue to incur operating losses for the foreseeable future. To date, we have financed our operations primarily through debt and equity offerings and collaboration and licensing arrangements.
In June 2016, we entered into the License Agreement with Roche and received an up-front license fee of $7.5 million and up to an additional $262.5 million upon the achievement of specified regulatory, development and commercial milestones with respect to up to two unrelated indications. Specifically, an aggregate amount of up to $197.5 million is payable to us for the achievement of specified milestones with respect to the first indication: consisting of $72.5 million in development milestones, $50.0 million in regulatory milestones and $75.0 million in commercialization milestones. We received the first development milestone payment of $22.5 million as a result of the IND for EBI-031 becoming effective. In addition, we are entitled to receive royalty payments in accordance with a tiered royalty rate scale, with rates ranging from 7.5% to 15% for net sales of potential future products containing EBI-031 and at up to 50% of these rates for net sales of potential future products containing other IL-6 compounds, with each of the royalties subject to reduction under certain circumstances and to the buy-out options of Roche. As of March 31, 2019, none of these additional milestones under the License Agreement have been achieved.
Cash Flows
As of March 31, 2019, we had cash and cash equivalents of $42.4 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.
The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Net cash (used in) provided by :
Operating activities	$(7,992)	$(4,383)
Investing activities	—	5
Financing activities	7	9,386
Net decrease in cash and cash equivalents	$(7,985)	$5,008
Operating activities. Net cash used in operating activities was $8.0 million for the three months ended March 31, 2019 and consisted primarily of a net loss of $6.5 million, adjusted for non-cash items, including stock-based compensation expense of $0.3 million, a gain from changes in fair value of contingent consideration of $1.0 million, and a net increase in operating assets and liabilities of $0.9 million.
Net cash used in operating activities was $4.4 million for the three months ended March 31, 2018, and consisted primarily of net loss of $4.0 million resulting from the License Agreement with Roche, adjusted for non-cash items, including stock-based compensation expense of $0.4 million, a gain from changes in the fair value of contingent consideration of $1.2 million, and a net decrease in operating assets and liabilities of $0.3 million.
Investing activities. Net cash provided by investing activities consisted of sales of property and equipment. There were no cash proceeds from the sale of property and equipment for the three months ended March 31, 2019, while there were cash proceeds from the sale of property and equipment of approximately $5,000 for the three months ended March 31, 2019 and 2018, respectively.
Financing activities. Net cash provided by financing activities for the three months ended March 31, 2019 consisted of approximately $7,000 of proceeds from the issuance of common stock pursuant to the Company's 2014 Employee Stock Purchase Plan. Net cash provided by financing activities for the three months ended March 31, 2018 consisted of the proceeds from the cash exercise of common stock purchase warrants issued in connection with our underwritten public offering in November 2017, as well as the sale of 7,968,128 shares of our common stock and common stock purchase warrants to purchase 7,968,128 shares of our common stock in our registered direct public offering and concurrent private placement in March 2018.
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
We believe that our cash and cash equivalents of $42.4 million as of March 31, 2019 will be sufficient to fund our current operating plan into 2020; however, we have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.
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
Contractual Obligations and Commitments
The disclosure of our contractual obligations and commitments is set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations and Commitments” in our 2018 Form 10-K.
The following table summarized our contractual obligations at March 31, 2019:

	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
	(in thousands)
Operating lease obligations (1)	$232	$155	$77	$—	$—
Short term lease obligations (2)	90	90
License maintenance fees (3)	1,004	182	547	275	—
Total fixed contractual obligations	$1,326	$427	$624	$275	$—
(1) We lease our manufacturing facility located in Winnipeg, Manitoba, Canada, which consists of an approximately 31,100 square foot manufacturing, laboratory, warehouse and office facility, under a five-year renewable lease through September 2020. The minimum monthly rent under this lease is approximately $12,900 per month. We also expect to incur approximately $12,500 in related operating expenses per month.
(2) We entered into a short-term lease for office space in Philadelphia, Pennsylvania that has a monthly rent of approximately $10,000 per month. We entered into a short-term lease for office space in Cambridge, Massachusetts that has a monthly rent of approximately $10,000 per month.
(3) We have entered into various license agreements that, upon successful clinical development, contingently trigger payments upon achievement of certain milestones, royalties and other such payments. See ‘‘License Agreements’’ below. Because the achievement of these milestones are uncertain, the amounts have not been included.

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

As of March 31, 2019, we have been invoiced $7.4 million in fees for services from this CRO, which is more than 50% of the total fees for services as specified in the current work order with this CRO. Therefore, as of March 31, 2019, we would have been required to pay a termination fee of 5% of the amount of fees as of the date of termination of this agreement, which would have equaled approximately $182,000 as of March 31, 2019. Amounts owed to such CRO were not included in the ‘‘Contractual Obligations and Commitments’’ table above as it was considered a contingent payment as of March 31, 2019.
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
License Agreements
The disclosure of our obligations under our license agreements is set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — License Agreements” in our 2018 Form 10-K. During the three-month period ended March 31, 2019, there were no material changes to our obligations under our license agreements previously disclosed in our 2018 Form 10-K.
Off-balance Sheet Arrangements
We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
We are exposed to market risk related to changes in interest rates. As of March 31, 2019, we had cash and cash equivalents of $42.4 million, primarily money market mutual funds consisting of U.S. government-backed securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point (1.0%) change in interest rates would not have a material effect on the fair market value of our portfolio.
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
Item 4.         Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e)) under Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
As more fully discussed in our 2018 Form 10-K, to remediate the material weakness referenced above, we have implemented or have plans to implement the remediation initiatives described in Part II, Item 9A of our 2018 Form 10-K and will continue to evaluate the remediation and plan to implement additional measures in the future.
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
As of December 31, 2018, there was a material weakness, identified in 2016, in our controls over the financial reporting process related to business combinations. As a result of a lack of expertise in our finance and accounting group related to the accounting for business combinations, we lacked sufficient review of assumptions used and conclusions reached from the perspective of a typical market participant used in the acquisition valuation model. While we implemented processes and controls in 2017 and 2018 to remediate the material weakness over the review of assumptions related to business combinations, there have been no subsequent business combination transactions since the identification of the material weakness in 2016 that could be tested to provide evidence that the new controls operate effectively. As a result, our management concluded that our internal control over financial reporting was not effective as of December 31, 2018.
Remediation Status
As more fully discussed in our 2018 Form 10-K, to remediate the material weaknesses referenced above, we have implemented or have plans to implement the remediation initiatives described in Part II, Item 9A of our 2018 Form 10-K. We also continue to engage independent consultants to aid in the review of our financial reporting process and continue to evaluate steps to remediate the previously identified material weakness.
Changes in Internal Control Over Financial Reporting
During the three months ended March 31, 2019, management continued to implement certain remediation initiatives discussed in Part II, Item 9A of our 2018 Form 10-K. However, there was no change to our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.         Legal Proceedings
We are not currently subject to any material legal proceedings.

Item 1A.	Risk Factors

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
Other than as previously disclosed on our Current Reports on Form 8-K filed with the SEC, we did not issue any unregistered equity securities during the three months ended March 31, 2019.
Item 3.         Defaults Upon Senior Securities.
Not applicable.
Item 4.         Mine Safety Disclosures.
Not applicable.
Item 5.         Other Information.
Not applicable.
Item 6.        Exhibits

EXHIBIT INDEX

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Eleven Biotherapeutics, Inc. Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on February 18, 2014 (File No. 001-36296).
3.2	Amended and Restated By-laws of Eleven Biotherapeutics, Inc. Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on April 16, 2015 (File No. 001-36296).
3.3	Certificate of Amendment of Certificate of Incorporation. Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on May 17, 2018 (File No. 001-36296).
3.4	Amendment to Amended and Restated By-laws. Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on May 17, 2018 (File No. 001-36296).
4.1	Specimen Stock Certificate evidencing the shares of common stock. Incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-1/A filed on January 23, 2014 (Reg. No. 333-193131).
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

4.6	Form of Common Warrant. Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8‑K filed with the SEC on November 3, 2017 (File. No. 001-36296).
4.7	Form of Warrant. Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on March 23, 2018 (File. No. 001-36296).
10.1*	Employment Agreement, dated September 20, 2016, by and between Eleven Biotherapeutics, Inc. and Glen MacDonald, as amended on February 21, 2017.
31.1*	Rule 13a-14(a) Certification of Principal Executive Officer
31.2*	Rule 13a-14(a) Certification of Principal Financial Officer
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. §1350
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SESEN BIO, INC.

By:	/s/ Thomas R. Cannell, D.V.M.
Thomas R. Cannell, D.V.M.
President and Chief Executive Officer
(Principal Executive Officer and Duly Authorized Officer)
May 10, 2019