Form 10-Q
period 2019-06-30
Sesen Bio, Inc.
filed 2019-08-08
CIK 1485003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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

Number of outstanding shares of Common Stock as of August 6, 2019: 101,265,896

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

ii

PART I—FINANCIAL INFORMATION

Item 1.         Financial Statements
SESEN BIO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share and per share data)

	June 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$64,931	$50,422
Prepaid expenses and other current assets	2,598	1,334
Total current assets	67,529	51,756
Property and equipment, net	376	321
Restricted cash	20	20
Intangible assets	46,400	46,400
Goodwill	13,064	13,064
Other assets	223	—
Total assets	$127,612	$111,561
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,176	$1,367
Accrued expenses	5,630	4,746
Other current liabilities	142	—
Total current liabilities	7,948	6,113
Other liabilities	367	313
Deferred tax liability	12,528	12,528
Contingent consideration	91,400	48,400
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 5,000,000 shares authorized at June 30, 2019 and December 31, 2018 and no shares issued and outstanding at June 30, 2019 and December 31, 2018	—	—
Common stock, $0.001 par value per share; 200,000,000 shares authorized at June 30, 2019 and December 31, 2018 and 101,265,896 and 77,456,180 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	101	77
Additional paid-in capital	262,107	230,154
Accumulated deficit	(246,839)	(186,024)
Total stockholders’ equity	15,369	44,207
Total liabilities and stockholders’ equity	$127,612	$111,561
See accompanying notes.

SESEN BIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Operating expenses:
Research and development	7,944	2,779	12,630	6,034
General and administrative	2,617	2,351	5,672	4,303
Loss from change in fair value of contingent consideration	44,000	3,900	43,000	2,700
Total operating expenses	54,561	9,030	61,302	13,037
Loss from operations	(54,561)	(9,030)	(61,302)	(13,037)
Other income:
Other income, net	226	72	487	116
Total other income, net	226	72	487	116
Net loss and comprehensive loss	$(54,335)	$(8,958)	$(60,815)	$(12,921)
Net loss per share — basic and diluted	$(0.67)	$(0.16)	$(0.77)	$(0.28)
Weighted-average number of common shares used in net loss per share — basic and diluted	80,739	56,421	79,107	46,105
See accompanying notes.

SESEN BIO, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount
	(in thousands, except share data)
Balance at December 31, 2018	77,456,180	77	230,154	(186,024)	44,207
Issuance of common stock pursuant to the 2014 ESPP	8,601	—	7	—	7
Stock-based compensation expense	—	—	326	—	326
Net loss	—	—	—	(6,480)	(6,480)
Balance at March 31, 2019	77,464,781	$77	$230,487	$(192,504)	$38,060

Exercise of stock options	30,000	—	45	—	45
Exercise of common stock warrants	3,361,115	4	3,430	—	3,434
Issuance of common stock and common stock warrants, net of issuance costs	20,410,000	20	27,789	—	27,809
Stock-based compensation expense	—	—	356	—	356
Net loss				(54,335)	(54,335)
Balance at June 30, 2019	101,265,896	101	262,107	(246,839)	15,369

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount
	(in thousands, except share data)
Balance at December 31, 2017	34,702,565	35	170,330	(152,331)	18,034
Exercise of stock options and vesting of restricted stock awards	4,430	—	—	—	—
Issuance of common stock pursuant to the 2014 ESPP	9,565	—	10	—	10
Exercise of common stock warrants	420,778	—	336	—	336
Issuance of common stock and common stock warrants, net of issuance costs	7,968,128	8	9,032	—	9,040
Stock-based compensation expense	—	—	401		401
Net loss	—	—	—	(3,963)	(3,963)
Balance at March 31, 2018	43,105,466	$43	$180,109	$(156,294)	$23,858

Exercise of stock options and vesting of restricted stock awards	55,259	—	29	—	29
Exercise of common stock warrants	8,294,718	8	6,910	—	6,918
Issuance of common stock and common stock warrants, net of issuance costs	25,555,556	26	41,906	—	41,932
Stock-based compensation expense	—	—	285	—	285
Net loss				(8,958)	(8,958)
Balance at June 30, 2018	77,010,999	77	229,239	(165,252)	64,064
See accompanying notes.

SESEN BIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2019	2018
Operating activities
Net loss	$(60,815)	$(12,921)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	107	101
Stock-based compensation expense	682	686
Loss from change in fair value of contingent consideration	43,000	2,700
Gain on sale of equipment	—	(5)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,487)	(426)
Accounts payable	809	403
Accrued expenses and other liabilities	961	(517)
Net cash used in operating activities	(16,743)	(9,979)
Investing activities
Purchases (sales) of equipment	(43)	5
Net cash (used in) provided by investing activities	(43)	5
Financing activities
Proceeds from exercise of common stock options	45	29
Proceeds from issuance of common stock and the issuance and exercise of common stock warrants, net of issuance costs	31,243	58,226
Proceeds from sale of common stock pursuant to 2014 ESPP	7	10
Net cash provided by financing activities	31,295	58,265
Net increase in cash, cash equivalents and restricted cash	14,509	48,291
Cash, cash equivalents and restricted cash at beginning of period	50,442	14,690
Cash, cash equivalents and restricted cash at end of period	$64,951	$62,981
Supplemental non-cash operating activities
Right-of-use assets obtained in exchange for operating lease liability	$236	—
Cash paid for amounts included in the measurement of lease liabilities	$76	—
Supplemental non-cash investing activities
Fixed Assets purchased included in Accrued expenses	$119	—
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
Basis of presentation
The condensed consolidated financial statements as of June 30, 2019 and December 31, 2018 and for the three and six months ended June 30, 2019 and 2018 and the related information contained within the notes to the condensed consolidated financial statements are unaudited. The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting standards applicable to interim financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s consolidated financial position as of June 30, 2019, its results of operations for the three and six months ended June 30, 2019 and 2018, its statement of shareholders' equity for the six months ended June 30, 2019 and 2018, and its cash flows for the six months ended June 30, 2019 and 2018. The financial data and the other financial information disclosed in these notes to the condensed consolidated financial statements related to the three and six-month periods are also unaudited. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any other future annual or interim period. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 that was filed with the Securities and Exchange Commission (“SEC”) on March 1, 2019 (the "2018 Form 10-K").
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
The functional currency of Viventia, Viventia Bio USA Inc. and Viventia Biotech (EU) Limited is the U.S. dollar.
Liquidity
The Company has financed its operations to date primarily through private placements of its common stock and preferred stock, and convertible bridge notes, venture debt borrowings, its initial public offering ("IPO"), follow-on public offerings, sales effected in an "at-the-market" offering, and the License Agreement (the "License Agreement") with F. Hoffmann La-Roche Inc. (collectively, "Roche"). As of June 30, 2019, the Company had cash and cash equivalents totaling $64.9 million, net working capital of $59.6 million and an accumulated deficit of $246.8 million.
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
On June 21, 2019, the Company raised approximately $28 million in net proceeds from the sale of 20,410,000 shares of its common stock and accompanying warrants to purchase up to 20,410,000 shares of its common stock in an underwritten public offering (the “June 2019 Financing”). The combined purchase price for each share of common stock and accompanying warrant was $1.47. Each warrant has an exercise price of $1.47 per share and is exercisable from date of issuance through June 21, 2020.

In addition, between April 1, 2019 and June 30, 2019, the Company received proceeds of $3.4 million from the issuance of 3.4 million shares of its common stock due to the exercise of common stock purchase warrants issued in connection with (i) its underwritten public offering in November 2017 and (ii) its private placement of common stock warrants in March 2018.
To date, the Company has no revenue from product sales and management expects continuing operating losses in the future. As of June 30, 2019, the Company had available cash and cash equivalents of $64.9 million, which it believes is sufficient to fund the Company’s current operating plan for at least the next twelve months after the date of this Form 10-Q filing. Management expects to seek additional funds through equity or debt financings or through additional collaboration, licensing transactions or other sources. The Company may be unable to obtain equity or debt financings or enter into additional collaboration or licensing transactions and, if necessary, the Company will be required to implement cost reduction strategies. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.
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
In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment ("ASU 2017-04"). ASU 2017-04 simplifies the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. ASU 2017-04 is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019, and should be applied on a prospective basis. The Company adopted this guidance effective January 1, 2019. The adoption of ASU 2017-04 did not have a material impact on our condensed consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-07, Compensation-Stock Compensation (Topic 718) (“Topic 718”): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). ASU 2018-07 expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from non-employees, and as a result, the accounting for share-based payments to non-employees will be substantially aligned. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The Company adopted this standard effective January 1, 2019. The adoption of ASU 2018-07 did not have a material impact on the Company’s financial position or results of operations.

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

Recently issued accounting pronouncements
In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract ("ASU 2018-15"). ASU 2018-15 requires a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance to determine which implementation costs to defer and recognize as an asset. The effective date for ASU 2018-15 is for annual and interim periods beginning after December 15, 2019. Early adoption is permitted.
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

Critical accounting policies
The Company’s significant accounting policies are described in Note 2, Significant Accounting Policies, in the 2018 Form 10-K. During the six months ended June 30, 2019, the Company adopted the following additional significant accounting policies:

Leases
Effective January 1, 2019, the Company adopted ASC 842 using the optional transition method. The adoption of ASC 842 represents a change in accounting principle that aims to increase transparency and comparability among organizations by requiring the recognition of right-of-use assets and lease liabilities on the balance sheet for both operating and finance leases. In addition, the standard requires enhanced disclosures that meet the objective of enabling financial statement users to assess the amount, timing, and uncertainty of cash flows arising from leases. The reported results for the three and six months ended June 30, 2019 reflect the application of ASC 842 guidance, while the reported results for prior periods were prepared in conjunction with ASC 840.

As part of the adoption of ASC 842, the Company utilized certain practical expedients outlined in the guidance. These practical expedients include:

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

The Company’s lease portfolio as of the adoption date includes: a property lease for its manufacturing facility, a property lease for its headquarters in Cambridge, MA, and a property lease for office space in Philadelphia, PA. The Company also elected the short–term lease recognition exemption for all leases that qualify, where a right–of–use asset or lease liability will not be recognized for short–term leases. The Company determines if an arrangement is a lease at the inception of the contract and need not separate out non-lease components from lease components, for all classes of underlying assets. The asset components of the Company’s operating leases are recorded as operating lease right-of-use assets and reported within Other assets in the Company's condensed consolidated balance sheets. The short term and long term liability components are recorded in Other current liabilities and Other liabilities, respectively, in the Company’s condensed consolidated balance sheets. As of June 30, 2019, the Company did not have any finance leases.

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
The following table summarizes the assets and liabilities measured at fair value on a recurring basis at June 30, 2019 (in thousands):

Description	June 30, 2019	Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)

Assets:
Cash and cash equivalents	$64,931	$64,931	$—	$—
Restricted cash	20	20	—	—
Total assets	$64,951	$64,951	$—	$—
Liabilities:
Contingent consideration	91,400	—	—	91,400
Total liabilities	$91,400	$—	$—	$91,400
The following table summarizes the assets and liabilities measured at fair value on a recurring basis at December 31, 2018 (in thousands):

Description	December 31, 2018	Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)

Assets:
Cash and cash equivalents	$50,422	$50,422	$—	$—
Restricted cash	20	20	—	—
Total assets	$50,442	$50,442	$—	$—
Liabilities:
Contingent consideration	48,400	—	—	48,400
Total liabilities	$48,400	$—	$—	$48,400
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

Beginning balance, December 31, 2018	$48,400
Loss from change in fair value of contingent consideration	43,000
Ending balance, June 30, 2019	$91,400
The fair value of the Company’s contingent consideration was determined using probabilities of successful achievement of regulatory milestones and commercial sales, the period in which these milestones and sales are expected to be achieved ranging from 2021 to 2033, the level of commercial sales of Vicinium® within the United States, Europe, Japan and other potential markets, discount rates ranging from 6.6% to 13.7% as of December 31, 2018 and 6.1% to 11.8% as of June 30, 2019. Significant changes in any of these assumptions would result in a significantly higher or lower fair value measurement. During the quarter ended June 30, 2019, the Company reassessed the total addressable global market for NMIBC and determined that both the global market size and estimated potential Vicinium commercial net sales within the global NMIBC market were likely higher than the Company’s previous estimates. Specific drivers of the increased revenue estimates include the expectation that Vicinium could achieve peak market penetration earlier than previously estimated, and the expectation that Vicinium sales outside the United States could be two to three times the expected sales volumes in the United States.  As contingent consideration incorporates a royalty rate of 2% on all commercial net sales reported through December 2033, an increase in expected future net sales correlates to an increase in the fair value of the Company’s potential contingent consideration. Accordingly, the Company’s contingent consideration at June 30, 2019 was adjusted to reflect the Company’s updated view of the NMIBC market and Vicinium’s potential sales volumes in that market.

There have been no changes to the valuation methods utilized during the three and six months ended June 30, 2019. The Company evaluates transfers between levels at the end of each reporting period. There were no transfers of assets or liabilities between levels during the three and six months ended June 30, 2019.
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
During the three and six months ended June 30, 2019 and June 30, 2018, the Company concluded that there would be no adjustments to the transaction price as the Company continued to not expect any amounts to be received from any milestones within the License Agreement. This is due to the nature of the milestones and the development status of the product candidates as of the end of each reporting period. As a result, no revenue was recognized during the three-month and six-month periods ended June 30, 2019 and June 30, 2018 as all performance obligations had been previously achieved and there was no change in the transaction price during the period.
5. Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Development costs	$3,758	$2,928
Employee compensation	906	1,045
Severance to former CEO and other employees	344	278
Professional fees	615	464
Other	7	31
	$5,630	$4,746

Stephen A. Hurly departed as the President and Chief Executive of the Company, effective as of August 7, 2018. In connection with his departure, Mr. Hurly and the Company entered into a separation agreement and general release, dated September 28, 2018 (the “Separation Agreement”), which sets forth the terms of Mr. Hurly’s separation from the Company. Pursuant to the

Separation Agreement, which includes Mr. Hurly's agreement to a release of claims and complying with certain other continuing obligations contained therein, the Company is obligated to pay Mr. Hurly a total amount of $637,500, less applicable withholdings and deductions, which consists of the equivalent of twelve months of Mr. Hurly’s base salary ($425,000) immediately prior to his departure and Mr. Hurly’s annual target bonus for 2018 ($212,500). In addition, the Company, to the extent allowed by applicable law and the applicable plan documents, will continue to provide Mr. Hurly and certain of his dependents with group health and dental insurance for a period of up to twelve months after the effective date of the Separation Agreement. Accrued severance related to this agreement was $56,000 as of June 30, 2019. The remaining amounts of accrued severance as of June 30, 2019 relate to terminations of other employees during 2019.

6. Shareholder Equity
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

During the six months ended June 30, 2018, the Company received proceeds of $7.3 million from the exercise of outstanding warrants to purchase common stock issued in connection with (i) its underwritten public offering in November 2017 and (ii) its private placement of common stock warrants in March 2018.
On June 21, 2019, the Company completed the June 2019 Financing, which raised approximately $28 million of net proceeds, pursuant to which it issued 20,410,000 shares of common stock and accompanying warrants to acquire 20,410,000 shares of common stock. The combined purchase price for each share of common stock and accompanying warrant was $1.47. Subject to certain ownership limitations, such warrants were exercisable immediately at an exercise price equal to $1.47 per share of common stock, subject to adjustments as provided under the terms of such warrants and have a one-year term expiring on June 21, 2020.
Between April 1, 2019 and June 30, 2019, the Company received proceeds of $3.4 million from the exercise of outstanding warrants to purchase common stock issued in connection with (i) its underwritten public offering in November 2017 and (ii) its private placement of common stock warrants in March 2018.
Common stock warrants are accounted for in accordance with applicable accounting guidance provided in ASC Topic 815, Derivatives and Hedging - Contracts in Entity’s Own Equity, as either derivative liabilities or as equity instruments depending upon the specific terms of the warrant agreement. All of the Company’s warrants are classified as equity because they do not contain terms requiring derivative liability classification.
Warrants outstanding and warrant activity for the six-month period ended June 30, 2019 is as follows:

Description	Classification	Issuance Date	Exercise Price	Expiration Date	Balance December 31, 2018	Warrants Issued	Warrants Exercised	Warrants Expired	Balance June 30, 2019
Non-tradeable warrants	Equity	06/21/19	$1.47	June 2020	—	20,410,000	—	—	20,410,000
Non-tradeable warrants	Equity	03/23/18	$1.20	Mar. 2023	7,210,945	—	1,861,115	—	5,349,830
Non-tradeable warrants	Equity	11/01/17	$0.80	Nov. 2022	1,991,687	—	1,500,000	—	491,687
Non-tradeable warrants	Equity	05/11/15	$11.83	May 2025	27,500	—	—	—	27,500
Non-tradeable warrants	Equity	11/25/14	$11.04	Nov. 2024	27,500	—	—	—	27,500
					9,257,632	20,410,000	3,361,115	—	26,306,517

Share-Based Payments

At the Company's 2019 Annual Meeting of Stockholders (the “Annual Meeting”) held on June 19, 2019, the Company's stockholders approved an amendment to the 2014 Plan, that (i) increased the number of shares reserved for issuance under the 2014 Plan by 7,908,972 shares and (ii) eliminated the “evergreen” or automatic replenishment provision of the 2014 Plan pursuant to which the number of shares authorized for issuance under the 2014 Plan is automatically increased on an annual basis (collectively, the "2014 Plan Amendment").
As of June 30, 2019, the total number of shares of common stock available for issuance under the 2014 Plan was 9,045,174.
In September 2016, the Company issued 650,000 inducement equity awards outside the 2014 Plan in accordance with Nasdaq Listing Qualifications Department (“Nasdaq”) Listing Rule 5635(c)(4). The inducement equity awards were approved and recommended by the Company's Compensation Committee, approved by the Board of Directors and were made as an inducement material to certain individuals’ acceptance of employment with the Company in accordance with Nasdaq Listing Rule 5635(c)(4). In August 2018, the Company issued 1,350,000 inducement equity awards outside the 2014 Plan in accordance with Nasdaq Listing Rule 5635(c)(4). The inducement equity awards were approved and recommended by the Company's Compensation Committee, approved by the Board of Directors and were made as an inducement material to Dr. Thomas R. Cannell’s acceptance of employment with the Company in accordance with Nasdaq Listing Rule 5635(c)(4). In December 2018, the Company issued 425,000 inducement equity awards outside the 2014 Plan in accordance with Nasdaq Listing Rule 5635(c)(4). The inducement equity awards were approved and recommended by the Company's Compensation Committee, approved by the Board of Directors and were made as an inducement material to Dr. Dennis Kim’s acceptance of employment with the Company in accordance with Nasdaq Listing Rule 5635(c)(4). As of June 30, 2019, the total amount of shares outstanding classified as inducement awards was 1,875,000.
The Company also maintains the Company's 2009 Stock Incentive Plan, as amended and restated, and the Company's 2014 Employee Stock Purchase Plan (the "2014 ESPP").
Stock-Based Compensation Expense
Stock-based compensation expense by award type was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Stock options	$355	$283	$680	$659
Restricted stock	—	—	$—	22
Employee stock purchase plan	—	2	2	5
	$355	$285	$682	$686

The Company allocated stock-based compensation expense as follows in the condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Research and development expense	$86	$123	$139	$288
General and administrative expense	269	162	$543	$398
	$355	$285	$682	$686
At June 30, 2019, there was $3.4 million of total unrecognized compensation expense related to unvested stock options for employee and non-employee consultants and shares issued pursuant to the 2014 ESPP. This unrecognized compensation expense is expected to be recognized over a weighted-average period of 2.98 years.
Stock Options
A summary of the stock option activity is presented below:

	Shares	Weighted-Average Exercise Price
Outstanding at December 31, 2018	3,941,947	$2.12
Granted	2,425,115	0.93
Exercised	(30,000)	1.50
Cancelled or forfeited	(558,018)	2.30
Outstanding at June 30, 2019	5,779,044	$1.60
Exercisable at June 30, 2019	1,189,418	$2.86

In October 2017, the Company issued stock option awards to certain employees which contained performance vesting conditions. These options vested in installments based on the achievement of certain strategic and clinical milestones. In January 2018, March 2018, June 2018, and July 2019, the Compensation Committee of our Board determined that certain performance milestones were met. Stock-based compensation expense associated with these performance-based stock options is recognized over the service and performance period if any performance condition is considered probable of achievement using management’s best estimate. For these performance-based awards, the Company recorded $2,000 and ($16,000) of expense in the three and six months ended June 30, 2019, respectively. The expense in the six months ended June 30, 2019 reflects forfeitures recorded during the period. The Company recorded $63,000 and $274,000 of expense in the three and six months ended June 30, 2018, respectively. As of June 30, 2019, there was no unrecognized compensation expense remaining related to performance-based awards.
Restricted Stock
From time to time, upon approval by the Board, certain employees, directors and consultants have been granted restricted shares of common stock and restricted stock units. As of June 30, 2019, the Company does not have any outstanding restricted stock awards or restricted stock units.
Employee Stock Purchase Plan
On March 14, 2019, the Company issued and sold 8,601 shares of its common stock pursuant to the 2014 ESPP at a purchase price of $0.8356 per share and on March 14, 2018, the Company issued and sold 9,565 shares of its common stock pursuant to the 2014 ESPP at a purchase price of $0.9800 per share. No shares were issued under the 2014 ESPP for the three months ended June 30, 2019. The Company estimates the number of shares to be issued at the end of an offering period and recognizes expense over the requisite service period.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Stock options	5,779,044	4,027,826	5,779,044	4,027,826
Common stock warrants	26,306,517	9,307,632	26,306,517	9,307,632
	32,085,561	13,335,458	32,085,561	13,335,458

8. Cash, cash equivalents and restricted cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows (in thousands):

	June 30,	December 31,
	2019	2018
Cash and cash equivalents	64,931	$50,422
Restricted cash	20	20
Total cash, cash equivalents and restricted cash	64,951	50,442

Amounts included in restricted cash represent cash held to collateralize a credit limit with Silicon Valley Bank of $20,000 as of June 30, 2019 and December 31, 2018, respectively.
9. Related Party Transactions

The Company leases an approximately 31,100 square foot manufacturing, laboratory, and office facility in Winnipeg, Manitoba, from an affiliate of Leslie L. Dan, a director of the Company until his retirement effective July 16, 2019, under a five-year renewable lease through September 2020 with a right to renew the lease for one subsequent five-year term. Operating lease cost under this lease, which includes related operating expenses, was $71,000 and $146,000 for the three and six months ended June 30, 2019, respectively. Under ASC 840, rent expense for this lease was $80,000 and $161,000 for the three and six months ended June 30, 2018, respectively.

The Company pays fees, under an intellectual property license agreement, to Protoden Technologies, Inc. (“Protoden”), a company owned by Clairmark Investments Ltd. (“Clairmark”), an affiliate of Mr. Dan. Pursuant to the agreement, the Company has an exclusive, perpetual, irrevocable and non-royalty bearing license, with the right to sublicense, under certain patents and technology to make, use and sell products that utilize such patents and technology for an annual fee of $100,000. Upon expiration of the term, the licenses granted to the Company will require no further payments to Protoden. During each of the six-month periods ended June 30, 2019 and 2018, $100,000 was paid to Clairmark pursuant to the license agreement.

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
Operating lease cost is recognized on a straight-line basis over the lease term. The components of lease cost for the three and six months ended June 30, 2019 are as follows (in thousands):

	Three months ended June 30, 2019	Six months ended June 30, 2019
Lease Cost:
Operating lease cost (including related operating costs)	71	146
Short-term lease cost	53	129
Total lease cost	124	275

Supplemental Information:	Six months ended June 30, 2019
Weighted-average remaining lease term - operating leases (in years)	1.25
Weighted-average discount rate - operating leases	12%
Future minimum lease payments under non-cancelable operating leases under ASC 842 as of June 30, 2019 are as follows (in thousands):

Operating lease payments
2019 (1)	76
2020	113
Total future minimum lease payments	189
Less: amounts representing present value adjustment	9
Operating lease liabilities as of June 30, 2019	180
Less: current portion of operating lease liabilities	142
Operating lease liabilities, net of current portion	38
(1) Amounts are for the remaining six months ending December 31, 2019

The Company leases a manufacturing facility located in Winnipeg, Manitoba Canada, which consists of an approximately 31,100 square foot manufacturing, laboratory, warehouse and office facility, under a five-year renewable lease through September 2020 with a right to renew the lease for one subsequent five-year term. The minimum monthly rent under this lease is approximately $12,600 per month. The Company expects to incur approximately $12,300 in related operating expenses per month. Operating lease cost under this lease, including the related operating costs, was $71,000 and $146,000 for the three and six months ended June 30, 2019, respectively. Under ASC 840, rent expense for this lease, including related operating costs, was $80,000 and $161,000 for the three and six months ended June 30, 2018, respectively.

The Company leases its current corporate headquarters in Cambridge, Massachusetts under a short-term lease that extends through December 31, 2019. The minimum monthly rent for this office space is approximately $8,000 per month. The Company recorded $24,000 and $51,000 in short-term lease cost for the three and six months ended June 30, 2019, respectively. Under ASC 840, the Company recorded $36,000 and $62,000 in rent expense for the three and six months ended June 30, 2018, respectively, for this lease.

The Company leases office space in Philadelphia, PA, where it occupies office space under a short-term lease that extends through December 31, 2019. Currently, the minimum monthly rent under this lease is approximately $11,000 per month. The

Company recorded $29,000 and $78,000 in short term lease cost for the three and six months ended June 30, 2019, respectively. Under ASC 840, the Company recorded $32,000 and $56,000 in rent expense for the three and six months ended June 30, 2018, respectively, for this lease.
11. Subsequent Events

Not applicable.

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

Patients with CIS will be considered to have a complete response if at the time of any disease status evaluation (per protocol every 13 weeks or any unscheduled evaluation) there is no evidence of high-grade disease (CIS, high-grade Ta or high-grade T1 disease) or disease progression (e.g., to muscle invasive disease). Low-grade disease is not considered a treatment failure in these patients and they may remain on study treatment following transurethral resection of the bladder tumor.

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

As of a May 29, 2019 data cutoff date, preliminary primary and secondary endpoint data for each of the trial cohorts were as follows:

Cohort 1 (n=82) Complete Response Rate, Evaluable Population, for Carcinoma in situ

Time point	Evaluable Patients*	Complete Response Rate (95% Confidence Interval)
3-months	n=82	39%
6-months	n=82	26%
9-months	n=82	20%
12-months	n=82	17%
*Response-evaluable population includes any mITT subject who completes the induction phase.

Cohort 2 (n=7) Complete Response Rate, Evaluable Population, for Carcinoma in situ

Time point	Evaluable Patients*	Complete Response Rate (95% Confidence Interval)
3-months	n=7	57%
6-months	n=7	57%
9-months	n=7	43%
12-months	n=7	14%
*Response-evaluable population includes any mITT subject who completes the induction phase.

Pooled Cohorts 1 and 2 (n=89) Complete Response Rate, Evaluable Population, for Carcinoma in situ

Time point	Evaluable Patients*	Complete Response Rate (95% Confidence Interval)
3-months	n=89	40% (30%- 51%)
6-months	n=89	28% (19%-39%)
9-months	n=89	21% (13%-31%)
12-months	n=89	17% (10%-26%)
*Response-evaluable population includes any mITT subject who completes the induction phase.

•
Duration of Response: The median duration of response for patients in Cohort 1 (n=86) is 273 days (95% confidence interval, or CI, 122-NA), using the Kaplan-Meier method. The Kaplan-Meier method is a non-parametric statistical analysis used to estimate survival times and times to event when incomplete observations in data exist. Additional ad hoc analysis of pooled data for all patients with CIS (Cohorts 1 and 2, n=93) shows that among patients who achieved a complete response at 3 months, 52% had a complete response for a total of 12 months or longer after starting therapy, using the Kaplan-Meier method.

•
Time to Disease Recurrence: High-grade papillary (Ta or T1) NMIBC is associated with higher rates of progression and recurrence. Therefore, time to disease recurrence is a key secondary endpoint for patients with high-risk papillary-only NMIBC. The median time to disease recurrence for patients in Cohort 3 (n=40) is 402 days (95% CI, 170-NA), using the Kaplan-Meier method.

•
Time to Cystectomy: The first U.S. Food and Drug Administration, or FDA, guidance on treatment of BCG-unresponsive NMIBC patients states that the goal of therapy in such patients is to avoid cystectomy. Therefore, time to cystectomy is a key secondary endpoint in the VISTA Trial. Across all 133 patients treated with Vicinium in the VISTA Trial, greater than 75% of all patients are estimated to remain cystectomy-free at 2.5 years, using the Kaplan-Meier method. Additional ad hoc analysis of responders and non-responders for all patients shows that approximately 88% of responders are estimated to remain cystectomy-free at 3 years.

•
Progression-Free Survival: 90% of all 133 patients treated with Vicinium in the VISTA Trial are estimated to remain progression-free for 2 years or greater, using the Kaplan-Meier method. Progression-free is defined as the time from the date of first dose of study treatment to disease progression (e.g. T2 or more advanced disease) or death as a first event.

•
Event-Free Survival: 29% of all 133 patients treated with Vicinium in the VISTA Trial are estimated to remain event-free at 12 months, using the Kaplan-Meier method. Event-free survival is defined as the time from the date of first dose of study treatment to disease recurrence, progression, or death as a first event.

•
Overall Survival: 96% of all 133 patients treated with Vicinium in the VISTA Trial are estimated to have an overall survival of 2 years or greater, using the Kaplan-Meier method. Overall survival is defined as the time from the date of first dose of study treatment to death from any cause.

Preliminary Safety Results
As of the May 29, 2019 data cut off, in patients across all cohorts (n=133), 95% of adverse events were Grade 1 or 2. The most commonly reported treatment-related adverse events were dysuria (14%), hematuria (13%) and urinary tract infection (12%) - all of which are consistent with the profile of bladder cancer patients and the use of catheterization for treatment delivery. These adverse events were determined by the clinical investigators to be manageable and reversible, and only four patients (3%) discontinued treatment due to an adverse event. Serious adverse events, regardless of treatment attribution, were reported in 14% of patients. There were four treatment-related serious adverse events reported in three patients including acute kidney injury (Grade 3), pyrexia (Grade 2), cholestatic hepatitis (Grade 4) and renal failure (Grade 5). There were no age-related increases in adverse events observed in the Phase 3 VISTA trial.
Other Vicinium Development Activity

In October 2018, we entered our Master Bioprocessing Services Agreement, or Fujifilm MSA, with FUJIFILM Diosynth Biotechnologies U.S.A., Inc., or Fujifilm, for the manufacturing process and technology transfer of Vicinium production. In April 2019, the first full, commercial-scale GMP run was completed at Fujifilm. Preliminary indicators of success, including the bacterial growth and purification profiles, support Fujifilm’s ability to produce the bulk drug substance form of Vicinium for commercial purposes if we receive regulatory approval to market Vicinium. Full quality release testing has been completed and all Phase 3 release specifications have been met.

On June 6, 2019, we met with the FDA for a Type B Pre-Biologics License Application, or BLA, meeting regarding the approval path for Vicinium for the treatment of patients with high-risk, BCG-unresponsive NMIBC.  At the meeting, we reached alignment with the FDA on an Accelerated Approval Pathway for Vicinium along with Rolling Review (as defined below), and we expect to initiate submission of the BLA in the fourth quarter of 2019. The FDA also indicated that the clinical data, nonclinical data, clinical pharmacology data, and the safety database are sufficient to support a BLA submission, and that no additional clinical trials are necessary for a BLA submission. Per the official FDA minutes received post-meeting, the FDA stated that the pre-approval inspection may be completed at the time of process performance qualification manufacturing which the Company believes will benefit the overall review timeline for the BLA.
“Rolling Review” of the BLA enables individual modules to be submitted and reviewed on an ongoing basis, rather than waiting for all sections to be completed before submission. The final module submission for the BLA will be chemistry, manufacturing, and controls, or CMC.  In addition, the FDA communicated that they expect that a meeting with the FDA’s Oncologic Drug Advisory Committee will be required as part of the Accelerated Approval Pathway.  If Vicinium receives marketing approval for treatment of NMIBC, a post-marketing confirmatory trial will also be required. We expect to schedule two additional meetings with the FDA in the second half of 2019, a Type C meeting to discuss the details of a post-marketing confirmatory trial in support of the Accelerated Approval Pathway for Vicinium, and a Type B CMC meeting to discuss the content and timing of the CMC module.
In addition, we had a Type C CMC in late May 2019 and reached agreement with the FDA on the analytical comparability plan to be used to assess comparability between the supply used in clinical trials and the potential commercial supply produced by Fujifilm. We also confirmed with the FDA that, subject to final comparability data to be provided in the BLA submission, no additional clinical trials were deemed necessary to establish comparability.
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
We maintain global development, marketing and commercialization rights for all of our TFPT-based product candidates. We intend to explore various commercialization strategies to market our approved products. If we obtain regulatory approval for Vicinium for the treatment of high-risk NMIBC, we may build a North American specialty urology sales force to market the product or seek commercialization partners. If we obtain regulatory approval for Vicinium for the treatment of SCCHN or for our other product candidates, including VB6-845d, we may seek partners with oncology expertise in order to maximize the commercial value of each asset or a portfolio of assets. We also own or exclusively license worldwide intellectual property rights for all of our TFPT-based product candidates, covering our key patents with protection ranging from 2018 to 2034.
On June 10, 2016, we entered into a License Agreement, or the License Agreement, with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., or collectively, Roche, pursuant to which we licensed our monoclonal antibody EBI-031 and all other IL-6 antagonistic anti-IL-6 monoclonal antibody technology owned by us. Under the License Agreement, Roche is required to continue developing EBI-031 and pursue ongoing patent prosecution at its cost. At the time of the License Agreement, EBI-031, which was derived using our previous AMP-Rx platform, was in pre-clinical development as an intravitreal injection for diabetic macular edema and uveitis. As of June 30, 2019, we have received $30.0 million in payments from Roche pursuant to the License Agreement, including a $7.5 million upfront payment and a $22.5 million milestone payment as a result of the investigational new drug application for EBI-031 becoming effective. We are also entitled to receive up to an additional $240 million upon the achievement of other specified regulatory, development and commercial milestones, as well as royalties based on net sales of potential future products containing EBI-031 or any other potential future products containing other IL-6 compounds.
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
Liquidity
Since inception, we have incurred significant operating losses and expect to continue to incur operating losses for the foreseeable future. We had a net loss of $60.8 million for the six months ended June 30, 2019. As of June 30, 2019, we had an accumulated deficit of $246.8 million.
On June 21, 2019, we raised approximately $28 million in net proceeds from the sale of 20,410,000 shares of our common stock and accompanying warrants to purchase up to 20,410,000 shares of common stock in an underwritten public offering, or the June 2019 Financing. The combined purchase price for each share of common stock and accompanying warrant was $1.47. Each warrant has an exercise price of $1.47 per share and is exercisable from date of issuance through June 21, 2020.
Additionally, from January 1, 2019 through June 30, 2019, we received approximately $3.4 million in proceeds from the exercise of outstanding warrants to purchase common stock issued in connection with (i) our underwritten public offering completed in November 2017, or the November 2017 Financing and (ii) our private placement of common stock purchase warrants in March 2018, or the March 2018 Private Placement.
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
Our future capital requirements will depend on many factors, including:

•	the scope, initiation, progress, timing, costs and results of pre-clinical development and laboratory testing and clinical trials for our product candidates;

•	the cost and timing of any new clinical trials or studies of our product candidates;

•	our ability to establish collaborations or licensing agreements on favorable terms, if at all, particularly manufacturing, marketing and distribution arrangements for our product candidates;

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
The License Agreement is subject to the provisions of Accounting Standards Codification 606, or ASC 606, Revenue From Contracts With Customers, which was adopted effective January 1, 2018 utilizing a modified retrospective method. We concluded that all performance obligations had been achieved as of the adoption date and therefore the full transaction price was considered earned. The transaction price was determined to be the $30.0 million received in 2016. Additional consideration to be paid to us upon the achievement of certain milestones will be included if it is expected that the amounts will be received and the amounts would not be subject to a constraint. During the three and six months ended June 30, 2019 and June 30, 2018, we concluded that there would be no adjustments to the transaction price as we continue to not expect any amounts to be received from any milestones within the License Agreement. This is due to the nature of the milestones and the development status of the product candidates as of the end of each reporting period. As a result, no revenue was recognized during the three and six month periods ended June 30, 2019 and June 30, 2018 as all performance obligations had been previously achieved and there was no change in the transaction price during the periods.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Programs:
Vicinium, for the treatment of high-risk NMIBC	$6,010	$1,649	8,372	3,571
Total direct program expenses	6,010	1,649	8,372	3,571
Personnel and other expenses:
Employee and contractor-related expenses	1,347	879	3,057	1,844
Platform-related lab expenses	132	37	413	100
Facility expenses	115	74	226	169
Other expenses	340	140	562	350
Total personnel and other expenses	1,934	1,130	4,258	2,463
Total research and development expenses	$7,944	$2,779	$12,630	$6,034

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

In June 2018, the FASB issued ASU No. 2018-07, or ASU-2018-07, Compensation-Stock Compensation (Topic 718) - Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from non-employees, and as a result, the accounting for share-based payments to non-employees will be substantially aligned. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted but not earlier than an entity’s adoption date of Topic 606. We have adopted this standard effective during the six months ended June 30, 2019. The adoption of ASU 2018-07 did not have a material impact our financial position and results of operations.

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

Recently issued accounting pronouncements
In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, or ASU 2018-15. ASU 2018-15 requires a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance to determine which implementation costs to defer and recognize as an asset. The effective date for ASU 2018-15 is for annual and interim periods beginning after December 15, 2019. Early adoption is permitted. We are currently evaluating the impact ASU 2018-15 will have on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13— Fair Value Measurement (Topic 820): Disclosure Framework— Changes to the Disclosure Requirements for Fair Value Measurements, or ASU 2018-13. ASU 2018-13 modifies fair value measurement disclosure requirements. The effective date for ASU 2018-13 is for annual and interim periods beginning after December 15, 2019. Early adoption is permitted. We are currently evaluating the impact ASU 2018-13 will have on our consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13—Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, or ASU 2016-13. ASU 2016-13 requires measurement and recognition of expected credit losses for financial assets held. The amendments in ASU 2016-13 eliminate the probable threshold for initial recognition of a credit loss in current GAAP and reflect an entity’s current estimate of all expected credit losses. ASU 2016-13 is effective for interim and annual reporting periods beginning January 1, 2020, and is to be applied using a modified retrospective transition method. Earlier adoption is permitted. We are currently evaluating the impact ASU 2016-13 will have on our consolidated financial statements.

There have been no significant changes to our critical accounting policies recently disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018 that was filed with the Securities and Exchange Commission, or SEC, on March 1, 2019, or 2018 Form 10-K, other than those related to the adoption of ASU 2016-02.
Results of Operations
Comparison of the Three Months Ended June 30, 2019 and 2018

	Three Months Ended June 30,
	2019	2018	Change
	(in thousands)
Operating expenses:
Research and development	7,944	2,779	5,165
General and administrative	2,617	2,351	266
Loss from change in fair value of contingent consideration	44,000	3,900	40,100
Total operating expenses	54,561	9,030	45,531
Loss from operations	(54,561)	(9,030)	(45,531)
Other income, net	226	72	154
Net loss and comprehensive loss	$(54,335)	$(8,958)	$(45,377)
Research and development expenses. Research and development expenses were $7.9 million for the three months ended June 30, 2019 compared to $2.8 million for the three months ended June 30, 2018. The increase of approximately $5.2 million was due primarily to increases in technology transfer and manufacturing costs associated with the Fujifilm MSA and increased internal and external staffing costs, partially offset by reduced expenses related to the Phase 3 VISTA trial.
General and administrative expenses. General and administrative expenses were $2.6 million for the three months ended June 30, 2019 compared to $2.4 million for the three months ended June 30, 2018. The increase of approximately $0.3 million was due primarily to increases in professional fees and employee-related compensation.
Loss from change in fair value of contingent consideration. The change in fair value of contingent consideration was a $44.0 million loss for the three months ended June 30, 2019 compared to a $3.9 million loss for the three months ended June 30, 2018. During the quarter ended June 30, 2019, the Company reassessed the total addressable global market for NMIBC and determined that both the global market size and estimated potential Vicinium commercial net sales within the global NMIBC market were likely higher than the Company’s previous estimates. Specific drivers of the increased revenue estimates include the expectation that Vicinium could achieve peak market penetration earlier than previously estimated, and the expectation that Vicinium sales outside the United States could be two to three times the expected sales volumes in the United States. As contingent consideration incorporates a royalty rate of 2% on all commercial net sales reported through December 2033, an increase in expected future net sales correlates to an increase in the fair value of the Company’s potential contingent consideration. Accordingly, the Company’s contingent consideration at June 30, 2019 was adjusted to reflect the Company’s updated view of the NMIBC market and Vicinium’s potential sales volumes in that market. The loss in the three months ended June 30, 2019 was therefore due to changes in assumptions related to increases in projected sales volumes in both the US and OUS markets compared to prior estimates. The loss in the three months ended June 30, 2018 was primarily due to changes in discount rates. Changes in future market assumptions, including the probability of regulatory approvals, and/or different estimates of future sales volume could result in materially different fair value estimates.
Other income (expense), net. Other income, net was $0.2 million for the three months ended June 30, 2019 compared to other income, net of $0.1 million for the three months ended June 30, 2018. The change of approximately $0.2 million was due primarily to the increase in interest income on higher cash balances due to a completed equity financing in June 2018.
Comparison of the Six Months Ended June 30, 2019 and 2018

	Six Months Ended June 30,
	2019	2018	Change
	(in thousands)
Operating expenses:
Research and development	12,630	6,034	6,596
General and administrative	5,672	4,303	1,369
Loss from change in fair value of contingent consideration	43,000	2,700	40,300
Total operating expenses	61,302	13,037	48,265
Loss from operations	(61,302)	(13,037)	(48,265)
Other income, net	487	116	371
Net loss and comprehensive loss	$(60,815)	$(12,921)	$(47,894)
Research and development expenses. Research and development expenses were $12.6 million for the six months ended June 30, 2019 compared to $6.0 million for the six months ended June 30, 2018. The increase of $6.6 million was due primarily to increases in technology transfer and manufacturing costs associated with the Fujifilm MSA, and increases in employee-related compensation, partially offset by reduced expenses related to the Phase 3 VISTA trial.
General and administrative expenses. General and administrative expenses were $5.7 million for the six months ended June 30, 2019 compared to $4.3 million for the six months ended June 30, 2018. The increase of $1.4 million was due primarily to increases in commercial market research, employee-related compensation, professional fees and legal costs.
Loss from change in fair value of contingent consideration. The change in fair value of contingent consideration was a $43.0 million loss for the six months ended June 30, 2019 compared to a $2.7 million loss for the six months ended June 30, 2018. During the quarter ended June 30, 2019, the Company reassessed the total addressable global market for NMIBC and determined that both the global market size and estimated potential Vicinium commercial net sales within the global NMIBC market were likely higher than the Company’s previous estimates. Specific drivers of the increased revenue estimates include the expectation that Vicinium could achieve peak market penetration earlier than previously estimated, and the expectation that Vicinium sales outside the United States could be two to three times the expected sales volumes in the United States. As contingent consideration incorporates a royalty rate of 2% on all commercial net sales reported through December 2033, an increase in expected future net sales correlates to an increase in the fair value of the Company’s potential contingent consideration. Accordingly, the Company’s contingent consideration at June 30, 2019 was adjusted to reflect the Company’s updated view of the NMIBC market and Vicinium’s potential sales volumes in that market. The loss in the six months ended June 30, 2019 was therefore due to changes in assumptions related to increases in projected sales volumes in both the US and OUS markets compared to prior estimates. The loss in the six months ended June 30, 2018 was primarily due to changes in discount rates. Changes in future market assumptions, including the probability of regulatory approvals, and/or different estimates of future sales volume could result in materially different fair value estimates.
Other income (expense), net. Other income, net was $0.5 million for the six months ended June 30, 2019 compared to other income, net of $0.1 million for the six months ended June 30, 2018. The change of $0.4 million was due to the increase in interest income on higher cash balances due to a completed equity financing in June 2018.

Liquidity and Capital Resources
Sources of Liquidity
Since inception, we have incurred significant operating losses and expect to continue to incur operating losses for the foreseeable future. To date, we have financed our operations primarily through debt and equity offerings and collaboration and licensing arrangements.
In June 2016, we entered into the License Agreement with Roche and received an up-front license fee of $7.5 million and up to an additional $262.5 million upon the achievement of specified regulatory, development and commercial milestones with respect to up to two unrelated indications. Specifically, an aggregate amount of up to $197.5 million is payable to us for the achievement of specified milestones with respect to the first indication: consisting of $72.5 million in development milestones, $50.0 million in regulatory milestones and $75.0 million in commercialization milestones. We received the first development milestone payment of $22.5 million as a result of the IND for EBI-031 becoming effective. In addition, we are entitled to receive royalty payments in accordance with a tiered royalty rate scale, with rates ranging from 7.5% to 15% for net sales of potential future products containing EBI-031 and at up to 50% of these rates for net sales of potential future products containing other IL-6 compounds, with each of the royalties subject to reduction under certain circumstances and to the buy-out options of Roche. As of June 30, 2019, none of these additional milestones under the License Agreement have been achieved.
On June 21, 2019, we raised approximately $28 million in net proceeds from June 2019 Financing.
Additionally, from January 1, 2019 through June 30, 2019, we received approximately $3.4 million in proceeds from the exercise of outstanding warrants to purchase common stock issued in connection with (i) the November 2017 Financing and (ii) the March 2018 Private Placement.
Cash Flows
As of June 30, 2019, we had cash and cash equivalents of $64.9 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.
The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Six Months Ended June 30,
	2019	2018
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(16,743)	$(9,979)
Investing activities	(43)	5
Financing activities	31,295	58,265
Net decrease in cash and cash equivalents	$14,509	$48,291
Operating activities. Net cash used in operating activities was $16.7 million for the six months ended June 30, 2019 and consisted primarily of a net loss of $60.8 million, adjusted for non-cash items, including stock-based compensation expense of $0.7 million, a loss from changes in fair value of contingent consideration of $43.0 million, and a net increase in operating assets and liabilities of $0.3 million.
Net cash used in operating activities was $10.0 million for the six months ended June 30, 2018, and consisted primarily of net loss of $12.9 million, adjusted for non-cash items, including stock-based compensation expense of $0.7 million, a loss from the change in the fair value of contingent consideration of $2.7 million, and a net increase in operating assets and liabilities of $0.5 million.
Investing activities. Net cash provided by (used in) investing activities consisted of sales and purchases of property and equipment. We purchased $43,000 of property and equipment during the six months ended June 30, 2019, while we received cash proceeds from the sale of property and equipment of approximately $5,000 for the six months ended June 30, 2018.
Financing activities. Net cash provided by financing activities for the six months ended June 30, 2019 consisted primarily of (i) approximately $28 million in net proceeds from the June 2019 Financing, and (ii) $3.4 million in proceeds from the exercise of warrants to purchase our common stock. Net cash provided by financing activities for the six months ended June 30, 2018 consisted of (i) net proceeds of $8.7 million from the sale, on March 23, 2018, of 7,968,128 shares of our common stock in a registered direct offering, (ii) net proceeds of $0.3 million from the sale of common stock purchase warrants to purchase 7,968,128 shares of our common stock in the March 2018 Private Placement, (iii) net proceeds of $41.9 million from the sale of 25,555,556 shares of our common stock in an underwritten public offering in connection with our June 2018 Financing, and (iv) proceeds of $7.3 million from the cash exercise of warrants to purchase our common stock issued in connection with our November 2017 Financing and our March 2018 Private Placement.
Funding Requirements
We will incur substantial expenses if and as we:

•	continue our Phase 3 clinical trial for Vicinium for the treatment of high-risk NMIBC;

•	conduct research and pre-clinical and clinical development of our other product candidates;

•	seek to discover and develop additional product candidates;

•	in-license or acquire the rights to other products, product candidates or technologies;

•	seek marketing approvals for any product candidates that successfully complete clinical trials;

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
Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, government or other third-party funding, collaborations, strategic alliances, licensing arrangements and marketing and distribution arrangements. We do not have any committed external source of funds other than the amounts payable under the License Agreement with Roche. To the extent that we raise additional capital through the sale of equity or debt securities, such as the financings we completed in November 2017, March 2018, June 2018 and June 2019, our stockholders' ownership interest will be diluted and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights as holders of our common stock. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through government or other third-party funding, collaborations, strategic alliances, licensing arrangements or marketing and distribution arrangements, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market ourselves.
Contractual Obligations and Commitments
The disclosure of our contractual obligations and commitments is set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations and Commitments” in our 2018 Form 10-K.
The following table summarized our contractual obligations at June 30, 2019:

	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
	(in thousands)
Operating lease obligations (1)	$189	$151	$38	$—	$—
Short term lease obligations (2)	82	82
License maintenance fees (3)	1,004	182	547	275	—
Total fixed contractual obligations	$1,275	$415	$585	$275	$—
(1) We lease our manufacturing facility located in Winnipeg, Manitoba, Canada, which consists of an approximately 31,100 square foot manufacturing, laboratory, warehouse and office facility, under a five-year renewable lease through September 2020. The minimum monthly rent under this lease is approximately $12,600 per month. We also expect to incur approximately $12,300 in related operating expenses per month.
(2) We entered into a short-term lease for office space in Philadelphia, Pennsylvania that has a monthly rent of approximately $11,000 per month. We entered into a short-term lease for office space in Cambridge, Massachusetts that has a monthly rent of approximately $8,000 per month.
(3) We have entered into various license agreements that, upon successful clinical development, contingently trigger payments upon achievement of certain milestones, royalties and other such payments. See ‘‘License Agreements’’ below. Because the achievement of these milestones are uncertain, the amounts have not been included.

We enter into agreements in the normal course of business with CROs for clinical trials and with vendors for pre-clinical studies, license agreements and other services and products for operating purposes which are cancelable by us, upon prior written notice. We have an agreement with a CRO that may be terminated at any time with 30 days’ notice; however, upon termination, we would be required to pay all costs incurred by the CRO up to the termination date, plus an additional fee, which is calculated as an amount equal to either (a) 5% of the unearned fees for services as provided in the budget if we have paid 50% or more of the total fees for services as specified in the work order or (b) 3% of the amount of fees we have paid for services as of the date of termination if we have paid less than 50% of the total fees for services as specified in the work order. As of June 30, 2019, we have been invoiced $7.7 million in fees for services from this CRO, which is more than 50% of the total fees for services as specified in the current work order with this CRO. Therefore, as of June 30, 2019, we would have been required to pay a termination fee of 5% of the amount of fees as of the date of termination of this agreement, which would have equaled approximately $164,000 as of June 30, 2019. Amounts owed to such CRO were not included in the ‘‘Contractual Obligations and Commitments’’ table above as it was considered a contingent payment as of June 30, 2019.
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

License Agreements
The disclosure of our obligations under our license agreements is set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — License Agreements” in our 2018 Form 10-K. During the six-month period ended June 30, 2019, there were no material changes to our obligations under our license agreements previously disclosed in our 2018 Form 10-K.
Off-balance Sheet Arrangements
We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
We are exposed to market risk related to changes in interest rates. As of June 30, 2019, we had cash and cash equivalents of $64.9 million, primarily money market mutual funds consisting of U.S. government-backed securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point (1.0%) change in interest rates would not have a material effect on the fair market value of our portfolio.
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
Item 4.         Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Changes in Internal Control Over Financial Reporting
During the three and six months ended June 30, 2019, management continued to implement certain remediation initiatives discussed in Part II, Item 9A of our 2018 Form 10-K. However, there was no change to our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.         Legal Proceedings
We are not currently subject to any material legal proceedings.

Item 1A.	Risk Factors

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
Other than as previously disclosed on our Current Reports on Form 8-K filed with the SEC, we did not issue any unregistered equity securities during the six months ended June 30, 2019.
Item 3.         Defaults Upon Senior Securities.
Not applicable.
Item 4.         Mine Safety Disclosures.
Not applicable.
Item 5.         Other Information.
On August 2, 2019, Dennis Kim, M.D., MPH, departed as our Chief Medical Officer.
In connection with his departure, we entered into a separation agreement and general release with Dr. Kim, dated August 2, 2019, or the Separation Agreement, which sets forth the terms of Dr. Kim’s separation from us. Pursuant to the Separation Agreement, subject to Dr. Kim agreeing to a release of claims and complying with certain other continuing obligations contained therein, we will pay Dr. Kim the total amount of $210,000, the equivalent of six months of Dr. Kim's base salary ($420,000) immediately prior to his departure, less applicable withholdings and deductions, payable in equal installments on our regular payroll dates over a six-month period. In addition, the Separation Agreement requires us to pay Dr. Kim $10,000 for transition expenses and guarantees Dr. Kim at least $100,000 in consulting fees pursuant to the consulting agreement described below. In addition, the Separation Agreement provides for a non-competition and non-solicitation restricted period for Dr. Kim ending six months after the termination or expiration of the consulting agreement.
We entered into a consulting agreement with Dr. Kim, dated August 2, 2019, or the Consulting Agreement, pursuant to which Dr. Kim will perform clinical advisory and consulting support services as reasonably requested by us, beginning on August 3, 2019 and ending on November 2, 2019. In exchange for his services, we will pay Dr. Kim a fee of $500 per hour, not to exceed a total of $150,000.
The description of the Separation Agreement and the Consulting Agreement does not purport to be complete and is qualified in its entirety by reference to the complete text of the Separation Agreement and the Consulting Agreement, which are filed as Exhibits 10.2 and 10.3, respectively, to this Quarterly Report on Form 10-Q.
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

4.6	Form of Common Warrant. Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8‑K filed with the SEC on November 3, 2017 (File. No. 001-36296).
4.7	Form of Warrant. Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on March 23, 2018 (File. No. 001-36296).
4.8	Form of Warrant, Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on June 19, 2019 (File No. 001-36296).
10.1*	Employment Agreement, dated September 20, 2016, by and between Eleven Biotherapeutics, Inc. and Glen MacDonald, as amended on February 21, 2017.
10.2*	Separation and General Release, dated August 2, 2019, by and between Sesen Bio, Inc. and Dennis Kim.
10.3*	Consulting Agreement, dated August 2, 2019, by and between Sesen Bio, Inc. and Dennis Kim.
31.1*	Rule 13a-14(a) Certification of Principal Executive Officer
31.2*	Rule 13a-14(a) Certification of Principal Financial Officer
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. §1350
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SESEN BIO, INC.

By:	/s/ Thomas R. Cannell, D.V.M.
Thomas R. Cannell, D.V.M.
President and Chief Executive Officer
(Principal Executive Officer and Duly Authorized Officer)
August 8, 2019