Form 10-Q
period 2019-09-30
Sesen Bio, Inc.
filed 2019-11-12
CIK 1485003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from         to
Commission File Number: 001-36296

Sesen Bio, Inc.
(Exact name of registrant as specified in its charter)

Delaware	26-2025616
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

245 First Street, Suite 1800 Cambridge, MA	02142
(Address of principal executive offices)	(Zip Code)
(617) 444-8550
(Registrant’s telephone number, including area code)
Not applicable.
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	SESN	The Nasdaq Stock Market
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [ ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Smaller reporting company	[X]
Accelerated filer	[X]	Emerging growth company	[X]
Non-accelerated filer	[ ]
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [X]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]
There were 104,679,391 shares of the registrant's common stock outstanding as of November 7, 2019.

SESEN BIO, INC.
Quarterly Report on Form 10-Q for the Quarterly Period ended September 30, 2019

PART I - FINANCIAL INFORMATION
Item 1.         Financial Statements.
SESEN BIO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; In thousands, except share and per share data)

	September 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$57,865	$50,422
Prepaid expenses and other current assets	1,547	1,334
Total current assets	59,412	51,756
Restricted cash	20	20
Property and equipment, net of accumulated depreciation of $4,519 and $4,355, respectively	294	321
Intangible assets	46,400	46,400
Goodwill	13,064	13,064
Other assets	208	—
Total Assets	$119,398	$111,561
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,583	$1,367
Accrued expenses	6,350	4,746
Other current liabilities	159	—
Total current liabilities	9,092	6,113
Contingent consideration	95,000	48,400
Deferred tax liability	12,528	12,528
Other liabilities	311	313
Total Liabilities	$116,931	$67,354
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $0.001 par value per share; 5,000,000 shares authorized at September 30, 2019 and December 31, 2018; no shares issued and outstanding at September 30, 2019 and December 31, 2018	—	—
Common stock, $0.001 par value per share; 200,000,000 shares authorized at September 30, 2019 and December 31, 2018; 101,267,578 and 77,456,180 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	101	77
Additional paid-in capital	262,337	230,154
Accumulated deficit	(259,971)	(186,024)
Total Stockholders’ Equity	2,467	44,207
Total Liabilities and Stockholders’ Equity	$119,398	$111,561
The accompanying notes are an integral part of these condensed consolidated financial statements.

SESEN BIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited; In thousands, except per share data)

	Three Months ended September 30,		Nine Months ended September 30,
	2019	2018	2019	2018
Operating expenses:
Research and development	$6,613	$3,372	$19,243	$9,406
General and administrative	3,238	3,825	8,910	8,128
Change in fair value of contingent consideration	3,600	7,200	46,600	9,900
Total operating expenses	13,451	14,397	74,753	27,434
Loss from Operations	(13,451)	(14,397)	(74,753)	(27,434)
Other income (expense):
Other income, net	319	382	806	498
Net Loss and Comprehensive Loss	$(13,132)	$(14,015)	$(73,947)	$(26,936)

Net loss per common share - basic and diluted	$(0.13)	$(0.18)	$(0.85)	$(0.48)
Weighted-average common shares outstanding - basic and diluted	101,266	77,030	86,575	56,526
The accompanying notes are an integral part of these condensed consolidated financial statements.

SESEN BIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited; In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2018	77,456,180	$77	$230,154	$(186,024)	$44,207
Net loss	—	—	—	(6,480)	(6,480)
Share-based compensation	—	—	326	—	326
Sales of common stock under 2014 ESPP	8,601	—	7	—	7
Balance at March 31, 2019	77,464,781	77	230,487	(192,504)	38,060
Net loss	—	—	—	(54,335)	(54,335)
Share-based compensation	—	—	356	—	356
Exercises of stock options	30,000	—	45	—	45
Exercises of common stock warrants	3,361,115	4	3,430	—	3,434
Issuance of common stock and common stock warrants, net of issuance costs of $2,193	20,410,000	20	27,789	—	27,809
Balance at June 30, 2019	101,265,896	101	262,107	(246,839)	15,369
Net loss	—	—	—	(13,132)	(13,132)
Share-based compensation	—	—	229	—	229
Sales of common stock under 2014 ESPP	1,682	—	1	—	1
Balance at September 30, 2019	101,267,578	$101	$262,337	$(259,971)	$2,467

SESEN BIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (continued)
(Unaudited; In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2017	34,702,565	$35	$170,330	$(152,331)	$18,034
Net loss	—	—	—	(3,963)	(3,963)
Share-based compensation	—	—	401	—	401
Sales of common stock under 2014 ESPP	9,565	—	10	—	10
Exercises of stock options and vestings of restricted stock awards	4,430	—	—	—	—
Exercises of common stock warrants	420,778	—	336	—	336
Issuance of common stock and common stock warrants, net of issuance costs of $959	7,968,128	8	9,032	—	9,040
Balance at March 31, 2018	43,105,466	43	180,109	(156,294)	23,858
Net loss	—	—	—	(8,958)	(8,958)
Share-based compensation	—	—	285	—	285
Exercises of stock options and vestings of restricted stock awards	55,259	—	29	—	29
Exercises of common stock warrants	8,294,718	8	6,910	—	6,918
Issuance of common stock and common stock warrants, net of issuance costs of $4,070	25,555,556	26	41,906	—	41,932
Balance at June 30, 2018	77,010,999	77	229,239	(165,252)	64,064
Net loss	—	—	—	(14,015)	(14,015)
Share-based compensation	—	—	249	—	249
Sales of common stock under 2014 ESPP	11,427	—	11	—	11
Exercises of stock options and vestings of restricted stock awards	16,144	—	27	—	27
Exercises of common stock warrants	50,000	—	59	—	59
Balance at September 30, 2018	77,088,570	$77	$229,585	$(179,267)	$50,395
The accompanying notes are an integral part of these condensed consolidated financial statements.

SESEN BIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; In thousands)

	Nine Months ended September 30,
	2019	2018
Cash Flows from Operating Activities:
Net loss	$(73,947)	$(26,936)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	164	156
Share-based compensation	911	935
Change in fair value of contingent consideration	46,600	9,900
Gain on sale of equipment	—	(5)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(421)	(1,169)
Accounts payable	1,216	484
Accrued expenses and other liabilities	1,761	1,453
Net Cash Used in Operating Activities	(23,716)	(15,182)
Cash Flows from Investing Activities:
(Purchases) sales of equipment	(137)	5
Net Cash (Used in) Provided by Investing Activities	(137)	5
Cash Flows from Financing Activities:
Proceeds from issuance of common stock and common stock warrants, net of issuance costs	27,809	50,971
Proceeds from exercises of common stock warrants	3,434	7,315
Proceeds from exercises of stock options	45	56
Proceeds from sales of common stock under 2014 ESPP	8	21
Net Cash Provided by Financing Activities	31,296	58,363
Net Increase in Cash, Cash Equivalents and Restricted Cash	7,443	43,186
Cash, Cash Equivalents and Restricted Cash - Beginning of Period	50,442	14,690
Cash, Cash Equivalents and Restricted Cash - End of Period	$57,885	$57,876

Supplemental disclosure of non-cash operating activities:
Right-of-use assets related to the adoption of ASC 842	$236	$—
Cash paid for amounts included in the measurement of lease liabilities	$115	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

SESEN BIO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. DESCRIPTION OF BUSINESS
Sesen Bio, Inc. ("Sesen" or the “Company”), a Delaware corporation, is a late-stage clinical company developing targeted fusion protein therapeutics ("TFPTs") composed of an anti-cancer antibody fragment tethered to a protein toxin for the treatment of cancer. The Company genetically fuses the cancer-targeting antibody fragment and the cytotoxic protein payload into a single molecule which is produced through the Company's proprietary one-step, microbial manufacturing process. The Company targets tumor cell surface antigens with limited expression on normal cells. Binding of the target antigen by the TFPT allows for rapid internalization into the targeted cancer cell. The Company has designed its targeted fusion proteins to overcome the fundamental efficacy and safety challenges inherent in existing antibody-drug conjugates ("ADCs"), where a payload is chemically attached to a targeting antibody.
The Company’s most advanced product candidate, VB4-845, also known as Vicinium®, is a locally-administered targeted fusion protein composed of an anti-EpCAM, or epithelial cell adhesion molecule, antibody fragment tethered to a truncated form of Pseudomonas exotoxin A for the treatment of high-risk, non-muscle invasive bladder cancer ("NMIBC"). The Company has an ongoing single-arm, multi-center, open-label Phase 3 clinical trial of Vicinium as a monotherapy in patients with high-risk, bacillus Calmette-Guérin ("BCG") unresponsive NMIBC, called the VISTA Trial. The VISTA Trial completed enrollment in April 2018 with a total of 133 patients, and the Company is continuing to collect and assess the trial data.
Liquidity and Going Concern
As of September 30, 2019, the Company had cash and cash equivalents of $57.9 million, net working capital of $50.3 million and an accumulated deficit of $260.0 million. The Company incurred negative cash flows from operating activities of $22.8 million for the year ended December 31, 2018 and $23.7 million for the nine months ended September 30, 2019. Since its inception, the Company has received no revenue from sales of its products currently under development, and management anticipates that operating losses will continue for the foreseeable future as the Company continues its ongoing Phase 3 clinical trial for Vicinium and seeks marketing approval from the United States Food and Drug Administration ("FDA"). The Company has financed its operations to date primarily through private placements of its common stock, preferred stock and convertible bridge notes, venture debt borrowings, its initial public offering ("IPO"), follow-on public offerings, sales effected in an "at-the-market" ("ATM") offering and a License Agreement with F. Hoffmann-La Roche Ltd and Hoffman-La Roche Inc. (collectively, "Roche") (the "License Agreement"). See “Note 8. Stockholders’ Equity” below for information regarding the Company’s recently completed equity financings.
Under Accounting Standards Codification ("ASC") Topic 205-40, Presentation of Financial Statements - Going Concern, management is required at each reporting period to evaluate whether there are conditions and events, considered in the aggregate, that raise substantial doubt about an entity's ability to continue as a going concern within one year after the date that the financial statements are issued. This evaluation initially does not take into consideration the potential mitigating effect of management's plans that have not been fully implemented as of the date the financial statements are issued. When substantial doubt exists, management evaluates whether the mitigating effect of its plans sufficiently alleviates the substantial doubt about the Company's ability to continue as a going concern. The mitigating effect of management's plans, however, is only considered if both (i) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued and (ii) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued. Generally, to be considered probable of being effectively implemented, the plans must have been approved by the Company's Board of Directors before the date that the financial statements are issued.
The Company's future success is dependent on its ability to develop its product candidates and ultimately upon its ability to attain profitable operations. In order to commercialize its product candidates, the Company needs to complete clinical development and comply with comprehensive regulatory requirements. The Company is subject to a number of risks similar to other late-stage clinical companies, including, but not limited to, successful discovery and development of its product candidates, raising additional capital, development by its competitors of new technological innovations, protection of proprietary technology and market acceptance of its products. The successful discovery and development of product candidates requires substantial working capital, and management expects to seek additional funds through equity or debt financings or through additional collaboration, licensing transactions or other sources. The Company may be unable to obtain equity or debt financings or enter into additional collaboration or licensing transactions at favorable terms, or at all. To the extent that the Company raises additional capital through the sale of equity or convertible debt securities, the ownership interests of existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of existing stockholders. Debt financing, if available, may involve agreements that include liens or other restrictive covenants limiting the Company's ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If the Company raises additional funds through government or other third-party funding, strategic collaborations and alliances or licensing arrangements, it may have to relinquish valuable rights to its technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable. If the Company is unable to raise additional funds when needed, it may be required to implement cost reduction strategies and delay, limit, reduce or terminate its product development or future commercialization efforts or grant rights to develop and market products or product candidates that management would otherwise prefer to develop and market.
The Company's management does not believe that its cash and cash equivalents of $57.9 million as of September 30, 2019 is sufficient to fund the Company's current operating plan for at least twelve months after the issuance of these condensed consolidated financial statements. The history of significant losses, the negative cash flows from operations, the limited cash resources currently on hand and the dependence by the Company on its ability - about which there can be no certainty - to obtain additional financing to fund its operations after the current cash resources are exhausted raises substantial doubt about the Company's ability to continue as a going concern. These condensed consolidated financial statements were prepared under the assumption that the Company will continue as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.
2. BASIS OF PRESENTATION
The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to GAAP as found in the ASC and Accounting Standards Updates (“ASUs”), promulgated by the Financial Accounting Standards Board (“FASB”).
Interim Financial Statements
The accompanying unaudited interim condensed consolidated financial statements have been prepared from the books and records of the Company in accordance with GAAP for interim financial information and Rule 10-01 of Regulation S-X promulgated by the United States Securities and Exchange Commission (“SEC”), which permit reduced disclosures for interim periods. All adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the accompanying condensed consolidated balance sheets and statements of operations and comprehensive loss, stockholders’ equity and cash flows have been made. Although these interim financial statements do not include all of the information and footnotes required for complete annual financial statements, management believes the disclosures are adequate to make the information presented not misleading. These unaudited interim results of operations and cash flows for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the full year. These unaudited interim condensed consolidated financial statements and footnotes should be read in conjunction with the Company’s audited annual consolidated financial statements and footnotes included in its Annual Report on Form 10-K, as filed with the SEC on March 1, 2019, wherein a more complete discussion of significant accounting policies and certain other information can be found.
Use of Estimates
The preparation of financial statements in accordance with GAAP and the rules and regulations of the SEC requires the use of estimates and assumptions, based on judgments considered reasonable, which affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates and assumptions on historical experience, known trends and events and various other factors that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Although management believes its estimates and assumptions are reasonable when made, they are based upon information available at the time they are made. Management evaluates the estimates and assumptions on an ongoing basis and, if necessary, makes adjustments. Due to the risks and uncertainties involved in the Company’s business and evolving market conditions, and given the subjective element of the estimates and assumptions made, actual results may differ from estimated results. The most significant estimates and judgments impact the fair value of intangible assets, goodwill and contingent consideration; income taxes (including the valuation allowance for deferred tax assets); research and development expenses; and going concern considerations.
Principles of Consolidation
The Company’s consolidated financial statements include the accounts of the Company, its wholly owned subsidiary, Viventia Bio, Inc. ("Viventia"), and its indirect subsidiaries, Viventia Bio USA Inc. and Viventia Biotech (EU) Limited. All intercompany transactions and balances have been eliminated in consolidation.
Foreign Currency Translation
The functional currency of the Company and each of its subsidiaries is the U.S. dollar.
Reclassifications
On the Company's condensed consolidated statements of cash flows, proceeds from exercises of common stock warrants is now shown separately from proceeds from issuance of common stock and common stock warrants, net of issuance costs.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company's complete summary of significant accounting policies can be found in "Item 15. Exhibits and Financial Statement Schedules - Note 2. Significant Accounting Policies" in the audited annual financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2018. The lease accounting policy shown below was not included there due to its adoption effective on January 1, 2019.
Leases
Effective January 1, 2019, the Company adopted ASC Topic 842, Leases (“ASC 842”) using the optional transition method outlined in ASU No. 2018-11, Leases (Topic 842), Targeted Improvements. The adoption of ASC 842 represents a change in accounting principle that aims to increase transparency and comparability among organizations by requiring the recognition of right-of-use assets and lease liabilities on the balance sheet for both operating and finance leases. In addition, the standard requires enhanced disclosures that meet the objective of enabling financial statement users to assess the amount, timing, and uncertainty of cash flows arising from leases. The reported results for the three and nine months ended September 30, 2019 reflect the application of ASC 842 guidance, while the reported results for prior year periods were prepared in accordance with the previous ASC Topic 840, Leases ("ASC 840") guidance. The adoption of ASC 842 resulted in the recognition of operating lease right-of-use assets and corresponding lease liabilities of $0.2 million on the Company’s consolidated balance sheet. The adoption of this guidance did not have a material impact on the Company’s financial condition, results of operations or cash flows; however, the adoption did result in significant changes to the Company’s financial statement disclosures.
As part of the adoption of ASC 842, the Company utilized certain practical expedients outlined in the guidance. These practical expedients include:

•	Accounting policy election to use the short-term lease exception by asset class;

•	Election of the practical expedient package during transition, which includes:

–	An entity need not reassess whether any expired or existing contracts are or contain leases;

–
An entity need not reassess the classification for any expired or existing leases. As a result, all leases that were classified as operating leases in accordance with ASC 840 are classified as operating leases under ASC 842, and all leases that were classified as capital leases in accordance with ASC 840 are classified as finance leases under ASC 842; and

–	An entity need not reassess initial direct costs for any existing leases.
The Company’s lease portfolio as of the adoption date includes: a property lease for its manufacturing facility, a property lease for its headquarters in Cambridge, MA, and a property lease for office space in Philadelphia, PA. The Company determines if an arrangement is a lease at the inception of the contract and has made a policy election to not separate out non-lease components from lease components, for all classes of underlying assets. The asset components of the Company’s operating leases are recorded as operating lease right-of-use assets and reported within other assets on the Company's consolidated balance sheet. The short-term and long-term liability components are recorded in other current liabilities and other liabilities, respectively, on the Company’s consolidated balance sheet. As of September 30, 2019, the Company did not have any finance leases.
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
Operating lease costs are recognized on a straight-line basis over the lease term, in accordance with ASC 842, and also include variable operating costs incurred during the period. Lease costs also include amounts related to short-term leases.

4. RECENT ACCOUNTING PRONOUNCEMENTS
JOBS Act Accounting Election
The Company is an "emerging growth company," as defined in the Jumpstart Our Business Startups Act of 2012 ("JOBS Act"). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company has irrevocably elected to "opt out" of this provision and, as a result, will adopt any new or revised accounting standards issued by the FASB when they required to be adopted by public companies.
Adopted in 2019
In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment ("ASU 2017-04"). ASU 2017-04 simplifies the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. ASU 2017-04 is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019, and should be applied on a prospective basis. The Company adopted this guidance effective January 1, 2019, and it did not have a material impact on the Company’s financial position, results of operations or cash flows.
In June 2018, the FASB issued ASU No. 2018-07, Compensation-Stock Compensation (Topic 718) (“Topic 718”): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). ASU 2018-07 expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from non-employees, and as a result, the accounting for share-based payments to non-employees will be substantially aligned. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The Company adopted this guidance effective January 1, 2019, and it did not have a material impact on the Company’s financial position, results of operations or cash flows.
In July 2018, the FASB issued ASU No. 2018-09, Codification Improvements (“ASU 2018-09”). ASU 2018-09 provides amendments to a wide variety of topics in the FASB’s ASC, which applies to all reporting entities within the scope of the affected accounting guidance. The transition and effective date guidance are based on the facts and circumstances of each amendment. Some of the amendments in ASU 2018-09 do not require transition guidance and were effective upon the issuance of ASU 2018-09. However, many of the amendments do have transition guidance with effective dates for annual periods beginning after December 15, 2018. The Company adopted this guidance effective January 1, 2019, and it did not have a material impact on the Company’s financial position, results of operations or cash flows.
Pending Adoption
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). ASU 2016-13 requires measurement and recognition of expected credit losses for financial assets held. The amendments in ASU 2016-13 eliminate the probable threshold for initial recognition of a credit loss in current GAAP and reflect an entity’s current estimate of all expected credit losses. ASU 2016-13 is effective for interim and annual reporting periods beginning January 1, 2020, and is to be applied using a modified retrospective transition method. Earlier adoption is permitted. While the Company is continuing to evaluate the impact of adoption, it does not currently expect the adoption of ASU 2016-13 to have a material impact on the Company's financial position, results of operations or cash flows.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurements ("ASU 2018-13"). ASU 2018-13 modifies fair value measurement disclosure requirements. The effective date for ASU 2018-13 is for annual and interim periods beginning after December 15, 2019. Early adoption is permitted. Because this ASU changes only the disclosure requirements and not the underlying accounting, the Company does not expect the adoption of ASU 2018-13 to have a material impact on the Company's financial position, results of operations or cash flows.
In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract ("ASU 2018-15"). ASU 2018-15 requires a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance to determine which implementation costs to defer and recognize as an asset. The effective date for ASU 2018-15 is for annual and interim periods beginning after December 15, 2019. Early adoption is permitted. The amendments in this ASU should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. While the Company is continuing to evaluate the impact of adoption, it does not currently expect the adoption of ASU 2016-13 to have a material impact on the Company's financial position, results of operations or cash flows.

5. FAIR VALUE MEASUREMENT AND FINANCIAL INSTRUMENTS
The carrying values of cash and cash equivalents, restricted cash, prepaid expenses and other current assets, and accounts payable on the Company’s consolidated balance sheets approximated their fair values as of September 30, 2019 and December 31, 2018 due to their short-term nature.
Certain of the Company’s financial instruments are measured at fair value using a three-level hierarchy that prioritizes the inputs used to measure fair value. This fair value hierarchy prioritizes the use of observable inputs and minimizes the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

Level 1:	Inputs are quoted prices for identical instruments in active markets,

Level 2:
Inputs are quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; or model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3:	Inputs are unobservable and reflect the Company’s own assumptions, based on the best information available, including the Company’s own data.
The following tables set forth the carrying amounts and fair values of the Company's financial instruments measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019
			Fair Value Measurement Based on
	Carrying Amount	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (cash equivalents)	$30,995	$30,995	$30,995	$—	$—
Liabilities:
Contingent consideration	$95,000	$95,000	$—	$—	$95,000

	December 31, 2018
			Fair Value Measurement Based on
	Carrying Amount	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (cash equivalents)	$40,365	$40,365	$40,365	$—	$—
Liabilities:
Contingent consideration	$48,400	$48,400	$—	$—	$48,400
The Company evaluates transfers between fair value levels at the end of each reporting period. There were no transfers of assets or liabilities between fair value levels during the nine months ended September 30, 2019.
Contingent Consideration
On September 20, 2016, the Company acquired Viventia through the issuance of common stock plus contingent consideration, pursuant to the terms of a Share Purchase Agreement (the "Acquisition"). The Company recorded the acquired assets and liabilities based on their estimated fair values as of the acquisition date and finalized its purchase accounting for the Acquisition during the third quarter of 2017. The contingent consideration relates to amounts potentially payable to Viventia's shareholders under the Share Purchase Agreement. Contingent consideration is measured at its estimated fair value at each reporting period, with fluctuations in value resulting in a non-cash charge to earnings (or loss) during the period. The estimated fair value measurement is based on significant inputs, including internally developed financial forecasts, probabilities of success, and timing of certain milestone events and achievements, which are not observable in the market, representing a Level 3 measurement within the fair value hierarchy. The valuation of contingent consideration requires the use of significant assumptions and judgments, which management believes are consistent with those that would be made by a market participant. Management reviews its assumptions and judgments on an ongoing basis as additional market and other data is obtained, and any future changes in the assumptions and judgments utilized by management may cause the estimated fair value of contingent consideration to fluctuate materially, resulting in earnings volatility.
The following table sets forth a summary of the change in the fair value of the Company's contingent consideration liability, measured on a recurring basis at each reporting period, for the nine months ended September 30, 2019 (in thousands):

Balance at December 31, 2018	$48,400
Change in fair value of contingent consideration	(1,000)
Balance at March 31, 2019	47,400
Change in fair value of contingent consideration(1)	44,000
Balance at June 30, 2019	91,400
Change in fair value of contingent consideration(2)	3,600
Balance at September 30, 2019	$95,000
The fair value of the Company’s contingent consideration was determined using probabilities of successful achievement of regulatory milestones and commercial sales, the period in which these milestones and sales are expected to be achieved ranging from 2021 to 2033, the level of commercial sales of Vicinium forecasted for the United States, Europe, Japan and other potential markets, and discount rates ranging from 6.6% to 13.7% as of December 31, 2018 and 5.8% to 12.2% as of September 30, 2019. There have been no changes to the valuation methods utilized during the nine months ended September 30, 2019.
(1) During the quarter ended June 30, 2019, management reassessed the total addressable global market for NMIBC and determined that both the global market size and the estimated potential Vicinium commercial sales within the global market were likely higher than the Company’s previous estimates. Specific drivers of the increased revenue estimates include the expectation that Vicinium could achieve peak market penetration earlier than previously estimated and the expectation that Vicinium sales outside the United States could be two to three times the expected sales volumes in the United States. As contingent consideration incorporates a royalty rate of 2% on all commercial net sales of Vicinium through December 2033, an increase in expected future net sales correlated to a $44.0 million increase in the estimated fair value of the Company’s contingent consideration as of June 30, 2019.
(2) The $3.6 million increase in the estimated fair value of contingent consideration was primarily attributable to a slightly lower discount rate, based on prevailing market conditions as of September 30, 2019, applicable to the earnout royalty payments potentially payable to Viventia's shareholders under the Share Purchase Agreement.
6. LEASES
On January 1, 2019, the Company adopted ASC 842 using the optional transition method. The Company’s lease portfolio includes:

1.
An operating lease for its manufacturing facility in Winnipeg, Manitoba, which consists of a 31,100 square foot manufacturing, laboratory, warehouse and office facility, under a five-year renewable lease through September 2020 with a right to renew the lease for one subsequent five-year term. The minimum monthly rent under this lease is $12,600 per month. In addition to rent expense, the Company expects to incur $12,300 per month in related operating expenses. Operating lease cost under this lease, including the related operating costs, was $76,000 and $222,000 for the three and nine months ended September 30, 2019, respectively. Previously under ASC 840, rent expense for this lease, including related operating costs, was $78,000 and $239,000 for the three and nine months ended September 30, 2018, respectively.

2.
A short-term property lease for its current corporate headquarters in Cambridge, MA that extends through December 31, 2019. The minimum monthly rent for this office space is $7,900 per month. The Company recorded $24,000 and $75,000 in short-term lease cost for the three and nine months ended September 30, 2019, respectively. Previously under ASC 840, the Company recorded $35,000 and $97,000 in rent expense for the three and nine months ended September 30, 2018, respectively, for this lease; and

3.
A short-term property lease for office space in Philadelphia, PA that extends through December 31, 2019. Currently, the minimum monthly rent under this lease is $11,000 per month. The Company recorded $35,000 and $113,000 in short term lease cost for the three and nine months ended September 30, 2019, respectively. Previously under ASC 840, the Company recorded $36,000 and $92,000 in rent expense for the three and nine months ended September 30, 2018, respectively, for this lease.

The asset component of the Company’s operating leases is recorded as operating lease right-of-use assets and reported within other assets on the Company's consolidated balance sheet. The short-term liability is recorded in other current liabilities on the Company’s consolidated balance sheet. Operating lease cost is recognized on a straight-line basis over the lease term.
The components of lease cost for the three and nine months ended September 30, 2019 are as follows (in thousands):

Lease Cost:	Three Months ended September 30, 2019	Nine Months ended September 30, 2019
Operating lease (including related operating costs)	$76	$222
Short-term property leases	59	188
Total lease costs	$135	$410

Supplemental Information:	Nine Months ended September 30, 2019
Weighted-average remaining lease term - operating leases (in years)	1.0
Weighted-average discount rate - operating leases	12%
Future minimum lease payments under non-cancelable operating leases as of September 30, 2019 are as follows (in thousands):

Years ending December 31,	Minimum Lease Payments
2019(1)	$38
2020	113
Total future minimum lease payments	151
Less: Amounts representing present value adjustment	6
Operating lease liabilities as of September 30, 2019	145
Less: Current portion of operating lease liabilities	145
Operating lease liabilities, net of current portion	$—
(1) Represents remainder of 2019.
7. ACCRUED EXPENSES
The following table sets forth the composition of accrued expenses as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019	December 31, 2018
Research and development	$4,203	$2,928
Payroll-related expenses	1,044	1,045
Severance to former Executives and other employees	613	278
Professional fees	466	464
Other	24	31
Total Accrued Expenses	$6,350	$4,746
Management Changes
On August 26, 2019, the Company announced that Richard Fitzgerald departed as its Chief Financial Officer, effective immediately. In connection with his separation from the Company, Mr. Fitzgerald and the Company entered into a Separation Agreement and General Release dated as of September 9, 2019 (the “Fitzgerald Separation Agreement”), pursuant to which the Company provided Mr. Fitzgerald with twelve months of separation payments and benefits. The Company recorded $0.3 million of expense, which will be paid through the normal payroll cycle through August 2020.
On August 2, 2019, Dennis Kim, M.D., MPH departed as the Company's Chief Medical Officer, effective immediately. In connection with his separation from the Company, Dr. Kim and the Company entered into a Separation Agreement and General Release dated as of August 2, 2019 (the “Kim Separation Agreement”), pursuant to which the Company provided Dr. Kim with six months of separation payments in the amount of $0.2 million. In addition, Dr. Kim and the Company entered into a Consulting Agreement dated as of August 3, 2019 (the "Kim Consulting Agreement"), pursuant to which the Company agreed to pay Dr. Kim $0.1 million in consulting fees and transition expenses over the following three months ending November 2, 2019. The Company recorded $0.3 million of expenses related to these agreements. The Kim Consulting Agreement payments will be made in a lump sum when the agreement concludes in November 2019. The separation payments will be paid through the normal payroll cycle through January 2020.
On August 7, 2018, the Company announced that Stephen A. Hurly departed as its President and Chief Executive Officer, effective immediately. In connection with his separation from the Company, Mr. Hurly and the Company entered into a Separation Agreement and General Release dated as of September 28, 2018 (the “Hurly Separation Agreement”), pursuant to which the Company provided Mr. Hurly with twelve months of separation payments and benefits. The Company recorded $0.6 million of expense, consisting of Mr. Hurly’s base salary at the time of his departure of $0.4 million plus his target annual bonus for 2018 of $0.2 million, which was paid through the normal payroll cycle through August 2019, when the Company completed its obligations related to the Hurly Separation Agreement.
The remaining amounts of accrued severance as of September 30, 2019 relate to terminations of other employees during 2019.
8. STOCKHOLDERS' EQUITY
Equity Financings
In June 2019, the Company raised $27.8 million of net proceeds from the sale of 20.4 million shares of common stock and accompanying warrants to purchase an additional 20.4 million shares of common stock in an underwritten public offering (the "June 2019 Financing"). The combined purchase price for each share of common stock and accompanying warrant was $1.47. Subject to certain ownership limitations, the warrants issued in the June 2019 Financing were exercisable immediately upon issuance at an exercise price of $1.47 per share of common stock, subject to adjustments as provided under the terms of such warrants, and have a one-year term expiring on June 21, 2020.
In June 2018, the Company raised $41.9 million of net proceeds from the sale of 25.6 million shares of common stock at a price of $1.80 per share in an underwritten public offering.
In March 2018, the Company raised $9.0 million of net proceeds from the sale of 8.0 million shares of common stock at a price of $1.13 per share in a registered direct public offering and the sale of warrants to purchase 8.0 million shares of the Company's common stock with an exercise price of $1.20 per share (the "2018 Warrants"), at a sale price of $0.125 per warrant, in a concurrent private placement (collectively, the “March 2018 Financing”). Subject to certain ownership limitations, the warrants issued in the March 2018 Financing were exercisable immediately upon issuance at an exercise price of $1.20 per share of common stock, subject to adjustments as provided under the terms of such warrants, and have a five year term expiring on March 23, 2023.
Preferred Stock
Pursuant to its Amended and Restated Certificate of Incorporation (the "Certificate of Incorporation"), the Company is authorized to issue 5.0 million shares of "blank check" preferred stock, $0.001 par value per share, which enables its Board of Directors, from time to time, to create one or more series of preferred stock. Each series of preferred stock issued shall have the rights, preferences, privileges and restrictions as designated by the Board of Directors. The issuance of any series of preferred stock could affect, among other things, the dividend, voting and liquidation rights of the Company's common stock. The Company had no preferred stock issued and outstanding as of September 30, 2019 and December 31, 2018.

Common Stock
Pursuant to its Certificate of Incorporation, the Company is authorized to issue 200.0 million shares of common stock, $0.001 par value per share, of which 101.3 million and 77.5 million shares were issued and outstanding as of September 30, 2019 and December 31, 2018, respectively. In addition, the Company had reserved for issuance the following amounts of shares of its common stock for the purposes described below as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019	December 31, 2018
Shares of common stock issued	101,268	77,456
Shares of common stock reserved for issuance for:
Warrants to purchase common stock	26,307	9,258
Stock options	6,450	3,942
Shares available for grant under 2014 Stock Incentive Plan	8,599	2,001
Shares available for sale under 2014 Employee Stock Purchase Plan	28	38
Total shares of common stock issued and reserved for issuance	142,652	92,695
Warrants
All of the Company’s outstanding warrants are non-tradeable and permanently classified as equity because they meet the derivative scope exception under ASC Topic 815-40, Derivatives and Hedging - Contracts in Entity’s Own Equity ("ASC 815-40"). The following table sets forth the Company's warrant activity for the nine months ended September 30, 2019 (in thousands):

			Year-to-Date Warrant Activity
Issued	Exercise Price	Expiration	December 31, 2018	Issued	(Exercised)	September 30, 2019
Jun-2019	$1.47	Jun-2020	—	20,410	—	20,410
Mar-2018	$1.20	Mar-2023	7,211	—	(1,861)	5,350
Nov-2017	$0.80	Nov-2022	1,992	—	(1,500)	492
May-2015	$11.83	Nov-2024	28	—	—	28
Nov-2014	$11.04	Nov-2024	27	—	—	27
			9,258	20,410	(3,361)	26,307
During the nine months ended September 30, 2019, the Company received proceeds of $3.4 million from the exercise of 3.4 million outstanding warrants to purchase common stock issued in connection with (i) its underwritten public offering in November 2017 (the "November 2017 Financing") and (ii) the March 2018 Financing.
During the nine months ended September 30, 2018, the Company received proceeds of $7.3 million from the exercise of 8.7 million outstanding warrants to purchase common stock issued in connection with (i) the November 2017 Financing and (ii) the March 2018 Financing.
See "Note 14. Subsequent Event" for additional information related to the Company's outstanding warrants.
9. LOSS PER SHARE
The Company’s basic loss per common share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. A net loss cannot be diluted, so when the Company is in a net loss position, basic and diluted loss per common share are the same. If in the future the Company achieves profitability, the denominator of a diluted earnings per common share calculation will include both the weighted-average number of shares outstanding and the number of common stock equivalents, if the inclusion of such common stock equivalents would be dilutive. Dilutive common stock equivalents potentially include warrants, stock options and non-vested restricted stock awards and units using the treasury stock method, along with the effect, if any, from outstanding convertible securities. The Company’s outstanding warrants to purchase common stock have participation rights to any dividends that may be declared in the future and are therefore considered to be participating securities. Participating securities have the effect of diluting both basic and diluted earnings per share during periods of income. During periods of loss, no loss is allocated to the participating securities since the holders have no contractual obligation to share in the losses of the Company.

The following potentially dilutive securities outstanding as of September 30, 2019 and 2018 have been excluded from the denominator of the diluted loss per share of common stock outstanding calculation (in thousands):

	September 30,
	2019	2018
Stock options	6,450	4,568
Warrants	26,307	9,258
	32,757	13,826
10. SHARE-BASED COMPENSATION
The amount of share-based compensation expense recognized by the Company by line item on its consolidated statements of operations for the three and nine months ended September 30, 2019 and 2018 is as follows (in thousands):

	Three Months ended September 30,		Nine Months ended September 30,
	2019	2018	2019	2018
Research and development	$(20)	$99	$119	$387
General and administrative	249	149	$792	548
	$229	$248	$911	$935
2014 Stock Incentive Plan
The Company's 2014 Stock Incentive Plan, as amended ("2014 Plan"), was adopted by its Board of Directors in December 2013 and subsequently approved by its stockholders in January 2014. The 2014 Plan became effective immediately prior to the closing of the Company's IPO in February 2014 and provides for the grant of incentive and non-qualified stock options, restricted stock awards and units, stock appreciation rights and other stock-based awards, with amounts and terms of grants determined by the Company's Board of Directors at the time of grant, to the Company's employees, officers, directors, consultants and advisors. Currently there are only stock options outstanding under the 2014 Plan, which generally vest over a four-year period at the rate of 25% of the grant vesting on the first anniversary of the date of grant and 6.25% of the grant vesting at the end of each successive three-month period thereafter. Stock options granted under the 2014 Plan are exercisable for a period of ten years from the date of grant. There were 4.3 million stock options outstanding under the 2014 Plan as of September 30, 2019.
At the Annual Meeting of Stockholders in June 2019, the Company's stockholders approved an amendment to the 2014 Plan that (i) increased by 7.9 million the number of shares of common stock reserved for issuance under the 2014 Plan and (ii) eliminated the “evergreen” or automatic replenishment provision of the 2014 Plan, pursuant to which the number of shares of common stock authorized for issuance under the 2014 Plan was automatically increased on an annual basis. As of September 30, 2019, there were 8.6 million shares of common stock available for issuance under the 2014 Plan.
Out-of-Plan Inducement Grants
From time to time, the Company has granted equity awards to its newly hired executives in accordance with Nasdaq's employment inducement grant exemption (Listing Rule 5635(c)(4)). Such grants are made outside of the 2014 Plan and act as an inducement material to the executive's acceptance of employment with the Company. As of September 30, 2019, there were 2.1 million stock options outstanding which were granted as employment inducement awards outside of the 2014 Plan.

Stock Options
The following table summarizes the Company’s total stock option activity, including awards granted under the 2014 Plan and inducement grants made outside of the 2014 Plan, for the nine months ended September 30, 2019:

	Number of Shares under Option (in thousands)	Weighted-average Exercise Price per Option	Weighted-average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2018	3,942	$2.12	9.1	$57
Granted	3,986	$1.02
Exercised	(30)	$1.50
Canceled or forfeited	(1,448)	$1.76
Outstanding at September 30, 2019	6,450	$1.52	9.1	$680
Exercisable at September 30, 2019	1,744	$2.42	8.1	$84
The Company recognized $0.2 million and $0.2 million of share-based compensation expense related to stock options for the three months ended September 30, 2019 and 2018, respectively, and $0.9 million and $0.9 million for the nine months ended September 30, 2019 and 2018, respectively. At September 30, 2019, there was $3.5 million of total unrecognized compensation expense related to unvested stock options for employees and non-employee consultants which the Company expects to recognize over a weighted-average period of 3.1 years. The weighted-average grant-date fair value of stock options granted during the nine months ended September 30, 2019 was estimated at $0.69 per option. The total intrinsic value of stock options exercised during the nine months ended September 30, 2019 was de minimis.
For the nine months ended September 30, 2019, the grant-date fair value of stock options was estimated at the time of grant using the following weighted-average inputs and assumptions in the Black-Scholes option pricing model:

Fair value of common stock	$0.69
Exercise price	$1.02
Expected term (in years)	5.98
Risk-free interest rate	2.1%
Expected volatility	78.1%
Dividend yield	—%
In October 2017, the Company issued stock option awards to certain employees which contained performance vesting conditions. These options vested in installments based on the achievement of certain strategic and clinical milestones. In January 2018, March 2018, June 2018 and July 2019, the Compensation Committee determined that certain performance milestones were met. Share-based compensation expense associated with these performance-based stock options was recognized over the service and performance period for performance conditions considered probable of achievement using management’s best estimate. The Company recognized de minimis expense related to these performance-based awards for the three and nine months ended September 30, 2019. There was no unrecognized compensation expense remaining related to these performance-based awards as of September 30, 2019. The Company recognized $(43,000) and $0.2 million of expense related to these performance-based awards for the three and nine months ended September 30, 2018, respectively. The negative expense was attributable to awards granted to the Company's former President and Chief Executive Officer which were canceled following his separation from the Company.
11. EMPLOYEE BENEFIT PLANS
2014 Employee Stock Purchase Plan
The Company's 2014 Employee Stock Purchase Plan ("2014 ESPP") was adopted by its Board of Directors in December 2013 and subsequently approved by its stockholders in January 2014. The 2014 ESPP became effective immediately prior to the closing of the Company's IPO in February 2014 and established an initial reserve of 0.2 million shares of the Company's common stock for issuance to participating employees. The purpose of the 2014 ESPP is to enhance employee interest in the success and progress of the Company by encouraging employee ownership of common stock of the Company. The 2014 ESPP provides employees with the opportunity to purchase shares of the Company’s common stock at a 15% discount to the market price through payroll deductions or lump sum cash investments. The Company estimates the number of shares to be issued at the end of an offering period and recognizes expense over the requisite service period. Shares of the Company's common stock issued and sold pursuant to the 2014 ESPP are shown on the consolidated statements of changes in stockholders' equity. As of September 30, 2019, there were approximately 28,000 shares of the Company's common stock available for sale under the 2014 ESPP.
401(k) Defined Contribution Plan
The Company maintains a 401(k) defined contribution retirement plan which covers all of its U.S. employees. Employees are eligible to participate on the first of the month following their date of hire. Under the 401(k) plan, participating employees may defer up to 100% of their pre-tax salary, subject to certain statutory limitations. Employee contributions vest immediately. The plan allows for a discretionary match per participating employee up to a maximum $4,000 per year.
12. LICENSE AGREEMENT WITH ROCHE
On June 10, 2016, the Company entered into the License Agreement with Roche, which became effective on August 16, 2016. Under the License Agreement, the Company granted Roche an exclusive, worldwide license, including the right to sublicense, to its patent rights and know-how related to the Company’s monoclonal antibody EBI-031 or all other IL-6 antagonistic anti-IL-6 monoclonal antibodies, to make, have made, use, have used, register, have registered, sell, have sold, offer for sale, import and export any product containing such an antibody or any companion diagnostic used to predict or monitor response to treatment with such a product.
During 2016, the Company received an upfront license fee of $7.5 million and a milestone payment of $22.5 million. The Company is entitled to receive up to $240.0 million in additional consideration upon the achievement of specified regulatory, development and commercial milestones. Specifically, an aggregate amount of up to $175.0 million is payable to the Company for the achievement of specified milestones with respect to the first indication: $50.0 million in development milestones, $50.0 million in regulatory milestones and $75.0 million in commercialization milestones. Additional amounts of up to $65.0 million are payable upon the achievement of specified development and regulatory milestones in a second indication. In addition, the Company is entitled to receive royalty payments in accordance with a tiered royalty rate scale, with rates ranging from 7.5% to 15% of net sales of potential future products containing EBI-031 and up to 50% of these rates on net sales of potential future products containing other IL-6 compounds, with each of the royalties subject to reduction under certain circumstances and to buy-out options.
The License Agreement is subject to the provisions of ASC 606, Revenue from Contracts with Customers ("ASC 606"), which was adopted effective January 1, 2018 utilizing a modified retrospective method. The Company concluded that all performance obligations had been achieved as of the adoption date and therefore the full transaction price was considered earned. The transaction price was determined to be the $30.0 million received in 2016. Additional consideration to be paid to the Company upon the achievement of certain milestones will be included if it is expected that the amounts will be received and the amounts would not be subject to a constraint. As of the date of the adoption, no amounts were expected to be received from the achievement of any milestones due to the nature of the milestones and the development status of the product candidates at the time of the adoption. As a result, there were no amounts required to be recorded as a cumulative adoption adjustment as the consideration recognized under ASC 606 was consistent with the amounts recognized under the previous accounting literature.
During the three and nine months ended September 30, 2019 and 2018, there were no adjustments to the transaction price required and no revenue was recognized because all performance obligations of the Company had previously been satisfied and management did not expect any amounts to be received from any milestones within the License Agreement. This is due to the nature of the milestones and the development status of the product candidates as of the end of each reporting period.
13. RELATED PARTY TRANSACTIONS
The Company leases its Winnipeg, Manitoba facility from an affiliate of Leslie L. Dan, a director of the Company until his retirement effective July 16, 2019, under a five-year renewable lease through September 2020 with a right to renew the lease for one subsequent five-year term. Operating lease costs under this lease, which include related operating expenses, were $76,000 and $222,000 for the three and nine months ended September 30, 2019, respectively. Previously under ASC 840, rent expenses for this lease were $78,000 and $239,000 for the three and nine months ended September 30, 2018, respectively.
The Company pays fees, under an intellectual property license agreement, to Protoden Technologies, Inc. (“Protoden”), a company owned by Clairmark Investments Ltd. (“Clairmark”), an affiliate of Mr. Dan. Pursuant to this license agreement, the Company has an exclusive, perpetual, irrevocable and non-royalty bearing license, with the right to sublicense, under certain patents and technology to make, use and sell products that utilize such patents and technology for an annual fee of $0.1 million. Upon expiration of the term on January 1, 2025, the licenses granted to the Company will require no further payments to Protoden. During each of the nine months ended September 30, 2019 and 2018, $0.1 million was paid to Clairmark.

14. SUBSEQUENT EVENT
Modifications to Outstanding Warrants
In November 2017, as part of an underwritten public offering, the Company issued warrants to purchase 10.0 million shares of common stock with an exercise price of $0.80 per share (the "2017 Warrants"), of which 0.5 million warrants remained outstanding as of September 30, 2019. On October 29, 2019, the Company announced that it had entered into transactions with holders of its outstanding 2018 Warrants and 2017 Warrants to purchase the Company's common stock. The following table sets forth the Company's warrant activity subsequent to September 30, 2019 which resulted from the exercises and modifications described below:

			Subsequent Event Warrant Activity
Issued	Exercise Price	Expiration	September 30, 2019	(Exercised)	October 31, 2019
Jun-2019	$1.47	Jun-2020	20,410	—	20,410
Mar-2018	$0.95*	Mar-2023	5,350	(3,407)	1,943
Nov-2017	$0.55*	Nov-2022	492	(5)	487
May-2015	$11.83	Nov-2024	28	—	28
Nov-2014	$11.04	Nov-2024	27	—	27
			26,307	(3,412)	22,895
* Exercise price shown (i) reflects modification described below and (ii) subject to further adjustment based on down round provision added by amendment described below.
2018 Warrants
On October 28, 2019, the Company entered into transactions with the holders of its outstanding 2018 Warrants pursuant to which such holders either (i) exercised their warrants pursuant to a Warrant Exercise Agreement (the "2018 Warrant Exercise Agreements") or (ii) amended their warrants pursuant to a Warrant Amendment Agreement (the "2018 Warrant Amendment Agreements"). As consideration for those holders executing the 2018 Warrant Exercise Agreements, the Company reduced the exercise price of the warrants from $1.20 to $0.60 per share of the Company's common stock, resulting in proceeds of $2.0 million from the exercise of 3.4 million warrants. Pursuant to the 2018 Warrant Amendment Agreements, the prohibition on certain variable rate transactions included in the 2018 Warrants was amended to exclude ATM offerings and the exercise price of the warrants was reduced from $1.20 to the lesser of (a) $0.95 per share of common stock and (b) the exercise price as determined from time to time pursuant to the anti-dilution provisions in the 2018 Warrant Amendment Agreements.
In connection with the 2018 Warrant Exercise Agreements and 2018 Warrant Amendment Agreements, the Company entered into an amendment to the Securities Purchase Agreement dated March 21, 2018 related to the March 2018 Financing, by and among the Company and each purchaser identified on the signature pages thereto, with certain holders representing greater than 50.1% of the securities issued based on initial subscription amounts, pursuant to which the prohibition on variable rate transactions, including ATM offerings, contained in section 4.12(b) was deleted in its entirety.
2017 Warrants
On October 28, 2019, the Company entered into transactions with the holders of its outstanding 2017 Warrants pursuant to which such holders either (i) exercised their warrants pursuant to a Warrant Exercise Agreement (the "2017 Warrant Exercise Agreements") or (ii) amended their warrants pursuant to a Warrant Amendment Agreement (the "2017 Warrant Amendment Agreements"). As consideration for those holders executing the 2017 Warrant Exercise Agreements, the Company reduced the exercise price of the warrants from $0.80 to $0.55 per share of the Company's common stock. Pursuant to the 2017 Warrant Amendment Agreements, the prohibition on certain variable rate transactions included in the 2017 Warrants was amended to exclude ATM offerings and the exercise price of the warrants was reduced from $0.80 to the lesser of (a) $0.55 per share of common stock and (b) the exercise price as determined from time to time pursuant to the anti-dilution provisions in the 2017 Warrant Amendment Agreements.
Accounting Implications
The Company is currently reviewing the accounting implications of the modifications to its 2018 Warrants and 2017 Warrants, which will be reflected in the Company's fourth quarter results included in the Annual Report on Form 10-K for the year ended December 31, 2019. ASU No. 2017-11, (Part I) Accounting for Certain Financial Instruments with Down Round Features ("ASU 2017-11") was effective for public companies beginning on January 1, 2019. The amendments in ASU 2017-11 changed the classification analysis of certain equity-linked financial instruments with down round features. Prior to ASU 2017-11, warrants with down round features were not considered indexed to an entity's own stock under the derivative scope exception in ASC

815-40, resulting in classification as a liability that must be remeasured at fair value at each reporting period. Under the new guidance, when determining whether certain financial instruments should be classified as liabilities or equity under ASC 815-40, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to the entity's own stock. The Company is still required to determine whether its 2018 Warrants and 2017 Warrants should continue to be classified in equity based on the derivative scope exception under the guidance in ASC 815-40, and such determination has not yet been made. Additionally, under ASU 2017-11, when a down round feature is included in an equity-classified freestanding financial instrument, the value of the effect of the down round feature is treated as a dividend when it is triggered and as a numerator adjustment in the basic earnings per share calculation. This reflects the occurrence of an economic transfer of value to the holder of the instrument.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations, as well as other sections in this Quarterly Report on Form 10-Q, should be read in conjunction with our unaudited interim condensed consolidated financial statements and related notes thereto appearing elsewhere herein and our audited annual consolidated financial statements and related notes thereto and “Management's Discussion and Analysis of Financial Condition and Results of Operations” for the year ended December 31, 2018, included in our Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (“SEC”) on March 1, 2019. In addition to historical financial information, some of the information contained in the following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts, including statements regarding our future results of operations and financial position, business strategy, current and prospective products, product approvals, research and development costs, current and prospective collaborations, timing and likelihood of success, plans and objectives of management for future operations and future results of current and anticipated products, are forward-looking statements. These statements involve known and unknown risks, uncertainties, assumptions and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.
In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of risks, uncertainties and assumptions described in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for us to predict all risk factors and uncertainties. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.
Unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q to the “Company,” “Sesen,” “we,” “us,” and “our” include Sesen Bio, Inc. and its subsidiaries.
Overview
We are a late-stage clinical company developing targeted fusion protein therapeutics ("TFPTs") composed of an anti-cancer antibody fragment tethered to a protein toxin for the treatment of cancer. We genetically fuse the cancer-targeting antibody fragment and the cytotoxic protein payload into a single molecule which is produced through our proprietary one-step, microbial manufacturing process. We target tumor cell surface antigens with limited expression on normal cells. Binding of the target antigen by the TFPT allows for rapid internalization into the targeted cancer cell. We have designed our targeted proteins to overcome the fundamental efficacy and safety challenges inherent in existing antibody-drug conjugates ("ADCs,") where a payload is chemically attached to a targeting antibody.
Our most advanced product candidate VB4-845, also known as Vicinium®, is a locally-administered targeted fusion protein composed of an anti-EpCAM, or epithelial cell adhesion molecule, antibody fragment tethered to a truncated form of Pseudomonas exotoxin A for the treatment of high-risk, non-muscle invasive bladder cancer ("NMIBC"). We have an ongoing single-arm, multi-center, open-label Phase 3 clinical trial of Vicinium as a monotherapy in patients with high-risk, bacillus Calmette-Guérin ("BCG") unresponsive NMIBC, called the VISTA Trial. The VISTA Trial completed enrollment in April 2018 with a total of 133 patients across three cohorts based on histology and time to disease recurrence after adequate BCG treatment (at least two courses of BCG with at least five doses in the first course and two in the second):

•	Cohort 1 (n=86): Patients with carcinoma in situ ("CIS") with or without papillary disease that recurred within six months of their last course of adequate BCG

•	Cohort 2 (n=7): Patients with CIS with or without papillary disease that was determined to be refractory or recurred after six months, but less than 11 months, after their last course of adequate BCG

•	Cohort 3 (n=40): Patients with high-risk papillary disease without CIS that was determined to be refractory or recurred within six months of their last course of adequate BCG

The primary and secondary endpoints for the VISTA Trial are as follows:

Dose	30 mg of Vicinium (in 50 mL of saline)
Total enrollment	133 patients, including 86 CIS patients whose disease is BCG unresponsive
Primary endpoint	•	Complete response rate at 3 months in patients with CIS (with or without papillary disease) whose disease is BCG unresponsive; and
	•	Kaplan-Meier estimate of duration of response for BCG unresponsive CIS patients who experience a complete response.
Patients with CIS will be considered to have a complete response if at the time of any disease status evaluation (per protocol every 13 weeks or any unscheduled evaluation) there is no evidence of high-grade disease (CIS, high-grade Ta or any grade T1 disease) or disease progression (e.g., to muscle invasive disease). Low-grade disease is not considered a treatment failure in these patients and they may remain on study treatment following transurethral resection of the bladder tumor.

Secondary endpoints	•	Event-free survival in all patients;
	•	Complete response rate in patients at 6, 9, 12, 15, 18, 21, and 24 months in patients with CIS whose disease is BCG unresponsive;
	•	Time to cystectomy in all patients;
	•	Time to disease recurrence in papillary patients;
	•	Progression-free survival in all patients;
	•	Overall survival in all patients; and
	•	Safety and tolerability of Vicinium therapy in all patients.

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
Cohort 1 (n=82) Complete Response Rate, Evaluable Population, for Carcinoma in situ:

Time Point	Evaluable Patients*	Complete Response Rate (95% Confidence Interval)
3-months	n=82	39%
6-months	n=82	26%
9-months	n=82	20%
12-months	n=82	17%
*Response-evaluable population includes any modified intention to treat ("mITT") subject who completed the induction phase.
Cohort 2 (n=7) Complete Response Rate, Evaluable Population, for Carcinoma in situ:

Time Point	Evaluable Patients*	Complete Response Rate (95% Confidence Interval)
3-months	n=7	57%
6-months	n=7	57%
9-months	n=7	43%
12-months	n=7	14%
*Response-evaluable population includes any mITT subject who completed the induction phase.

Pooled Cohorts 1 and 2 (n=89) Complete Response Rate, Evaluable Population, for Carcinoma in situ:

Time Point	Evaluable Patients*	Complete Response Rate (95% Confidence Interval)
3-months	n=89	40% (30%- 51%)
6-months	n=89	28% (19%-39%)
9-months	n=89	21% (13%-31%)
12-months	n=89	17% (10%-26%)
*Response-evaluable population includes any mITT subject who completed the induction phase.

•
Duration of Response: The median duration of response for patients in Cohort 1 and Cohort 2 combined (n=93) is 287 days (95% confidence interval ("CI"), 154-not estimable ("NE")), using the Kaplan-Meier method. The Kaplan-Meier method is a non-parametric statistical analysis used to estimate survival times and times to event when incomplete observations in data exist. Additional ad hoc analysis of pooled data for all patients with CIS (Cohorts 1 and 2, n=93) shows that among patients who achieved a complete response at 3 months, 52% remained disease-free for a total of 12 months or longer after starting treatment, using the Kaplan-Meier method.

•
Time to Disease Recurrence: High-grade papillary (Ta or T1) NMIBC is associated with higher rates of progression and recurrence. Therefore, time to disease recurrence is a key secondary endpoint for patients with high-risk papillary-only NMIBC. The median time to disease recurrence for patients in Cohort 3 (n=40) is 402 days (95% CI, 170-NE), using the Kaplan-Meier method.

•
Time to Cystectomy: The first 2018 United States Food and Drug Administration ("FDA") guidance on treatment of BCG-unresponsive NMIBC patients states that the goal of therapy in such patients is to avoid cystectomy. Therefore, time to cystectomy is a key secondary endpoint in the VISTA Trial. Across all 133 patients treated with Vicinium in the VISTA Trial, greater than 75% of all patients are estimated to remain cystectomy-free at 2.5 years, using the Kaplan-Meier method. Additional ad hoc analysis of responders and non-responders for all patients shows that approximately 88% of responders are estimated to remain cystectomy-free at 3 years.

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

Preliminary Safety Results
As of the May 29, 2019 data cut off, in patients across all cohorts (n=133), 88% experienced at least one adverse event, with 95% of adverse events being Grade 1 or 2. The most commonly reported treatment-related adverse events were dysuria (14%), hematuria (13%) and urinary tract infection (12%) - all of which are consistent with the profile of bladder cancer patients and the use of catheterization for treatment delivery. These adverse events were determined by the clinical investigators to be manageable and reversible, and only four patients (3%) discontinued treatment due to an adverse event. Serious adverse events, regardless of treatment attribution, were reported in 14% of patients. There were four treatment-related serious adverse events reported in three patients including acute kidney injury (Grade 3), pyrexia (Grade 2), cholestatic hepatitis (Grade 4) and renal failure (Grade 5). There were no age-related increases in adverse events observed in the VISTA Trial.
Other Vicinium Development Activity
On June 6, 2019, we met with the FDA for a Type B Pre-Biologics License Application ("BLA") meeting regarding the approval pathway for Vicinium for the treatment of patients with high-risk, BCG-unresponsive NMIBC. At the meeting, we reached alignment with the FDA on an Accelerated Approval Pathway for Vicinium along with Rolling Review (as defined below), and we expect to initiate submission of the BLA in the fourth quarter of 2019. The FDA also indicated that the clinical data, nonclinical data, clinical pharmacology data, and the safety database are sufficient to support a BLA submission, and that no additional clinical trials are necessary for a BLA submission. Per the official FDA minutes received post-meeting, the FDA stated that the pre-approval inspection may be completed at the time of process performance qualification manufacturing, which we believe will benefit the overall review timeline for the BLA.
Rolling Review of the BLA enables individual modules to be submitted and reviewed on an ongoing basis, rather than waiting for all sections to be completed before submission. The final module submission for the BLA will be chemistry, manufacturing, and controls ("CMC"). In addition, the FDA communicated that they expect that a meeting with the FDA’s Oncologic Drugs Advisory Committee will be required as part of the Accelerated Approval Pathway. If Vicinium receives marketing approval for treatment of NMIBC, a post-marketing confirmatory trial will also be required.
On November 4, 2019, we met with the FDA for a Type C meeting to discuss the details of a post-marketing confirmatory trial for Vicinium. At that meeting, we reached agreement with the FDA that the post-marketing confirmatory trial for Vicinium will enroll BCG-refractory patients who have received less-than-adequate BCG, which is especially important in light of the ongoing BCG shortage. Under 2018 FDA guidance on treatment of NMIBC, adequate BCG is defined as at least 5 doses in an initial induction course of treatment, plus at least 2 doses in a second course of treatment. This represents a broader patient population than the BCG-intolerant population originally proposed. We anticipate that, if Vicinium is approved by the FDA, the initial indication will be for BCG-unresponsive patients who have received adequate BCG. If the post-marketing confirmatory trial is successful, it could result in an expanded label to include this additional population of patients who have received less-than-adequate BCG. We have a Type B CMC meeting to discuss the content and timing of the CMC module scheduled with the FDA for December 4, 2019.
In addition, we had a Type C CMC in late May 2019 and reached agreement with the FDA on the analytical comparability plan to be used to assess comparability between the supply used in clinical trials and the potential commercial supply produced by FUJIFILM Diosynth Biotechnologies U.S.A., Inc. ("Fujifilm"). We also confirmed with the FDA that, subject to final comparability data to be provided in the BLA submission, no additional clinical trials were deemed necessary to establish comparability.
In October 2018, we entered into a Master Bioprocessing Services Agreement with Fujifilm (the "Fujifilm MSA") for the manufacturing process and technology transfer of Vicinium drug substance production. In April 2019, the first full, commercial-scale GMP run was completed at Fujifilm. Full quality release testing has been completed and all Phase 3 release specifications were met, supporting Fujifilm’s ability to produce the bulk drug substance form of Vicinium for commercial purposes if we receive regulatory approval to market Vicinium.
In August 2018, we received Fast Track designation from the FDA for Vicinium for the treatment of high-risk NMIBC.
In June 2017, we entered into a Cooperative Research and Development Agreement ("CRADA") with the National Cancer Institute ("NCI") for the development of Vicinium in combination with AstraZeneca’s immune checkpoint inhibitor durvalumab for the treatment of NMIBC. Under the terms of the CRADA, the NCI will conduct a Phase 1 clinical trial in patients with high-risk NMIBC to evaluate the safety, efficacy and biological correlates of Vicinium in combination with durvalumab. This Phase 1 clinical trial is open and is actively recruiting patients.
Vicinium has also been evaluated for the treatment of squamous cell carcinoma of the head and neck ("SCCHN"). Vicinium for the treatment of SCCHN had previously been designated as Proxinium™ to indicate its different fill volume and vial size as well as its different route for local administration via intratumoral injection. In addition to our locally-administered TFPTs, our pipeline also includes systemically-administered TFPTs that are built around our proprietary de-immunized variant of the plant-derived cytotoxin bouganin ("deBouganin"). One of these products, VB6-845d, is a TFPT consisting of an EpCAM targeting Fab genetically linked to deBouganin, a novel plant derived cytotoxic payload that we have optimized for minimal immunogenic potential and is administered by intravenous infusion. We have deferred further development of Vicinium for the treatment of SCCHN and VB6-845d in order to focus our efforts and our resources on our ongoing development of Vicinium for the treatment of high-risk NMIBC. We are also exploring collaborations for Vicinium for the treatment of SCCHN and VB6-845d.
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
On June 10, 2016, we entered into a License Agreement with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (collectively, "Roche") (the "License Agreement"), pursuant to which we licensed our monoclonal antibody EBI-031 and all other IL-6 antagonistic anti-IL-6 monoclonal antibody technology owned by us. Under the License Agreement, Roche is required to continue developing EBI-031 and pursue ongoing patent prosecution at its cost. At the time of the License Agreement, EBI-031, which was derived using our previous AMP-Rx platform, was in pre-clinical development as an intravitreal injection for diabetic macular edema and uveitis. Through September 30, 2019, we have received $30.0 million in payments from Roche pursuant to the License

Agreement, including a $7.5 million upfront payment and a $22.5 million milestone payment as a result of the investigational new drug application for EBI-031 becoming effective. We are also entitled to receive up to an additional $240.0 million upon the achievement of other specified regulatory, development and commercial milestones, as well as royalties based on net sales of potential future products containing EBI-031 or any other potential future products containing other IL-6 compounds.
Liquidity and Going Concern
As of September 30, 2019, we had cash and cash equivalents of $57.9 million, net working capital of $50.3 million and an accumulated deficit of $260.0 million. We incurred negative cash flows from operating activities of $22.8 million for the year ended December 31, 2018 and $23.7 million for the nine months ended September 30, 2019. Since our inception, we have received no revenue from sales of our products currently under development, and we anticipate that operating losses will continue for the foreseeable future as we continue our ongoing Phase 3 clinical trial for Vicinium and seek marketing approval from the FDA. We have financed our operations to date primarily through private placements of our common stock, preferred stock and convertible bridge notes, venture debt borrowings, our initial public offering ("IPO"), follow-on public offerings, sales effected in an "at-the-market" ("ATM") offering and our License Agreement with Roche.
Under Accounting Standards Codification Topic 205-40, Presentation of Financial Statements - Going Concern, we are required at each reporting period to evaluate whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued. This evaluation initially does not take into consideration the potential mitigating effect of our plans that have not been fully implemented as of the date the financial statements are issued. When substantial doubt exists, we evaluate whether the mitigating effect of our plans sufficiently alleviates the substantial doubt about our ability to continue as a going concern. The mitigating effect of our plans, however, is only considered if both (i) it is probable that our plans will be effectively implemented within one year after the date that our financial statements are issued and (ii) it is probable that our plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about our ability to continue as a going concern within one year after the date that our financial statements are issued. Generally, to be considered probable of being effectively implemented, our plans must have been approved by our Board of Directors before the date that our financial statements are issued.
Our future success is dependent on our ability to develop our product candidates and ultimately upon our ability to attain profitable operations. In order to commercialize our product candidates, we need to complete clinical development and comply with comprehensive regulatory requirements. We are subject to a number of risks similar to other late-stage clinical companies, including, but not limited to, successful discovery and development of our product candidates, raising additional capital, development by our competitors of new technological innovations, protection of proprietary technology and market acceptance of our products. The successful discovery and development of product candidates requires substantial working capital, and management expects to seek additional funds through equity or debt financings or through additional collaboration, licensing transactions or other sources. We may be unable to obtain equity or debt financings or enter into additional collaboration or licensing transactions at favorable terms, or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of existing stockholders. Debt financing, if available, may involve agreements that include liens or other restrictive covenants limiting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through government or other third-party funding, strategic collaborations and alliances or licensing arrangements, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable. If we are unable to raise additional funds when needed, we may be required to implement cost reduction strategies and delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market.
Our management does not believe that our cash and cash equivalents of $57.9 million as of September 30, 2019 is sufficient to fund our current operating plan for at least twelve months after the issuance of our condensed consolidated financial statements. Based on our current operating plan, we anticipate having sufficient cash to fund our operations into the fourth quarter of 2020. Our history of significant losses, negative cash flows from operations, limited cash resources currently on hand and dependence on our ability - about which there can be no certainty - to obtain additional financing to fund our operations after the current cash resources are exhausted raises substantial doubt about our ability to continue as a going concern. The condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q were prepared under the assumption that we will continue as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

Components of Our Results of Operations
Research and Development
Research and development expenses consist primarily of costs incurred for the development of our product candidates, which include:

•	employee-related expenses, including salaries, benefits, travel and share-based compensation expense;

•	expenses incurred under agreements with contract research organizations ("CROs") and investigative sites that conduct our clinical trials;

•	expenses associated with developing manufacturing capabilities and manufacturing clinical study materials;

•	expenses associated with transferring manufacturing capabilities to contract manufacturing organizations ("CMOs") for commercial-scale production;

•	facilities, depreciation, and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, insurance, and other supplies; and

•	expenses associated with pre-clinical and regulatory activities.
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
We allocate direct research and development expenses, consisting principally of external costs, such as fees paid to investigators, consultants, central laboratories and CROs in connection with our clinical trials, and costs related to manufacturing or purchasing clinical trial materials and technology transfer, to specific product programs. We do not allocate employee and contractor-related costs, costs associated with our platform and facility expenses, including depreciation or other indirect costs, to specific product programs because these costs may be deployed across multiple product programs under research and development and, as such, are separately classified. The table below provides research and development expenses incurred for Vicinium for the treatment of high-risk NMIBC and other expenses by category. We have deferred further development of Vicinium for the treatment of SCCHN and VB6-845d in order to focus our efforts and our resources on our ongoing development of Vicinium for the treatment of high-risk NMIBC. We expect our research and development expenses for Vicinium for the treatment of high-risk NMIBC will continue to increase during subsequent periods. We did not allocate research and development expenses to any other specific product program during the periods presented (in thousands):

	Three Months ended September 30,		Nine Months ended September 30,
	2019	2018	2019	2018
Programs:
Vicinium, for the treatment of high-risk NMIBC	$4,248	$1,688	$12,620	$5,259
Total direct program expenses	4,248	1,688	12,620	5,259
Personnel and other expenses:
Employee and contractor-related expenses	1,916	879	4,973	2,723
Platform-related lab expenses	51	53	464	153
Facility expenses	94	94	319	263
Other expenses	304	658	867	1,008
Total personnel and other expenses	2,365	1,684	6,623	4,147
Total Research and Development	$6,613	$3,372	$19,243	$9,406
General and Administrative
General and administrative expenses consist primarily of salaries and related costs for personnel, including share-based compensation, in executive, operational, finance, business development and human resource functions. Other general and administrative expenses include facility-related costs, professional fees for legal, patent, consulting and accounting services, commercial market research and U.S. pre-launch market readiness.
Change in Fair Value of Contingent Consideration
In connection with the acquisition of Viventia Bio, Inc. ("Viventia") in September 2016, we recorded contingent consideration pertaining to the amounts potentially payable to Viventia's shareholders pursuant to the terms of the share purchase agreement between us, Viventia, and the other signatories thereto and are based on regulatory approval in certain markets and future revenue levels. The fair value of contingent consideration is assessed at each balance sheet date and changes, if any, to the fair value are recognized in earnings (or loss) for the period.
Other Income, Net
Other income, net consists primarily of interest income earned on cash and cash equivalents.

Results of Operations
Comparison of the Three Months ended September 30, 2019 and 2018

	Three Months ended September 30,		Increase/(Decrease)
	2019	2018	Dollars	Percentage
	(in thousands, except percentages)
Operating expenses:
Research and development	$6,613	$3,372	$3,241	96%
General and administrative	3,238	3,825	(587)	(15)%
Change in fair value of contingent consideration	3,600	7,200	(3,600)	(50)%
Total operating expenses	13,451	14,397	(946)	(7)%
Loss from Operations	(13,451)	(14,397)	946	(7)%
Other income (expense):
Other income, net	319	382	(63)	(16)%
Net Loss and Comprehensive Loss	$(13,132)	$(14,015)	$883	(6)%
Research and Development
Research and development expenses were $6.6 million for the three months ended September 30, 2019 compared to $3.4 million for the three months ended September 30, 2018. The increase of $3.2 million was due primarily to increases in technology transfer and manufacturing costs associated with the Fujifilm MSA, increases in regulatory consulting fees and internal and external staffing costs, partially offset by lower expenses related to our Phase 3 VISTA Trial.
General and Administrative
General and administrative expenses were $3.2 million for the three months ended September 30, 2019 compared to $3.8 million for the three months ended September 30, 2018. The decrease of $0.6 million was due primarily to decreases in legal, commercial and employee compensation expenses, offset by an increase in professional fees.
Change in Fair Value of Contingent Consideration
The change in fair value of contingent consideration was $3.6 million for the three months ended September 30, 2019 compared to $7.2 million for the three months ended September 30, 2018. The increase of $3.6 million for the three months ended September 30, 2019 was primarily attributable to a slightly lower discount rate, based on prevailing market conditions as of September 30, 2019, applicable to the earnout royalty payments potentially payable to Viventia's shareholders under the Share Purchase Agreement. The increase of $7.2 million for the three months ended September 30, 2018 was attributable to both higher forecasted revenue based on a change in the pricing assumptions utilized by management and the effect of a lower discount rate, based on prevailing market conditions as of September 30, 2018, applicable to the earnout royalty payments potentially payable to Viventia's shareholders under the Share Purchase Agreement. Changes in forecast assumptions, including the probability of regulatory approvals and Vicinium pricing and sales volumes, as well as changes in the discount rate utilized based on prevailing market conditions, could result in materially different fair value estimates.
Other Income, Net
Other income, net was $0.3 million for the three months ended September 30, 2019 compared to $0.4 million for the three months ended September 30, 2018. The change of $0.1 million was due to lower interest income on cash balances.

Comparison of the Nine Months ended September 30, 2019 and 2018

	Nine Months ended September 30,		Increase/(Decrease)
	2019	2018	Dollars	Percentage
	(in thousands, except percentages)
Operating expenses:
Research and development	$19,243	$9,406	$9,837	105%
General and administrative	8,910	8,128	782	10%
Change in fair value of contingent consideration	46,600	9,900	36,700	371%
Total operating expenses	74,753	27,434	47,319	172%
Loss from Operations	(74,753)	(27,434)	(47,319)	172%
Other income (expense):
Other income, net	806	498	308	62%
Net Loss and Comprehensive Loss	$(73,947)	$(26,936)	$(47,011)	175%
Research and Development
Research and development expenses were $19.2 million for the nine months ended September 30, 2019 compared to $9.4 million for the nine months ended September 30, 2018. The increase of $9.8 million was due primarily to increases in technology transfer and manufacturing costs associated with the Fujifilm MSA, increases in regulatory consulting and employee-related compensation, partially offset by lower expenses related to our Phase 3 VISTA Trial.
General and Administrative
General and administrative expenses were $8.9 million for the nine months ended September 30, 2019 compared to $8.1 million for the nine months ended September 30, 2018. The increase of $0.8 million was due primarily to increases in commercial market research, employee-related compensation, and professional and audit fees, offset by a decrease in legal costs.
Change in Fair Value of Contingent Consideration
The change in fair value of contingent consideration was $46.6 million for the nine months ended September 30, 2019 compared to $9.9 million for the nine months ended September 30, 2018. During the quarter ended June 30, 2019, we reassessed the total addressable global market for NMIBC and determined that both the global market size and estimated potential Vicinium commercial net sales within the global NMIBC market were likely higher than the Company’s previous estimates. Specific drivers of the increased revenue estimates include the expectation that Vicinium could achieve peak market penetration earlier than previously estimated and the expectation that Vicinium sales outside the United States could be two to three times the expected sales volumes in the United States. As contingent consideration incorporates a royalty rate of 2% on all commercial net sales reported through December 2033, an increase in expected future net sales correlates to an increase in the fair value of our potential contingent consideration. Accordingly, our contingent consideration at September 30, 2019 was adjusted to reflect our updated view of the NMIBC market and the potential sales volumes of Vicinium in that market. The change in the nine months ended September 30, 2019 was therefore due to changes in assumptions related to Vicinium pricing and projected sales volumes in both the U.S. and outside the U.S. ("OUS") markets compared to prior assumptions utilized as of December 31, 2018. The increase of $9.9 million for the nine months ended September 30, 2018 was attributable to both higher forecasted revenue based on a change in the pricing assumptions utilized by management and the effect of a lower discount rate, based on prevailing market conditions as of September 30, 2018, applicable to the earnout royalty payments potentially payable to Viventia's shareholders under the Share Purchase Agreement. Changes in forecast assumptions, including the probability of regulatory approvals and Vicinium pricing and sales volumes, as well as changes in the discount rate utilized based on prevailing market conditions, could result in materially different fair value estimates.
Other Income, Net
Other income, net was $0.8 million for the nine months ended September 30, 2019 compared to $0.5 million for the nine months ended September 30, 2018. The change of $0.3 million was due to increased interest income on higher cash balances as a result of the equity financings.

Liquidity and Capital Resources
Overview
As of September 30, 2019, we had cash and cash equivalents of $57.9 million, net working capital of $50.3 million and an accumulated deficit of $260.0 million. We incurred negative cash flows from operating activities of $22.8 million for the year ended December 31, 2018 and $23.7 million for the nine months ended September 30, 2019. Since our inception, we have received no revenue from sales of our products currently under development, and we anticipate that operating losses will continue for the foreseeable future as we continue our ongoing Phase 3 VISTA Trial for Vicinium and seek marketing approval from the FDA. We have financed our operations to date primarily through private placements of our common stock, preferred stock and convertible bridge notes, venture debt borrowings, our IPO, follow-on public offerings, sales effected in an ATM offering and our License Agreement with Roche.
In June 2019, we raised $27.8 million of net proceeds from the sale of 20.4 million shares of common stock and accompanying warrants to purchase an additional 20.4 million shares of common stock in an underwritten public offering. Additionally, from January 1, 2019 through September 30, 2019, we received $3.4 million in proceeds from the exercise of outstanding warrants to purchase common stock issued in connection with (i) our underwritten public offering in November 2017 and (ii) our March 2018 registered direct public offering and concurrent private placement.
Our management does not believe that our cash and cash equivalents of $57.9 million as of September 30, 2019 is sufficient to fund our current operating plan for at least twelve months after the issuance of our interim consolidated financial statements. Based on our current operating plan, we anticipate having sufficient cash to fund our operations into the fourth quarter of 2020. Our history of significant losses, negative cash flows from operations, limited cash resources currently on hand and dependence on our ability - about which there can be no certainty - to obtain additional financing to fund our operations after the current cash resources are exhausted raises substantial doubt about our ability to continue as a going concern. The interim consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q were prepared under the assumption that we will continue as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.
Funding Requirements
Our future success is dependent on our ability to develop our product candidates and ultimately upon our ability to attain profitable operations. In order to commercialize our product candidates, we need to complete clinical development and comply with comprehensive regulatory requirements. We are subject to a number of risks similar to other late-stage clinical companies, including, but not limited to, successful discovery and development of our product candidates, raising additional capital with favorable terms, development by our competitors of new technological innovations, protection of proprietary technology and market acceptance of our products. The successful discovery and development of product candidates requires substantial working capital, and we expect to seek additional funds through equity or debt financings or through additional collaboration, licensing transactions or other sources. We may be unable to obtain equity or debt financings or enter into additional collaboration or licensing transactions at favorable terms, or at all, and, if necessary, we may be required to implement cost reduction strategies.
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

•	maintain, expand and protect our intellectual property portfolio;

•	add equipment and physical infrastructure to support our research and development;

•	hire additional clinical, regulatory, quality control, scientific and management personnel;

•	expand our operational, financial and management systems and personnel;

•	conduct research and pre-clinical and clinical development of our other product candidates;

•	seek to discover and develop additional product candidates; and

•	in-license or acquire the rights to other products, product candidates or technologies.
Our future capital requirements will depend on many factors, including:

•	the scope, initiation, progress, timing, costs and results of pre-clinical development and laboratory testing and clinical trials for our product candidates;

•	the cost and timing of any new clinical trials or studies of our product candidates;

•	our ability to establish collaborations or licensing arrangements on favorable terms, if at all, particularly manufacturing, marketing and distribution arrangements for our product candidates;

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

•
the outcome, timing and cost of regulatory review by the FDA and comparable foreign regulatory authorities, including the potential for the FDA or comparable foreign regulatory authorities, including Health Canada, to require that we perform more studies than those that we currently expect to perform;

•	our ability to achieve certain future regulatory, development and commercialization milestones under the License Agreement with Roche;

•	the effect of competing technological and market developments; and

•	the revenue, if any, received from commercial sales of any product candidates for which we receive regulatory approval.
Until such time, if ever, as we can generate substantial product revenues from commercial sales, we expect to finance our cash needs through a combination of equity offerings, debt financings, government or other third-party funding, strategic collaborations and alliances, and licensing arrangements. We do not have any committed external source of funds other than the amounts payable under the License Agreement with Roche. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of existing stockholders. Debt financing, if available, may involve agreements that include liens or other restrictive covenants limiting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through government or other third-party funding, strategic collaborations and alliances or licensing arrangements, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market ourselves.
Cash Flows
The following table sets forth a summary of our cash flows for the nine months ended September 30, 2019 and 2018 (in thousands):

	Nine Months ended September 30,
	2019	2018
Net Cash Used in Operating Activities	$(23,716)	$(15,182)
Net Cash (Used in) Provided by Investing Activities	(137)	5
Net Cash Provided by Financing Activities	31,296	58,363
Net Increase in Cash, Cash Equivalents and Restricted Cash	$7,443	$43,186
Net Cash Used in Operating Activities
Net cash used in operating activities was $23.7 million for the nine months ended September 30, 2019 and consisted primarily of a net loss of $73.9 million, adjusted for non-cash items, including share-based compensation of $0.9 million, a change in the fair value of contingent consideration of $46.6 million and a net increase in operating assets and liabilities of $2.6 million.
Net cash used in operating activities was $15.2 million for the nine months ended September 30, 2018 and consisted primarily of a net loss of $26.9 million, adjusted for non-cash items, including share-based compensation of $0.9 million, a change in the fair value of contingent consideration of $9.9 million and a net increase in operating assets and liabilities of $0.8 million.
Net Cash (Used in) Provided by Investing Activities
Net cash (used in) provided by investing activities consisted of de minimis purchases and sales of property and equipment during each of the nine months ended September 30, 2019 and 2018.

Net Cash Provided by Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2019 consisted of (i) $27.8 million in net proceeds from the June 2019 Financing and (ii) $3.4 million in proceeds from the exercise of warrants to purchase our common stock.
Net cash provided by financing activities for the nine months ended September 30, 2018 consisted of (i) $8.7 million in net proceeds from the March 2018 sale of 8.0 million shares of our common stock in a registered direct public offering; (ii) $0.3 million in net proceeds from the sale of warrants to purchase 8.0 million shares of our common stock in the March 2018 Private Placement; (iii) $41.9 million in net proceeds from the sale of 25.6 million shares of our common stock in an underwritten public offering in connection with our June 2018 Financing; and (iv) $7.3 million in proceeds from the exercise of warrants to purchase our common stock.
Critical Accounting Policies and Use of Estimates
The preparation of our consolidated financial statements in accordance with United States generally accepted accounting principles and the rules and regulations of the SEC require the use of estimates and assumptions, based on complex judgments considered reasonable, and affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. Our critical accounting policies are those policies which require the most significant judgments and estimates in the preparation of our consolidated financial statements. Management has determined that our most critical accounting policies are those relating to the fair value of intangible assets, goodwill and contingent consideration; income taxes (including the valuation allowance for deferred tax assets); research and development expenses; and going concern considerations.
Indefinite-Lived Intangible Assets
In accordance with ASC Topic 350, Intangibles - Goodwill and Other (“ASC 350”), during the period that an asset is considered indefinite-lived, such as in-process research and development (“IPR&D”), it is not amortized. Acquired IPR&D represents the fair value assigned to research and development assets that have not reached technological feasibility. The value assigned to acquired IPR&D is determined by estimating the costs to develop the acquired technology into commercially viable products, estimating the resulting revenue from the projects, and discounting the net cash flows to present value. The revenue and cost projections used to value acquired IPR&D are, as applicable, reduced based on the probability of success of developing a new drug. Additionally, the projections consider the relevant market sizes and growth factors, expected trends in technology, and the nature and expected timing of new product introductions by the Company and its competitors. The rates utilized to discount the net cash flows to their present value are commensurate with the stage of development of the projects and uncertainties in the economic estimates used in the projections. Upon the acquisition of IPR&D, the Company completes an assessment of whether its acquisition constitutes the purchase of a single asset or a group of assets. Multiple factors are considered in this assessment, including the nature of the technology acquired, the presence or absence of separate cash flows, the development process and stage of completion, quantitative significance and the rationale for entering into the transaction. Indefinite-lived assets are maintained on the Company’s consolidated balance sheet until either the project underlying it is completed or the asset becomes impaired. Indefinite-lived assets are tested for impairment on an annual basis, or whenever events or changes in circumstances indicate the reduction in the fair value of the IPR&D asset is below its respective carrying amount. If the Company determines that an impairment has occurred, a write-down of the carrying value and an impairment charge to operating expenses in the period the determination is made is recorded. When development of an IPR&D asset is complete, it is deemed finite-lived and then amortized over its estimated useful life at that point.
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
Contingent Consideration
In connection with the acquisition of Viventia Bio Inc., the Company recorded contingent consideration pertaining to the amounts potentially payable to Viventia Bio Inc.'s selling shareholders pursuant to the Share Purchase Agreement . Contingent consideration is measured at fair value on a recurring basis at each reporting period and is based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The valuation of contingent consideration uses assumptions the Company believes would be made by a market participant. The Company assesses these estimates on an ongoing basis as additional data impacting the assumptions is obtained. Any changes in the fair value of contingent consideration are charged to earnings in the period they are determined.
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
The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740, Income Taxes. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. As of September 30, 2019 and December 31, 2018, the Company did not have any significant uncertain tax positions.
Research and Development Costs
Expenditures relating to research and development are expensed in the period incurred. Research and development expenses consist of both internal and external costs associated with all basic research activities, clinical activities and technical effort required to develop a new product or service. The research and development costs include personnel-related costs, share-based compensation, facilities, research-related overhead, pre-approval regulatory and clinical trial costs, manufacturing costs and other contracted services, license fees and other external costs. Estimates of incurred but unbilled research and development services performed by third parties, including CROs and CMOs, are required to be made at each reporting period.
In certain circumstances, the Company is required to make advance payments to vendors for goods or services that will be received in the future for use in research and development activities. In such circumstances, the advance payments are deferred and are expensed when the activity has been performed or when the goods have been received.
Recently Issued Accounting Standards
Recently issued accounting standards are discussed in “Item 1. Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 4. Recent Accounting Pronouncements” above.
Commitments and Contractual Obligations
As of September 30, 2019, there were no material changes to our commitments and contractual obligations as set forth in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Commitments and Contractual Obligations" of our Annual Report on Form 10-K for the year ended December 31, 2018.
Off-Balance Sheet Arrangements
We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk.
Our cash is held on deposit in demand accounts at a large financial institution in amounts in excess of the Federal Deposit Insurance Corporation ("FDIC") insurance coverage limit of $250,000 per depositor, per FDIC-insured bank, per ownership category.
Financial instruments that potentially subject us to concentrations of credit risk principally consist of cash equivalents. We limit our credit risk associated with cash equivalents by placing investments in highly-rated money market funds.
Inflationary factors, such as increases in our operating expenses, may adversely affect our operating results. Although we do not believe inflation has had a material impact on our financial condition, results of operations or cash flows to date, a high rate of inflation in the future may have an adverse effect on our ability to manage our operating expenses.
Foreign Currency Risk
Because our functional currency is in U.S. Dollars, we face foreign exchange rate risk as a result of entering into transactions denominated in currencies other than U.S. dollars. As a result of our Viventia subsidiary in Winnipeg, Manitoba, our primary foreign currency exposure is to fluctuations in the Canadian dollar relative to the U.S. dollar. A hypothetical 10% change in average foreign currency exchange rates during any of the preceding periods presented would not have a material effect on our net loss. Foreign exchange rates may continue to be a factor in future periods as we continue to expand and grow our business. We do not engage in any foreign currency hedging activities, or any other hedging activities.
Item 4.         Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
As more fully discussed in "Part II - Item 9A. Controls and Procedures" of our Annual Report on Form 10-K for the year ended December 31, 2018, to remediate the material weakness referenced above, we have implemented or have plans to implement the remediation initiatives described therein and will continue to evaluate the remediation and plan to implement additional measures in the future.
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
As of December 31, 2018, there was a material weakness, identified in 2016, in our controls over the financial reporting process related to business combinations. As a result of inexperience in our finance and accounting group related to the accounting for business combinations, we lacked sufficient review of assumptions used and conclusions reached from the perspective of a typical market participant used in the acquisition valuation model. While we implemented processes and controls in 2017 and 2018 to remediate the material weakness over the review of assumptions related to business combinations, the remediation effort was ongoing. As a result, our management concluded that our internal control over financial reporting was not effective as of December 31, 2018.
Remediation Status
As more fully discussed in "Part II - Item 9A. Controls and Procedures" of our Annual Report on Form 10-K for the year ended December 31, 2018, to remediate the material weaknesses referenced above, we have implemented or have plans to implement the remediation initiatives described therein. We also continue to engage independent consultants to aid in the review of our financial reporting process and continue to evaluate steps to remediate the previously identified material weakness.
Changes in Internal Control Over Financial Reporting
During the three and nine months ended September 30, 2019, management continued to implement certain remediation initiatives discussed in "Part II - Item 9A. Controls and Procedures" of our Annual Report on Form 10-K for the year ended December 31, 2018. However, there was no change to our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1.         Legal Proceedings.
We are not currently subject to any material legal proceedings.

Item 1A.	Risk Factors.
You should carefully consider the information described in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018. There have been no material changes to the risk factors described therein.
Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds.
We did not issue any unregistered equity securities during the nine months ended September 30, 2019.
Item 3.         Defaults Upon Senior Securities.
Not applicable.
Item 4.         Mine Safety Disclosures.
Not applicable.
Item 5.         Other Information.
None.

Item 6.        Exhibits.
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

4.6	Form of Common Warrant. Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8‑K filed with the SEC on November 3, 2017 (File. No. 001-36296).
4.7	Form of Warrant. Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on March 23, 2018 (File. No. 001-36296).
4.8	Form of Warrant, Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on June 19, 2019 (File No. 001-36296).
10.1*	Employment Agreement, dated July 26, 2019, by and between Mark R. Sullivan and Sesen Bio, Inc.
10.2
Employment Agreement, dated August 26, 2019, by and between Monica Forbes and Sesen Bio, Inc. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on August 26, 2019 (File No. 001-36296).

10.3*	Stock Option Award Agreement, dated August 1, 2019, by and between Sesen Bio, Inc. and Monica Forbes.
31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SESEN BIO, INC.
(Registrant)

Date:	November 12, 2019	By:	/s/ Thomas R. Cannell, D.V.M.
		Name:	Thomas R. Cannell, D.V.M.
		Title:	President and Chief Executive Officer
(Principal Executive Officer and Duly Authorized Officer)