Form 10-Q
period 2020-06-30
Sesen Bio, Inc.
filed 2020-08-10
CIK 1485003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 117,171,636 shares of the registrant's common stock outstanding as of August 3, 2020.

SESEN BIO, INC.
Quarterly Report on Form 10-Q for the Quarterly Period ended June 30, 2020

PART I - FINANCIAL INFORMATION
Item 1.   Financial Statements.
SESEN BIO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; In thousands, except share and per share data)

	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$37,741	$48,121
Prepaid expenses and other current assets	3,727	6,326
Total current assets	41,468	54,447
Restricted cash	20	20
Property and equipment, net of accumulated depreciation of $820 and $758, respectively	185	238
Intangible assets	46,400	46,400
Goodwill	13,064	13,064
Other assets	76	196
Total Assets	$101,213	$114,365
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$1,274	$1,902
Accrued expenses	4,866	6,169
Other current liabilities	373	446
Total current liabilities	6,513	8,517
Contingent consideration	84,800	120,020
Deferred tax liability	12,528	12,528
Total Liabilities	$103,841	$141,065
Commitments and contingencies
Stockholders’ Deficit:
Preferred stock, $0.001 par value per share; 5,000,000 shares authorized at June 30, 2020 and December 31, 2019; no shares issued and outstanding at June 30, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value per share; 200,000,000 shares authorized at June 30, 2020 and December 31, 2019; 116,627,653 and 106,801,409 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	116	107
Additional paid-in capital	275,560	266,717
Accumulated deficit	(278,304)	(293,524)
Total Stockholders’ Deficit	(2,628)	(26,700)
Total Liabilities and Stockholders’ Deficit	$101,213	$114,365

The accompanying notes are an integral part of these condensed consolidated financial statements.

SESEN BIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (OPERATIONS)
AND COMPREHENSIVE INCOME (LOSS)
(Unaudited; In thousands, except per share data)

	Three Months ended June 30,		Six Months ended June 30,
	2020	2019	2020	2019
Operating expenses:
Research and development	$4,562	$7,944	$13,429	$12,630
General and administrative	3,318	2,617	6,766	5,672
Change in fair value of contingent consideration	18,480	44,000	(35,220)	43,000
Total operating expenses	26,360	54,561	(15,025)	61,302
Income (Loss) from Operations	(26,360)	(54,561)	15,025	(61,302)
Other income (expense):
Other income, net	16	226	195	487
Net Income (Loss) and Comprehensive Income (Loss)	$(26,344)	$(54,335)	$15,220	$(60,815)

Net income (loss) per common share - basic	$(0.24)	$(0.67)	$0.13	$(0.77)
Weighted-average common shares outstanding - basic	112,569	80,739	111,189	79,107

Net income (loss) per common share - diluted	$(0.24)	$(0.67)	$0.11	$(0.77)
Weighted-average common shares outstanding - diluted	112,569	80,739	111,203	79,107

The accompanying notes are an integral part of these condensed consolidated financial statements.

SESEN BIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited; In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at December 31, 2019	106,801,409	$107	$266,717	$(293,524)	$(26,700)
Net income	—	—	—	41,564	41,564
Share-based compensation	—	—	407	—	407
Sales of common stock under 2014 ESPP	2,785	—	1	—	1
Issuance of common stock under ATM Offering, net of issuance costs of $0.1 million	3,187,359	3	3,176	—	3,179
Balance at March 31, 2020	109,991,553	$110	$270,301	$(251,960)	$18,451

Net income	—	—	—	(26,344)	(26,344)
Share-based compensation	—	—	491	—	491
Issuance of common stock under ATM Offering, net of issuance costs of $0.1 million	6,636,100	6	4,768	—	4,774
Balance at June 30, 2020	116,627,653	$116	$275,560	$(278,304)	$(2,628)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2018	77,456,180	$77	$230,154	$(186,024)	$44,207
Net loss	—	—	—	(6,480)	(6,480)
Share-based compensation	—	—	326	—	326
Sales of common stock under 2014 ESPP	8,601	—	7	—	7
Balance at March 31, 2019	77,464,781	$77	$230,487	$(192,504)	$38,060

Net loss	—	—	—	(54,335)	(54,335)
Share-based compensation	—	—	356	—	356
Exercise of stock options	30,000	—	45	—	45
Exercise of common stock warrants	3,361,115	4	3,430	—	3,434
Issuance of common stock and common stock warrants, net of issuance costs of $2.2 million	20,410,000	20	27,789	—	27,809
Balance at June 30, 2019	101,265,896	$101	$262,107	$(246,839)	$15,369

The accompanying notes are an integral part of these condensed consolidated financial statements.

SESEN BIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; In thousands)

	Six Months ended June 30,
	2020	2019
Cash Flows from Operating Activities:
Net income (loss)	$15,220	$(60,815)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	61	107
Share-based compensation	898	682
Change in fair value of contingent consideration	(35,220)	43,000
Changes in operating assets and liabilities:
Prepaid expenses and other assets	2,719	(1,487)
Accounts payable	(628)	809
Accrued expenses and other liabilities	(1,376)	961
Net Cash Used in Operating Activities	(18,326)	(16,743)
Cash Flows from Investing Activities:
Net Cash Used in Investing Activities	(8)	(43)
Cash Flows from Financing Activities:
Proceeds from issuance of common stock under ATM Offering, net of issuance costs	7,953	—
Proceeds from sales of common stock under 2014 ESPP	1	7
Proceeds from exercises of stock options	—	45
Proceeds from the issuance of common stock and common stock warrants, net of issuance costs	—	27,809
Proceeds from the exercise of common stock warrants	—	3,434
Net Cash Provided by Financing Activities	7,954	31,295
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(10,380)	14,509
Cash, Cash Equivalents and Restricted Cash - Beginning of Period	48,141	50,442
Cash, Cash Equivalents and Restricted Cash - End of Period	$37,761	$64,951

Supplemental disclosure of non-cash operating activities:
Right-of-use assets related to the adoption of ASC 842	—	$236
Cash paid for amounts included in the measurement of lease liabilities	$75	$76
Supplemental disclosure of non-cash investing activities:
Fixed assets included in Accrued Expenses	—	$119
Supplemental disclosure of non-cash financing activities:
Deemed dividend on adjustment of exercise price on certain warrants	$147	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

SESEN BIO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. DESCRIPTION OF BUSINESS
Sesen Bio, Inc. ("Sesen" or the “Company”), a Delaware corporation formed in February 2008, is a late-stage clinical company developing targeted fusion protein therapeutics ("TFPTs") for the treatment of patients with cancer. The Company’s most advanced product candidate, VicineumTM, also known as VB4-845, is a locally-administered targeted fusion protein composed of an anti-epithelial cell adhesion molecule ("EpCAM") antibody fragment tethered to a truncated form of Pseudomonas exotoxin A. The Company has an ongoing single-arm, multi-center, open-label Phase 3 clinical trial of Vicineum as a monotherapy in patients with high-risk, bacillus Calmette-Guérin ("BCG")-unresponsive non-muscle invasive bladder cancer ("NMIBC") (the "VISTA Trial"). The VISTA Trial completed enrollment in April 2018 with a total of 133 patients, and in December 2019, the Company initiated submission of the Biologics License Application ("BLA") for Vicineum to the United States Food and Drug Administration ("FDA") under Rolling Review, which enables individual modules to be submitted and reviewed on an ongoing basis, rather than waiting for all sections to be completed before submission. The Company operates in one segment under the direction of its Chief Executive Officer (chief operating decision maker).
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
In addition, under the Share Purchase Agreement, the Company is obligated to pay to the Selling Shareholders certain post-closing contingent cash payments upon the achievement of specified milestones and based upon net sales, in each case subject to the terms and conditions set forth in the Share Purchase Agreement, including: (i) a one-time milestone payment of $12.5 million payable upon the first sale of Vicineum (the “Purchased Product”), in the United States; (ii) a one-time milestone payment of $7.0 million payable upon the first sale of the Purchased Product in any one of certain specified European countries; (iii) a one-time milestone payment of $3.0 million payable upon the first sale of the Purchased Product in Japan; and (iv) quarterly earn-out payments equal to 2% of net sales of the Purchased Product during specified earn-out periods. Such earn-out payments are payable with respect to net sales in a country beginning on the date of the first sale in such country and ending on the earlier of (i) December 31, 2033 and (ii) fifteen years after the date of such sale, subject to early termination in certain circumstances if a biosimilar product is on the market in the applicable country (collectively, the "Contingent Consideration"). Under the Share Purchase Agreement, the Company, its affiliates, licensees and subcontractors are required to use commercially reasonable efforts, for the first seven years following the closing of the Viventia Acquisition, to achieve marketing authorizations throughout the world and, during the applicable earn-out period, to commercialize the Purchased Product in the United States, France, Germany, Italy, Spain, United Kingdom, Japan, China and Canada. Certain of these payments are payable to individuals or affiliates of individuals that were previously employees or members of the Company's board of directors.
Liquidity and Going Concern
As of June 30, 2020, the Company had cash and cash equivalents of $37.7 million, net working capital of $35.0 million and an accumulated deficit of $278.3 million. The Company incurred negative cash flows from operating activities of $37.5 million for the year ended December 31, 2019 and $18.3 million for the six months ended June 30, 2020. Since its inception, the Company has received no revenue from sales of its products, and management anticipates that operating losses will continue for the foreseeable future as the Company continues its ongoing Phase 3 VISTA Trial for Vicineum for the treatment of high-risk NMIBC and seeks marketing approval from the FDA. The Company has financed its operations to date primarily through private placements of its common stock, preferred stock, common stock warrants and convertible bridge notes, venture debt borrowings, its initial public offering ("IPO"), follow-on public offerings, sales effected in "at-the-market" ("ATM") offerings, a License Agreement with F. Hoffmann-La Roche Ltd and Hoffman-La Roche Inc. (collectively, "Roche") (the "License Agreement with Roche") and, to a lesser extent, from a collaboration. See “Note 9. Stockholders’ Equity” below for information regarding the Company’s recently completed equity financings.

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
The Company's future success is dependent on its ability to develop and commercialize Vicineum for the treatment of high-risk NMIBC, and ultimately upon its ability to attain profitable operations. In order to commercialize its product candidates, including Vicineum for the treatment of high-risk NMIBC, the Company needs to complete clinical development and comply with comprehensive regulatory requirements. The Company is subject to a number of risks similar to other late-stage clinical companies, including, but not limited to, successful discovery and development of its product candidates, raising additional capital, development and commercialization by its competitors of new technological innovations, protection of proprietary technology and market acceptance of its products. The successful discovery and development of product candidates, including Vicineum for the treatment of high-risk NMIBC, requires substantial working capital, and management expects to seek additional funds through equity or debt financings or through additional collaboration, licensing transactions or other sources. The Company may be unable to obtain equity or debt financings or enter into additional collaboration or licensing transactions at favorable terms, or at all. To the extent that the Company raises additional capital through the sale of equity or convertible debt securities, the ownership interests of existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of existing stockholders. Debt financing, if available, may involve agreements that include liens or other restrictive covenants limiting the Company's ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If the Company raises additional funds through government or other third-party funding, strategic collaborations and alliances or licensing arrangements, it may have to relinquish valuable rights to its technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable. If the Company is unable to raise additional funds when needed, it may be required to implement cost reduction strategies and delay, limit, reduce or terminate its product development or future commercialization efforts or grant rights to develop and market products or product candidates that management would otherwise prefer to develop and market.
The Company's management does not believe that its cash and cash equivalents of $37.7 million as of June 30, 2020 is sufficient to fund the Company's current operating plan for at least twelve months after the issuance of these condensed consolidated financial statements. Given the history of significant losses, negative cash flows from operations, limited cash resources currently on hand, the ongoing COVID-19 pandemic and dependence by the Company on its ability - about which there can be no certainty - to obtain additional financing to fund its operations after the current cash resources are exhausted, substantial doubt exists about the Company's ability to continue as a going concern. These condensed consolidated financial statements were prepared under the assumption that the Company will continue as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

2. BASIS OF PRESENTATION
The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to GAAP as found in the ASC and Accounting Standards Updates (“ASUs”), promulgated by the Financial Accounting Standards Board (“FASB”).
Interim Financial Statements
The accompanying unaudited interim condensed consolidated financial statements have been prepared from the books and records of the Company in accordance with GAAP for interim financial information and Rule 10-01 of Regulation S-X promulgated by the United States Securities and Exchange Commission (“SEC”), which permit reduced disclosures for interim periods. All adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the accompanying condensed consolidated balance sheets and statements of income (operations) and comprehensive income (loss), stockholders’ equity and cash flows have been made. Although these interim financial statements do not include all of the information and footnotes required for complete annual financial statements, management believes the disclosures are adequate to make the information presented not misleading. These unaudited interim results of operations and cash flows for the six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the full year. These unaudited interim condensed consolidated financial statements and footnotes should be read in conjunction with the Company’s audited annual consolidated financial statements and footnotes included in its Annual Report on Form 10-K, as filed with the SEC on March 16, 2020, wherein a more complete discussion of significant accounting policies and certain other information can be found.
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

5. FAIR VALUE MEASUREMENT AND FINANCIAL INSTRUMENTS
The carrying values of cash and cash equivalents, restricted cash, prepaid expenses and other current assets, and accounts payable on the Company’s consolidated balance sheets approximated their fair values as of June 30, 2020 and December 31, 2019 due to their short-term nature.
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
The following tables set forth the carrying amounts and fair values of the Company's financial instruments measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020
			Fair Value Measurement Based on
	Carrying Amount	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (cash equivalents)	$31,339	$31,339	$31,339	$—	$—
Liabilities:
Contingent consideration	$84,800	$84,800	$—	$—	$84,800

	December 31, 2019
			Fair Value Measurement Based on
	Carrying Amount	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (cash equivalents)	$31,146	$31,146	$31,146	$—	$—
Liabilities:
Contingent consideration	$120,020	$120,020	$—	$—	$120,020
The Company evaluates transfers between fair value levels at the end of each reporting period. There were no transfers of assets or liabilities between fair value levels during the six months ended June 30, 2020.
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
The following table sets forth a summary of the change in the fair value of the Company's contingent consideration liability, measured on a recurring basis at each reporting period, for the six months ended June 30, 2020 (in thousands):

Balance at December 31, 2019	$120,020
Change in fair value of contingent consideration	(35,220)
Balance at June 30, 2020	$84,800
The fair value of the Company’s contingent consideration was determined using probabilities of successful achievement of regulatory milestones and commercial sales, the period in which these milestones and sales are expected to be achieved ranging from 2021 to 2033, and the level of commercial sales of Vicineum forecasted for the United States, Europe, Japan and other potential markets. There have been no changes to the valuation methods utilized during the six months ended June 30, 2020. Because of the business environment uncertainty created by the ongoing COVID-19 pandemic, management carefully reviewed as of June 30, 2020 all of the Company’s financial forecast assumptions related to probability, timing and anticipated level of commercial sales, which were used to determine the estimated fair value of contingent consideration, and updated its forecasts for commercial sales in the second quarter of 2020 to reflect certain changes within the current competitive landscape. However, given the evolving and uncertain nature of the COVID-19 pandemic, management will continue to closely monitor developments in order to timely determine if any financial forecast changes may be required. As of June 30, 2020, no financial forecast changes due to COVID-19 were currently required. Changes to probabilities of success, timing of certain milestones and achievements, and level of commercial sales could materially affect the valuation of contingent consideration.
However, the estimated fair value of contingent consideration is also determined by applying appropriate discount rates to future cash outflows related to the contingent payment obligations, and these discount rates have increased significantly as a result of the extreme volatility of financial markets as global economies shut down in order to contain the spread of COVID-19. The milestone payments constitute debt-like obligations, and the high-yield debt index rate applied to the milestones in order to determine the estimated fair value increased from 11.8% as of December 31, 2019 to 14.5% as of June 30, 2020. The discount rate applied to the 2% royalty due on forecasted Vicineum revenues is derived from the Company’s estimated weighted-average cost of capital (“WACC”), and this WACC-derived discount rate increased from 5.6% as of December 31, 2019 to 13.2% as of June 30, 2020. These significant increases in the applicable discount rates, in conjunction with changes to the competitive landscape, resulted in a $35.2 million decrease in the estimated fair value of contingent consideration as of June 30, 2020. Changes to the discount rates could materially affect the valuation of the contingent consideration.

6. INTANGIBLE ASSETS AND GOODWILL
Intangible Assets
Intangible assets on the Company's consolidated balance sheet are the result of the Viventia Acquisition in September 2016. The following table sets forth the composition of intangible assets as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
IPR&D intangible assets:
Vicineum United States rights	$31,700	$31,700
Vicineum European Union rights	14,700	14,700
Total Intangibles	$46,400	$46,400
Goodwill
Goodwill on the Company's consolidated balance sheet is the result of the Viventia Acquisition in September 2016. Goodwill had a carrying value of $13.1 million as of June 30, 2020 and December 31, 2019.

7. LEASES
On January 1, 2019, the Company adopted ASC Topic 842, Leases using the optional transition method. The Company’s lease portfolio includes:
1.An operating lease for its 31,100 square foot facility in Winnipeg, Manitoba which consists of manufacturing, laboratory, warehouse and office space, under a five-year renewable lease through September 2020 with a right to renew the lease for one subsequent five-year term. The minimum monthly rent under this lease is $12,800 per month. In addition to rent expense, the Company expects to incur $12,500 per month in related operating expenses. Operating lease cost under this lease, including the related operating costs, was $72,000 and $148,000 for the three and six months ended June 30, 2020 and $71,000 and $146,000 for the three and six months ended June 30, 2019, respectively;
2.Short-term property leases for modular office space for 1) its current corporate headquarters in Cambridge, MA and 2) office space in Philadelphia, PA. The short-term leases renew every four to nine months and currently extend through March 2021. The minimum monthly rent for these office spaces is currently $21,400 per month, which is subject to change if and as the Company adds or deducts space to or from the leases. The Company recorded $65,000 and $131,000 in rent expense for the three and six months ended June 30, 2020 and $53,000 and $129,000 for the three and six months ended June 30, 2019, respectively, for these leases.
The asset component of the Company’s operating leases is recorded as operating lease right-of-use assets and reported within other assets on the Company's consolidated balance sheet. The short-term liability is recorded in other current liabilities on the Company’s consolidated balance sheet. Operating lease cost is recognized on a straight-line basis over the lease term.

8. ACCRUED EXPENSES
The following table sets forth the composition of accrued expenses as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
Research and development	$3,100	$3,688
Payroll-related expenses	985	1,638
Severance to former Executives and other employees	66	378
Professional fees	692	378
Other	23	87
Total Accrued Expenses	$4,866	$6,169

Management Changes
On August 26, 2019, Richard Fitzgerald departed as the Company's Chief Financial Officer. In connection with his separation from the Company, Mr. Fitzgerald and the Company entered into a Separation Agreement and General Release dated as of September 9, 2019, pursuant to which the Company provided Mr. Fitzgerald with twelve months of separation payments and benefits. The Company recorded $0.3 million of expense, which will be paid through the normal payroll cycle through August 2020.
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

9. STOCKHOLDERS' EQUITY (DEFICIT)
Equity Financings
ATM Offering
In November 2019, the Company entered into an Open Market Sale Agreement SM (the "Sales Agreement") with Jefferies LLC ("Jefferies"), under which the Company may issue and sell shares of its common stock from time to time for an aggregate sales price of up to $35.0 million through Jefferies (the "ATM Offering"). Sales of common stock under the Sales Agreement are made by any method that is deemed to be an ATM offering as defined in Rule 415(a)(4) of the Securities Act of 1933, as amended, including but not limited to sales made directly on or through the Nasdaq Global Market or any other existing trading market for the common stock. The Company has no obligation to sell any of its common stock and may at any time suspend offers under the Sales Agreement or terminate the Sales Agreement. Subject to the terms and conditions of the Sales Agreement, Jefferies will use its commercially reasonable efforts to sell common stock from time to time, as the sales agent, based upon the Company’s instructions, which include a prohibition on sales below a minimum price set by the Company from time to time. The Company has provided Jefferies with customary indemnification rights, and Jefferies is entitled to a commission at a fixed rate equal to 3.0% of the gross proceeds for each sale of common stock. The Company incurred $0.2 million in legal, accounting and printing costs related to the commencement of the ATM Offering. For the six months ended June 30, 2020, the Company raised $8.0 million of net proceeds from the sale of 9.8 million shares of common stock at a weighted-average price of $0.75 per share under the ATM Offering, including $4.8 million of net proceeds from the sale of 6.6 million shares of common stock at a weighted-average price of $0.69 per share during the three months ended June 30, 2020. Share issue costs, including sales agent commissions, related to the ATM Offering totaled $0.1 million and $0.2 million during the three and six months ended June 30, 2020, respectively.
June 2019 Financing
In June 2019, the Company raised $27.8 million of net proceeds from the sale of 20.4 million shares of common stock and accompanying warrants to purchase an additional 20.4 million shares of common stock in an underwritten public offering (the "June 2019 Financing"). The combined purchase price for each share of common stock and accompanying warrant was $1.47. Subject to certain ownership limitations, the warrants issued in the June 2019 Financing were exercisable immediately upon issuance at an exercise price of $1.47 per share, subject to adjustments as provided under the terms of such warrants, and had a one-year term expiring on June 21, 2020. As of June 30, 2020, all warrants issued in connection with the June 2019 financing have expired.
Preferred Stock
Pursuant to its Amended and Restated Certificate of Incorporation (the "Certificate of Incorporation"), the Company is authorized to issue 5.0 million shares of "blank check" preferred stock, $0.001 par value per share, which enables its board of directors, from time to time, to create one or more series of preferred stock. Each series of preferred stock issued shall have the rights, preferences, privileges and restrictions as designated by the board of directors. The issuance of any series of preferred stock could affect, among other things, the dividend, voting and liquidation rights of the Company's common stock. The Company had no preferred stock issued and outstanding as of June 30, 2020 and December 31, 2019.
Common Stock

Pursuant to its Certificate of Incorporation, the Company is authorized to issue 200.0 million shares of common stock, $0.001 par value per share, of which 116.6 million and 106.8 million shares were issued and outstanding as of June 30, 2020 and December 31, 2019, respectively. In addition, the Company had reserved for issuance the following amounts of shares of its common stock for the purposes described below as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
Shares of common stock issued	116,628	106,801
Shares of common stock reserved for issuance for:
Warrants	2,485	22,895
Stock options	9,990	6,236
Shares available for grant under 2014 Stock Incentive Plan	5,084	8,753
Shares available for sale under 2014 Employee Stock Purchase Plan	25	28
Total shares of common stock issued and reserved for issuance	134,212	144,713

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
Warrants
All of the Company’s outstanding warrants are non-tradeable and permanently classified as equity because they meet the derivative scope exception under ASC Topic 815-40, Derivatives and Hedging - Contracts in Entity’s Own Equity ("ASC 815-40"). The following table sets forth the Company's warrant activity for the six months ended June 30, 2020 (in thousands):

			Year-to-Date Warrant Activity
Issued	Exercise Price (1)	Expiration	December 31, 2019	Issued	(Exercised)	(Expired)	June 30, 2020
Jun-2019	$1.47	Jun-2020	20,410	—	—	(20,410)	—
Mar-2018	$0.55*	Mar-2023	1,943	—	—	—	1,943
Nov-2017	$0.55*	Nov-2022	487	—	—	—	487
May-2015	$11.83	Nov-2024	28	—	—	—	28
Nov-2014	$11.04	Nov-2024	27	—	—	—	27
			22,895	—	—	(20,410)	2,485
(1) As of June 30, 2020.
* Exercise price shown subject to further adjustment based on down round provision added by amendment.
In March 2018, the Company raised $9.0 million of net proceeds from the sale of common stock in a registered direct public offering and the sale of warrants to purchase shares of the Company's common stock with an exercise price of $1.20 per share (the "2018 Warrants") in a concurrent private placement. On October 28, 2019, the Company entered into transactions with certain holders of its then outstanding 2018 Warrants to amend their warrants pursuant to a Warrant Amendment Agreement (the "2018 Warrant Amendment Agreements"). The 2018 Warrant Amendment Agreements reduced the exercise price of the warrants from $1.20 to the lesser of (a) $0.95 per share of common stock and (b) the exercise price as determined from time to time, pursuant to the anti-dilution provisions in the 2018 Warrant Amendment Agreements. During the three months ended June 30, 2020, the anti-dilution provision was triggered; as such, the Company recognized a deemed dividend of approximately $0.1 million which reduced the income available to common stockholders for both the three and six months ended June 30, 2020. As of June 30, 2020, the exercise price of the 2018 Warrants was $0.55. As the Company has an accumulated deficit balance as of June 30, 2020, the deemed dividend was recorded as offsetting debit and credit entries to additional-paid-in capital for the period ended June 30, 2020. As there was no overall impact to additional paid-in capital, the amounts were not presented on the Statement of Stockholders' Equity (Deficit) for the period ended June 30, 2020.

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
Additionally, an entity that presents earnings per share shall recognize the value of the effect of an anti-dilution provision in an equity-classified freestanding financial instrument in the period the anti-dilution provision is triggered. That effect shall be treated as a deemed dividend and as a reduction of income available to common stockholders in basic earnings per share. The deemed dividend is added back to income available to common stockholders when applying the treasury stock method for diluted earnings per share.
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
Accordingly, the Company applied the two-class method to calculate basic and diluted net earnings per share of common stock for the six months ended June 30, 2020. The two-class method was not applied for the three months ended June 30, 2020 and for the three and six months ended June 30, 2019 as the Company’s participating securities do not have any obligation to absorb net losses.

For purposes of the diluted net loss per share calculation, common stock equivalents are excluded from the calculation if their effect would be anti-dilutive.

The following table illustrates the determination of earnings (loss) per share for each period presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands, except per share amounts)
Basic Earnings (Loss) Per Share:
Numerator:
Net income (loss)	$(26,344)	$(54,335)	$15,220	$(60,815)
Less: Deemed dividend	(147)	—	(147)	—
Less: Income attributable to participating securities - basic	—	—	(322)	—
Net income (loss) attributable to common stockholders - basic	$(26,491)	$(54,335)	$14,751	$(60,815)

Denominator:
Weighted average common shares outstanding - basic	112,569	80,739	111,189	79,107

Net income (loss) per share applicable to common stockholders - basic	$(0.24)	$(0.67)	$0.13	$(0.77)

Dilutive Earnings (Loss) Per Share:
Numerator:
Net income (loss)	$(26,344)	$(54,335)	$15,220	$(60,815)
Less: Deemed Dividend	(147)	—	(147)	—
Less: Income attributable to participating securities - diluted	—	—	(2,473)
Net income (loss) attributable to common stockholders - diluted	$(26,491)	$(54,335)	$12,600	$(60,815)

Denominator:
Weighted average shares outstanding	112,569	80,739	111,189	79,107

Dilutive impact from:
Stock options and employee stock purchase plan	—	—	14	—
Weighted average common shares outstanding for diluted	112,569	80,739	111,203	79,107

Net income (loss) per share applicable to common stockholders - diluted	$(0.24)	$(0.67)	$0.11	$(0.77)

The following potentially dilutive securities outstanding as of June 30, 2020 and 2019 have been excluded from the denominator of the diluted income (loss) per share of common stock outstanding calculation as their effect is anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Warrants	2,485	5,779	55	5,779
Stock options	9,990	26,307	9,989	26,307
	12,475	32,086	10,044	32,086

11. SHARE-BASED COMPENSATION
The following table sets forth the amount of share-based compensation expense recognized by the Company by line item on its consolidated statements of income (operations) for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months ended June 30,		Six Months ended June 30,
	2020	2019	2020	2019
Research and development	$91	$86	$171	$139
General and administrative	400	269	727	543
	$491	$355	$898	$682

2014 Stock Incentive Plan
The Company's 2014 Stock Incentive Plan, as amended ("2014 Plan"), was adopted by its board of directors in December 2013 and subsequently approved by its stockholders in January 2014. The 2014 Plan became effective immediately prior to the closing of the Company's IPO in February 2014 and provides for the grant of incentive and non-qualified stock options, restricted stock awards and units, stock appreciation rights and other stock-based awards, with amounts and terms of grants determined by the Company's board of directors at the time of grant, to the Company's employees, officers, directors, consultants and advisors. Currently there are only stock options outstanding under the 2014 Plan, which generally vest over a four-year period at the rate of 25% of the grant vesting on the first anniversary of the date of grant and 6.25% of the grant vesting at the end of each successive three-month period thereafter. Stock options granted under the 2014 Plan are exercisable for a period of ten years from the date of grant. There were 7.7 million stock options outstanding under the 2014 Plan as of June 30, 2020. There were 5.1 million shares of common stock available for issuance under the 2014 Plan as of June 30, 2020.
2009 Stock Incentive Plan
The Company maintains a 2009 Stock Incentive Plan, as amended and restated ("2009 Plan"), which provided for the grant of incentive and non-qualified stock options and restricted stock awards and units, with amounts and terms of grants determined by the Company's board of directors at the time of grant, to its employees, officers, directors, consultants and advisors. Upon the closing of its IPO in February 2014, the Company ceased granting awards under the 2009 Plan and all shares (i) available for issuance under the 2009 Plan at such time and (ii) subject to outstanding awards under the 2009 Plan that expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased without having been fully exercised or resulting in any common stock being issued were carried over to the 2014 Plan. Stock options granted under the 2009 Plan are exercisable for a period of ten years from the date of grant. There were 0.1 million fully vested stock options outstanding under the 2009 Plan as of June 30, 2020.
Out-of-Plan Inducement Grants
From time to time, the Company has granted equity awards to its newly hired executives in accordance with the Nasdaq Stock Market LLC ("Nasdaq") employment inducement grant exemption (Nasdaq Listing Rule 5635(c)(4)). Such grants are made outside of the 2014 Plan and act as an inducement material to the executive's acceptance of employment with the Company. There were 2.2 million stock options outstanding which were granted as employment inducement awards outside of the 2014 Plan as of June 30, 2020.
Stock Options

The following table sets forth a summary of the Company’s total stock option activity, including awards granted under the 2014 Plan and 2009 Plan and inducement grants made outside of stockholder approved plans, for the six months ended June 30, 2020:

	Number of Shares under Option (in thousands)	Weighted-average Exercise Price per Option	Weighted-average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2019	6,236	$1.52	8.8	$358
Granted	3,754	$0.87
Exercised	—	$0.00
Canceled or forfeited	—	$0.00
Outstanding at June 30, 2020	9,990	$1.27	9.0	$—
Exercisable at June 30, 2020	2,866	$1.91	8.0	$—

The Company recognized share-based compensation expense related to stock options of $0.5 million and $0.9 million for the three and six months ended June 30, 2020 and $0.4 million and $0.7 million for the three and six months ended June 30, 2019, respectively. As of June 30, 2020, there was $4.4 million of total unrecognized compensation cost related to non-vested stock options which the Company expects to recognize over a weighted-average period of 2.9 years. The weighted-average grant-date fair value of stock options granted during the six months ended June 30, 2020 was $0.55 per option. The total intrinsic value of stock options exercised during the six months ended June 30, 2020 was de minimus.
For the six months ended June 30, 2020 and 2019, the grant-date fair value of stock options was determined using the following weighted-average inputs and assumptions in the Black-Scholes option pricing model:

	June 30, 2020	June 30, 2019
Fair value of common stock	$0.55	$0.63
Exercise price	$0.87	$0.93
Expected term (in years)	6.02	5.97
Risk-free interest rate	1.4	2.4
Expected volatility	71.3	78.0
Dividend yield	—%	—%

12. EMPLOYEE BENEFIT PLANS
2014 Employee Stock Purchase Plan
The Company's 2014 Employee Stock Purchase Plan ("2014 ESPP") was adopted by its board of directors in December 2013 and subsequently approved by its stockholders in January 2014. The 2014 ESPP became effective immediately prior to the closing of the Company's IPO in February 2014 and established an initial reserve of 0.2 million shares of the Company's common stock for issuance to participating employees. The purpose of the 2014 ESPP is to enhance employee interest in the success and progress of the Company by encouraging employee ownership of common stock of the Company. The 2014 ESPP provides employees with the opportunity to purchase shares of the Company’s common stock at a 15% discount to the market price through payroll deductions or lump sum cash investments. The Company estimates the number of shares to be issued at the end of an offering period and recognizes expense over the requisite service period. Shares of the Company's common stock issued and sold pursuant to the 2014 ESPP are shown on the consolidated statements of changes in stockholders' equity (deficit). As of June 30, 2020, there were approximately 25,000 shares of the Company's common stock available for sale under the 2014 ESPP.
Defined Contribution Plans
United States - 401(k) Plan
The Company maintains a 401(k) defined contribution retirement plan which covers all of its U.S. employees. Employees are eligible to participate immediately upon their date of hire. Under the 401(k) plan, participating employees may defer up to 75% of their pre-tax salary, subject to certain statutory limitations. Employee contributions vest immediately. The plan allows for a discretionary match per participating employee up to a maximum $4,000 per year. The expenses incurred for the periods presented were de minimis.
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

13. LICENSE AGREEMENTS
Vicineum License Agreements
License Agreement with Zurich
The Company has a License Agreement with the University of Zurich ("Zurich") which grants the Company exclusive license rights, with the right to sublicense, to make, have made, use and sell under certain patents primarily directed to the Company's targeting agent, including an EpCAM chimera and related immunoconjugates and methods of use and manufacture of the same. These patents cover some key aspects of Vicineum. The Company may be obligated to pay $0.75 million in milestone payments for the first product candidate that achieves applicable clinical development milestones. Based on current status, the Company anticipates that these milestones may be triggered by Vicineum's clinical development pathway. As part of the consideration, the Company is also obligated to pay up to a 4% royalty on the net product sales for products covered by or manufactured using a method covered by a valid claim in the Zurich patent rights. Royalties owed to Zurich will be reduced if the total royalty rate owed by the Company to Zurich and any other third party is 10% or greater, provided that the royalty rate to Zurich may not be less than 2% of net sales. The obligation to pay royalties in a particular country expires upon the expiration or termination of the last of the Zurich patent rights that covers the manufacture, use or sale of a product. There is no obligation to pay royalties in a country if there is no valid claim that covers the product or a method of manufacturing the product.
License Agreement with Micromet
The Company has a License Agreement with Micromet AG ("Micromet"), now part of Amgen, Inc., which grants it nonexclusive rights, with certain sublicense rights, for know-how and patents allowing exploitation of certain single chain antibody products. These patents cover some key aspects of Vicineum. Under the terms of the License Agreement with Micromet, the Company may be obligated to pay up to €3.6 million in milestone payments for the first product candidate that achieves applicable clinical development milestones. Based on current clinical status, the Company anticipates that certain of these milestones may be triggered by Vicineum’s clinical development pathway. The Company is also required to pay up to a 3.5% royalty on the net sales for products covered by the agreement, which includes Vicineum. The royalty rate owed to Micromet in a particular country will be reduced to 1.5% if there are no valid claims covering the product in that country. The obligation to pay royalties in a particular country expires upon the later of the expiration date of the last valid claim covering the product and the tenth anniversary of the first commercial sale of the product in such country. Finally, the Company is required to pay to Micromet an annual license maintenance fee of €50,000, which can be credited towards any royalty payment the Company owes to Micromet.
License Agreement with XOMA
The Company has a License Agreement with XOMA Ireland Limited ("XOMA") which grants it non-exclusive rights to certain XOMA patent rights and know-how related to certain expression technology, including plasmids, expression strains, plasmid maps and production systems. These patents and related know-how cover some key aspects of Vicineum. Under the terms of the License Agreement with XOMA, the Company is required to pay up to $0.25 million in milestone payments for a product candidate that incorporates know-how under the license and achieves applicable clinical development milestones. Based on current clinical status, the Company anticipates that these milestones may be triggered by Vicineum’s clinical development pathway. The Company is also required to pay a 2.5% royalty on the net sales for products incorporating XOMA’s technology, which includes Vicineum. The Company has the right to reduce the amount of royalties owed to XOMA on a country-by-country basis by the amount of royalties paid to other third parties, provided that the royalty rate to XOMA may not be less than 1.75% of net sales. In addition, the foregoing royalty rates are reduced by 50% with respect to products that are not covered by a valid patent claim in the country of sale. The obligation to pay royalties in a particular country expires upon the later of the expiration date of the last valid claim covering the product and the tenth anniversary of the first commercial sale of the product in such country.
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

14. RELATED PARTY TRANSACTIONS
The Company leases its facility in Winnipeg, Manitoba from an affiliate of Leslie L. Dan, a director of the Company until his retirement in July 2019. The Company paid $0.1 million and $0.1 million of rent for the three and six months ended June 30, 2020, respectively, and $0.1 million and $0.1 million of rent for the three and six months ended June 30, 2019, respectively. All payments include related operating expenses.
The Company pays fees under an intellectual property license agreement to Protoden Technologies Inc. (“Protoden”), a company owned by Clairmark, an affiliate of Mr. Dan. Pursuant to the agreement, the Company has an exclusive, perpetual, irrevocable and non-royalty bearing license, with the right to sublicense, to certain patents and technology to make, use and sell products that utilize such patents and technology. The annual fee is $0.1 million. Upon expiration of the term on December 31, 2024, the licenses granted to the Company will require no further payments to Protoden. For each of the six months ended June

30, 2020 and 2019, the Company paid $0.1 million under this agreement. The Company did not make payments under this agreement during the three months ended June 30, 2020 and 2019.
Mr. Dan was not deemed a related party during the three and six months ended June 30, 2020; as such, only payments made during the three and six months ended June 30, 2019 are considered payments to a related party.

15. SUBSEQUENT EVENTS

On July 30, 2020, the Company and its a wholly-owned subsidiary, Viventia Bio, Inc., entered into an exclusive license agreement with Qilu Pharmaceutical Co., Ltd. (“Qilu”) ("Qilu License Agreement") pursuant to which the Company granted Qilu an exclusive, sublicensable, royalty-bearing license, under certain intellectual property owned or exclusively licensed by the Company, to develop, manufacture and commercialize Vicineum™ (the “Licensed Product”) for the treatment of NMIBC and other types of cancer (the “Field”) in China, Hong Kong, Macau and Taiwan (the “Territory”). The Company also granted Qilu a non-exclusive, sublicensable, royalty-bearing sublicense, under certain other intellectual property licensed by the Company to develop, manufacture and commercialize the Licensed Product in the Territory. The Company retains development, manufacturing and commercialization rights with respect to Vicineum in the rest of the world.

In partial consideration for the rights granted by the Company, Qilu agreed to pay to the Company (i) a one-time upfront cash payment of $12 million payable within 45 business days of the execution date, subject to delivery by the Company of certain know-how and other documentation related to the Licensed Product to Qilu, and (ii) milestone payments totaling up to $23 million upon the achievement of certain technology transfer, development and regulatory milestones.

Qilu also agreed to pay the Company a 12% royalty based upon annual net sales of Licensed Products in the Territory. The royalties are payable on a Licensed Product-by-Licensed Product and region-by-region basis commencing on the first commercial sale of a Licensed Product in a region and continuing until the latest of (i) twelve years after the first commercial sale of such Licensed Product in such region, (ii) the expiration of the last valid patent claim covering or claiming the composition of matter, method of treatment, or method of manufacture of such Licensed Product in such region, and (iii) the expiration of regulatory or data exclusivity for such Licensed Product in such region (collectively, the “Royalty Term”). The royalty rate is subject to reduction under certain circumstances, including when there is no valid claim of a licensed patent that covers a Licensed Product in a particular region or no data or regulatory exclusivity of a Licensed Product in a particular region.

Qilu is responsible for all costs related to developing, obtaining regulatory approval of and commercializing the Licensed Products in the Field in the Territory. Qilu is required to use commercially reasonable efforts to develop, seek regulatory approval for, and commercialize at least one Licensed Product in the Field in the Territory. A joint development committee will be established between the Company and Qilu to coordinate and review the development, manufacturing and commercialization plans with respect to the Licensed Products in the Territory. The Company and Qilu also agreed to negotiate in good faith the terms and conditions of a supply agreement and related quality agreement pursuant to which the Company will manufacture or have manufactured and supply Qilu with all quantities of the Licensed Product necessary for Qilu to develop and commercialize the Licensed Product in the Field in the Territory until the Company has completed manufacturing technology transfer to Qilu and approval of a Qilu manufactured product by the National Medical Products Administration in China for the Licensed Product.

The Qilu License Agreement will expire on a Licensed Product-by-Licensed Product and region-by-region basis on the date of the expiration of all applicable Royalty Terms. Upon expiration of the Qilu License Agreement, Qilu will have a fully paid-up, freely transferable, perpetual license to use the patent rights and know-how licensed from the Company to research, develop, have developed, manufacture, have manufactured, use, sell, offer for sale, import, export and otherwise commercialize the applicable Licensed Product in the Field in the Territory. Either party may terminate the Qilu License Agreement for the other party’s material breach following a cure period or upon certain insolvency events. If the Qilu License Agreement is terminated by Qilu for the Company’s material breach, the license granted to Qilu will become fully paid-up, royalty-free, and perpetual. Qilu may terminate the Qilu License Agreement at its sole discretion and without any penalty or liability for any reason or no reason upon 90 calendar days’ prior written notice to the Company. Qilu has the right to receive a refund of all amounts paid to the Company in the event the Qilu License Agreement is terminated under certain circumstances.

The Qilu License Agreement includes customary representations and warranties, covenants and indemnification obligations for a transaction of this nature.

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
Our most advanced product candidate, Vicineum, also known as VB4-845, is a locally-administered targeted fusion protein composed of an anti-epithelial cell adhesion molecule ("EpCAM") antibody fragment tethered to a truncated form of Pseudomonas exotoxin A for the treatment of high-risk non-muscle invasive bladder cancer ("NMIBC"). On December 6, 2019, we initiated our Biologics License Application ("BLA") submission for Vicineum to the United States Food and Drug Administration ("FDA") under Rolling Review. "Rolling Review" of the BLA enables individual modules to be submitted and reviewed on an ongoing basis, rather than waiting for all sections to be completed before submission. The submission consisted of Modules 1, 2, 4 and 5, with information amendments to be submitted to these modules throughout 2020. We anticipate completing Module 3 (Chemistry, Manufacturing and Controls ("CMC")) to finalize the BLA submission by the end of 2020. We may experience disruptions as a result of the COVID-19 pandemic that may impact our expected timeline to finalize the BLA submission, including manufacturing activities of our contract manufacturers due to limitations on work and travel imposed or recommended by federal or state governments, employers and others.
In August 2019, we reported updated preliminary efficacy data from our ongoing single-arm, multi-center, open-label Phase 3 clinical trial of Vicineum as a monotherapy in patients with high-risk, bacillus Calmette-Guérin ("BCG")-unresponsive NMIBC (the "VISTA Trial"). As of the May 29, 2019 data cutoff date, we reported the preliminary complete response rates ("CRRs") in evaluable carcinoma in situ ("CIS") patients following three, six, nine and 12 months of treatment in the clinical trial. The results were consistent with the results observed in the previously completed Phase 1 and Phase 2 clinical trials of Vicineum for the treatment of high-risk NMIBC. The VISTA Trial completed enrollment in April 2018 with a total of 133 patients across three cohorts based on histology and time to disease recurrence after adequate BCG treatment (under 2018 FDA guidance on treatment of NMIBC, adequate BCG is defined as at least two courses of BCG with at least five doses in an initial induction course of treatment, plus at least two doses in a second course of treatment):
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
We have conducted additional analyses for secondary endpoints based on the May 29, 2019 data cutoff date. These additional preliminary data include the following:
•Time to Cystectomy: Across all 133 patients treated with Vicineum in the VISTA Trial, greater than 75% of all patients are estimated to remain cystectomy-free at 3 years, using the Kaplan-Meier method. Additional ad hoc analysis shows that approximately 88% of responders are estimated to remain cystectomy-free at 3 years. Time to cystectomy is defined as the time from the date of first dose of study treatment to surgical bladder removal. The first 2018 FDA guidance on treatment of BCG-unresponsive NMIBC patients states that the goal of therapy in such patients is to avoid cystectomy. Therefore, time to cystectomy is a key secondary endpoint in the VISTA Trial.
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
•Progression-Free Survival ("PFS"): 90% of all 133 patients treated with Vicineum in the VISTA Trial are estimated to remain progression-free for 2 years or greater, using the Kaplan-Meier method. PFS is defined as the time from the date of first dose of study treatment to the first occurrence of disease progression (e.g. T2 or more advanced disease) or death on or prior to treatment discontinuation.
•Event-Free Survival: 29% of all 133 patients treated with Vicineum in the VISTA Trial are estimated to remain event-free at 12 months, using the Kaplan-Meier method. Event-free survival is defined as the time from the date of first dose of study treatment to the first occurrence of disease recurrence, progression or death on or prior to treatment discontinuation.
◦Overall Survival ("OS"): 96% of all 133 patients treated with Vicineum in the VISTA Trial are estimated to have an overall survival of 2 years or greater, using the Kaplan-Meier method. OS is defined as the time from the date of first dose of study treatment to death from any cause.

Preliminary Safety Results
As of the May 29, 2019 data cutoff date, in patients across all cohorts (n=133) of our Phase 3 VISTA Trial of Vicineum for the treatment of high-risk NMIBC, 88% experienced at least one adverse event, with 95% of adverse events being Grade 1 or 2. The most commonly reported treatment-related adverse events were dysuria (14%), hematuria (13%) and urinary tract infection (12%) - all of which are consistent with the profile of bladder cancer patients and the use of catheterization for treatment delivery. These adverse events were determined by the clinical investigators to be manageable and reversible, and only four patients (3%) discontinued treatment due to an adverse event. Serious adverse events, regardless of treatment attribution, were reported in 14% of patients. There were four treatment-related serious adverse events reported in three patients including acute kidney injury (Grade 3), pyrexia (Grade 2), cholestatic hepatitis (Grade 4) and renal failure (Grade 5). There were no age-related increases in adverse events observed in the VISTA Trial.
Other Vicineum Activity
In August 2018, we received Fast Track designation from the FDA for Vicineum for the treatment of high-risk NMIBC.
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
In June 2019, we met with the FDA for a Type B Pre-BLA meeting regarding the approval pathway for Vicineum for the treatment of patients with high-risk, BCG-unresponsive NMIBC. At the meeting, we reached alignment with the FDA on an accelerated approval pathway for Vicineum along with Rolling Review. The FDA also indicated that the clinical data, nonclinical data, clinical pharmacology data, and the safety database were sufficient to support a BLA submission, and that no additional clinical trials were necessary for a BLA submission. Per the official FDA minutes received post-meeting, the FDA stated that the pre-licensing inspection may be completed at the time of process performance qualification manufacturing, which we believe will benefit the overall review timeline for the BLA. In addition, the FDA communicated that they expect that a meeting with the FDA’s Oncologic Drugs Advisory Committee ("ODAC") will be required as part of the accelerated approval pathway. If Vicineum receives marketing approval for treatment of NMIBC, a post-marketing confirmatory trial will also be required.
In November 2019, we met with the FDA for a Type C meeting to discuss the details of a post-marketing confirmatory trial for Vicineum for the treatment of high-risk NMIBC. At that meeting, we reached agreement with the FDA that the post-marketing confirmatory trial for Vicineum will enroll BCG-refractory patients who have received less-than-adequate BCG, which is especially important in light of the ongoing BCG shortage. This represents a broader patient population than the BCG-intolerant population originally proposed. We anticipate that, if Vicineum is approved by the FDA, the initial indication will be for BCG-unresponsive patients who have received adequate BCG. If the post-marketing confirmatory trial is successful, it could result in an expanded label to include this additional population of patients who have received less-than-adequate BCG.
On December 4, 2019, we met with the FDA for a Type B pre-BLA meeting for CMC. At that meeting, we reached agreement with the FDA on the final content for Module 3 (CMC) of the BLA.
On December 6, 2019, we initiated our BLA submission for Vicineum to the FDA under Rolling Review. The submission consisted of Modules 1, 2, 4 and 5, with information amendments to be submitted to these modules throughout 2020. We anticipate completing Module 3 (CMC) to finalize the BLA submission in the second half of 2020.
On May 7, 2020, we received clinical Scientific Advice from the Committee for Medicinal Products for Human Use ("CHMP") of the European Medicines Agency ("EMA") stating that the Committee agreed that our nonclinical, clinical pharmacology and safety database are all sufficient to support a marketing authorization application ("MAA"). Furthermore, additional clinical trials were not requested by the CHMP in support of the MAA submission for Vicineum for the treatment of high-risk NMIBC. Based on the guidance received, we expect to submit the MAA for Vicineum for the treatment of high-risk NMIBC to the EMA in early 2021, with potential approval anticipated in early 2022. We expect to receive Scientific Advice from the CHMP on the CMC program for Vicineum at a later date.

On May 29, 2020, we received CMC Scientific Advice from the CHMP of the EMA, stating that the committee agreed that our comparability plan provides a strong analytical package, and no additional clinical trials to establish comparability are deemed necessary at this time. Furthermore, the CHMP agreed to accept the Good Manufacturing Practice ("GMP") inspections conducted by the FDA and will therefore not conduct an independent inspection of the manufacturing facilities.

On June 17, 2020, we were informed that the FDA has conditionally accepted the proprietary brand name VICINEUM™ for our product candidate, oportuzumab monatox. The name VICINEUM was developed in compliance with the FDA’s final Guidance for Industry, Contents of a Complete Submission for the Evaluation of Proprietary Names and the FDA’s draft Guidance for Industry, Best Practices in Developing Proprietary Name for Drugs. We believe VICINEUM is a proprietary name with strong marketing potential that is also consistent with FDA’s goal of preventing medication errors and potential harm to the public by ensuring that only appropriate proprietary names are approved for use. Final approval of the VICINEUM brand name is conditional on FDA approval of our product candidate, oportuzumab monatox. Based upon FDA feedback, we withdrew our previously submitted proposed brand name, VICINIUM®, from consideration due to potential for confusion with ammonium derivatives products with the “-ium” suffix as established by the United States Adopted Names Council.

Manufacturing
In October 2018, we entered into a Master Bioprocessing Services Agreement with Fujifilm (the "Fujifilm MSA") for the manufacturing process and technology transfer of Vicineum drug substance production. In April 2019, the first full, commercial-scale current GMP ("cGMP") run was completed at Fujifilm and all quality acceptance criteria were met. This supports Fujifilm’s ability to produce the bulk drug substance form of Vicineum for commercial purposes if we receive regulatory approval to market Vicineum for the treatment of high-risk NMIBC. In February 2020, manufacturing of the pre-process performance qualification ("pre-PPQ") cGMP batch was completed at Fujifilm. Full quality release testing of the drug substance has been completed and all quality acceptance criteria were met. In addition, the bulk drug substance from the Fujifilm pre-PPQ batch has been used to manufacture the first drug product PPQ batch by Baxter Oncology GmbH. Full quality release testing of the first drug product PPQ batch has been completed and is currently undergoing standard quality assurance review. On August 4, 2020, we completed validation studies for the drug substance PPQ batches. We also received the interim certificate of analysis to ship drug substance to Baxter to complete the next drug product PPQ run. Based on this progress, we expect to complete the manufacturing of the full drug product PPQ campaign for Vicineum in late-September 2020.

Joint Development
In June 2017, we entered into a Cooperative Research and Development Agreement ("CRADA") with the National Cancer Institute ("NCI") for the development of Vicineum in combination with AstraZeneca’s immune checkpoint inhibitor durvalumab for the treatment of NMIBC. Under the terms of the CRADA, the NCI will conduct a Phase 1 clinical trial in patients with high-risk NMIBC to evaluate the safety, efficacy and biological correlates of Vicineum in combination with durvalumab. This Phase 1 clinical trial is open and is actively recruiting patients.
Vicineum has also been evaluated for the treatment of squamous cell carcinoma of the head and neck ("SCCHN"). Vicineum for the treatment of SCCHN had previously been designated as ProxiniumTM to indicate its different fill volume and vial size as well as its different route for local administration via intratumoral injection. In addition to our locally-administered TFPTs, our pipeline also includes systemically-administered TFPTs that are built around our proprietary de-immunized variant of the plant-derived cytotoxin bouganin ("deBouganin"). One of these product candidates, VB6-845d, is a TFPT consisting of an EpCAM-targeting fragment antigen binding domain ("Fab") genetically linked to deBouganin, a novel plant derived cytotoxic payload that we have optimized for minimal immunogenic potential and is administered by intravenous infusion. We have deferred further development of Vicineum for the treatment of SCCHN and of VB6-845d in order to focus our efforts and our resources on our ongoing development of Vicineum for the treatment of high-risk NMIBC. We are also exploring collaborations for Vicineum for the treatment of SCCHN and for VB6-845d.
We maintain global development, marketing and commercialization rights for all of our TFPT-based product candidates. We intend to explore various commercialization strategies to market our approved products. If we obtain regulatory approval for Vicineum for the treatment of high-risk NMIBC, we intend to build a North American specialty urology sales force to market the product in the United States and Canada. Outside the United States and Canada, we will seek commercialization partners with urology expertise. We also own or exclusively license worldwide intellectual property rights for all of our TFPT-based product candidates, covering our key patents with protection into 2036.
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
Through June 30, 2020, we have received a total of $30.0 million in payments pursuant to the License Agreement with Roche, including a $7.5 million upfront payment in August 2016 and a $22.5 million milestone payment in September 2016 as a result of the investigational new drug ("IND") application for EBI-031 becoming effective. We are also entitled to receive up to an additional $240.0 million upon the achievement of other specified regulatory, development and commercial milestones, as well as royalty payments in accordance with a tiered royalty rate scale, with rates ranging from 7.5% to 15% of net sales of potential future products containing EBI-031 and up to 50% of these rates for net sales of potential future products containing other IL-6 compounds, with each of the royalties subject to reduction under certain circumstances and to the buy-out options of Roche.
Liquidity and Going Concern
As of June 30, 2020, we had cash and cash equivalents of $37.7 million, net working capital (current assets less current liabilities) of $35.0 million and an accumulated deficit of $278.3 million. We incurred negative cash flows from operating activities of $37.5 million for the year ended December 31, 2019 and $18.3 million for the six months ended June 30, 2020. Since our inception, we have received no revenue from sales of our products, and we anticipate that operating losses will continue for the foreseeable future as we continue our ongoing Phase 3 VISTA Trial of Vicineum for the treatment of high-risk NMIBC and seek marketing approval from the FDA. We have financed our operations to date primarily through private placements of our common stock, preferred stock, common stock warrants and convertible bridge notes, venture debt borrowings, our initial public offering ("IPO"), follow-on public offerings, sales effected in "at-the-market" ("ATM") offerings, our License Agreement with Roche and, to a lesser extent, from a collaboration.
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
Our future success is dependent on our ability to develop our product candidates, including Vicineum for the treatment of high-risk NMIBC, and ultimately upon our ability to attain profitable operations. In order to commercialize our product candidates, including Vicineum for the treatment of high-risk NMIBC, we need to complete clinical development and comply with comprehensive regulatory requirements. We are subject to a number of risks similar to other late-stage clinical companies, including, but not limited to, successful discovery and development of our product candidates, raising additional capital, development and commercialization by our competitors of new technological innovations, protection of proprietary technology and market acceptance of our products. The successful discovery and development of product candidates, including Vicineum for the treatment of high-risk NMIBC, requires substantial working capital, and we expect to seek additional funds through equity or debt financings or through additional collaboration, licensing transactions or other sources. We may be unable to obtain equity or debt financings or enter into additional collaboration or licensing transactions at favorable terms, or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of existing stockholders. Debt financing, if available, may involve agreements that include liens or other restrictive covenants limiting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through government or other third-party funding, strategic collaborations and alliances or licensing arrangements, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable. If we are unable to raise additional funds when needed, we may be required to implement cost reduction strategies and delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market.
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

We do not believe that our cash and cash equivalents of $37.7 million as of June 30, 2020 is sufficient to fund our current operating plan for at least twelve months after the issuance of our condensed consolidated financial statements. Based on our current operating plan, and including the net proceeds of the $12 million upfront payment from our exclusive license agreement with Qilu Pharmaceutical Co. Ltd. ("Qilu") (the "Qilu License Agreement"), which we expect to receive by the end of 2020, we anticipate having sufficient cash and cash equivalents to fund our operations into the second quarter of 2021; however, we have based this estimate on assumptions that may prove to be wrong, and our capital resources may be utilized faster than we currently expect. Given our history of significant losses, negative cash flows from operations, limited cash resources currently on hand, the ongoing COVID-19 pandemic and dependence on our ability - about which there can be no certainty - to obtain additional financing to fund our operations after the current cash resources are exhausted, substantial doubt exists about our ability to continue as a going concern. The condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q were prepared under the assumption that we will continue as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.
Components of Our Results of Operations
Research and Development
Research and development expenses consist primarily of costs incurred for the development of Vicineum for the treatment of high-risk NMIBC, which include:
•employee-related expenses, including salaries, benefits, travel and share-based compensation expense;
•expenses incurred under agreements with contract research organizations ("CROs") and investigative sites that conduct our clinical trials;
•expenses associated with developing manufacturing capabilities;
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
The successful development and commercialization of Vicineum for the treatment of high-risk NMIBC is highly uncertain. This is due to the numerous risks and uncertainties associated with product development and commercialization, including the uncertainty of:
•the scope, progress, outcome and costs of our clinical trials and other research and development activities;
•the efficacy and potential advantages of Vicineum for the treatment of high-risk NMIBC compared to alternative treatments, including any standard of care;
•the market acceptance of Vicineum for the treatment of high-risk NMIBC;
•the cost and timing of the implementation of commercial-scale manufacturing of Vicineum;
•obtaining, maintaining, defending and enforcing patent claims and other intellectual property rights;
•significant and changing government regulation;
•the impact of the COVID-19 pandemic; and
•the timing, receipt and terms of any marketing approvals.
A change in the outcome of any of these variables with respect to the development of Vicineum for the treatment of high-risk NMIBC could mean a significant change in the costs and timing associated with the development of Vicineum for the treatment of high-risk NMIBC. For example, if the FDA or another regulatory authority were to require us to conduct clinical trials or other testing beyond those that we currently contemplate will be required for the completion of clinical development of Vicineum for the treatment of high-risk NMIBC, we could be required to expend significant additional financial resources and time on the completion of clinical development of Vicineum for the treatment of high-risk NMIBC.
We allocate direct research and development expenses, consisting principally of external costs, such as fees paid to investigators, consultants, central laboratories and CROs in connection with our clinical trials, and costs related to manufacturing or purchasing clinical trial materials and technology transfer, to specific product programs. We do not allocate employee and contractor-related costs, costs associated with our platform and facility expenses, including depreciation or other indirect costs, to specific product programs because these costs may be deployed across multiple product programs under research and development and, as such, are separately classified. The table below provides research and development expenses incurred for Vicineum for the treatment of high-risk NMIBC and other expenses by category. We have deferred further development of Vicineum for the treatment of SCCHN and VB6-845d in order to focus our efforts and our resources on our ongoing development of Vicineum for the treatment of high-risk NMIBC. We expect our research and development expenses for Vicineum for the treatment of high-risk NMIBC will continue to increase during subsequent periods.
We did not allocate research and development expenses to any other specific product program during the periods presented (in thousands):

	Three Months ended June 30,		Six Months ended June 30,
	2020	2019	2020	2019
Programs:
Vicineum for the treatment of high-risk NMIBC	$3,135	$6,010	$10,499	$8,372
Total direct program expenses	3,135	6,010	10,499	8,372
Personnel and other expenses:
Employee and contractor-related expenses	1,207	1,347	2,374	3,057
Platform-related lab expenses	35	132	80	413
Facility expenses	103	115	213	226
Other expenses	82	340	263	562
Total personnel and other expenses	1,427	1,934	2,930	4,258
Total Research and Development	$4,562	$7,944	$13,429	$12,630
General and Administrative
General and administrative expenses consist primarily of salaries and related costs for personnel, including share-based compensation, in executive, operational, finance, business development and human resource functions. Other general and administrative expenses include facility-related costs, professional fees for legal, insurance, patent, consulting and accounting services, commercial market research and United States pre-launch market readiness.
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
Other Income, Net
Other income, net consists primarily of interest income earned on cash and cash equivalents.

Our Results of Operations
Comparison of the Three Months ended June 30, 2020 and 2019

	Three Months ended June 30,		Increase/(Decrease)
	2020	2019	Dollars	Percentage
	(in thousands, except percentages)
Operating expenses:
Research and development	$4,562	$7,944	$(3,382)	(43)%
General and administrative	3,318	2,617	701	27%
Change in fair value of contingent consideration	18,480	44,000	(25,520)	(58)%
Total operating expenses	26,360	54,561	(28,201)	(52)%
Income (Loss) from Operations	(26,360)	(54,561)	28,201	(52)%
Other income (expense):
Other income, net	16	226	(210)	(93)%
Net Income (Loss) and Comprehensive Income (Loss)	$(26,344)	$(54,335)	$27,991	(52)%
Research and Development
Research and development expenses were $4.6 million for the three months ended June 30, 2020 compared to $7.9 million for the three months ended June 30, 2019. The decrease of $3.4 million was due primarily to decreased costs associated with technology transfer and manufacturing scale-up for commercial supply and timing of procurement of manufacturing consumables, in addition to lower employee compensation and lower clinical trial expenses as a result of our Phase 3 VISTA Trial winding down.
General and Administrative
General and administrative expenses were $3.3 million for the three months ended June 30, 2020 compared to $2.6 million for the three months ended June 30, 2019. The increase of $0.7 million was due primarily to increases in employee compensation, and legal and insurance costs, which were partially offset by reduced audit and professional fees.
Change in Fair Value of Contingent Consideration
The non-cash change in fair value of contingent consideration was an $18.5 million loss for the three months ended June 30, 2020 compared to a $44.0 million loss for the three months ended June 30, 2019. The increase in the fair value of contingent consideration of $18.5 million for the three months ended June 30, 2020 was attributable in part to changes in the competitive landscape for Vicineum. In addition, the estimated fair value of contingent consideration is also determined by applying appropriate discount rates to future cash outflows related to the contingent payment obligations, and these discount rates continue to remain high as a result of the extreme volatility of financial markets as global economies shut down in order to contain the spread of COVID-19. The milestone payments constitute debt-like obligations, and the high-yield debt index rate applied to the milestones in order to determine the estimated fair value increased from 11.8% as of December 31, 2019, to 17.9% of March 31, 2020 and then decreased to 14.5% as of June 30, 2020. The discount rate applied to the 2% royalty due on forecasted Vicineum revenues is derived from our estimated weighted-average cost of capital ("WACC"), and this WACC-derived discount rate increased from 5.6% as of December 31, 2019, to 14.7% as of March 31, 2020 and then decreased to 13.2% as of June 30, 2020. Therefore, the quarterly decrease in the applicable discount rates, as well as the change to the competitive landscape for Vicineum in the second quarter fo 2020, resulted in the $18.5 million increase in the estimated fair value of contingent consideration for the three months ended June 30, 2020.
The change in the fair value of contingent consideration was a $44.0 million loss for the three months ended June 30, 2019. During the quarter ended June 30, 2019, the Company reassessed the total addressable global market for NMIBC and determined that both the global market size and estimated potential Vicineum commercial net sales within the global NMIBC market were likely higher than the Company’s previous estimates. Specific drivers of the increased revenue estimates include the expectation that Vicineum could achieve peak market penetration earlier than previously estimated, and the expectation that Vicineum sales outside the United States could be two to three times the expected sales volumes in the United States. As contingent consideration incorporates a royalty rate of 2% on all commercial net sales reported through December 2033, an increase in expected future net sales correlates to an increase in the fair value of the Company’s potential contingent consideration. Accordingly, the Company’s contingent consideration at June 30, 2019 was adjusted to reflect the Company’s updated view of the NMIBC market and Vicineum’s potential sales volumes in that market. The loss in the three months ended

June 30, 2019 was therefore due to changes in assumptions related to increases in projected sales volumes in both the US and OUS markets compared to prior estimates.
Changes in forecast assumptions, including the probability of regulatory approvals and Vicineum pricing and sales volumes, as well as changes in the discount rates utilized based on prevailing market conditions, could result in materially different fair value estimates.
Other Income, Net
Other income, net was de minimus for the three months ended June 30, 2020 compared to $0.2 million for the three months ended June 30, 2019. The change of $0.2 million was due to lower interest income on lower cash balances used to fund current operations.
Comparison of the Six Months ended June 30, 2020 and 2019

	Six Months ended June 30,		Increase/(Decrease)
	2020	2019	Dollars	Percentage
	(in thousands, except percentages)
Operating expenses:
Research and development	$13,429	$12,630	$799	6%
General and administrative	6,766	5,672	1,094	19%
Change in fair value of contingent consideration	(35,220)	43,000	(78,220)	(182)%
Total operating expenses	(15,025)	61,302	(76,327)	(125)%
Income (Loss) from Operations	15,025	(61,302)	76,327	(125)%
Other income (expense):
Other income, net	195	487	(292)	(60)%
Net Income (Loss) and Comprehensive Income (Loss)	$15,220	$(60,815)	$76,035	(125)%

Research and Development
Research and development expenses were $13.4 million for the six months ended June 30, 2020 compared to $12.6 million for the six months ended June 30, 2019. The increase of $0.8 million was due primarily to increased costs associated with technology transfer and manufacturing scale-up for commercial supply, timing of procurement of manufacturing consumables and professional fees in support of regulatory activities, partially offset by lower employee compensation and lower clinical trial expenses as a result of our Phase 3 VISTA Trial winding down.
General and Administrative
General and administrative expenses were $6.8 million for the six months ended June 30, 2020 compared to $5.7 million for the six months ended June 30, 2019. The increase of $1.1 million was due primarily to increases in employee compensation, and legal and insurance costs, which were partially offset by reduced professional fees and market research.
Change in Fair Value of Contingent Consideration
The non-cash change in fair value of contingent consideration was income of $35.2 million for the six months ended June 30, 2020 compared to a $43.0 million loss for the six months ended June 30, 2019. The decrease in the fair value of contingent consideration of $35.2 million for the six months ended June 30, 2020 was attributable to changes to the current competitive landscape offset by significantly higher discount rates as a result of financial market conditions as of June 30, 2020. The estimated fair value of contingent consideration are determined by applying appropriate discount rates to future cash outflows related to the contingent payment obligations, and these discount rates have increased significantly as a result of the extreme volatility of financial markets as global economies shut down in order to contain the spread of COVID-19. The milestone payments constitute debt-like obligations, and the high-yield debt index rate applied to the milestones in order to determine the estimated fair value increased from 11.8% as of December 31, 2019 to 14.5% as of June 30, 2020. The discount rate applied to the 2% royalty due on forecasted Vicineum revenues is derived from our estimated WACC, and this WACC-derived discount rate increased from 5.6% as of December 31, 2019 to 13.2% as of June 30, 2020. These increases in the applicable discount rates contributed significantly to the $35.2 million decrease in the estimated fair value of contingent consideration for the six months ended June 30, 2020.

The change in fair value of contingent consideration was a $43.0 million loss for the six months ended June 30, 2019. During the quarter ended June 30, 2019, the Company reassessed the total addressable global market for NMIBC and determined that both the global market size and estimated potential Vicineum commercial net sales within the global NMIBC market were likely higher than the Company’s previous estimates. Specific drivers of the increased revenue estimates include the expectation that Vicineum could achieve peak market penetration earlier than previously estimated, and the expectation that Vicineum sales outside the United States could be two to three times the expected sales volumes in the United States. As contingent consideration incorporates a royalty rate of 2% on all commercial net sales reported through December 2033, an increase in expected future net sales correlates to an increase in the fair value of the Company’s potential contingent consideration. Accordingly, the Company’s contingent consideration at June 30, 2019 was adjusted to reflect the Company’s updated view of the NMIBC market and Vicineum’s potential sales volumes in that market. The loss in the six months ended June 30, 2019 was therefore due to changes in assumptions related to increases in projected sales volumes in both the US and OUS markets compared to prior estimates.
Changes in forecast assumptions, including the probability of regulatory approvals and Vicineum pricing and sales volumes, as well as changes in the discount rates utilized based on prevailing market conditions, could result in materially different fair value estimates.
Other Income, Net
Other income, net was $0.2 million for the six months ended June 30, 2020 compared to $0.5 million for the six months ended June 30, 2019. The decrease of $0.3 million was due primarily to lower interest income on lower cash balances used to fund current operations.
Liquidity and Capital Resources
Overview
As of June 30, 2020, we had cash and cash equivalents of $37.7 million, net working capital of $35.0 million and an accumulated deficit of $278.3 million. We incurred negative cash flows from operating activities of $37.5 million for the year ended December 31, 2019 and $18.3 million for the six months ended June 30, 2020. Since our inception, we have received no revenue from sales of our products, and we anticipate that operating losses will continue for the foreseeable future as we continue our ongoing Phase 3 VISTA Trial of Vicineum for the treatment of high-risk NMIBC and seek marketing approval from the FDA. We have financed our operations to date primarily through private placements of our common stock, preferred stock, common stock warrants and convertible bridge notes, venture debt borrowings, our IPO, follow-on public offerings, sales effected in ATM offerings, our License Agreement with Roche and, to a lesser extent, from a collaboration.
In November 2019, we entered into an Open Market Sale Agreement SM (the "Sales Agreement") with Jefferies LLC ("Jefferies"), under which we may issue and sell shares of our common stock from time to time for an aggregate sales price of up to $35.0 million through Jefferies (the "ATM Offering"). Sales of common stock under the Sales Agreement are made by any method that is deemed to be an ATM offering as defined in Rule 415(a)(4) of the Securities Act of 1933, as amended, including but not limited to sales made directly on or through the Nasdaq Global Market or any other existing trading market for our common stock. We have no obligation to sell any of our common stock and may at any time suspend offers under the Sales Agreement or terminate the Sales Agreement. Subject to the terms and conditions of the Sales Agreement, Jefferies will use its commercially reasonable efforts to sell common stock from time to time, as the sales agent, based upon our instructions, which include a prohibition on sales below a minimum price set by us from time to time. We have provided Jefferies with customary indemnification rights, and Jefferies is entitled to a commission at a fixed rate equal to 3.0% of the gross proceeds for each sale of common stock. We incurred $0.2 million in legal, accounting and printing costs related to the commencement of the ATM Offering. For the six months ended June 30, 2020, we raised $8 million of net proceeds from the sale of 9.8 million shares of common stock at a weighted-average price of $0.75 per share under the ATM Offering, including $4.8 million of net proceeds from the sale of 6.6 million shares of common stock at a weighted-average price of $0.69 per share during the three months ended June 30, 2020. Share issue costs, including sales agent commissions, related to the ATM Offering totaled $0.1 million and $0.2 million during the three and six months ended June 30, 2020, respectively.
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

We do not believe that our cash and cash equivalents of $37.7 million as of June 30, 2020 is sufficient to fund our current operating plan for at least twelve months after the issuance of our condensed consolidated financial statements. Based on our current operating plan, and including the net proceeds of the $12 million upfront payment from the Qilu License Agreement which we expect to receive by the end of 2020, we anticipate having sufficient cash and cash equivalents to fund our operations into the second quarter of 2021; however, we have based this estimate on assumptions that may prove to be wrong, and our capital resources may be utilized faster than we currently expect. Given our history of significant losses, negative cash flows from operations, limited cash resources currently on hand, the impact of the ongoing COVID-19 pandemic on the capital markets and dependence on our ability - about which there can be no certainty - to obtain additional financing to fund our operations after the current cash resources are exhausted, substantial doubt exists about our ability to continue as a going concern. The condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q were prepared under the assumption that we will continue as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.
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

Funding Requirements
Our future success is dependent on our ability to develop our product candidates, including Vicineum for the treatment of high-risk NMIBC, and ultimately upon our ability to attain profitable operations. In order to commercialize our product candidates, including Vicineum for the treatment of high-risk NMIBC, we need to complete clinical development and comply with comprehensive regulatory requirements. We are subject to a number of risks similar to other late-stage clinical companies, including, but not limited to, successful discovery and development of our product candidates, raising additional capital, development and commercialization by our competitors of new technological innovations, protection of proprietary technology and market acceptance of our products. The successful discovery and development of product candidates, including Vicineum for the treatment of high-risk NMIBC, requires substantial working capital, and we expect to seek additional funds through equity or debt financings or through additional collaboration, licensing transactions or other sources. We may be unable to obtain equity or debt financings or enter into additional collaboration or licensing transactions at favorable terms, or at all, and, if necessary, we may be required to implement cost reduction strategies.
We will incur substantial expenses if and as we:
•continue our Phase 3 VISTA Trial for Vicineum for the treatment of high-risk NMIBC;
•seek marketing approvals for Vicineum for the treatment of high-risk NMIBC;

•establish sales, marketing and distribution capabilities and scale up and validate external manufacturing capabilities (including completing the manufacturing process and technology transfer to any third-party manufacturers) to commercialize Vicineum for the treatment of high-risk NMIBC, if approved;
•maintain, expand and protect our intellectual property portfolio;
•add equipment and physical infrastructure to support our research and development;
•hire additional clinical, regulatory, quality control, scientific and management personnel;
•expand our operational, financial and management systems and personnel;
•conduct research and pre-clinical and clinical development of Vicineum for the treatment of high-risk NMIBC and our other product candidates;
•seek to discover and develop additional product candidates; and
•in-license or acquire the rights to other products, product candidates or technologies.
Our future capital requirements will depend on many factors, including:
•the scope, initiation, progress, timing, costs and results of pre-clinical development and laboratory testing and clinical trials for Vicineum for the treatment of high-risk NMIBC and our other product candidates;
•the cost and timing of any new clinical trials or studies of Vicineum for the treatment of high-risk NMIBC;
•the ongoing COVID-19 pandemic and its impact on our business;
•our ability to establish collaborations or licensing arrangements on favorable terms, if at all, particularly manufacturing, marketing and distribution arrangements for our product candidates;
•the costs and timing of the implementation of commercial-scale manufacturing activities, including those associated with the manufacturing process and technology transfer to third-party manufacturers to facilitate such commercial-scale manufacturing of Vicineum;
•the costs and timing of establishing sales, marketing and distribution capabilities for Vicineum for the treatment of high-risk NMIBC, if approved;
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
•the outcome, timing and cost of regulatory review by the FDA and comparable foreign regulatory authorities for Vicineum for the treatment of high-risk NMIBC, including the potential for the FDA or comparable foreign regulatory authorities, including Health Canada, to require that we perform more studies than those that we currently expect to perform;
•our ability to achieve certain future regulatory, development and commercialization milestones under the License Agreement with Roche;
•the effect of competing technological and market developments; and
•the revenue, if any, received from commercial sales of Vicineum for the treatment of high-risk NMIBC, if approved.
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
Cash Flows
The following table sets forth a summary of our cash flows for the six months ended June 30, 2020 and 2019 (in thousands):

	Six Months ended June 30,
	2020	2019
Net Cash Used in Operating Activities	$(18,326)	$(16,743)
Net Cash Used in Investing Activities	(8)	(43)
Net Cash Provided by Financing Activities	7,954	31,295
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	$(10,380)	$14,509

Net Cash Used in Operating Activities
Net cash used in operating activities was $18.3 million for the six months ended June 30, 2020 and consisted primarily of a net income of $15.2 million, adjusted for non-cash items, including share-based compensation of $0.9 million, a decrease in the fair value of contingent consideration of $35.2 million and a net increase in operating assets and liabilities of $0.7 million.
Net cash used in operating activities was $16.7 million for the six months ended June 30, 2019 and consisted primarily of a net loss of $60.8 million, adjusted for non-cash items, including share-based compensation of $0.7 million, a decrease in the fair value of contingent consideration of $43.0 million and a net increase in operating assets and liabilities of $0.3 million.
Net Cash Used in Investing Activities
Net cash used in investing activities was de minimis during each of the six months ended June 30, 2020 and 2019.
Net Cash Provided by Financing Activities
Net cash provided by financing activities was $8.0 million for the six months ended June 30, 2020 and consisted of net proceeds from the sale of common stock under the ATM Offering and sales of common stock under our 2014 ESPP.
Net cash provided by financing activities for the six months ended June 30, 2019 consisted primarily of (i) approximately $28 million in net proceeds from the June 2019 Financing, and (ii) $3.4 million in net proceeds from the exercise of warrants to purchase our common stock.

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
Indefinite-Lived Intangible Assets
Our intangible assets consist of indefinite-lived, acquired in-process research and development ("IPR&D") worldwide product rights to Vicineum as a result of the acquisition of Viventia in 2016. IPR&D assets acquired in a business combination are considered indefinite-lived until the completion or abandonment of the associated research and development efforts. Amortization over the estimated useful life will commence at the time of Vicineum's launch in the respective markets, if approved. If regulatory approval to market Vicineum for the treatment of high-risk NMIBC is not obtained, we will immediately expense the related capitalized cost.
Indefinite-lived intangible assets are quantitatively tested for impairment at least annually during the fourth quarter of the fiscal year, or more often if indicators of impairment are present. Impairment testing of indefinite-lived intangible assets requires management to estimate the future discounted cash flows of an asset using assumptions believed to be reasonable, but which are unpredictable and inherently uncertain. Actual future cash flows may differ from the estimates used in impairment testing. We recognize an impairment loss when and to the extent that the estimated fair value of an intangible asset is less than its carrying value. In addition, on a quarterly basis, we perform a qualitative review of our business operations to determine whether events or changes in circumstances have occurred which could indicate that the carrying value of our intangible assets was not recoverable. If an impairment indicator is identified, an interim impairment assessment is performed. Based on the annual testing and quarterly reviews performed, we concluded that the carrying value of our intangible assets was not impaired as of June 30, 2020 and December 31, 2019.
Goodwill
Goodwill on our consolidated balance sheet is the result of our acquisition of Viventia in September 2016 and represents the difference between the purchase price and the fair value of the identifiable tangible and intangible net assets acquired under the acquisition method of accounting. Goodwill is not amortized; rather than recording periodic amortization, goodwill is quantitatively tested for impairment at least annually during the fourth quarter of the fiscal year, or more often if indicators of impairment are present. Impairment testing of goodwill requires management to estimate the future discounted cash flows of a reporting unit using assumptions believed to be reasonable, but which are unpredictable and inherently uncertain. Actual future cash flows may differ from the estimates used in impairment testing. If the fair value of the equity of a reporting unit exceeds the reporting unit’s carrying value, including goodwill, then goodwill is considered not to be impaired. We recognize a goodwill impairment when and to the extent that the fair value of the equity of a reporting unit is less than the reporting unit's carrying value, including goodwill. We have only one reporting unit. In addition, on a quarterly basis, we perform a qualitative review of our business operations to determine whether events or changes in circumstances have occurred which could have a material adverse effect on the estimated fair value of each reporting unit and thus indicate a potential impairment of the goodwill carrying value. If an impairment indicator is identified, an interim impairment assessment is performed. Based on the annual testing and quarterly reviews performed, we concluded that there was no goodwill impairment as of June 30, 2020 and December 31, 2019.
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
Unrecognized income tax benefits represent income tax positions taken on income tax returns that have not been recognized in the financial statements. We recognize the benefit of an income tax position only if it is more likely than not (greater than 50%) that the tax position will be sustained upon tax examination, based solely on the technical merits of the tax position. Otherwise, no benefit is recognized. The tax benefits recognized are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. We recognize accrued interest and penalties related to uncertain tax positions as income tax expense in our consolidated statements of operations. As of June 30, 2020 and December 31, 2019, we did not have any uncertain tax positions.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as the end of the period covered by this Quarterly Report on Form 10-Q. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2020.
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
Changes in Internal Control Over Financial Reporting
During the six months ended June 30, 2020, there were no changes in our internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), which materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1.   Legal Proceedings.
We are not currently subject to any material legal proceedings.

Item 1A. Risk Factors.
During the six months ended June 30, 2020, other than as set forth below, there were no material changes to the "Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2019. You should carefully consider the information described therein and in this Quarterly Report on Form 10-Q, which could materially affect our business condition, results of operations and cash flows.
The COVID-19 coronavirus could adversely impact our business.
In December 2019, a novel strain of coronavirus, COVID-19, was reported to have surfaced in Wuhan, China. Since then, the COVID-19 coronavirus has spread to multiple countries, including the United States, and has caused significant disruptions around the world. We may experience disruptions as a result of the COVID-19 pandemic that could severely impact our business, including:
•difficulties in raising additional capital needed to commercialize Vicineum for the treatment of high-risk NMIBC due to the slowing of our economy and near term and/or long term negative effects of the pandemic on the financial, banking and capital markets;
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
We will depend on Qilu for the development and commercialization of Vicineum in the greater China region.

On July 30, 2020 we entered into the Qilu License Agreement with Qilu. Under the terms of the Qilu License Agreement, Qilu has an exclusive license to manufacture, develop and commercialize Vicineum in the greater China region, including mainland

China, Hong Kong, Macau and Taiwan. The timing and amount of any milestone and royalty payments we may receive under the Qilu License Agreement will depend in part on Qilu’s efforts. We will also depend on Qilu to comply with all applicable laws relative to the manufacturing, development and commercialization of Vicineum in the greater China region. We do not control the individual efforts of Qilu, and any failure by Qilu to devote sufficient time and effort to the manufacture, development and commercialization of Vicineum could have a material adverse impact on our financial results and operations, such as by a failure of Qilu to meet its obligations to us, including for future milestone and royalty payments. In addition, if Qilu were to violate, or was alleged to have violated, any laws or regulations during the performance of its obligations for us, it is possible that we could suffer financial and reputational harm or other negative outcomes, including possible legal consequences.

Any termination, breach or expiration of the Qilu License Agreement could have a material adverse effect on our financial position by reducing or eliminating the potential for us to receive milestones and royalties. In such an event, we may be required to devote additional efforts and to incur additional costs associated with pursuing the manufacture, development and commercialization of Vicineum in greater China. If we breach our obligations under the Qilu License Agreement and are unable to cure such breach, Qilu may terminate the Qilu License Agreement and retain all rights to manufacture, develop and commercialize Vicineum in the greater China region with no obligation to make any additional milestone or royalty payments. Qilu has the right to receive a refund of all amounts paid to the Company in the event the Qilu License Agreement is terminated under certain circumstances. In addition, the royalty rate is subject to reduction under certain circumstances, including when there is no valid claim of a licensed patent for Vicineum in a particular region or no data or regulatory exclusivity for Viceneum in a particular region.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
We did not issue any unregistered equity securities during the six months ended June 30, 2020.

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
10.1
Open Market Sale Agreement SM, dated November 2019, by and between Sesen Bio, Inc. and Jeffries LLC. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on November 29, 2019 (File No. 001-36296).

31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive Data File (Form 10-Q for the Quarterly Period ended June 30, 2020 filed in XBRL). The financial information contained in the XBRL-related documents is "unaudited" and "unreviewed." The instance document does not appear in the interactive file because its XBRL tags are embedded within the Inline XBRL document.
104	Cover Page Interactive File (embedded within the Inline XBRL document and included in Exhibit 101).

*	Filed herewith.
**	This certification is being furnished solely to accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350 and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing of the registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SESEN BIO, INC.
(Registrant)

Date:	August 10, 2020	By:	/s/ Thomas R. Cannell, D.V.M.
		Name:	Thomas R. Cannell, D.V.M.
		Title:	President and Chief Executive Officer
(Principal Executive Officer and Duly Authorized Officer)