Form 10-Q
period 2020-09-30
Sesen Bio, Inc.
filed 2020-11-09
CIK 1485003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 129,339,617 shares of the registrant's common stock outstanding as of November 2, 2020.

SESEN BIO, INC.
Quarterly Report on Form 10-Q for the Quarterly Period ended September 30, 2020

PART I - FINANCIAL INFORMATION
Item 1.         Financial Statements.
SESEN BIO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; In thousands, except share and per share data)

	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$41,969	$48,121
Prepaid expenses and other current assets	7,072	6,326
Total current assets	49,041	54,447
Restricted cash	20	20
Property and equipment, net of accumulated depreciation of $850 and $758, respectively	154	238
Intangible assets	46,400	46,400
Goodwill	13,064	13,064
Other assets	349	196
Total Assets	$109,028	$114,365
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$1,524	$1,902
Accrued expenses	7,703	6,169
Other current liabilities	481	446
Total current liabilities	9,708	8,517
Contingent consideration	103,200	120,020
Deferred tax liability	12,528	12,528
Other liabilities	145	—
Total Liabilities	$125,581	$141,065
Commitments and contingencies
Stockholders’ Deficit:
Preferred stock, $0.001 par value per share; 5,000,000 shares authorized at September 30, 2020 and December 31, 2019; no shares issued and outstanding at September 30, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value per share; 200,000,000 shares authorized at September 30, 2020 and December 31, 2019; 123,645,007 and 106,801,409 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	123	107
Additional paid-in capital	284,236	266,717
Accumulated deficit	(300,912)	(293,524)
Total Stockholders’ Deficit	(16,553)	(26,700)
Total Liabilities and Stockholders’ Deficit	$109,028	$114,365

The accompanying notes are an integral part of these condensed consolidated financial statements.

SESEN BIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(Unaudited; In thousands, except per share data)

	Three Months ended September 30,		Nine Months ended September 30,
	2020	2019	2020	2019
License revenue	$11,236	$—	$11,236	$—

Operating expenses:
Research and development	10,196	6,613	23,625	19,243
General and administrative	4,115	3,238	10,882	8,910
Change in fair value of contingent consideration	18,400	3,600	(16,820)	46,600
Total operating expenses	32,711	13,451	17,687	74,753
Loss from operations	(21,475)	(13,451)	(6,451)	(74,753)
Other income (expense), net:
Other income (expense), net	(1)	319	195	806
Net Loss and Comprehensive Loss Before Taxes	(21,476)	(13,132)	(6,256)	(73,947)
Provision for income taxes	(1,132)	—	(1,132)	—
Net Loss and Comprehensive Loss After Taxes	$(22,608)	$(13,132)	$(7,388)	$(73,947)
Deemed dividend on adjustment of exercise price on certain warrants	$—	$—	(147)	$—
Net Loss and Comprehensive Loss Attributable to Common Shareholders	$(22,608)	$(13,132)	$(7,535)	$(73,947)

Net loss per common share - basic and diluted	$(0.19)	$(0.13)	$(0.07)	$(0.85)
Weighted-average common shares outstanding - basic and diluted	117,886	101,266	113,437	86,575

The accompanying notes are an integral part of these condensed consolidated financial statements.

SESEN BIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited; In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at December 31, 2019	106,801,409	$107	$266,717	$(293,524)	$(26,700)
Net income (loss)	—	—	—	41,564	41,564
Share-based compensation	—	—	407	—	407
Sales of common stock under 2014 ESPP	2,785	—	1	—	1
Issuance of common stock under ATM Offering, net of issuance costs of $0.1 million	3,187,359	3	3,176	—	3,179
Balance at March 31, 2020	109,991,553	$110	$270,301	$(251,960)	$18,451

Net income (loss)	—	—	—	(26,344)	(26,344)
Share-based compensation	—	—	491	—	491
Issuance of common stock under ATM Offering, net of issuance costs of $0.1 million	6,636,100	6	4,768	—	4,774
Balance at June 30, 2020	116,627,653	$116	$275,560	$(278,304)	$(2,628)

Net income (loss)	—	—	—	(22,608)	(22,608)
Share-based compensation	—	—	453	—	453
Sales of common stock under 2014 ESPP	25,401	—	9		9
Issuance of common stock under ATM Offering, net of issuance costs of $0.3 million	6,991,953	7	8,214	—	8,221
Balance at September 30, 2020	123,645,007	$123	$284,236	$(300,912)	$(16,553)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2018	77,456,180	$77	$230,154	$(186,024)	$44,207
Net income (loss)	—	—	—	(6,480)	(6,480)
Share-based compensation	—	—	326	—	326
Sales of common stock under 2014 ESPP	8,601	—	7	—	7
Balance at March 31, 2019	77,464,781	$77	$230,487	$(192,504)	$38,060

Net income (loss)	—	—	—	(54,335)	(54,335)
Share-based compensation	—	—	356	—	356
Exercise of stock options	30,000	—	45	—	45
Exercise of common stock warrants	3,361,115	4	3,430	—	3,434
Issuance of common stock and common stock warrants, net of issuance costs of $2.2 million	20,410,000	20	27,789	—	27,809
Balance as of June 30, 2019	101,265,896	$101	$262,107	$(246,839)	$15,369

Net income (loss)	—	—	—	(13,132)	(13,132)
Share-based compensation	—	—	229	—	229
Sales of common stock under the 2014 ESPP	1,682	—	1	—	1
Balance at September 30, 2019	101,267,578	$101	$262,337	$(259,971)	$2,467

The accompanying notes are an integral part of these condensed consolidated financial statements.

SESEN BIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; In thousands)

	Nine Months ended September 30,
	2020	2019
Cash Flows from Operating Activities:
Net loss	$(7,388)	$(73,947)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	92	164
Share-based compensation	1,351	911
Change in fair value of contingent consideration	(16,820)	46,600
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(899)	(421)
Accounts payable	(378)	1,216
Accrued expenses and other liabilities	1,714	1,761
Net Cash Used in Operating Activities	(22,328)	(23,716)
Cash Flows from Investing Activities:
Net Cash Used in Investing Activities	(8)	(137)
Cash Flows from Financing Activities:
Proceeds from issuance of common stock under ATM Offering, net of issuance costs	16,174	—
Proceeds from sales of common stock under 2014 ESPP	10	8
Proceeds from exercises of stock options	—	45
Proceeds from the issuance of common stock and common stock warrants, net of issuance costs	—	27,809
Proceeds from the exercise of common stock warrants	—	3,434
Net Cash Provided by Financing Activities	16,184	31,296
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(6,152)	7,443
Cash, Cash Equivalents and Restricted Cash - Beginning of Period	48,141	50,442
Cash, Cash Equivalents and Restricted Cash - End of Period	$41,989	$57,885

Supplemental disclosure of non-cash operating activities:
Right-of-use assets related to the adoption of ASC 842	$—	$236
Right-of-use assets obtained in exchange for lease obligations	290	$—
Cash paid for amounts included in the measurement of lease liabilities	$113	$115
Supplemental disclosure of non-cash financing activities:
Deemed dividend on adjustment of exercise price on certain warrants	$147	$—

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
In addition, under the Share Purchase Agreement, the Company is obligated to pay to the Selling Shareholders certain post-closing contingent cash payments upon the achievement of specified milestones and based upon net sales, in each case subject to the terms and conditions set forth in the Share Purchase Agreement, including: (i) a one-time milestone payment of $12.5 million payable upon the first sale of Vicineum (the “Purchased Product”) in the United States; (ii) a one-time milestone payment of $7.0 million payable upon the first sale of the Purchased Product in any one of certain specified European countries; (iii) a one-time milestone payment of $3.0 million payable upon the first sale of the Purchased Product in Japan; and (iv) quarterly earn-out payments equal to 2% of net sales of the Purchased Product during specified earn-out periods. Such earn-out payments are payable with respect to net sales in a country beginning on the date of the first sale in such country and ending on the earlier of (i) December 31, 2033 and (ii) fifteen years after the date of such sale, subject to early termination in certain circumstances if a biosimilar product is on the market in the applicable country (collectively, the "Contingent Consideration"). Under the Share Purchase Agreement, the Company, its affiliates, licensees and subcontractors are required to use commercially reasonable efforts for the first seven years following the closing of the Viventia Acquisition, to achieve marketing authorizations throughout the world and, during the applicable earn-out period, to commercialize the Purchased Product in the United States, France, Germany, Italy, Spain, United Kingdom, Japan, China and Canada. Certain of these payments are payable to individuals or affiliates of individuals that were previously employees or members of the Company's board of directors.
Liquidity and Going Concern
As of September 30, 2020, the Company had cash and cash equivalents of $42 million, net working capital of $39.3 million and an accumulated deficit of $300.9 million. The Company incurred negative cash flows from operating activities of $37.5 million for the year ended December 31, 2019 and $22.3 million for the nine months ended September 30, 2020. Since its inception, the Company has received no revenue from sales of its products, and management anticipates that operating losses will continue for the foreseeable future as the Company continues its ongoing Phase 3 VISTA Trial for Vicineum for the treatment of high-risk NMIBC and seeks marketing approval from the FDA and the European Medicines Agency. The Company has financed its operations to date primarily through private placements of its common stock, preferred stock, common stock warrants and convertible bridge notes, venture debt borrowings, its initial public offering ("IPO"), follow-on public offerings, sales effected in "at-the-market" ("ATM") offerings, a License Agreement with F. Hoffmann-La Roche Ltd and Hoffman-La Roche Inc. (collectively, "Roche") (the "License Agreement with Roche"), a License Agreement with Qilu Pharmaceuticals Ltd. (“Qilu”) (the "License Agreement with Qilu"), and, to a lesser extent, from a collaboration. See “Note 9. Stockholders’ Equity” below for information regarding the Company’s recently completed equity financings.

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
The Company's future success is dependent on its ability to develop and commercialize Vicineum for the treatment of high-risk NMIBC, and ultimately upon its ability to attain profitable operations. In order to commercialize its product candidates, including Vicineum for the treatment of high-risk NMIBC, the Company needs to complete clinical development and comply with comprehensive regulatory requirements. The Company is subject to a number of risks similar to other late-stage clinical companies, including, but not limited to, successful discovery and development of its product candidates, raising additional capital, development and commercialization by its competitors of new technological innovations, protection of proprietary technology, market acceptance of its products and dependence on third parties for the development and commercialization of Vicineum in certain markets. The successful discovery and development of product candidates, including Vicineum for the treatment of high-risk NMIBC, requires substantial working capital, and management expects to seek additional funds through equity or debt financings or through additional collaboration or licensing transactions or other sources. The Company may be unable to obtain equity or debt financings or enter into additional collaboration or licensing transactions on favorable terms, or at all. To the extent that the Company raises additional capital through the sale of equity or convertible debt securities, the ownership interests of existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of existing stockholders. Debt financing, if available, may involve agreements that include liens or other restrictive covenants limiting the Company's ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If the Company raises additional funds through government or other third-party funding, strategic collaborations and alliances or licensing arrangements, it may have to relinquish valuable rights to its technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable. If the Company is unable to raise additional funds when needed, it may be required to implement cost reduction strategies and delay, limit, reduce or terminate its product development, regulatory approval or future commercialization efforts or grant rights to develop and market products or product candidates that management would otherwise prefer to develop and market.
The Company's management does not believe that its cash and cash equivalents of $42.0 million as of September 30, 2020 are sufficient to fund the Company's current operating plan for at least twelve months after the issuance of these condensed consolidated financial statements. Given the history of significant losses, negative cash flows from operations, limited cash resources currently on hand, the ongoing COVID-19 pandemic and dependence by the Company on its ability - about which there can be no certainty - to obtain additional financing to fund its operations after the current cash resources are exhausted, substantial doubt exists about the Company's ability to continue as a going concern. These condensed consolidated financial statements were prepared under the assumption that the Company will continue as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

2. BASIS OF PRESENTATION
The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to GAAP as found in the ASC and Accounting Standards Updates (“ASUs”), promulgated by the Financial Accounting Standards Board (“FASB”).
Interim Financial Statements
The accompanying unaudited interim condensed consolidated financial statements have been prepared from the books and records of the Company in accordance with GAAP for interim financial information and Rule 10-01 of Regulation S-X promulgated by the United States Securities and Exchange Commission (“SEC”), which permit reduced disclosures for interim periods. All adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the accompanying condensed consolidated balance sheets and statements of operations and comprehensive loss, stockholders’ equity (deficit) and cash flows have been made. Although these interim financial statements do not include all of the information and footnotes required for complete annual financial statements, management believes the disclosures are adequate to make the information presented not misleading. These unaudited interim results of operations and cash flows for the nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the full year. These unaudited interim condensed consolidated financial statements and footnotes should be read in conjunction with the Company’s audited annual consolidated financial statements and footnotes included in its Annual Report on Form 10-K, as filed with the SEC on March 16, 2020, wherein a more complete discussion of significant accounting policies and certain other information can be found.
Use of Estimates
The preparation of financial statements in accordance with GAAP and the rules and regulations of the SEC requires the use of estimates and assumptions, based on judgments considered reasonable, which affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates and assumptions on historical experience, known trends and events and various other factors that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Although management believes its estimates and assumptions are reasonable when made, they are based upon information available at the time they are made. Management evaluates the estimates and assumptions on an ongoing basis and, if necessary, makes adjustments. Due to the risks and uncertainties involved in the Company’s business and evolving market conditions, and given the subjective element of the estimates and assumptions made, actual results may differ from estimated results. The most significant estimates and judgments impact the fair value of intangible assets, goodwill and contingent consideration; income taxes (including the valuation allowance for deferred tax assets); research and development expenses; revenue recognition and going concern considerations.
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

4. RECENT ACCOUNTING PRONOUNCEMENTS
Adopted in 2020
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). ASU 2016-13 requires measurement and recognition of expected credit losses for financial assets held. The amendments in ASU 2016-13 eliminate the probable threshold for initial recognition of a credit loss in GAAP and reflect an entity’s current estimate of all expected credit losses. ASU 2016-13 is effective for annual and interim periods beginning January 1, 2020 and is to be applied using a modified retrospective transition method. The Company adopted this guidance effective January 1, 2020, and it did not have a material impact on the Company’s financial position, results of operations or cash flows.
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

5. FAIR VALUE MEASUREMENT AND FINANCIAL INSTRUMENTS
The carrying values of cash and cash equivalents, restricted cash, prepaid expenses and other current assets, and accounts payable on the Company’s condensed consolidated balance sheets approximated their fair values as of September 30, 2020 and December 31, 2019 due to their short-term nature.
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
The following tables set forth the carrying amounts and fair values of the Company's financial instruments measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020
			Fair Value Measurement Based on
	Carrying Amount	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (cash equivalents)	$16,370	$16,370	$16,370	$—	$—
Liabilities:
Contingent consideration	$103,200	$103,200	$—	$—	$103,200

	December 31, 2019
			Fair Value Measurement Based on
	Carrying Amount	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (cash equivalents)	$31,146	$31,146	$31,146	$—	$—
Liabilities:
Contingent consideration	$120,020	$120,020	$—	$—	$120,020
The Company evaluates transfers between fair value levels at the end of each reporting period. There were no transfers of assets or liabilities between fair value levels during the nine months ended September 30, 2020.
Contingent Consideration
On September 20, 2016, the Company acquired Viventia through the issuance of shares of common stock plus contingent consideration, pursuant to the terms of a Share Purchase Agreement. The Company recorded the acquired assets and liabilities based on their estimated fair values as of the acquisition date and finalized its purchase accounting for the Viventia Acquisition during the third quarter of 2017. The contingent consideration relates to amounts potentially payable to the former shareholders of Viventia under the Share Purchase Agreement. Contingent consideration is measured at its estimated fair value at each reporting period, with fluctuations in value resulting in a non-cash charge to earnings (or loss) during the period. The estimated fair value measurement is based on significant inputs, including internally developed financial forecasts, probabilities of success, and the timing of certain milestone events and achievements, which are not observable in the market, representing a Level 3 measurement within the fair value hierarchy. The valuation of contingent consideration requires the use of significant assumptions and judgments, which management believes are consistent with those that would be made by a market participant. Management reviews its assumptions and judgments on an ongoing basis as additional market and other data is obtained, and any future changes in the assumptions and judgments utilized by management may cause the estimated fair value of contingent consideration to fluctuate materially, resulting in earnings volatility.
The following table sets forth a summary of the change in the fair value of the Company's contingent consideration liability, measured on a recurring basis at each reporting period, for the nine months ended September 30, 2020 (in thousands):

Balance at December 31, 2019	$120,020
Change in fair value of contingent consideration	(16,820)
Balance at September 30, 2020	$103,200
The fair value of the Company’s contingent consideration was determined using probabilities of successful achievement of regulatory milestones and commercial sales, the period in which these milestones and sales are expected to be achieved ranging from 2021 to 2033, and the level of commercial sales of Vicineum forecasted for the United States, Europe, Japan, China and other potential markets. There have been no changes to the valuation methods utilized during the nine months ended September 30, 2020. Because of the ongoing business environment uncertainty created by the ongoing COVID-19 pandemic, management carefully reviewed as of September 30, 2020 all of the Company’s financial forecast assumptions related to probability, timing and anticipated level of commercial sales in both US and OUS markets which were used to determine the estimated fair value of contingent consideration, and updated its forecasts for commercial sales in the third quarter of 2020 as needed. However, given the evolving and uncertain nature of the COVID-19 pandemic, management will continue to closely monitor developments in order to timely determine if any financial forecast changes may be required. As of September 30, 2020, no financial forecast changes due to COVID-19 were currently required. Changes to probabilities of success, timing of certain milestones and achievements, and level of commercial sales could materially affect the valuation of contingent consideration.
The estimated fair value of contingent consideration is also determined by applying appropriate discount rates to future cash outflows related to the contingent payment obligations, and these discount rates have fluctuated significantly in 2020 as a result of the extreme volatility of financial markets as global economies shut down in order to contain the spread of COVID-19. The milestone payments constitute debt-like obligations, and the high-yield debt index rate applied to the milestones in order to determine the estimated fair value moved from 11.8% as of December 31, 2019 to 17.9% as of March 31, 2020, 14.5% as of June 30, 2020 and back to 11.8% as of September 30, 2020. The discount rate applied to the 2% royalty due on forecasted Vicineum revenues is derived from the Company’s estimated weighted-average cost of capital (“WACC”), and this WACC-derived discount rate fluctuated from 5.6% as of December 31, 2019 to 14.7% as of March 31, 2020, to 13.2% as of June 30,

2020 and to 9.4% as of September 30, 2020. These changes in the applicable discount rates, plus refinement of timelines in certain OUS markets and changes to the competitive landscape, resulted in an overall $16.8 million decrease in the estimated fair value of contingent consideration as of September 30, 2020. Changes to the discount rates could materially affect the valuation of the contingent consideration.

6. INTANGIBLE ASSETS AND GOODWILL
Intangible Assets
Intangible assets on the Company's condensed consolidated balance sheet are the result of the Viventia Acquisition in September 2016. The following table sets forth the composition of intangible assets as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
IPR&D intangible assets:
Vicineum United States rights	$31,700	$31,700
Vicineum European Union rights	14,700	14,700
Total Intangibles	$46,400	$46,400
Goodwill
Goodwill on the Company's consolidated balance sheet is the result of the Viventia Acquisition in September 2016. Goodwill had a carrying value of $13.1 million as of September 30, 2020 and December 31, 2019.

7. LEASES
On January 1, 2019, the Company adopted ASC Topic 842, Leases using the optional transition method. The Company’s lease portfolio includes:
1.An operating lease for its 31,100 square foot facility in Winnipeg, Manitoba which consists of manufacturing, laboratory, warehouse and office space. In September 2020, the Company entered into an extension of this lease for an additional two years, through September 2022, with a right to extend the lease for one subsequent three-year term. The minimum monthly rent under this lease is $13,500 per month. In addition to rent expense, the Company expects to incur $12,300 per month in related operating expenses. Operating lease cost under this lease, including the related operating costs, was $75,000 and $223,000 for the three and nine months ended September 30, 2020 and $76,000 and $222,000 for the three and nine months ended September 30, 2019, respectively;
2.Short-term property leases for modular office space for 1) its corporate headquarters in Cambridge, MA and 2) office space in Philadelphia, PA. The short-term leases renew every four to nine months and currently extend through May 2021. The minimum monthly rent for these office spaces is $21,400 per month, which is subject to change if and as the Company adds or deducts space to or from the leases. The Company recorded $64,000 and $195,000 in rent expense for the three and nine months ended September 30, 2020, respectively, and $59,000 and $188,000 in rent expense for the three and nine months ended September 30, 2019, respectively, for these leases.
The asset component of the Company’s operating leases is recorded as operating lease right-of-use assets and reported within other assets on the Company's condensed consolidated balance sheets. The short-term liability is recorded in other current liabilities on the Company’s condensed consolidated balance sheet. Operating lease cost is recognized on a straight-line basis over the term of the lease.

8. ACCRUED EXPENSES
The following table sets forth the composition of accrued expenses as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
Research and development	$5,145	$3,688
Payroll-related expenses	1,474	1,638
Severance to former Executives and other employees	—	378
Professional fees	1,060	378
Other	24	87
Total Accrued Expenses	$7,703	$6,169

Management Changes
On August 26, 2019, Richard Fitzgerald departed as the Company's Chief Financial Officer. In connection with his separation from the Company, Mr. Fitzgerald and the Company entered into a Separation Agreement and General Release dated as of September 9, 2019 (the "Fitzgerald Separation Agreement), pursuant to which the Company provided Mr. Fitzgerald with twelve months of separation payments and benefits. The Company recorded $0.3 million of expense related to this agreement in 2019. The separation payments were paid through the normal payroll cycle through August 2020, when the Company concluded its obligations under the Fitzgerald Separation Agreement.
On August 2, 2019, Dennis Kim, M.D., MPH departed as the Company's Chief Medical Officer. In connection with his separation from the Company, Dr. Kim and the Company entered into a Separation Agreement and General Release dated as of August 2, 2019 (the “Kim Separation Agreement”), pursuant to which the Company provided Dr. Kim with six months of separation payments in the amount of $0.2 million. In addition, Dr. Kim and the Company entered into a Consulting Agreement dated as of August 3, 2019 (the "Kim Consulting Agreement"), pursuant to which the Company agreed to pay Dr. Kim $0.1 million in consulting fees and transition expenses over the three months ended November 2, 2019. The Company recorded $0.3 million of expenses related to these agreements in 2019. The Kim Consulting Agreement payments were made in a lump sum when the agreement concluded in November 2019. The separation payments were paid through the normal payroll cycle through January 2020, when the Company concluded its obligations under the Kim Separation Agreement.

9. STOCKHOLDERS' EQUITY (DEFICIT)
Equity Financings
ATM Offering
In November 2019, the Company entered into an Open Market Sale Agreement SM (the "Sale Agreement") with Jefferies LLC ("Jefferies"), under which the Company may issue and sell shares of its common stock from time to time for an aggregate sales price of up to $35.0 million through Jefferies (the "ATM Offering"). Sales of common stock under the Sale Agreement are made by any method that is deemed to be an ATM offering as defined in Rule 415(a)(4) of the Securities Act of 1933, as amended, including but not limited to sales made directly on or through the Nasdaq Global Market or any other existing trading market for the common stock. The Company has no obligation to sell any of its common stock and may at any time suspend offers under the Sale Agreement or terminate the Sale Agreement. Subject to the terms and conditions of the Sale Agreement, Jefferies will use its commercially reasonable efforts to sell common stock from time to time, as the sales agent, based upon the Company’s instructions, which include a prohibition on sales below a minimum price set by the Company from time to time. The Company has provided Jefferies with customary indemnification rights, and Jefferies is entitled to a commission at a fixed rate equal to 3.0% of the gross proceeds for each sale of common stock under the Sale Agreement. The Company incurred $0.2 million in legal, accounting and printing costs related to the commencement of the ATM Offering. For the nine months ended September 30, 2020, the Company raised $16.2 million of net proceeds from the sale of 16.8 million shares of common stock at a weighted-average price of $0.99 per share under the ATM Offering, including $8.2 million of net proceeds from the sale of 7.0 million shares of common stock at a weighted-average price of $1.21 per share during the three months ended September 30, 2020. Share issue costs, including sales agent commissions, related to the ATM Offering totaled $0.3 million and $0.5 million during the three and nine months ended September 30, 2020, respectively.
June 2019 Financing
In June 2019, the Company raised $27.8 million of net proceeds from the sale of 20.4 million shares of common stock and accompanying warrants to purchase an additional 20.4 million shares of common stock in an underwritten public offering (the "June 2019 Financing"). The combined purchase price for each share of common stock and accompanying warrant was $1.47. Subject to certain ownership limitations, the warrants issued in the June 2019 Financing were exercisable immediately upon issuance at an exercise price of $1.47 per share, subject to adjustments as provided under the terms of such warrants, and had a one-year term expiring on June 21, 2020. As of September 30, 2020, all warrants issued in connection with the June 2019 financing have expired.
Preferred Stock
Pursuant to its Amended and Restated Certificate of Incorporation (the "Certificate of Incorporation"), the Company is authorized to issue 5.0 million shares of "blank check" preferred stock, $0.001 par value per share, which enables its board of directors, from time to time, to create one or more series of preferred stock. Each series of preferred stock issued shall have the rights, preferences, privileges and restrictions as designated by the board of directors. The issuance of any series of preferred stock could affect, among other things, the dividend, voting and liquidation rights of the common stock. The Company had no preferred stock issued and outstanding as of September 30, 2020 and December 31, 2019.
Common Stock
Pursuant to its Certificate of Incorporation, the Company is authorized to issue 200.0 million shares of common stock, $0.001 par value per share, of which 123.6 million and 106.8 million shares were issued and outstanding as of September 30, 2020 and December 31, 2019, respectively. In addition, the Company had reserved for issuance the following amounts of shares of its common stock for the purposes described below as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
Shares of common stock issued	123,645	106,801
Shares of common stock reserved for issuance for:
Warrants	2,485	22,895
Stock options	10,227	6,236
Shares available for grant under 2014 Stock Incentive Plan	4,795	8,753
Shares available for sale under 2014 Employee Stock Purchase Plan	—	28
Total shares of common stock issued and reserved for issuance	141,152	144,713

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
Warrants
All of the Company’s outstanding warrants are non-tradeable and permanently classified as equity because they meet the derivative scope exception under ASC Topic 815-40, Derivatives and Hedging - Contracts in Entity’s Own Equity ("ASC 815-40"). The following table sets forth the Company's warrant activity for the nine months ended September 30, 2020 (in thousands):

			Year-to-Date Warrant Activity
Issued	Exercise Price (1)	Expiration	December 31, 2019	Issued	(Exercised)	(Expired)	September 30, 2020
Jun-2019	$1.47	Jun-2020	20,410	—	—	(20,410)	—
Mar-2018	$0.55*	Mar-2023	1,943	—	—	—	1,943
Nov-2017	$0.55*	Nov-2022	487	—	—	—	487
May-2015	$11.83	Nov-2024	28	—	—	—	28
Nov-2014	$11.04	Nov-2024	27	—	—	—	27
			22,895	—	—	(20,410)	2,485
(1) As of September 30, 2020.
* Exercise price shown subject to further adjustment based on down round provision added by amendment.
In March 2018, the Company raised $9.0 million of net proceeds from the sale of common stock in a registered direct public offering and the sale of warrants to purchase shares of common stock with an exercise price of $1.20 per share (the "2018 Warrants") in a concurrent private placement. On October 28, 2019, the Company entered into transactions with certain holders of its then outstanding 2018 Warrants to amend their warrants pursuant to a Warrant Amendment Agreement (the "2018 Warrant Amendment Agreements"). The 2018 Warrant Amendment Agreements reduced the exercise price of the warrants from $1.20 to the lesser of (a) $0.95 per share of common stock and (b) the exercise price as determined from time to time, pursuant to the anti-dilution provisions in the 2018 Warrant Amendment Agreements. During the second quarter of 2020, the anti-dilution provision was triggered; as such, the Company recognized a deemed dividend of approximately $0.1 million which reduced the income available to common stockholders. As the Company has an accumulated deficit balance, there is no overall impact to additional paid-in capital, as the deemed dividend is recorded as offsetting debit and credit entries to additional paid-in capital. Therefore the amounts were not presented on the Statement of Stockholders' Equity (Deficit). There were no adjustments to the exercise price of any warrants for the three month period ended September 30, 2020.

10. LOSS PER SHARE
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

The following potentially dilutive securities outstanding as of September 30, 2020 and 2019 have been excluded from the denominator of the diluted loss per share of common stock outstanding calculation as their effect is anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Warrants	2,485	6,450	2,485	6,450
Stock options	10,227	26,307	10,227	26,307
	12,712	32,757	12,712	32,757

11. SHARE-BASED COMPENSATION
The following table sets forth the amount of share-based compensation expense recognized by the Company by line item on its consolidated statements of operations for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months ended September 30,		Nine Months ended September 30,
	2020	2019	2020	2019
Research and development	$95	$(20)	$266	$119
General and administrative	358	249	1,085	792
	$453	$229	$1,351	$911

2014 Stock Incentive Plan
The Company's 2014 Stock Incentive Plan, as amended ("2014 Plan"), was adopted by its board of directors in December 2013 and subsequently approved by its stockholders in January 2014. The 2014 Plan became effective immediately prior to the closing of the Company's IPO in February 2014 and provides for the grant of incentive and non-qualified stock options, restricted stock awards and units, stock appreciation rights and other stock-based awards, with amounts and terms of grants determined by the Company's board of directors at the time of grant, to the Company's employees, officers, directors, consultants and advisors. Currently there are only stock options outstanding under the 2014 Plan, which generally vest over a four-year period at the rate of 25% of the grant vesting on the first anniversary of the date of grant and 6.25% of the grant vesting at the end of each successive three-month period thereafter. Stock options granted under the 2014 Plan are exercisable for a period of ten years from the date of grant. There were 8.0 million stock options outstanding under the 2014 Plan as of September 30, 2020. There were 4.8 million shares of common stock available for issuance under the 2014 Plan as of September 30, 2020.
2009 Stock Incentive Plan
The Company maintains a 2009 Stock Incentive Plan, as amended and restated ("2009 Plan"), which provided for the grant of incentive and non-qualified stock options and restricted stock awards and units, with amounts and terms of grants determined by the Company's board of directors at the time of grant, to its employees, officers, directors, consultants and advisors. Upon the closing of its IPO in February 2014, the Company ceased granting awards under the 2009 Plan and all shares (i) available for issuance under the 2009 Plan at such time and (ii) subject to outstanding awards under the 2009 Plan that expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased without having been fully exercised or resulting in any common stock being issued were carried over to the 2014 Plan. Stock options granted under the 2009 Plan are exercisable for a period of ten years from the date of grant. There were 0.1 million fully vested stock options outstanding under the 2009 Plan as of September 30, 2020.
Out-of-Plan Inducement Grants
From time to time, the Company has granted equity awards to its newly hired executives in accordance with the Nasdaq Stock Market LLC ("Nasdaq") employment inducement grant exemption (Nasdaq Listing Rule 5635(c)(4)). Such grants are made outside of the 2014 Plan and act as an inducement material to the executive's acceptance of employment with the Company. There were 2.1 million stock options outstanding which were granted as employment inducement awards outside of the 2014 Plan as of September 30, 2020.
Stock Options
The following table sets forth a summary of the Company’s total stock option activity, including awards granted under the 2014 Plan and 2009 Plan and inducement grants made outside of stockholder approved plans, for the nine months ended September 30, 2020:

	Number of Shares under Option (in thousands)	Weighted-average Exercise Price per Option	Weighted-average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2019	6,236	$1.52	8.8	$358
Granted	4,044	$0.87
Exercised	—	$0.00
Canceled or forfeited	(53)	$0.84
Outstanding at September 30, 2020	10,227	$1.26	8.6	$3,541
Exercisable at September 30, 2020	3,637	$1.73	8.0	$786

The Company recognized share-based compensation expense related to stock options of $0.5 million and $1.4 million for the three and nine months ended September 30, 2020, respectively, and $0.2 million and $0.9 million for the three and nine months ended September 30, 2019, respectively. As of September 30, 2020, there was $4.1 million of total unrecognized compensation cost related to non-vested stock options which the Company expects to recognize over a weighted-average period of 2.6 years. The weighted-average grant-date fair value of stock options granted during the nine months ended September 30, 2020 was $0.56 per option. The total intrinsic value of stock options exercised during the nine months ended September 30, 2020 was de minimus.
For the nine months ended September 30, 2020 and 2019, the grant-date fair value of stock options was determined using the following weighted-average inputs and assumptions in the Black-Scholes option pricing model:

	September 30, 2020	September 30, 2019
Fair value of common stock	$0.56	$0.69
Exercise price	$0.87	$1.02
Expected term (in years)	6.10	5.98
Risk-free interest rate	1.3	2.1
Expected volatility	71.5	78.1
Dividend yield	—%	—%

12. EMPLOYEE BENEFIT PLANS
2014 Employee Stock Purchase Plan
The Company's 2014 Employee Stock Purchase Plan ("2014 ESPP") was adopted by its board of directors in December 2013 and subsequently approved by its stockholders in January 2014. The 2014 ESPP became effective immediately prior to the closing of the Company's IPO in February 2014 and established an initial reserve of 0.2 million shares of the Company's common stock for issuance to participating employees. The purpose of the 2014 ESPP is to enhance employee interest in the success and progress of the Company by encouraging employee ownership of common stock of the Company. The 2014 ESPP provides employees with the opportunity to purchase shares of common stock at a 15% discount to the market price through payroll deductions or lump sum cash investments. The Company estimates the number of shares to be issued at the end of an offering period and recognizes expense over the requisite service period. Shares of the common stock issued and sold pursuant to the 2014 ESPP are shown on the consolidated statements of changes in stockholders' equity (deficit). The most recent offering of the 2014 ESPP, which closed in September 2020, exhausted the remaining shares available for sale under the 2014 ESPP. As such, as of September 30, 2020, there were no further shares of common stock available for sale under the 2014 ESPP.
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
In-License Agreements
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
Out-License Agreements
License Agreement with Roche

In June 2016, the Company entered into the License Agreement with Roche, pursuant to which the Company granted Roche an exclusive, worldwide license, including the right to sublicense, to its patent rights and know-how related to the Company’s monoclonal antibody EBI-031 and all other IL-6 anti-IL-6 antagonist monoclonal antibody technology owned by the Company (collectively, the "Roche Licensed Intellectual Property"). Under the License Agreement with Roche, Roche is required to continue developing, at its cost, EBI-031 and any other product made from the Licensed Intellectual Property that contains an IL-6 antagonist anti-IL monoclonal antibody (“Roche Licensed Product”) and pursue ongoing patent prosecution, at its cost.
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
Buy-Out Options
The License Agreement with Roche provides for two “option periods” during which Roche may elect to make a one-time payment to the Company and, in turn, terminate its diligence, milestone and royalty payment obligations under the License Agreement with Roche. Specifically, (i) Roche may exercise a buy-out option following the first dosing (“Initiation”) in the first Phase 2 study for a Licensed Product until the day before Initiation of the first Phase 3 study for a Licensed Product, in which case Roche is required to pay the Company $135.0 million within 30 days after Roche's exercise of such buy-out option and receipt of an invoice from the Company, or (ii) Roche may exercise a buy-out option following the day after Initiation of the first Phase 3 study for a Licensed Product until the day before the acceptance for review by the FDA or other regulatory authority of a BLA or similar application for marketing approval for a Licensed Product in either the United States or in the E.U., in which case Roche is required to pay the Company, within 30 days after Roche’s exercise of such buy-out option and receipt of an invoice from the Company, $265.0 million, which amount would be reduced to $220.0 million if none of the Company’s patent rights containing a composition of matter claim covering any compound or Roche Licensed Product has issued in the E.U.
Termination
Either the Company or Roche may each terminate the License Agreement with Roche if the other party breaches any of its material obligations under the agreement and does not cure such breach within a specified cure period. Roche may terminate the License Agreement with Roche following effectiveness by providing advance written notice to the Company or by providing written notice if the Company is debarred, disqualified, suspended, excluded, or otherwise declared ineligible from certain federal or state agencies or programs. The Company may terminate the License Agreement with Roche if, prior to the first filing of a BLA for a Roche Licensed Product, there is a period of 12 months where Roche is not conducting sufficient development activities with respect to the products made from the Roche Licensed Intellectual Property.
License Agreement with Qilu
On July 30, 2020, the Company and its a wholly-owned subsidiary, Viventia Bio, Inc., entered into the License Agreement with Qilu pursuant to which the Company granted Qilu an exclusive, sublicensable, royalty-bearing license, under certain intellectual property owned or exclusively licensed by the Company, to develop, manufacture and commercialize Vicineum™ (the “Licensed Product”) for the treatment of NMIBC and other types of cancer (the “Field”) in China, Hong Kong, Macau and Taiwan (the “Territory”). The Company also granted Qilu a non-exclusive, sublicensable, royalty-bearing sublicense, under certain other intellectual property licensed by the Company to develop, manufacture and commercialize the Licensed Product in the Territory. The Company retains development, manufacturing and commercialization rights with respect to Vicineum in the rest of the world.

In consideration for the rights granted by the Company, Qilu agreed to pay to the Company (i) a one-time upfront cash payment of $12 million, subject to certain tax withholdings such as income taxes and value added taxes ("VAT"), payable within 45 business days of the execution date, subject to delivery by the Company of certain know-how and other documentation related to the Licensed Product to Qilu, and (ii) milestone payments totaling up to $23 million upon the achievement of certain technology transfer, development and regulatory milestones. All payments are inclusive of VAT, which are withheld by Qilu upon payment, and for which future recovery of such taxes may be available. In September 2020, the Company received $10.0 million in net proceeds associated with the $12 million upfront payment due under the License Agreement with Qilu.

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

The License Agreement with Qilu will expire on a Licensed Product-by-Licensed Product and region-by-region basis on the date of the expiration of all applicable Royalty Terms. Either party may terminate the License Agreement with Qilu for the other party’s material breach following a cure period or upon certain insolvency events. Qilu has the right to receive a refund of all amounts paid to the Company in the event the License Agreement with Qilu is terminated under certain circumstances. The License Agreement with Qilu includes customary representations and warranties, covenants and indemnification obligations for a transaction of this nature.

The License Agreement with Qilu is subject to the provisions of Accounting Standards Codification 606, Revenue from Contracts with Customers ("ASC 606"), which was adopted effective January 1, 2018. The initial transaction price was estimated to be $11.2 million and was based on the up-front fixed consideration of $12 million less amounts withheld for VAT. The Company concluded that its promises under the License Agreement with Qilu represented one bundled performance obligation that had been achieved as of September 30, 2020. As such, $11.2 million of the total $11.2 million transaction price was considered earned and the Company recorded $11.2 million of revenue during the three-month period ended September 30, 2020. The Company is reasonably certain that no refund of the upfront payment will be due to Qilu. As of September 30, 2020, $0.2 million of the up-front fixed consideration remains payable to the Company. Additional consideration to be paid to the Company upon the achievement of certain milestones, as well as recoverability of VAT, will be included if it is expected that the amounts will be received and the amounts would not be subject to a constraint. As of September 30, 2020, none of these amounts were reasonably certain to be achieved due to the nature and timing of the underlying activities.
For the three and nine months ended September 30, 2020, the Company recorded $1.1 million of income tax expense pursuant to the License Agreement with Qilu. The income tax expense relates to withholding taxes paid in foreign jurisdictions and is reported as provision for income taxes on the condensed consolidated statement of operations and comprehensive loss for each period.

14. RELATED PARTY TRANSACTIONS
The Company leases its facility in Winnipeg, Manitoba from an affiliate of Leslie L. Dan, a director of the Company until his retirement in July 2019. The Company paid $0.1 million and $0.2 million of rent for the three and nine months ended September 30, 2020, respectively, and $0.1 million and $0.2 million of rent for the three and nine months ended September 30, 2019, respectively. All payments include related operating expenses. In September 2020, the Company entered into an extension of this lease for an additional two years, through September 2022, with a right to extend the lease for one subsequent three-year term.
The Company pays fees under an intellectual property license agreement to Protoden Technologies Inc. (“Protoden”), a company owned by Clairmark, an affiliate of Mr. Dan. Pursuant to the agreement, the Company has an exclusive, perpetual, irrevocable and non-royalty bearing license, with the right to sublicense, to certain patents and technology to make, use and sell products that utilize such patents and technology. The annual fee is $0.1 million. Upon expiration of the term on December 31, 2024, the licenses granted to the Company will require no further payments to Protoden. For each of the nine months ended September 30, 2020 and 2019, the Company paid $0.1 million under this agreement. The Company did not make payments under this agreement during the three months ended September 30, 2020 and 2019.
Mr. Dan was not deemed a related party during the three and nine months ended September 30, 2020; as such, only payments made during the three and nine months ended September 30, 2019 are considered payments to a related party.

15. SUBSEQUENT EVENTS

On October 30, 2020, the Company entered into an amendment to the Sale Agreement pursuant to which it may issue and sell an additional $50 million of shares of common stock through Jefferies.

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
On December 6, 2019, we initiated our BLA submission for Vicineum to the FDA under Rolling Review. The submission consisted of Modules 1, 2, 4 and 5, with information amendments to be submitted to these modules throughout 2020. We anticipate completing Module 3 (CMC) to finalize the BLA submission in December 2020.
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
On July 28, 2020, we received notice from the EMA that it has approved our request to review Vicineum under the EMA’s centralized authorization procedure drug review process and on September 29, 2020, we received notice from the EMA that it has appointed the Rapporteur and Co-Rapporteur for our planned MAA. The Rapporteur and Co-Rapporteur are members of EMA’s CHMP and will jointly coordinate CHMP’s evaluation of our planned MAA for Vicineum.
On October 23, 2020, we completed a successful pre-submission meeting with the EMA which addressed product-specific, legal, regulatory and scientific topics related to Vicineum. The information and insights gained from the meeting will help to facilitate the validation of the MAA and support a smooth evaluation. The agency also provided guidance on various administrative topics which helps to clarify the regulatory path forward. The success of this meeting, in addition to the receipt of centralized procedure eligibility confirmation from the EMA, are significant milestones toward our regulatory path forward in Europe and reaffirms our intent to complete all necessary pre-submission activities with the EMA by the end of 2020 and submit the MAA in early 2021.

Manufacturing
In October 2018, we entered into a Master Bioprocessing Services Agreement with Fujifilm (the "Fujifilm MSA") for the manufacturing process and technology transfer of Vicineum drug substance production. In April 2019, the first full, commercial-scale current GMP ("cGMP") run was completed at Fujifilm and all quality acceptance criteria were met. This supports Fujifilm’s ability to produce the bulk drug substance form of Vicineum for commercial purposes if we receive regulatory approval to market Vicineum for the treatment of high-risk NMIBC. In February 2020, manufacturing of the pre-process performance qualification ("pre-PPQ") cGMP batch was completed at Fujifilm. Full quality release testing of the drug substance has been completed and all quality acceptance criteria were met. On August 4, 2020, we completed manufacturing of the drug substance PPQ batches. In September, 2020, we successfully completed the final of three drug product PPQ batches. All of the completed drug substance PPQ batches and the first and second of three drug product PPQ batches met all quality acceptance criteria. We believe these results are a strong indicator for meeting the quality testing acceptance criteria for the third drug product PPQ batch. Testing of this batch is currently underway and is expected to be completed in November 2020.

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
We maintain global development, marketing and commercialization rights for all of our TFPT-based product candidates. We intend to explore various commercialization strategies to market our approved products. If we obtain regulatory approval for Vicineum for the treatment of high-risk NMIBC, we intend to build a specialty urology sales force to market the product in the United States. Outside the United States, we will seek commercialization partners with urology expertise. We also own or exclusively license worldwide intellectual property rights for all of our TFPT-based product candidates, covering our key patents with protection into 2036.
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
Through September 30, 2020, we have received a total of $30.0 million in payments pursuant to the License Agreement with Roche, including a $7.5 million upfront payment in August 2016 and a $22.5 million milestone payment in September 2016 as a result of the investigational new drug ("IND") application for EBI-031 becoming effective. We are also entitled to receive up to an additional $240.0 million upon the achievement of other specified regulatory, development and commercial milestones, as well as royalty payments in accordance with a tiered royalty rate scale, with rates ranging from 7.5% to 15% of net sales of potential future products containing EBI-031 and up to 50% of these rates for net sales of potential future products containing other IL-6 compounds, with each of the royalties subject to reduction under certain circumstances and to the buy-out options of Roche.
License Agreement with Qilu
On July 30, 2020, we and our wholly-owned subsidiary, Viventia Bio, Inc., entered into an exclusive license agreement with Qilu Pharmaceuticals, Ltd. ("Qilu") ("License Agreement with Qilu") pursuant to which we granted Qilu an exclusive, sublicensable, royalty-bearing license, under certain intellectual property owned or exclusively licensed by us, to develop, manufacture and commercialize Vicineum for the treatment of NMIBC and other types of cancer in China, Hong Kong, Macau and Taiwan ("the Territory"). We also granted Qilu a non-exclusive, sublicensable, royalty-bearing sublicense, under certain other intellectual property licensed by us to develop, manufacture and commercialize Vicineum™ in the Territory. We retained development, manufacturing and commercialization rights with respect to Vicineum in the rest of the world.
Through September 30, 2020, we have received a total of $10 million in net proceeds associated with the $12 upfront payment due pursuant to the License Agreement with Qilu. We are also entitled to receive up to an additional $23 million upon the achievement of certain technology transfer, development and regulatory milestones, as well as a 12% royalty based upon annual net sales of Vicineum in the Territory. The royalties are payable upon the first commercial sale of Vicineum in a region and continuing until the latest of (i) twelve years after the first commercial sale of Vicineum in such region, (ii) the expiration of the last valid patent claim covering or claiming the composition of matter, method of treatment, or method of manufacture of such Vicineum in such region, and (iii) the expiration of regulatory or data exclusivity for such Vicineum in such region. The royalty rate is subject to reduction under certain circumstances, including when there is no valid claim of a licensed patent that covers Vicineum in a particular region or no data or regulatory exclusivity of Vicineum in a particular region.
Liquidity and Going Concern
As of September 30, 2020, we had cash and cash equivalents of $42.0 million, net working capital (current assets less current liabilities) of $39.3 million and an accumulated deficit of $300.9 million. We incurred negative cash flows from operating activities of $37.5 million for the year ended December 31, 2019 and $22.3 million for the nine months ended September 30, 2020. Since our inception, we have received no revenue from sales of our products, and we anticipate that operating losses will continue for the foreseeable future as we continue our ongoing Phase 3 VISTA Trial of Vicineum for the treatment of high-risk NMIBC and seek marketing approval from the FDA and EMA. We have financed our operations to date primarily through private placements of our common stock, preferred stock, common stock warrants and convertible bridge notes, venture debt borrowings, our initial public offering ("IPO"), follow-on public offerings, sales effected in "at-the-market" ("ATM") offerings, our License Agreement with Roche, our License Agreement with Qilu and, to a lesser extent, from a collaboration.
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
We continue to monitor the effect of the outbreak of a novel strain of coronavirus ("COVID-19"). This virus continues to spread globally, has been declared a pandemic by the World Health Organization and has spread to over 200 countries and territories, including the United States disproportionately. The impact of this pandemic has been and will likely continue to be extensive in many aspects of society, which has resulted in and will likely continue to result in significant disruptions to businesses and capital markets around the world. We are proactively executing risk mitigation strategies to attenuate the impact of COVID-19 on us, and at this time, we have not yet experienced any business disruptions as a result of the pandemic. We are continually assessing the effect of the COVID-19 pandemic on our operations and we are monitoring the spread of COVID-19 and the actions implemented to combat the virus throughout the world.
We do not believe that our cash and cash equivalents of $42.0 million as of September 30, 2020 is sufficient to fund our current operating plan for at least twelve months after the issuance of our condensed consolidated financial statements. Based on our current operating plan, we anticipate having sufficient cash and cash equivalents to fund our operations into the second quarter of 2021; however, we have based this estimate on assumptions that may prove to be wrong, and our capital resources may be utilized faster than we currently expect. Given our history of significant losses, negative cash flows from operations, limited cash resources currently on hand, the ongoing COVID-19 pandemic and dependence on our ability - about which there can be no certainty - to obtain additional financing to fund our operations after the current cash resources are exhausted, substantial doubt exists about our ability to continue as a going concern. The condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q were prepared under the assumption that we will continue as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

Components of Our Results of Operations
License Revenue
License revenue consists of revenue recognized pursuant to our License Agreement with Qilu and for which is assessed under ASC 606. In the future, we may generate revenue from a combination of reimbursements, up-front payments, milestone payments and royalties in connection with the License Agreement with Qilu.
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
A change in the outcome of any of these variables with respect to the development of Vicineum for the treatment of high-risk NMIBC could mean a significant change in the costs and timing associated with the development of Vicineum for the treatment of high-risk NMIBC. For example, if the FDA, EMA or another regulatory authority were to require us to conduct clinical trials or other testing beyond those that we currently contemplate will be required for the completion of clinical development of Vicineum for the treatment of high-risk NMIBC, we could be required to expend significant additional financial resources and time on the completion of clinical development of Vicineum for the treatment of high-risk NMIBC.
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
We did not allocate research and development expenses to any other specific product program during the periods presented (in thousands):

	Three Months ended September 30,		Nine Months ended September 30,
	2020	2019	2020	2019
Programs:
Vicineum for the treatment of high-risk NMIBC	$8,506	$4,248	$19,005	$12,620
Total direct program expenses	8,506	4,248	19,005	12,620
Personnel and other expenses:
Employee and contractor-related expenses	1,314	1,916	3,688	4,973
Platform-related lab expenses	184	51	264	464
Facility expenses	109	94	322	319
Other expenses	83	304	346	867
Total personnel and other expenses	1,690	2,365	4,620	6,623
Total Research and Development	$10,196	$6,613	$23,625	$19,243
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
Other Income (Expense), Net
Other income (expense), net consists primarily of interest income earned on cash and cash equivalents and, to a lessor extent, any gains or losses on foreign exchange.
Provision for Income Taxes
Provision for income taxes consists of income taxes paid to foreign jurisdictions pursuant to our License Agreement with Qilu.

Our Results of Operations
Comparison of the Three Months ended September 30, 2020 and 2019

	Three Months ended September 30,		Increase/(Decrease)
	2020	2019	Dollars	Percentage
	(in thousands, except percentages)
License revenue	$11,236	$—	$11,236	—

Operating expenses:
Research and development	$10,196	$6,613	$3,583	54%
General and administrative	4,115	3,238	877	27%
Change in fair value of contingent consideration	18,400	3,600	14,800	411%
Total operating expenses	32,711	13,451	19,260	143%
Loss from operations	(21,475)	(13,451)	(8,024)	60%
Other income (expense), net:
Other income (expense), net	(1)	319	(320)	(100)%
Net Loss and Comprehensive Loss Before Taxes	$(21,476)	$(13,132)	$(8,344)	64%
Provision for income taxes	$(1,132)	$—	$(1,132)	—
Net Loss and Comprehensive Loss After Taxes	$(22,608)	$(13,132)	$(9,476)	72%

Revenue
Revenue for the three months ended September 30, 2020 was $11.2 million, which was due to the recognition of revenue pursuant to the License Agreement with Qilu. The Company did not record any revenue for the three months ended September 30, 2019.
Research and Development
Research and development expenses were $10.2 million for the three months ended September 30, 2020 compared to $6.6 million for the three months ended September 30, 2019. The increase of $3.6 million was due primarily to increased costs associated with technology transfer and manufacturing scale-up for commercial supply and timing of procurement of manufacturing consumables, offset by lower clinical trial expenses as a result of our Phase 3 VISTA Trial winding down and lower regulatory consulting fees.
General and Administrative
General and administrative expenses were $4.1 million for the three months ended September 30, 2020 compared to $3.2 million for the three months ended September 30, 2019. The increase of $0.9 million was due primarily to increases in investment banking and legal fees related to our License Agreement with Qilu.
Change in Fair Value of Contingent Consideration
The non-cash change in fair value of contingent consideration was an $18.4 million loss for the three months ended September 30, 2020 compared to a $3.6 million loss for the three months ended September 30, 2019. The increase in the fair value of contingent consideration of $18.4 million for the three months ended September 30, 2020 was attributable primarily to lower discount rates, based on prevailing market conditions as of September 30, 2020, and to a lessor extent by refinement of timelines in certain OUS markets. The estimated fair value of contingent consideration is determined by applying appropriate discount rates to future cash outflows related to the contingent payment obligations, and these discount rates continue to remain volatile as global economies shut down in order to contain the spread of COVID-19. The milestone payments constitute debt-like obligations, and the high-yield debt index rate applied to the milestones in order to determine the estimated fair value fluctuated from 11.8% as of December 31, 2019, to 17.9% of March 31, 2020, to 14.5% as of June 30, 2020 and to 11.8% as of September 30, 2020. The discount rate applied to the 2% royalty due on forecasted Vicineum revenues is derived from our estimated weighted-average cost of capital ("WACC"), and this WACC-derived discount rate fluctuated from 5.6% as of December 31, 2019, 14.7% as of March 31, 2020, 13.2% as of June 30, 2020 and 9.4% as of September 30, 2020.
The change in the fair value of contingent consideration was a $3.6 million loss for the three months ended September 30, 2019 and was primarily attributable to a slightly lower discount rate, based on prevailing market conditions as of September 30,

2019, applicable to the earnout royalty payments potentially payable to Viventia's shareholders under the Share Purchase Agreement.
Changes in forecast assumptions, including the probability of regulatory approvals and Vicineum pricing and sales volumes, as well as changes in the discount rates utilized based on prevailing market conditions, could result in materially different fair value estimates.
Other Income (Expense), Net
Other income (expense), net was de minimus for the three months ended September 30, 2020 compared to $0.3 million of income for the three months ended September 30, 2019. The change of $0.3 million was due primarily to lower interest income earned on cash balances.
Provision for Income Taxes
Provision for income taxes was $1.1 million of expense for the three months ended September 30, 2020 compared to no provision for income taxes for the three months ended September 30, 2019. The increase of $1.1 million was due to income taxes paid to a foreign jurisdiction pursuant to our License Agreement with Qilu.

Comparison of the Nine Months ended September 30, 2020 and 2019

	Nine Months ended September 30,		Increase/(Decrease)
	2020	2019	Dollars	Percentage
	(in thousands, except percentages)
License revenue	$11,236	$—	$11,236	—%

Operating expenses:
Research and development	$23,625	$19,243	$4,382	23%
General and administrative	10,882	8,910	1,972	22%
Change in fair value of contingent consideration	(16,820)	46,600	(63,420)	(136)%
Total operating expenses	17,687	74,753	(57,066)	(76)%
Loss from operations	(6,451)	(74,753)	68,302	(91)%
Other income (expense), net:
Other income (expense), net	195	806	(611)	(76)%
Net Loss and Comprehensive Loss	$(6,256)	$(73,947)	$67,691	(92)%
Provision for income taxes	$(1,132)	$—	(1,132)	—%
Net Loss and Comprehensive Loss	$(7,388)	$(73,947)	$66,559	(90)%

Revenue
Revenue for the nine months ended September 30, 2020 was $11.2 million, which was due to the recognition of revenue pursuant to the License Agreement with Qilu. The Company did not record any revenue for the nine months ended September 30, 2019.
Research and Development
Research and development expenses were $23.6 million for the nine months ended September 30, 2020 compared to $19.2 million for the nine months ended September 30, 2019. The increase of $4.4 million was due primarily to increased costs associated with technology transfer and manufacturing scale-up for commercial supply, timing of procurement of manufacturing consumables and professional fees in support of regulatory activities, partially offset by lower employee compensation and lower clinical trial expenses as a result of our Phase 3 VISTA Trial winding down.
General and Administrative
General and administrative expenses were $10.9 million for the nine months ended September 30, 2020 compared to $8.9 million for the nine months ended September 30, 2019. The increase of $2.0 million was due primarily to increases in employee compensation, legal, insurance and investment banking fees, which were partially offset by reduced market research.

Change in Fair Value of Contingent Consideration
The non-cash change in fair value of contingent consideration was income of $16.8 million for the nine months ended September 30, 2020 compared to a $46.6 million loss for the nine months ended September 30, 2019. The decrease in the fair value of contingent consideration of $16.8 million for the nine months ended September 30, 2020 was attributable primarily to significantly higher discount rates as a result of financial market conditions as of September 30, 2020, offset by changes to the current competitive landscape. The estimated fair value of contingent consideration is determined by applying appropriate discount rates to future cash outflows related to the contingent payment obligations, and these discount rates have increased significantly as a result of the extreme volatility of financial markets as global economies shut down in order to contain the spread of COVID-19. The milestone payments constitute debt-like obligations, and the high-yield debt index rate applied to the milestones in order to determine the estimated fair value remained unchanged at 11.8% as of both December 31, 2019 and September 30, 2020. However, the discount rate applied to the 2% royalty due on forecasted Vicineum revenues is derived from our estimated WACC, and this WACC-derived discount rate increased from 5.6% as of December 31, 2019 to 9.4% as of September 30, 2020.
The change in fair value of contingent consideration was $46.6 million for the nine months ended September 30, 2019. During the quarter ended June 30, 2019, we reassessed the total addressable global market for NMIBC and determined that both the global market size and estimated potential Vicineum commercial net sales within the global NMIBC market were likely higher than the Company’s previous estimates. Specific drivers of the increased revenue estimates include the expectation that Vicineum could achieve peak market penetration earlier than previously estimated and the expectation that Vicineum sales outside the United States could be two to three times the expected sales volumes in the United States. As contingent consideration incorporates a royalty rate of 2% on all commercial net sales reported through December 2033, an increase in expected future net sales correlates to an increase in the fair value of our potential contingent consideration. Accordingly, our contingent consideration at September 30, 2019 was adjusted to reflect our updated view of the NMIBC market and the potential sales volumes of Vicineum in that market. The change in the nine months ended September 30, 2019 was therefore due to changes in assumptions related to forecasted Vicineum pricing and sales volumes in the U.S. and outside the U.S. ("OUS") compared to prior assumptions utilized as of December 31, 2018.
Changes in forecast assumptions, including the probability of regulatory approvals and Vicineum pricing and sales volumes, as well as changes in the discount rates utilized based on prevailing market conditions, could result in materially different fair value estimates.
Other Income (Expense), Net
Other income (expense), net was $0.2 million of income for the nine months ended September 30, 2020 compared to $0.8 million of income for the nine months ended September 30, 2019. The overall decrease of $0.6 million was due primarily to lower interest income earned on cash balances.
Provision for Income Taxes
Provision for income taxes was $1.1 million of expense for the nine months ended September 30, 2020 compared to no provision for income taxes for the nine months ended September 30, 2019. The increase of $1.1 million was due to income taxes paid to a foreign jurisdiction pursuant to our License Agreement with Qilu.

Liquidity and Capital Resources
Overview
As of September 30, 2020, we had cash and cash equivalents of $42.0 million, net working capital of $39.3 million and an accumulated deficit of $300.9 million. We incurred negative cash flows from operating activities of $37.5 million for the year ended December 31, 2019 and $22.3 million for the nine months ended September 30, 2020. Since our inception, we have received no revenue from sales of our products, and we anticipate that operating losses will continue for the foreseeable future as we continue our ongoing Phase 3 VISTA Trial of Vicineum for the treatment of high-risk NMIBC and seek marketing approval from the FDA and the EMA. We have financed our operations to date primarily through private placements of our common stock, preferred stock, common stock warrants and convertible bridge notes, venture debt borrowings, our IPO, follow-on public offerings, sales effected in ATM offerings, our License Agreement with Roche, our License Agreement with Qilu and, to a lesser extent, from a collaboration.
In November 2019, we entered into an Open Market Sale Agreement SM (the "Sale Agreement") with Jefferies LLC ("Jefferies"), under which we may issue and sell shares of our common stock from time to time for an aggregate sales price of up to $35.0 million through Jefferies (the "ATM Offering"). Sales of common stock under the Sale Agreement are made by any method that is deemed to be an ATM offering as defined in Rule 415(a)(4) of the Securities Act of 1933, as amended, including but not limited to sales made directly on or through the Nasdaq Global Market or any other existing trading market for our common stock. We have no obligation to sell any of our common stock and may at any time suspend offers under the Sale Agreement or terminate the Sale Agreement. Subject to the terms and conditions of the Sale Agreement, Jefferies will use its commercially reasonable efforts to sell common stock from time to time, as the sales agent, based upon our instructions, which include a prohibition on sales below a minimum price set by us from time to time. We have provided Jefferies with customary indemnification rights, and Jefferies is entitled to a commission at a fixed rate equal to 3.0% of the gross proceeds for each sale of common stock under the Sale Agreement. We incurred $0.2 million in legal, accounting and printing costs related to the commencement of the ATM Offering. For the nine months ended September 30, 2020, we raised $16.2 million of net proceeds from the sale of 16.8 million shares of common stock at a weighted-average price of $0.99 per share under the ATM Offering, including $8.2 million of net proceeds from the sale of 7.0 million shares of common stock at a weighted-average price of $1.21 per share during the three months ended September 30, 2020. Share issue costs, including sales agent commissions, related to the ATM Offering totaled $0.3 million and $0.5 million during the three and nine months ended September 30, 2020, respectively.

On October 30, 2020, we entered into an amendment to the Sale Agreement pursuant to which we may issue and sell an additional $50.0 million of shares of our common stock through Jefferies.
We continue to monitor the effect of the outbreak of COVID-19. This virus continues to spread globally, has been declared a pandemic by the World Health Organization and has spread to over 200 countries and territories, including the United States disproportionately. The impact of this pandemic has been and will likely continue to be extensive in many aspects of society, which has resulted in and will likely continue to result in significant disruptions to businesses and capital markets around the world. We are proactively executing risk mitigation strategies to attenuate the impact of COVID-19 on us, and at this time, we have not yet experienced any business disruptions as a result of the pandemic. We are continually assessing the effect of the COVID-19 pandemic on our operations and we are monitoring the spread of COVID-19 and the actions implemented to combat the virus throughout the world.
We do not believe that our cash and cash equivalents of $42.0 million as of September 30, 2020 is sufficient to fund our current operating plan for at least twelve months after the issuance of our condensed consolidated financial statements. Based on our current operating plan, we anticipate having sufficient cash and cash equivalents to fund our operations into the second quarter of 2021; however, we have based this estimate on assumptions that may prove to be wrong, and our capital resources may be utilized faster than we currently expect. Given our history of significant losses, negative cash flows from operations, limited cash resources currently on hand, the impact of the ongoing COVID-19 pandemic on the capital markets and dependence on our ability - about which there can be no certainty - to obtain additional financing to fund our operations after the current cash resources are exhausted, substantial doubt exists about our ability to continue as a going concern. The condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q were prepared under the assumption that we will continue as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.
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

On April 17, 2020, we received written notice from Nasdaq that the 180-day grace period to regain compliance with the $1.00 minimum bid price requirement had been extended in response to the COVID-19 pandemic and related extraordinary market conditions.

On August 21, 2020, we received notice from Nasdaq confirming that for the last 10 consecutive business days, the closing bid price of our common stock has been equal to or in excess of the $1.00 per share minimum bid price requirement for continued listing, as set forth in Nasdaq Listing Rule 5450(a)(1). Accordingly, Nasdaq has determined that we had regained compliance with Nasdaq Listing Rule 5450(a)(1) and indicated to us that this matter is now closed.

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
•the outcome, timing and cost of regulatory review by the FDA, EMA and comparable foreign regulatory authorities for Vicineum for the treatment of high-risk NMIBC, including the potential for the FDA, EMA or comparable foreign regulatory authorities to require that we perform more studies than those that we currently expect to perform;
•our ability to achieve certain future regulatory, development and commercialization milestones under the License Agreement with Roche and our License Agreement with Qilu;
•the effect of competing technological and market developments; and
•the revenue, if any, received from commercial sales of Vicineum for the treatment of high-risk NMIBC, if approved.
Until such time, if ever, as we can generate substantial product revenues from commercial sales, we expect to finance our cash needs through a combination of equity offerings, debt financings, government or other third-party funding, strategic collaborations and alliances, and licensing arrangements. We do not have any committed external source of funds other than the amounts payable under the License Agreement with Roche and the License Agreement with Qilu. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of existing stockholders. Debt financing, if available, may involve agreements that include liens or other restrictive covenants limiting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through government or other third-party funding, strategic collaborations and alliances or licensing arrangements, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market ourselves.
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
Cash Flows
The following table sets forth a summary of our cash flows for the nine months ended September 30, 2020 and 2019 (in thousands):

	Nine Months ended September 30,
	2020	2019
Net Cash Used in Operating Activities	$(22,328)	$(23,716)
Net Cash Used in Investing Activities	(8)	(137)
Net Cash Provided by Financing Activities	16,184	31,296
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	$(6,152)	$7,443

Net Cash Used in Operating Activities
Net cash used in operating activities was $22.3 million for the nine months ended September 30, 2020 and consisted primarily of a net loss of $7.4 million, which includes $11.2 million of revenue recognized pursuant to the License Agreement with Qilu, adjusted for non-cash items, including share-based compensation of $1.4 million, a decrease in the fair value of contingent consideration of $16.8 million and a net increase in operating assets and liabilities of $0.4 million.
Net cash used in operating activities was $23.7 million for the nine months ended September 30, 2019 and consisted primarily of a net loss of $73.9 million, adjusted for non-cash items, including share-based compensation of $0.9 million, an increase in the fair value of contingent consideration of $46.6 million and a net increase in operating assets and liabilities of $2.6 million.
Net Cash Used in Investing Activities
Net cash (used in) provided by investing activities consisted of purchases of equipment during each of the nine months ended September 30, 2020 and 2019.
Net Cash Provided by Financing Activities
Net cash provided by financing activities was $16.2 million for the nine months ended September 30, 2020 and consisted of net proceeds from the sale of common stock under the ATM Offering and sales of common stock under our 2014 ESPP. Net cash provided by financing activities for the nine months ended September 30, 2019 consisted of (i) $27.8 million in net proceeds on the sale of 20.4 million shares of common stock and accompanying warrants to purchase an additional 20.4 million shares of common stock in an underwritten public offering in June 2019 and (ii) $3.4 million in proceeds from the exercise of 3.4 million of warrants to purchase our common stock.

Critical Accounting Policies and Use of Estimates
The preparation of our consolidated financial statements in accordance with United States generally accepted accounting principles and the rules and regulations of the SEC require the use of estimates and assumptions, based on complex judgments considered reasonable, and affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. Our critical accounting policies are those policies which require the most significant judgments and estimates in the preparation of our consolidated financial statements. Management has determined that our most critical accounting policies are those relating to the fair value of intangible assets, goodwill and contingent consideration; income taxes (including the valuation allowance for deferred tax assets); research and development costs; revenue recognition and going concern considerations.
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
Indefinite-lived intangible assets are quantitatively tested for impairment at least annually during the fourth quarter of the fiscal year, or more often if indicators of impairment are present. Impairment testing of indefinite-lived intangible assets requires management to estimate the future discounted cash flows of an asset using assumptions believed to be reasonable, but which are unpredictable and inherently uncertain. Actual future cash flows may differ from the estimates used in impairment testing. We recognize an impairment loss when and to the extent that the estimated fair value of an intangible asset is less than its carrying value. In addition, on a quarterly basis, we perform a qualitative review of our business operations to determine whether events or changes in circumstances have occurred which could indicate that the carrying value of our intangible assets was not recoverable. If an impairment indicator is identified, an interim impairment assessment is performed. Based on the annual testing and quarterly reviews performed, we concluded that the carrying value of our intangible assets was not impaired as of September 30, 2020 and December 31, 2019.
Goodwill
Goodwill on our consolidated balance sheet is the result of our acquisition of Viventia in September 2016 and represents the difference between the purchase price and the fair value of the identifiable tangible and intangible net assets acquired under the acquisition method of accounting. Goodwill is not amortized; rather than recording periodic amortization, goodwill is quantitatively tested for impairment at least annually during the fourth quarter of the fiscal year, or more often if indicators of impairment are present. Impairment testing of goodwill requires management to estimate the future discounted cash flows of a reporting unit using assumptions believed to be reasonable, but which are unpredictable and inherently uncertain. Actual future cash flows may differ from the estimates used in impairment testing. If the fair value of the equity of a reporting unit exceeds the reporting unit’s carrying value, including goodwill, then goodwill is considered not to be impaired. We recognize a goodwill impairment when and to the extent that the fair value of the equity of a reporting unit is less than the reporting unit's carrying value, including goodwill. We have only one reporting unit. In addition, on a quarterly basis, we perform a qualitative review of our business operations to determine whether events or changes in circumstances have occurred which could have a material adverse effect on the estimated fair value of each reporting unit and thus indicate a potential impairment of the goodwill carrying value. If an impairment indicator is identified, an interim impairment assessment is performed. Based on the annual testing and quarterly reviews performed, we concluded that there was no goodwill impairment as of September 30, 2020 and December 31, 2019.
Contingent Consideration
Contingent consideration on our consolidated balance sheet is the result of our acquisition of Viventia in September 2016 and represents the discounted present value of future launch milestones and net sales royalties due to the former shareholders of Viventia pursuant to the Share Purchase Agreement. For additional information, see "Item 1. Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 1. Description of Business" of this Quarterly Report on Form 10-Q. Contingent consideration is measured at its estimated fair value on a recurring basis at each reporting period, with fluctuations in value resulting in a non-cash charge to earnings (or loss) during the period. The estimated fair value measurement is based on significant unobservable inputs (Level 3 within the fair value hierarchy), including internally developed financial forecasts, probabilities of success and timing of certain milestone events and achievements, which are unpredictable and inherently uncertain. Actual future cash flows may differ from the assumptions used to estimate the fair value of contingent consideration. The valuation of contingent consideration requires the use of significant assumptions and judgments, which management believes are consistent with those that would be made by a market participant. Management reviews its assumptions and judgments on an ongoing basis as additional market and other data is obtained, and any future changes in the assumptions and judgments utilized by management may cause the estimated fair value of contingent consideration to fluctuate materially, resulting in earnings volatility.
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

Unrecognized income tax benefits represent income tax positions taken on income tax returns that have not been recognized in the financial statements. We recognize the benefit of an income tax position only if it is more likely than not (greater than 50%) that the tax position will be sustained upon tax examination, based solely on the technical merits of the tax position. Otherwise, no benefit is recognized. The tax benefits recognized are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. We recognize accrued interest and penalties related to uncertain tax positions as income tax expense in our consolidated statements of operations. As of September 30, 2020 and December 31, 2019, we did not have any uncertain tax positions.
Revenue
The Company records revenue from its License Agreement with Roche and its License Agreement with Qilu. Under both agreements, the Company granted the counterparty an exclusive license to develop and commercialize the underlying licensed product. Both agreements contain up-front license fees, development and regulatory milestone payments, and sales-based royalty payments.
We determine whether our license agreements are in scope of ASC 606, which we adopted as of January 1, 2018. Under ASC 606, in determining the appropriate amount of revenue to be recognized as it fulfills its obligations under its license agreements, we perform the following steps:

1) Identification of the contract;
2) Determination of whether the promised goods or services are performance obligations including whether they are distinct in      the context of the contract;
3) Measurement of the transaction price, including the constraint on variable consideration;
4) Allocation of the transaction price to the performance obligations;
5) Recognition of revenue when or as the Company satisfies each performance obligation.

Development and Regulatory Milestones and Other Payments

At the inception of an arrangement that includes development milestone payments, we evaluate whether the development milestones are considered probable of being reached and estimate the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated development milestone value is included in the transaction price. Development milestone payments that are not within our control or the licensee's control, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. The milestones are allocated entirely to the license performance obligation, as (1) the terms of milestone and royalty payments relate specifically to the license and (2) allocating milestones and royalties to the license performance obligation is consistent with the overall allocation objective, because management’s estimate of milestones and royalties approximates the standalone selling price of the license. Other payments, such as amounts associated with withheld VAT, will also be included in the transaction price using the most likely method once recoverability is reasonably assured.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as the end of the period covered by this Quarterly Report on Form 10-Q. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2020.
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
Changes in Internal Control Over Financial Reporting
During the nine months ended September 30, 2020, there were no changes in our internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), which materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1.         Legal Proceedings.
We are not currently subject to any material legal proceedings.

Item 1A.    Risk Factors.
During the nine months ended September 30, 2020, other than as set forth below, there were no material changes to the "Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2019. You should carefully consider the information described therein and in this Quarterly Report on Form 10-Q, which could materially affect our business condition, results of operations and cash flows.
The COVID-19 coronavirus could adversely impact our business.
We continue to monitor the effect of the outbreak of the novel strain of coronavirus, COVID-19. The COVID-19 coronavirus has spread to multiple countries, including the United States, and has caused significant disruptions around the world. We may experience disruptions as a result of the COVID-19 pandemic that could severely impact our business, including:
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

On July 30, 2020 we entered into the License Agreement with Qilu. Under the terms of the License Agreement with Qilu, Qilu has an exclusive license to manufacture, develop and commercialize Vicineum in the greater China region, including mainland China, Hong Kong, Macau and Taiwan. The timing and amount of any milestone and royalty payments we may receive under the License Agreement with Qilu will depend in part on Qilu’s efforts. We will also depend on Qilu to comply with all applicable laws relative to the manufacturing, development and commercialization of Vicineum in the greater China region. We do not control the individual efforts of Qilu, and any failure by Qilu to devote sufficient time and effort to the manufacture, development and commercialization of Vicineum could have a material adverse impact on our financial results and operations, such as by a failure of Qilu to meet its obligations to us, including for future milestone and royalty payments. In addition, if Qilu were to violate, or was alleged to have violated, any laws or regulations during the performance of its obligations for us, it is possible that we could suffer financial and reputational harm or other negative outcomes, including possible legal consequences.

Any termination, breach or expiration of the License Agreement with Qilu could have a material adverse effect on our financial position by reducing or eliminating the potential for us to receive milestones and royalties. In such an event, we may be required to devote additional efforts and to incur additional costs associated with pursuing the manufacture, development and commercialization of Vicineum in greater China. If we breach our obligations under the Qilu License Agreement and are unable to cure such breach, Qilu may terminate the Qilu License Agreement and retain all rights to manufacture, develop and commercialize Vicineum in the greater China region with no obligation to make any additional milestone or royalty payments. Qilu has the right to receive a refund of all amounts paid to the Company in the event the Qilu License Agreement is terminated under certain circumstances. In addition, the royalty rate is subject to reduction under certain circumstances, including when there is no valid claim of a licensed patent for Vicineum in a particular region or no data or regulatory exclusivity for Viceneum in a particular region.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds.
We did not issue any unregistered equity securities during the nine months ended September 30, 2020.

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

4.4	Form of Common Warrant. Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on November 3, 2017 (File. No. 001-36296).
4.5	Form of Warrant. Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on March 23, 2018 (File. No. 001-36296).
10.1* #	Exclusive License Agreement, dated July 30, 2020, by and among Sesen Bio, Inc., Viventia Bio, Inc. and Qilu Pharmaceutical Co., Ltd.
31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive Data File (Form 10-Q for the Quarterly Period ended September 30, 2020 filed in XBRL). The financial information contained in the XBRL-related documents is "unaudited" and "unreviewed." The instance document does not appear in the interactive file because its XBRL tags are embedded within the Inline XBRL document.
104	Cover Page Interactive File (embedded within the Inline XBRL document and included in Exhibit 101).

*	Filed herewith.
**	This certification is being furnished solely to accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350 and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing of the registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof, regardless of any general incorporation language in such filing.
#	Portions of this exhibit have been omitted in compliance with Item 601 of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SESEN BIO, INC.
(Registrant)

Date:	November 9, 2020	By:	/s/ Thomas R. Cannell, D.V.M.
		Name:	Thomas R. Cannell, D.V.M.
		Title:	President and Chief Executive Officer
(Principal Executive Officer and Duly Authorized Officer)