Form 10-Q
period 2021-03-31
Sesen Bio, Inc.
filed 2021-05-10
CIK 1485003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 173,287,287 shares of the registrant's common stock outstanding as of May 3, 2021.

SESEN BIO, INC.
Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 2021

PART I - FINANCIAL INFORMATION
Item 1.         Financial Statements.
SESEN BIO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; In thousands, except share and per share data)

	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$109,965	$52,389
Accounts receivables	2,886	—
Prepaid expenses and other current assets	13,728	7,478
Restricted cash	—	3,000
Total current assets	126,579	62,867
Restricted cash	20	20
Property and equipment, net of accumulated depreciation of $911 and $882, respectively	93	123
Intangible assets	46,400	46,400
Goodwill	13,064	13,064
Other assets	258	349
Total Assets	$186,414	$122,823
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$2,004	$3,102
Accrued expenses	3,538	3,973
Deferred revenue	1,500	1,500
Contingent consideration	9,835	8,985
Other current liabilities	490	489
Total current liabilities	17,367	18,049
Contingent consideration, net of current portion	147,165	99,855
Deferred revenue, net of current portion	—	1,500
Deferred tax liability	12,528	12,528
Other liabilities	84	118
Total Liabilities	$177,144	$132,050
Stockholders’ Equity ( Deficit):
Preferred stock, $0.001 par value per share; 5,000,000 shares authorized at March 31, 2021 and December 31, 2020; no shares issued and outstanding at March 31, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value per share; 200,000,000 shares authorized at March 31, 2021 and December 31, 2020; 171,978,799 and 140,449,647 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	172	140
Additional paid-in capital	380,531	306,554
Accumulated deficit	(371,433)	(315,921)
Total Stockholders’ Equity (Deficit)	9,270	(9,227)
Total Liabilities and Stockholders’ Equity (Deficit)	$186,414	$122,823

The accompanying notes are an integral part of these condensed consolidated financial statements.

SESEN BIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE (LOSS) INCOME
(Unaudited; In thousands, except per share data)

	Three Months ended March 31,
	2021	2020
License revenue	$4,310	$—

Operating expenses:
Research and development	6,078	8,867
General and administrative	5,293	3,448
Change in fair value of contingent consideration	48,160	(53,700)
Total operating expenses	59,531	(41,385)
(Loss) Income from operations	(55,221)	41,385
Other (expense) income, net:
Other (expense) income, net	(3)	179
Net (Loss) Income and Comprehensive (Loss) Income Before Taxes	(55,224)	41,564
Provision for income taxes	(288)	—
Net (Loss) Income and Comprehensive (Loss) Income After Taxes	$(55,512)	$41,564

Net (loss) income attributable to common stockholders - basic	(55,512)	34,407
Net (loss) income attributable to common stockholders - diluted	(55,512)	34,408

Net (loss) income per common share - basic	$(0.35)	$0.31
Weighted-average common shares outstanding - basic	157,033	109,808

Net (loss) income per common share - diluted	$(0.35)	$0.31
Weighted-average common shares outstanding - diluted	157,033	109,823

The accompanying notes are an integral part of these condensed consolidated financial statements.

SESEN BIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited; In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2020	140,449,647	$140	$306,554	$(315,921)	$(9,227)
Net loss	—	—	—	(55,512)	(55,512)
Share-based compensation	—	—	958	—	958
Exercises of stock options	30,610	—	39	—	39
Exercises of common stock warrants	852,840	1	468		469
Issuance of common stock under ATM Offering, net of issuance costs of $2.2 million	30,645,702	31	72,512	—	72,543
Balance at March 31, 2021	171,978,799	$172	$380,531	$(371,433)	$9,270

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2019	106,801,409	$107	$266,717	$(293,524)	$(26,700)
Net income	—	—	—	41,564	41,564
Share-based compensation	—	—	407	—	407
Sales of common stock under 2014 ESPP	2,785	—	1	—	1
Issuance of common stock under ATM Offering, net of issuance costs of $0.1 million	3,187,359	3	3,176	—	3,179
Balance at March 31, 2020	109,991,553	$110	$270,301	$(251,960)	$18,451

The accompanying notes are an integral part of these condensed consolidated financial statements.

SESEN BIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; In thousands)

	Three Months ended March 31,
	2021	2020
Cash Flows from Operating Activities:
Net (loss) income	$(55,512)	$41,564
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	30	31
Share-based compensation	958	407
Change in fair value of contingent consideration	48,160	(53,700)
Changes in operating assets and liabilities:
Accounts receivable (net)	(2,886)	—
Prepaid expenses and other assets	(6,159)	4,011
Accounts payable	(1,098)	166
Accrued expenses and other liabilities	(468)	(1,317)
Deferred revenue (ST and LT)	(1,500)	—
Net Cash Used in Operating Activities	(18,475)	(8,838)
Cash Flows from Investing Activities:
Net Cash Used in Investing Activities	—	—
Cash Flows from Financing Activities:
Proceeds from issuance of common stock under ATM Offering, net of issuance costs	72,543	3,179
Proceeds from sales of common stock under 2014 ESPP	—	1
Proceeds from exercises of stock options	39	0
Proceeds from the exercise of common stock warrants	469	—
Net Cash Provided by Financing Activities	73,051	3,180
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	54,576	(5,658)
Cash, Cash Equivalents and Restricted Cash - Beginning of Period	55,409	48,141
Cash, Cash Equivalents and Restricted Cash - End of Period	$109,985	$42,483

Supplemental disclosure of non-cash operating activities:
Cash paid for amounts included in the measurement of lease liabilities	$43	$38

The accompanying notes are an integral part of these condensed consolidated financial statements.

SESEN BIO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. DESCRIPTION OF BUSINESS
Sesen Bio, Inc. ("Sesen" or the “Company”), a Delaware corporation formed in February 2008, is a late-stage clinical company advancing targeted fusion protein therapeutics ("TFPTs") for the treatment of patients with cancer. The Company’s most advanced product candidate, VicineumTM, also known as VB4-845, is a locally-administered targeted fusion protein composed of an anti-epithelial cell adhesion molecule ("EpCAM") antibody fragment tethered to a truncated form of Pseudomonas exotoxin A for the treatment of bacillus Calmette-Guerin ("BCG")-unresponsive non-muscle invasive bladder cancer ("NMIBC"). The Company has an ongoing single-arm, multi-center, open-label Phase 3 clinical trial of Vicineum as a monotherapy in patients with BCG-unresponsive NMIBC (the "VISTA Trial"). The VISTA Trial completed enrollment in April 2018 with a total of 133 patients. On December 18, 2020, the Company submitted its completed Biologics License Application (the "BLA") for Vicineum for the treatment of BCG-unresponsive NMIBC to the United States Food and Drug Administration ("FDA"). On February 12, 2021, the FDA notified the Company that it has accepted for filing the BLA. The FDA also granted Priority Review for the BLA and the anticipated target PDUFA date for a decision on the BLA is August 18, 2021. In addition to the file acceptance and granting of Priority Review, the FDA also indicated that it is not currently planning to hold an advisory committee meeting to discuss the BLA for Vicineum. The Company operates in one segment under the direction of its Chief Executive Officer (chief operating decision maker). The Company was formerly known as Eleven Biotherapeutics, Inc. until its name changed in May 2018.

Viventia Acquisition
In September 2016, the Company entered into a Share Purchase Agreement with Viventia Bio, Inc., a corporation incorporated under the laws of the Province of Ontario, Canada ("Viventia"), the shareholders of Viventia named therein (the “Selling Shareholders”) and, solely in its capacity as seller representative, Clairmark Investments Ltd., a corporation incorporated under the laws of the Province of Ontario, Canada (“Clairmark”) (the “Share Purchase Agreement”), pursuant to which the Company agreed to and simultaneously completed the acquisition of all of the outstanding capital stock of Viventia from the Selling Shareholders (the “Viventia Acquisition”). In connection with the closing of the Viventia Acquisition, the Company issued 4.0 million shares of its common stock to the Selling Shareholders, which at that time represented approximately 19.9% of the voting power of the Company as of immediately prior to the issuance of such shares. Clairmark is an affiliate of Leslie L. Dan, who served as a director of the Company until his retirement in July 2019.
In addition, under the Share Purchase Agreement, the Company is obligated to pay to the Selling Shareholders certain post-closing contingent cash payments upon the achievement of specified milestones and based upon net sales, in each case subject to the terms and conditions set forth in the Share Purchase Agreement, including: (i) a one-time milestone payment of $12.5 million payable upon the first sale of Vicineum (the “Purchased Product”) in the United States; (ii) a one-time milestone payment of $7 million payable upon the first sale of the Purchased Product in any one of certain specified European countries; (iii) a one-time milestone payment of $3 million payable upon the first sale of the Purchased Product in Japan; and (iv) quarterly earn-out payments equal to 2% of net sales of the Purchased Product during specified earn-out periods. Such earn-out payments are payable with respect to net sales in a country beginning on the date of the first sale in such country and ending on the earlier of (i) December 31, 2033 and (ii) fifteen years after the date of such sale, subject to early termination in certain circumstances if a biosimilar product is on the market in the applicable country (collectively, the "Contingent Consideration"). Under the Share Purchase Agreement, the Company, its affiliates, licensees and subcontractors are required to use commercially reasonable efforts for the first seven years following the closing of the Viventia Acquisition, to achieve marketing authorizations throughout the world and, during the applicable earn-out period, to commercialize the Purchased Product in the United States, France, Germany, Italy, Spain, United Kingdom, Japan, China and Canada. Certain of these payments are payable to individuals or affiliates of individuals that became employees or members of the Company's board of directors, however as of March 31, 2021, none of these individuals are active employees or members of the Company's board of directors.
Liquidity and Going Concern
As of March 31, 2021, the Company had cash and cash equivalents of $110 million, net working capital of $109.2 million and an accumulated deficit of $371.4 million. The Company incurred negative cash flows from operating activities of $30.8 million for the year ended December 31, 2020 and $18.5 million for the three months ended March 31, 2021. Since its inception, the Company has received no revenue from sales of its products, and management anticipates that operating losses will continue as the Company continues into the follow-up stage of its ongoing Phase 3 VISTA Trial for Vicineum for the treatment of BCG-unresponsive NMIBC and seeks marketing approval from the FDA and the European Medicines Agency, and if approved, commercializes Vicineum. The Company has financed its operations to date primarily through private placements of its common stock, preferred stock, common stock warrants and convertible bridge notes, venture debt borrowings, its initial public offering ("IPO"), follow-on public offerings, sales effected in "at-the-market" ("ATM") offerings, out-licensing agreements and OUS business development partnership agreements, and, to a lesser extent, from a collaboration. See “Note 9. Stockholders’ Equity (Deficit)” below for information regarding the Company’s recently completed equity financings.
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
The Company's future success is dependent on its ability to develop and commercialize Vicineum for the treatment of BCG-unresponsive NMIBC, and ultimately upon its ability to attain profitable operations. In order to commercialize its product candidates, including Vicineum for the treatment of BCG-unresponsive NMIBC, the Company needs to complete clinical development and comply with comprehensive regulatory requirements. The Company is subject to a number of risks similar to other late-stage clinical companies, including, but not limited to, successful discovery and development of its product candidates, raising additional capital, development and commercialization by its competitors of new technological innovations, protection of proprietary technology, market acceptance of its products and dependence on third parties for the development and commercialization of Vicineum in certain markets. The successful discovery and development of product candidates, including Vicineum for the treatment of BCG-unresponsive NMIBC, requires substantial working capital, and management expects to seek additional funds through equity or debt financings or through additional business development partnerships, collaborations or licensing transactions or other sources. The Company may be unable to obtain equity or debt financings or enter into additional business development partnerships, collaborations or licensing transactions on favorable terms, or at all. To the extent that the Company raises additional capital through the sale of equity or convertible debt securities, the ownership interests of existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of existing stockholders. Debt financing, if available, may involve agreements that include liens or other restrictive covenants limiting the Company's ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If the Company raises additional funds through government or other third-party funding, strategic collaborations, business development agreements, partnerships, alliances or licensing arrangements, it may have to relinquish valuable rights to its technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable. If the Company is unable to raise additional funds when needed, it may be required to implement cost reduction strategies and delay, limit, reduce or terminate its product development, regulatory approval or future commercialization efforts or grant rights to develop and market products or product candidates that management would otherwise prefer to develop and market.
The Company's management does not believe that its cash and cash equivalents of $110 million as of March 31, 2021 are sufficient to fund the Company's current operating plan for at least twelve months after the issuance of these condensed consolidated financial statements. Given the history of significant losses, negative cash flows from operations, limited cash resources currently on hand, the impact of the ongoing COVID-19 pandemic on the capital markets, and dependence by the Company on its ability - about which there can be no certainty - to obtain additional financing to fund its operations after the current cash resources are exhausted, substantial doubt exists about the Company's ability to continue as a going concern. These condensed consolidated financial statements were prepared under the assumption that the Company will continue as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

2. BASIS OF PRESENTATION
The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to GAAP as found in the ASC and Accounting Standards Updates (“ASUs”), promulgated by the Financial Accounting Standards Board (“FASB”).
Interim Financial Statements
The accompanying unaudited interim condensed consolidated financial statements have been prepared from the books and records of the Company in accordance with GAAP for interim financial information and Rule 10-01 of Regulation S-X promulgated by the United States Securities and Exchange Commission (“SEC”), which permit reduced disclosures for interim periods. All adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the accompanying condensed consolidated balance sheets and statements of operations and comprehensive (loss) income, stockholders’ equity (deficit) and cash flows have been made. Although these interim financial statements do not include all of the information and footnotes required for complete annual financial statements, management believes the disclosures are adequate to make the information presented not misleading. These unaudited interim results of operations and cash flows for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the full year. These unaudited interim condensed consolidated financial statements and footnotes should be read in conjunction with the Company’s audited annual consolidated financial statements and footnotes included in its Annual Report on Form 10-K, as filed with the SEC on March 15, 2021, wherein a more complete discussion of significant accounting policies and certain other information can be found.
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
Principles of Consolidation
The Company’s condensed consolidated financial statements include the accounts of the Company, its wholly owned subsidiary Viventia and its indirect subsidiaries, Viventia Bio USA Inc. and Viventia Biotech (EU) Limited. All intercompany transactions and balances have been eliminated in consolidation.
Foreign Currency Translation
The functional currency of the Company and each of its subsidiaries is the U.S. dollar.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company's complete summary of significant accounting policies can be found in "Item 15. Exhibits and Financial Statement Schedules - Note 3. Summary of Significant Accounting Policies" in the audited annual consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2020.

4. RECENT ACCOUNTING PRONOUNCEMENTS
Adopted in 2021
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes ("ASU 2019-12"). ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments in ASU 2019-12 also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. ASU 2019-12 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted. The method with which the amendments in this ASU are to be applied varies depending on the nature of the tax item impacted by amendment. The Company adopted this guidance effective January 1, 2021, and it did not have a material impact on its financial position, results of operations or cash flows.

5. FAIR VALUE MEASUREMENT AND FINANCIAL INSTRUMENTS
The carrying values of cash and cash equivalents, restricted cash, prepaid expenses and other current assets, and accounts payable on the Company’s condensed consolidated balance sheets approximated their fair values as of March 31, 2021 and December 31, 2020 due to their short-term nature.
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
The following tables set forth the carrying amounts and fair values of the Company's financial instruments measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021
			Fair Value Measurement Based on
	Carrying Amount	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (cash equivalents)	$16,377	$16,377	$16,377	$—	$—
Liabilities:
Contingent consideration - short term	$9,835	$9,835	$—	$—	$9,835
Contingent consideration - long term	147,165	147,165	—	—	147,165

	December 31, 2020
			Fair Value Measurement Based on
	Carrying Amount	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (cash equivalents)	$16,374	$16,374	$16,374	$—	$—
Liabilities:
Contingent consideration - short term	$8,985	$8,985	$—	$—	$8,985
Contingent consideration - long term	99,855	$99,855	—	—	99,855
The Company evaluates transfers between fair value levels at the end of each reporting period. There were no transfers of assets or liabilities between fair value levels during the three months ended March 31, 2021.

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
The estimated fair value of the Company’s contingent consideration was determined using probabilities of successful achievement of regulatory milestones and commercial sales, the period in which these milestones and sales are expected to be achieved ranging from 2021 to 2033, the level of commercial sales of Vicineum forecasted for the United States, Europe, Japan, China and other potential markets and discount rates ranging from 7.4% to 7.8% as of March 31, 2021 and 8.4% to 8.8% as of December 31, 2020. There have been no changes to the valuation methods utilized during the three months ended March 31, 2021.
The following table sets forth a summary of the change in the fair value of the Company's total contingent consideration liability, measured on a recurring basis at each reporting period, for the three months ended March 31, 2021 (in thousands):

Balance at December 31, 2020	$108,840
Change in fair value of contingent consideration - short term	850
Change in fair value of contingent consideration - long term	47,310
Balance at March 31, 2021	$157,000
The fair value of the Company’s contingent consideration is determined based on the present value of projected future cash flows associated with sales based milestones and earnouts on net sales and is heavily dependent on discount rates to estimate the fair value at each reporting period. Earnouts are determined using an earnout rate of 2% on all commercial net sales of Vicineum through December 2033. The discount rate applied to the 2% earnout is derived from the Company’s estimated weighted-average cost of capital (“WACC”), which has fluctuated from 8.8% as of December 31, 2020 to 7.8% as of March 31, 2021. Milestone payments constitute debt-like obligations, and therefore a high-yield debt index rate is applied to the milestones in order to determine the estimated fair value. This index rate changed from 8.4% as of December 31, 2020 to 7.4% as of March 31, 2021. Improvements to the competitive landscape, higher probability of regulatory success, expanded patient population, as well as the refinement of estimated launch timelines, if approved, in certain markets outside the United States, and the aforementioned changes in discounts rates, resulted in an overall $48.2 million increase in the estimated fair value of contingent consideration during the three months ended March 31, 2021. The current portion of total contingent consideration reflects amounts expected to be paid out within twelve months of March 31, 2021.

6.INTANGIBLE ASSETS AND GOODWILL
Intangible Assets
Intangible assets on the Company's condensed consolidated balance sheet are the result of the Viventia Acquisition in September 2016. The following table sets forth the composition of intangible assets as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020
IPR&D intangible assets:
Vicineum United States rights	$31,700	$31,700
Vicineum European Union rights	14,700	14,700
Total Intangibles	$46,400	$46,400
Goodwill
Goodwill on the Company's condensed consolidated balance sheets is the result of the Viventia Acquisition in September 2016. Goodwill had a carrying value of $13.1 million as of March 31, 2021 and December 31, 2020.

7. LEASES
The Company accounts for operating leases under ASC Topic 842, Leases. An operating lease for its 31,100 square foot facility in Winnipeg, Manitoba which consists of manufacturing, laboratory, warehouse and office space. In September 2020, the Company entered into an extension of this lease for an additional two years, through September 2022, with a right to extend the lease for one subsequent three-year term. The minimum monthly rent under this lease is $13,500 per month. In addition to rent expense, the Company expects to incur $12,300 per month in related operating expenses. Operating lease cost under this lease, including the related operating costs, was $82,000 and $76,000 for the three months ended March 31, 2021 and 2020, respectively.
The asset component of the Company’s operating leases is recorded as operating lease right-of-use assets and reported within other assets on the Company's condensed consolidated balance sheets. The short-term lease liability is recorded in other current liabilities and the long term lease liability is recorded in other liabilities on the Company’s condensed consolidated balance sheets. Operating lease cost is recognized on a straight-line basis over the term of the lease.
In addition, the Company has short-term property leases for modular office space for 1) its corporate headquarters in Cambridge, MA and 2) office space in Philadelphia, PA. The short-term leases renew every three months to six months and currently extend through July and November 2021, respectively. The minimum monthly rent for these office spaces is $20,000 per month, which is subject to change if and as the Company adds or deducts space to or from the leases. The Company recorded $69,000 and $66,000 in rent expense for the three months ended March 31, 2021 and 2020, respectively. The Company's accounting policy election was disclosed in "Item 15. Exhibits and Financial Statement Schedules - Note. 3. Summary of Significant Accounting Policies" in the audited annual consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2020.

8. ACCRUED EXPENSES
The following table sets forth the composition of accrued expenses as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020
Research and development	$892	$1,372
Payroll-related expenses	899	1,892
Income tax payable	288	—
Professional fees	1,347	684
Other	112	25
Total Accrued Expenses	$3,538	$3,973

9. STOCKHOLDERS' EQUITY (DEFICIT)
Equity Financings

ATM Offering
In November 2019, the Company entered into an Open Market Sale Agreement SM (the "Sale Agreement") with Jefferies LLC ("Jefferies"), under which the Company may issue and sell shares of its common stock, par value $0.001 per share, from time to time for an aggregate sales price of up to $35 million through Jefferies (the "ATM Offering"). In October 2020 and February 2021, the Company entered into Amendment No. 1 and No. 2 (the “Amendments”) to the Sale Agreement, respectively. The Amendments revised the Sale Agreement to reflect that the Company may issue and sell shares of its common stock from time to time for an aggregate sales price of up to an additional $50 million and $34.5 million through Amendment No. 1 and No. 2 to the Sale Agreement, respectively. Sales are made by any method that is deemed to be an ATM offering as defined in Rule 415(a)(4) of the Securities Act of 1933, as amended, including but not limited to sales made directly on or through the Nasdaq Global Market or any other existing trading market for our common stock. The Company has no obligation to sell any of its common stock and may at any time suspend offers under the Sale Agreement or terminate the Sale Agreement. Subject to the terms and conditions of the Sale Agreement, Jefferies will use its commercially reasonable efforts to sell common stock from time to time, as the sales agent, based upon the Company’s instructions, which include a prohibition on sales below a minimum price set by the Company from time to time. The Company has provided Jefferies with customary indemnification rights, and Jefferies is entitled to a commission at a fixed rate equal to 3.0% of the gross proceeds for each sale of common stock under the Sale Agreement. The Company raised $72.6 million of net proceeds from the sale of 30.6 million shares of common stock at a weighted-average price of $2.44 per share during the three months ended March 31, 2021 compared to $3.2 million of net proceeds from the sale of 3.2 million shares of common stock at a weighted-average price of $1.02 per share during the three months ended March 31, 2020. Share issue costs, including sales agent commissions, related to the ATM Offering totaled $2.2 million and $0.1 million during the three months ended March 31, 2021and 2020, respectively.

Preferred Stock
Pursuant to its Amended and Restated Certificate of Incorporation (the "Certificate of Incorporation"), the Company is authorized to issue 5.0 million shares of "blank check" preferred stock, $0.001 par value per share, which enables its board of directors, from time to time, to create one or more series of preferred stock. Each series of preferred stock issued shall have the rights, preferences, privileges and restrictions as designated by the board of directors. The issuance of any series of preferred stock could affect, among other things, the dividend, voting and liquidation rights of the common stock. The Company had no preferred stock issued and outstanding as of March 31, 2021 and December 31, 2020.
Common Stock
Pursuant to its Certificate of Incorporation, the Company is authorized to issue 200 million shares of common stock, of which 172 million and 140.4 million shares were issued and outstanding as of March 31, 2021 and December 31, 2020, respectively. In addition, the Company had reserved for issuance the following number of shares of common stock for the purposes described below as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020
Shares of common stock issued	171,979	140,450
Shares of common stock reserved for issuance for:
Warrants	1,394	2,247
Stock options	14,380	10,147
Shares available for grant under 2014 Stock Incentive Plan	760	4,863
Total shares of common stock issued and reserved for issuance	188,513	157,707

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
Warrants
All of the Company’s outstanding warrants are non-tradeable and permanently classified as equity because they meet the derivative scope exception under ASC Topic 815-40, Derivatives and Hedging - Contracts in Entity’s Own Equity ("ASC 815-40"). The following table sets forth the Company's warrant activity for the three months ended March 31, 2021 (in thousands):

			Year-to-Date Warrant Activity
Issued	Exercise Price (1)	Expiration	December 31, 2020	Issued	(Exercised)	(Expired)	March 31, 2021
Jun-2019	$1.47	Jun-2020	—	—	—	—	—
Mar-2018	$0.55*	Mar-2023	1,705	—	(378)	—	1,327
Nov-2017	$0.55*	Nov-2022	487	—	(475)	—	12
May-2015	$11.83	Nov-2024	28	—	—	—	28
Nov-2014	$11.04	Nov-2024	27	—	—	—	27
			2,247	—	(853)	—	1,394

* Exercise price shown (i) reflects modification (ii) subject to further adjustment based on down round provision added by amendment described in "Item 15. Exhibits and Financial Statement Schedules - Note. 10 Stockholders' (Deficit) Equity" in the audited annual consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2020.

10. (LOSS) EARNINGS PER SHARE
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

For periods with net income, diluted net earnings per share is calculated by either (i) adjusting the weighted-average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period as determined using the treasury stock method or (ii) the two-class method considering common stock equivalents, whichever is more dilutive. The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that otherwise would have been available to common stockholders. The two-class method was applied for the three months ended March 31, 2020. The two-class method was not applied for the three months ended March 31, 2021 as the Company’s participating securities do not have any obligation to absorb net losses.

The following table illustrates the determination of (loss) earnings per share for each period presented:

	March 31,
	2021	2020
	(in thousands, except per share amounts)
Basic (Loss) Earnings Per Share:
Numerator:
Net (loss) income	$(55,512)	$41,564
Income attributable to participating securities - basic	$—	$7,157
Net (loss) income attributable to common stockholders - basic	$(55,512)	$34,407

Denominator:
Weighted average common shares outstanding - basic	157,033	109,808
Net (loss) income per share applicable to common stockholders - basic	$(0.35)	$0.31

Dilutive Earnings (Loss) Per Share:
Numerator:
Net (loss) income	$(55,512)	$41,564
Income attributable to participating securities - diluted	$—	$7,156
Net (loss) income attributable to common stockholders - diluted	$(55,512)	$34,408

Denominator:
Weighted average shares outstanding	157,033	109,808

Dilutive impact from:
Stock options and employee stock purchase plan	—	15
Weighted average common shares outstanding for diluted	157,033	109,823
Net (loss) income per share applicable to common stockholders - diluted	$(0.35)	$0.31

The following potentially dilutive securities outstanding as of March 31, 2021 and 2020 have been excluded from the denominator of the diluted loss per share of common stock outstanding calculation as their effect is anti-dilutive
(in thousands):

	Three Months Ended March 31,
	2021	2020
Warrants	1,394	55
Stock options	14,380	9,703
	15,774	9,758

11. SHARE-BASED COMPENSATION
The following table sets forth the amount of share-based compensation expense recognized by the Company by line item on its condensed consolidated statements of operations and comprehensive (loss) income for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months ended March 31,
	2021	2020
Research and development	$178	$79
General and administrative	780	328
	$958	$407

2014 Stock Incentive Plan
The Company's 2014 Stock Incentive Plan, as amended ("2014 Plan"), was adopted by its board of directors in December 2013 and subsequently approved by its stockholders in January 2014. The 2014 Plan became effective immediately prior to the closing of the Company's IPO in February 2014 and provides for the grant of incentive and non-qualified stock options, restricted stock awards and units, stock appreciation rights and other stock-based awards, with amounts and terms of grants determined by the Company's board of directors at the time of grant, to the Company's employees, officers, directors, consultants and advisors. Currently there are only stock options outstanding under the 2014 Plan, which generally vest over a four-year period at the rate of 25% of the grant vesting on the first anniversary of the date of grant and 6.25% of the grant vesting at the end of each successive three-month period thereafter. Stock options granted under the 2014 Plan are exercisable for a period of ten years from the date of grant. There were 12 million stock options outstanding under the 2014 Plan as of March 31, 2021.
At the Annual Meeting of Stockholders in June 2019, the Company's stockholders approved an amendment to the 2014 Plan that (i) increased by 7.9 million the number of shares of common stock reserved for issuance under the 2014 Plan and (ii) eliminated the “evergreen” or automatic replenishment provision of the 2014 Plan, pursuant to which the number of shares of common stock authorized for issuance under the 2014 Plan was automatically increased on an annual basis. There were 0.8 million shares of common stock available for issuance under the 2014 Plan as of March 31, 2021.

2009 Stock Incentive Plan
The Company maintains a 2009 Stock Incentive Plan, as amended and restated ("2009 Plan"), which provided for the grant of incentive and non-qualified stock options and restricted stock awards and units, with amounts and terms of grants determined by the Company's board of directors at the time of grant, to its employees, officers, directors, consultants and advisors. Upon the closing of its IPO in February 2014, the Company ceased granting awards under the 2009 Plan and all shares (i) available for issuance under the 2009 Plan at such time and (ii) subject to outstanding awards under the 2009 Plan that expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased without having been fully exercised or resulting in any common stock being issued were carried over to the 2014 Plan. Stock options granted under the 2009 Plan are exercisable for a period of ten years from the date of grant. There were 0.1 million fully vested stock options outstanding under the 2009 Plan as of March 31, 2021.
Out-of-Plan Inducement Grants
From time to time, the Company has granted equity awards to its newly hired employees, including executives, in accordance with the Nasdaq Stock Market LLC ("Nasdaq") employment inducement grant exemption (Nasdaq Listing Rule 5635(c)(4)). Such grants are made outside of the 2014 Plan and act as an inducement material to the employee's acceptance of employment with the Company. There were 2.3 million stock options outstanding which were granted as employment inducement awards outside of the 2014 Plan as of March 31, 2021.
Stock Options
The following table sets forth a summary of the Company’s total stock option activity, including awards granted under the 2014 Plan and 2009 Plan and inducement grants made outside of stockholder approved plans, for the three months ended March 31, 2021:

	Number of Shares under Option (in thousands)	Weighted-average Exercise Price per Option	Weighted-average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2020	10,147	$1.26	8.5	$3,160
Granted	4,264	$3.15
Exercised	(31)	$1.27
Canceled or forfeited	—	$0.00
Outstanding at March 31, 2021	14,380	$1.82	8.6	$14,717
Exercisable at March 31, 2021	4,803	$1.55	7.7	$6,194

The Company recognized share-based compensation expense related to stock options of $1 million and $0.4 million for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, there was $11.4 million of total unrecognized compensation cost related to non-vested stock options which the Company expects to recognize over a weighted-average period of 3.3 years. The weighted-average grant-date fair value of stock options granted was $2.05 per option for the three months ended March 31, 2021 and $0.56 per option for the three months ended March 31, 2020. The total intrinsic value of stock options exercised during the three months ended March 31, 2021 was de minimis.
For the three months ended March 31, 2021 and 2020, the grant-date fair value of stock options was determined using the following weighted-average inputs and assumptions in the Black-Scholes option pricing model:

	March 31, 2021	March 31, 2020
Fair market value	$3.15	$0.89
Grant exercise price	$3.15	$0.89
Expected term (in years)	6.00	5.98
Risk-free interest rate	0.8	1.5
Expected volatility	75.0	71.1
Dividend yield	—%	—%

12. EMPLOYEE BENEFIT PLANS
2014 Employee Stock Purchase Plan
The Company's 2014 Employee Stock Purchase Plan ("2014 ESPP") was adopted by its board of directors in December 2013 and subsequently approved by its stockholders in January 2014. The 2014 ESPP became effective immediately prior to the closing of the Company's IPO in February 2014 and established an initial reserve of 0.2 million shares of the Company's common stock for issuance to participating employees. The purpose of the 2014 ESPP is to enhance employee interest in the success and progress of the Company by encouraging employee ownership of common stock of the Company. The 2014 ESPP provides employees with the opportunity to purchase shares of common stock at a 15% discount to the market price through payroll deductions or lump sum cash investments. The Company estimates the number of shares to be issued at the end of an offering period and recognizes expense over the requisite service period. Shares of the common stock issued and sold pursuant to the 2014 ESPP are shown on the consolidated statements of changes in stockholders' equity (deficit). As of March 31, 2021, there were no shares of common stock available for sale under the 2014 ESPP.
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

13. LICENSE AGREEMENTS
In-License Agreements
License Agreement with Zurich
The Company has a License Agreement with the University of Zurich ("Zurich") which grants the Company exclusive license rights, with the right to sublicense, to make, have made, use and sell under certain patents primarily directed to the Company's targeting agent, including an EpCAM chimera and related immunoconjugates and methods of use and manufacture of the same. These patents cover some key aspects of Vicineum. The Company may be obligated to pay $0.50 million in milestone payments for the first product candidate that achieves applicable clinical development milestones. Based on current status, the Company anticipates that these milestones may be triggered by Vicineum's clinical development pathway. As part of the consideration, the Company is also obligated to pay up to a 4% royalty on the net product sales for products covered by or manufactured using a method covered by a valid claim in the Zurich patent rights. Royalties owed to Zurich will be reduced if the total royalty rate owed by the Company to Zurich and any other third party is 10% or greater, provided that the royalty rate to Zurich may not be less than 2% of net sales. The obligation to pay royalties in a particular country expires upon the expiration or termination of the last of the Zurich patent rights that covers the manufacture, use or sale of a product. There is no obligation to pay royalties in a country if there is no valid claim that covers the product or a method of manufacturing the product. The Company recorded an expense of $0.3 million related to achievement of a development milestone in the three months ended December 31, 2020 due to the submission of the Company's BLA application with the FDA in December 2020.

License Agreement with Micromet
The Company has a License Agreement with Micromet AG ("Micromet"), now part of Amgen, Inc., which grants it nonexclusive rights, with certain sublicense rights, for know-how and patents allowing exploitation of certain single chain antibody products. These patents cover some key aspects of Vicineum. Under the terms of the License Agreement with Micromet, as of March 31, 2021, the Company may be obligated to pay up to €2.4 million in milestone payments for the first product candidate that achieves applicable regulatory and sales-based development milestones (approximately $2.8 million at exchange rates in effect on March 31, 2021). Based on current development status, the Company anticipates that certain of these milestones may be triggered by the development pathway of Vicineum. The Company is also required to pay up to a 3.5% royalty on the net sales for products covered by the agreement, which includes Vicineum. The royalty rate owed to Micromet in a particular country will be reduced to 1.5% if there are no valid claims covering the product in that country. The obligation to pay royalties in a particular country expires upon the later of the expiration date of the last valid claim covering the product and the tenth anniversary of the first commercial sale of the product in such country. Finally, the Company is required to pay to Micromet an annual license maintenance fee of €50,000 (approximately $58,625 at exchange rates in effect as of March 31, 2021), which can be credited towards any royalty payment the Company owes to Micromet. The Company recorded an expense of €0.7 million ($0.9 million) related to achievement of development milestones in the three months ended December 31, 2020, due to the submission of the Company's BLA for Vicineum with the FDA in December 2020. The Company recorded an expense of €0.5 million ($0.6 million) related to the submission of the Marketing Authorization Application (“MAA”) to the European Medicines Agency (“EMA”) for Vicineum in the three months ended March 31, 2021.

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
Roche License Agreement
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
Financial Terms
The Company received from Roche an upfront license fee of $7.5 million in August 2016 upon the effectiveness of the License Agreement with Roche following approval by the Company's stockholders, and Roche agreed to pay up to an additional $262.5 million upon the achievement of specified regulatory, development and commercialization milestones with respect to up to two unrelated indications. Specifically, an aggregate amount of up to $197.5 million is payable to the Company for the achievement of specified milestones with respect to the first indication, consisting of (i) $72.5 million in development milestones, the next of which is $20.0 million for initiation of the first Phase II study, (ii) $50 million in regulatory milestones and (iii) $75 million in commercialization milestones. In September 2016, Roche paid the Company the first development milestone of $22.5 million as a result of the Investigational New Drug application for EBI-031 becoming effective on or before September 15, 2016. Additional amounts of up to $65 million are payable upon the achievement of specified development and regulatory milestones in a second indication.
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
Termination
Either the Company or Roche may each terminate the License Agreement with Roche if the other party breaches any of its material obligations under the agreement and does not cure such breach within a specified cure period. Roche may terminate the License Agreement with Roche following effectiveness by providing advance written notice to the Company or by providing written notice if the Company is debarred, disqualified, suspended, excluded, or otherwise declared ineligible from certain federal or state agencies or programs. The Company may terminate the License Agreement with Roche if, prior to the first filing of a BLA for a Roche Licensed Product, there is a period of twelve months where Roche is not conducting sufficient development activities with respect to the products made from the Roche Licensed Intellectual Property.
OUS Business Development Partnership Agreements

Qilu License Agreement
On July 30, 2020, the Company and its a wholly-owned subsidiary, Viventia Bio, Inc., entered into an exclusive license agreement with Qilu Pharmaceutical Co., Ltd. (“Qilu”) pursuant to which the Company granted Qilu an exclusive, sublicensable, royalty-bearing license, under certain intellectual property owned or exclusively licensed by the Company, to develop, manufacture and commercialize Vicineum (the “Licensed Product”) for the treatment of NMIBC and other types of cancer (the “Field”) in China, Hong Kong, Macau and Taiwan ("Greater China”). The Company also granted Qilu a non-

exclusive, sublicensable, royalty-bearing sublicense, under certain other intellectual property licensed by the Company to develop, manufacture and commercialize the Licensed Product in the Greater China. The Company retains (i) development, and commercialization rights in the rest of the world excluding Greater China and the Middle East and North Africa region ("MENA”) and (ii) manufacturing rights with respect to Vicineum in the rest of the world excluding China.

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

Qilu also agreed to pay the Company a 12% royalty based upon annual net sales of Licensed Products in Greater China. The royalties are payable on a Licensed Product-by-Licensed Product and region-by-region basis commencing on the first commercial sale of a Licensed Product in a region and continuing until the latest of (i) twelve years after the first commercial sale of such Licensed Product in such region, (ii) the expiration of the last valid patent claim covering or claiming the composition of matter, method of treatment, or method of manufacture of such Licensed Product in such region, and (iii) the expiration of regulatory or data exclusivity for such Licensed Product in such region (collectively, the “Royalty Terms”). The royalty rate is subject to reduction under certain circumstances, including when there is no valid claim of a licensed patent that covers a Licensed Product in a particular region or no data or regulatory exclusivity of a Licensed Product in a particular region.

Qilu is responsible for all costs related to developing, obtaining regulatory approval of and commercializing the Licensed Products in the Field in Greater China. Qilu is required to use commercially reasonable efforts to develop, seek regulatory approval for, and commercialize at least one Licensed Product in the Field in Greater China. A joint development committee was established between the Company and Qilu to coordinate and review the development, manufacturing and commercialization plans with respect to the Licensed Products in Greater China. The Company and Qilu also executed the terms and conditions of a supply agreement and related quality agreement pursuant to which the Company will manufacture or have manufactured and supply Qilu with all quantities of the Licensed Product necessary for Qilu to develop and commercialize the Licensed Product in the Field in Greater China until the Company has completed manufacturing technology transfer to Qilu and approval of a Qilu manufactured product by the National Medical Products Administration in China ("NMPA") for the Licensed Product has been obtained.

The License Agreement with Qilu will expire on a Licensed Product-by-Licensed Product and region-by-region basis on the date of the expiration of all applicable Royalty Terms. Either party may terminate the License Agreement with Qilu for the other party’s material breach following a cure period or upon certain insolvency events. Qilu has the right to receive a refund of all amounts paid to the Company in the event the License Agreement with Qilu is terminated under certain circumstances. The Qilu License Agreement with Qilu includes customary representations and warranties, covenants and indemnification obligations for a transaction of this nature.

The Qilu License Agreement is subject to the provisions of Accounting Standards Codification 606, Revenue from Contracts with Customers ("ASC 606"), which was adopted effective January 1, 2018. In 2020, the initial transaction price was estimated to be $11.2 million and was based on the up-front fixed consideration of $12 million less amounts withheld for VAT. The Company concluded that its promises under the License Agreement with Qilu represented one bundled performance obligation that had been achieved as of September 30, 2020. As such, $11.2 million of the total $11.2 million transaction price was considered earned and the Company recorded $11.2 million of revenue during the three-month period ended September 30, 2020.

The Investigational New Drug application for Vicineum submitted by Qilu to the Center for Drug Evaluation of the NMPA was accepted for review in January 2021 and approved in March 2021, resulting in a $3 million dollar milestone payment from Qilu, the first milestone payment out of the $23 million in potential milestone payments. The Company recorded $2.8 million (net of VAT) as license revenue during the three-month period ended March 31, 2021. The Company recorded the outstanding $2.8 million to accounts receivables as of March 31,2021. Additional consideration to be paid to the Company upon the achievement of other future milestones, as well as recoverability of VAT, will be recognized as revenue if it is expected that the amounts will be received and the amounts would not be subject to a constraint. As of March 31, 2021, none of these amounts were reasonably certain to be achieved due to the nature and timing of the underlying activities.
For the three months ended March 31, 2021, the Company recorded $0.3 million of income tax expense pursuant to the License Agreement with Qilu. The income tax expense relates to withholding taxes incurred in foreign jurisdictions and is reported as provision for income taxes on the Company's condensed consolidated statements of (operations) income and comprehensive (loss) income for the three months ended March 31, 2021.

Other OUS Business Development Partnership Agreements

On November 30, 2020, the Company entered into a license agreement pursuant to which the Company granted an exclusive, sublicensable, royalty-bearing license, under certain intellectual property owned or exclusively licensed by the Company, to commercialize Vicineum in the MENA region, ("the MENA License Agreement"). The Company retains development and commercialization rights in the rest of the world excluding Greater China and MENA. In consideration for the rights granted by the Company, the counterparty agreed to pay to the Company an upfront payment of $3 million, which would be subject to certain tax withholdings. In addition, the counterparty agreed to pay milestone payments upon the achievement of certain sales-based milestones as well as a royalty based upon annual net sales in the MENA region for the term of the license agreement.

The MENA License Agreement is also subject to the provisions of ASC 606. The initial transaction price was estimated by management as $1.5 million as of December 31, 2020 and was based on 50% of the upfront payment, or the amount not subject to a refund if certain regulatory approvals in MENA are not obtained. The Company also concluded that its promises under the MENA License Agreement represented two distinct performance obligations, the first of which is a bundled performance obligation related to the delivery of the license, associated know-how and certain documentation. The second performance obligation relates to the delivery of manufactured product. The first performance obligation (delivery of the license, associated know-how and certain documentation) was achieved during the quarter ended March 31, 2021; as such, a revenue of $1.5 million has been recognized. Additional variable consideration, determined to be allocated entirely to the bundled license performance obligation, to be paid to the Company based upon future sales levels will be recognized as revenue when the underlying sales of the licensed product occurs. In addition, variable consideration related to any future delivery of product will be recognized in future periods as the product is delivered. As of March 31, 2021, none of these additional amounts were reasonably certain to be achieved due to the nature and timing of the underlying activities.

14. SUBSEQUENT EVENTS

On May 3, 2021, the Company held its 2021 Annual Meeting of Stockholders. In addition to electing its Class I directors, ratifying the selection of its independent registered accounting firm and approving, on a non-binding advisory basis, the compensation of the Company’s named executive officers as disclosed in the Company’s definitive proxy statement filed on Schedule 14A with the SEC on March 25, 2021, stockholders approved the following proposals:

•    an amendment to the Company’s Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 200,000,000 to 400,000,000;
•    an amendment to the Company’s 2014 Stock Incentive Plan (the “2014 Incentive Plan”) to increase the number of shares of common stock reserved for issuance under the 2014 Incentive Plan by 12,000,000 shares of common stock; and
•    an amendment to the Company’s 2014 Employee Stock Purchase Plan (the “2014 ESPP”) to increase the number of shares of common stock reserved for issuance under the 2014 ESPP by 2,300,000 shares of common stock.

A certificate of amendment was filed with the Secretary of State of Delaware on May 3, 2021 to effect the increase in the number of shares of common stock.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations, as well as other sections in this Quarterly Report on Form 10-Q, should be read in conjunction with our unaudited interim condensed consolidated financial statements and related notes thereto appearing elsewhere herein and our audited annual consolidated financial statements and related notes thereto and “Management's Discussion and Analysis of Financial Condition and Results of Operations” for the year ended December 31, 2020, included in our Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (“SEC”) on March 15, 2021. In addition to historical financial information, some of the information contained in the following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"). All statements other than statements of historical facts, including statements regarding our future results of operations and financial position, the impact of the COVID-19 pandemic, business strategy, current and prospective products, product approvals, research and development costs, current and prospective collaborations, timing and likelihood of success, plans and objectives of management for future operations and future results of current and anticipated products, are forward-looking statements. These statements involve known and unknown risks, uncertainties, assumptions and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.
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

Overview
We are a late-stage clinical company advancing targeted fusion protein therapeutics ("TFPTs") for the treatment of patients with cancer. We genetically fuse the targeting antibody fragment and the cytotoxic protein payload into a single molecule that is produced through our proprietary one-step, microbial manufacturing process. We target tumor cell surface antigens with limited expression on normal cells. Binding of the target antigen by the TFPT allows for rapid internalization into the targeted cancer cell. We have designed our targeted proteins to overcome the fundamental efficacy and safety challenges inherent in existing antibody-drug conjugates ("ADCs") where a payload is chemically attached to a targeting antibody.
Our most advanced product candidate, Vicineum, also known as VB4-845, is a locally-administered targeted fusion protein composed of an anti-epithelial cell adhesion molecule ("EpCAM") antibody fragment tethered to a truncated form of Pseudomonas exotoxin A for the treatment of bacillus Calmette-Guérin ("BCG")-unresponsive non-muscle invasive bladder cancer ("NMIBC").
On December 18, 2020, we submitted our completed Biologics License Application ("BLA") for Vicineum for the treatment of BCG-unresponsive NMIBC to the United States Food and Drug Administration ("FDA"). On February 12, 2021, the FDA notified us that it had accepted for our BLA filing. The FDA also granted Priority Review for the BLA and the anticipated target PDUFA date for a decision on the BLA is August 18, 2021. In addition to the file acceptance and granting of Priority Review, the FDA also indicated that it is not currently planning to hold an advisory committee meeting to discuss the BLA for Vicineum.
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
Cohort 1 (n=86) Evaluable Population (n=82) Complete Response Rate, for CIS

Time Point	Evaluable Patients*	Complete Response Rate (95% Confidence Interval)
3-months	n=82	39% (28%-50%)
6-months	n=82	26% (17%-36%)
9-months	n=82	20% (12%-30%)
12-months	n=82	17% (10%-27%)
* Response-evaluable population includes any modified intention-to-treat ("mITT") patient who completed the induction phase.

Cohort 2 (n=7) Evaluable Population (n=7) Complete Response Rate, for CIS

Time Point	Evaluable Patients*	Complete Response Rate (95% Confidence Interval)
3-months	n=7	57% (18%-90%)
6-months	n=7	57% (18%-90%)
9-months	n=7	43% (10%-82%)
12-months	n=7	14% (0%-58%)
* Response-evaluable population includes any mITT patient who completed the induction phase.

Pooled Cohorts 1 and 2 (n=93) Evaluable Population (n=89) Complete Response Rate, for CIS

Time Point	Evaluable Patients*	Complete Response Rate (95% Confidence Interval)
3-months	n=89	40% (30%-51%)
6-months	n=89	28% (19%-39%)
9-months	n=89	21% (13%-31%)
12-months	n=89	17% (10%-26%)
* Response-evaluable population includes any mITT patient who completed the induction phase.

Phase 3 Pooled Complete Response Rate vs. Phase 2 Pooled Complete Response Rate

Time Point	Preliminary Phase 3 Pooled CRR (95% Confidence Interval)	Phase 2 Pooled CRR (95% Confidence Interval)
3-months	40% (30%-51%)	40% (26%-56%)
6-months	28% (19%-39%)	27% (15%-42%)
9-months	21% (13%-31%)	18% (8%-32%)
12-months	17% (10%-26%)	16% (7%-30%)

Cohort 3 (n=40) Evaluable Population (n=38) Recurrence-Free Rate†

Time Point	Evaluable Patients*	Recurrence-Free Rate (95% Confidence Interval)
3-months	n=38	71% (54%-85%)
6-months	n=38	58% (41%-74%)
9-months	n=38	45% (29%-62%)
12-months	n=38	42% (26%-59%)
† Recurrence-free rate is defined as the percentage of patients that are recurrence-free at the given assessment time point.
* Response-evaluable population includes any mITT patient who completed the induction phase.

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

Data are as of May 29, 2019 data cut from the Phase III VISTA trial. The clinical data shown are based on the data submitted in the BLA on December 18, 2020 and are currently under review by the FDA. Final numbers are pending.

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
Other Vicineum Activity
On December 18, 2020, we submitted the completed BLA, including Module 3 (CMC), to the FDA. After we submitted the BLA to the FDA, we participated in a successful Application Orientation Meeting, that is available in certain Center for Drug Evaluation and Research ("CDER") review divisions, at the review team’s discretion, for priority applications where early action is expected and/or desired. The objectives of the Application Orientation Meeting were to familiarize the FDA with application datasets, discussing scientific aspects including clinical risk-benefit, and establishing early communication between applicants and the FDA.
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
On March 5, 2021, we submitted the Marketing Authorization Application (“MAA”) to the European Medicines Agency (“EMA”) for Vicineum (oportuzumab monatox) for the treatment of BCG-unresponsive NMIBC under the EMA’s centralized procedure. The Company received notice on March 25, 2021 from the EMA that the Company’s MAA for Vicineum was found to be valid and that the review procedure had officially started. The Company remains on-track for potential approval of Vicineum in Europe in early 2022.

On March 31, 2021, we were informed that the Committee for Medicinal Products for Human Use of the EMA has conditionally accepted the proprietary brand name VYSYNEUMTM for our product candidate, oportuzumab monatox, in the European Union. The name VYSYNEUM has identical pronunciation to the U.S. proprietary brand name VICINEUMTM and was developed in accordance with the criteria outlined in the EMA’s Guideline on the acceptability of names for human medicinal products. The MAA for VYSYNEUM is currently under review with the EMA with potential approval expected in early 2022.

Manufacturing

In October 2018, we entered into a Master Bioprocessing Services Agreement with Fujifilm (the "Fujifilm MSA") for the manufacturing process and technology transfer of Vicineum drug substance production.

In April 2019, the first full, commercial-scale current Good Manufacturing Practice (“cGMP”) run was completed at Fujifilm. Full quality release testing was completed and all Phase 3 release specifications were met, supporting Fujifilm’s ability to produce the bulk drug substance form of Vicineum for commercial purposes if we receive regulatory approval to market Vicineum for the treatment of BCG-unresponsive NMIBC.

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

In December 2020, we received and analyzed all of the analytical comparability test results from the drug substance and drug product PPQ batches. For analytical comparability, we conducted testing across four categories: release testing, biophysical characterization, forced degradation studies, and stability studies. This approach is in alignment with requirements of the FDA, the EMA and the International Council for Harmonisation of Technical Requirements for Pharmaceuticals for Human Use. The test results for product intended for commercial use were found to be highly comparable to our clinical supply of Vicineum. Based on these results, we are optimistic that the FDA will determine that the commercial supply of Vicineum is comparable to the clinical supply of Vicineum, and that no additional clinical trials are warranted. The comparability data from the PPQ campaigns for both drug substance and drug product were the final material components of our completed BLA, which was submitted to the FDA on December 18, 2020.

In December 2020, we entered into a commercial manufacturing and supply framework agreement with Qilu (the "Qilu Framework Agreement") for Qilu to be a contract manufacturer for the global commercial supply of Vicineum. We believe that the technology transfer to Qilu for the manufacturing of Vicineum is on track to be completed in mid-2021.

In January 2021, we signed a Scope of Work (" SOW #10") with Fujifilm under the Fujifilm MSA for the manufacturing of commercial batches of Vicineum in 2021.

OUS Business Development Partnering

Greater China
On July 30, 2020, we and our wholly-owned subsidiary, Viventia Bio, Inc., entered into an exclusive license agreement with Qilu Pharmaceutical, Co., Ltd. ("Qilu") pursuant to which we granted Qilu an exclusive, sublicensable, royalty-bearing license, under certain intellectual property owned or exclusively licensed by us, to develop, manufacture and commercialize Vicineum for the treatment of BCG-unresponsive NMIBC and other types of cancer in China, Hong Kong, Macau and Taiwan ("Greater China"). We also granted Qilu a non-exclusive, sublicensable, royalty-bearing sublicense, under certain other intellectual property licensed by us to develop, manufacture and commercialize Vicineum in Greater China. We retain (i) development and commercialization rights in the rest of the world excluding Greater China and the Middle East and North Africa region (“MENA”) and (ii) manufacturing rights with respect to Vicineum in the rest of the world excluding Greater China.
During 2020, we received a total of $10 million in net proceeds associated with the Qilu License Agreement. We are also entitled to receive up to an additional $23 million upon the achievement of certain technology transfer, development and regulatory milestones, as well as a 12% royalty based upon annual net sales of Vicineum in Greater China. The royalties are payable upon the first commercial sale of Vicineum in a region and continuing until the latest of (i) twelve years after the first commercial sale of Vicineum in such region, (ii) the expiration of the last valid patent claim covering or claiming the composition of matter, method of treatment, or method of manufacture of such Vicineum in such region, and (iii) the expiration of regulatory or data exclusivity for such Vicineum in such region. The royalty rate is subject to reduction under certain circumstances, including when there is no valid claim of a licensed patent that covers Vicineum in a particular region or no data or regulatory exclusivity of Vicineum in a particular region.
The Investigational New Drug application ("IND") for Vicineum submitted by Qilu to the Center for Drug Evaluation of the China National Medical Products Administration was accepted for review in January 2021 and approved in March 2021. Based on the approval of the IND, we are entitled to receive a $3 million milestone payment from Qilu, the first milestone payment out of the $23 million in potential milestone payments from Qilu.
MENA
On November 30, 2020, we entered into an exclusive license agreement with Hikma Pharmaceuticals LLC ("Hikma") (the “Hikma License Agreement”) pursuant to which we granted Hikma an exclusive, sublicensable, royalty-bearing license, under certain intellectual property owned or exclusively licensed by us, to commercialize Vicineum in the MENA region. We retain development and commercialization rights in the rest of the world excluding Greater China and MENA. In consideration for the rights granted by us, Hikma agreed to pay to us an upfront payment, sales related milestones payments, and royalties and on net sales in the MENA region for the term of the Hikma License Agreement. The Company continues to work closely with its partner, Hikma Pharmaceuticals, to submit marketing authorization applications for Vicineum in 2021 in four key markets in the region: the Kingdom of Saudi Arabia, Jordan, Morocco and Egypt. These four markets represent a significant opportunity in the MENA region, as Saudi Arabia, Jordan and Morocco have some of the most advanced healthcare systems in the region while Egypt is the second largest economy in Africa. The Company anticipates the first wave of potential country approvals for Vicineum in the MENA region as early as 2022.

We maintain global development, marketing and commercialization rights for all of our TFPT-based product candidates. We intend to explore various commercialization strategies to market our approved products. If we obtain regulatory approval for Vicineum for the treatment of BCG-unresponsive NMIBC, we intend to build a North American specialty urology sales force to market the product in the United States. Outside the United States, we will continue to seek additional OUS business development partners with urology expertise. We also own or exclusively license worldwide intellectual property rights for all of our TFPT-based product candidates, covering our key patents with protection into 2036.

Liquidity and Going Concern
As of March 31, 2021, we had cash and cash equivalents of $110 million, net working capital (current assets less current liabilities) of $109.2 million and an accumulated deficit of $371.4 million. We incurred negative cash flows from operating activities of $30.8 million for the year ended December 31, 2020 and $18.5 million for the three months ended March 31, 2021. Since our inception, we have received no revenue from sales of our products, and we anticipate that operating losses will continue as we continue into the follow-up stage of our ongoing Phase 3 VISTA Trial of Vicineum for the treatment of BCG-unresponsive NMIBC and seek marketing approval from the FDA and EMA, and if approved, commercialize Vicineum. We have financed our operations to date primarily through private placements of our common stock, preferred stock, common stock warrants and convertible bridge notes, venture debt borrowings, our initial public offering ("IPO"), follow-on public offerings, sales effected in "at-the-market" ("ATM") offerings, out-license and OUS business development partnership agreements and, to a lesser extent, from a collaboration.
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
Our future success is dependent on our ability to develop, and if approved, commercialize our product candidates, including Vicineum for the treatment of BCG-unresponsive NMIBC, and ultimately upon our ability to attain profitable operations. In order to commercialize our product candidates, including Vicineum for the treatment of BCG-unresponsive NMIBC, we need to complete clinical development and comply with comprehensive regulatory requirements. We are subject to a number of risks similar to other late-stage clinical companies, including, but not limited to, successful discovery and development of our product candidates, raising additional capital, development and commercialization by our competitors of new technological innovations, protection of proprietary technology and market acceptance of our products. The successful discovery and development of product candidates, including Vicineum for the treatment of BCG-unresponsive NMIBC, requires substantial working capital, and we expect to seek additional funds through equity or debt financings or through additional OUS business development partnerships, collaborations, licensing transactions or other sources. We may be unable to obtain equity or debt financings or enter into additional OUS business development partnerships, collaborations or licensing transactions at favorable terms, or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of existing stockholders. Debt financing, if available, may involve agreements that include liens or other restrictive covenants limiting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through government or other third-party funding, strategic collaborations, OUS business development agreements, partnerships, alliances or licensing arrangements, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable. If we are unable to raise additional funds when needed, we may be required to implement cost reduction strategies and delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market.
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
We do not believe that our cash and cash equivalents of $110 million as of March 31, 2021 is sufficient to fund our current operating plan for at least twelve months after the issuance of our condensed consolidated financial statements. Based on our current operating plan, we anticipate having sufficient cash and cash equivalents to fund our operations through the fourth quarter of 2021; however, we have based this estimate on assumptions that may prove to be wrong, and our capital resources may be utilized faster than we currently expect. Given our history of significant losses, negative cash flows from operations, limited cash resources currently on hand, the impact of the ongoing COVID-19 pandemic on the capital markets, and dependence on our ability - about which there can be no certainty - to obtain additional financing to fund our operations after the current cash resources are exhausted, substantial doubt exists about our ability to continue as a going concern. The condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q were prepared under the assumption that we will continue as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

Components of Our Results of Operations
License Revenue
License revenue consists of revenue recognized pursuant to our OUS business development partnership agreements, including the Qilu License Agreement, for which is assessed under ASC 606. In the future, we may generate revenue from a combination of up-front payments, milestone payments and royalties in connection with our OUS business development partnership agreements, including the Qilu License Agreement.
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
•expenses associated with regulatory activities; and
•expenses associated with license milestone fees
We expense research and development costs as incurred. We recognize external development costs based on an evaluation of the progress to completion of specific tasks using information and data provided to us by our vendors and our clinical sites.
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
We allocate direct research and development expenses, consisting principally of external costs, such as fees paid to investigators, consultants, central laboratories and CROs in connection with our clinical trials, costs related to manufacturing or purchasing clinical trial materials and technology transfer and license milestone fees, to specific product programs. We do not allocate employee and contractor-related costs, costs associated with our platform and facility expenses, including depreciation or other indirect costs, to specific product programs because these costs may be deployed across multiple product programs under research and development and, as such, are separately classified. The table below provides research and development expenses incurred for Vicineum for the treatment of BCG-unresponsive NMIBC and other expenses by category. We have deferred further development of Vicineum for the treatment of squamous cell carcinoma of the head and neck and VB6-845d in order to focus our efforts and our resources on our ongoing development and, if approved, commercialization of Vicineum for the treatment of BCG-unresponsive NMIBC.
We did not allocate research and development expenses to any other specific product program during the periods presented (in thousands):

	Three Months ended March 31,
	2021	2020
Programs:
Vicineum for the treatment of BCG-unresponsive NMIBC	$3,566	$7,342
Total direct program expenses	3,566	7,342
Personnel and other expenses:
Employee and contractor-related expenses	2,271	1,167
Platform-related lab expenses	50	45
Facility expenses	125	110
Other expenses	66	203
Total personnel and other expenses	2,512	1,525
Total Research and Development	$6,078	$8,867
General and Administrative
General and administrative expenses consist primarily of salaries and related costs for personnel, including share-based compensation, in executive, operational, finance, business development and human resource functions. Other general and administrative expenses include facility-related costs, professional fees for legal, insurance, investment banking fees, patent, consulting and accounting services, commercial market research and United States pre-launch market readiness. Future reporting periods may include selling costs pursuant to our commercialization strategy.
Change in Fair Value of Contingent Consideration
In connection with the acquisition of Viventia Bio, Inc. ("Viventia") in September 2016, we recorded contingent consideration pertaining to the amounts potentially payable to the former shareholders of Viventia pursuant to the terms of the Share Purchase Agreement among us, Viventia and the other signatories thereto (the "Share Purchase Agreement") and are based on launch timing in certain markets and future revenue levels. The fair value of contingent consideration is assessed at each balance sheet date and changes, if any, to the fair value are recognized in earnings (or loss) for the period.
Other Income (Expense), Net
Other income (expense), net consists primarily of interest income earned on cash and cash equivalents and, to a lesser extent, any gains or losses on foreign exchange.
Provision for Income Taxes
Provision for income taxes consists of income taxes incurred to foreign jurisdictions pursuant to our OUS business development partnership agreements, including the Qilu License Agreement.

Our Results of Operations
Comparison of the Three Months ended March 31, 2021 and 2020

	Three Months ended March 31,		Increase/(Decrease)
	2021	2020	Dollars	Percentage
	(in thousands, except percentages)
License revenue	$4,310	$—	$4,310	—

Operating expenses:
Research and development	$6,078	$8,867	$(2,789)	(31)%
General and administrative	5,293	3,448	1,845	54%
Change in fair value of contingent consideration	48,160	(53,700)	101,860	(190)%
Total operating expenses	59,531	(41,385)	100,916	(244)%
(Loss) Income from operations	(55,221)	41,385	(96,606)	(233)%
Other (expense) income, net:
Other (expense) income, net	(3)	179	(182)	(102)%
Net (Loss) Income and Comprehensive (Loss) Income Before Taxes	$(55,224)	$41,564	$(96,788)	(233)%
Provision for income taxes	$(288)	$—	$(288)	—
Net (Loss) Income and Comprehensive (Loss) Income After Taxes	$(55,512)	$41,564	$(97,076)	(234)%

Revenue
Revenue for the three months ended March 31, 2021 was $4.3 million, which was due to the recognition of revenue resulting from the delivery of performance obligations and achieving the IND milestone in China pursuant to our OUS business development partnership agreements. The Company did not record any revenue for the three months ended March 31, 2020.
Research and Development
Research and development expenses were $6.1 million for the three months ended March 31, 2021 compared to $8.9 million for the three months ended March 31, 2020. The decrease of $2.8 million was due to decreased costs associated with technology transfer and manufacturing ($4.4 million) and lower clinical trial expense as a result of the Company’s Phase 3 VISTA trial winding down ($0.1 million). This was partially offset by increases in professional services, in support of the MAA submission to the EMA ($0.9 million), license milestone fees ($0.6 million) and employee-related compensation ($0.2 million).
General and Administrative
General and administrative expenses were $5.3 million for the three months ended March 31, 2021 compared to $3.4 million for the three months ended March 31, 2020. The increase of $1.9 million was due primarily to increases in legal fees ($0.7 million), employee-related compensation, driven by increased headcount as part of the commercial build ($0.7 million), professional services ($0.3 million), and other increases ($0.2 million).
Fair Value of Contingent Consideration
The non-cash change in fair value of contingent consideration was an increase of $48.2 million for the three months ended March 31, 2021 compared to decrease of $53.7 million for the three months ended March 31, 2020. The increase in the fair value of contingent consideration of $48.2 million for the three months ended March 31, 2021 was attributable primarily to changes in the competitive landscape, higher probability of regulatory success, expanded patient population, and to a lesser extent by refinement of timelines in certain markets outside the United States. In addition, the estimated fair value of contingent consideration is determined by applying appropriate discount rates to future cash outflows related to the contingent payment obligations, and these discount rates continue to fluctuate each period. The milestone payments constitute debt-like obligations, and the high-yield debt index rate applied to the milestones in order to determine the estimated fair value fluctuated from 8.4% as of December 31, 2020, to 7.4% as of March 31, 2021. The discount rate applied to the 2% earnout payment due on forecasted Vicineum revenues is derived from our estimated weighted-average cost of capital ("WACC"), and this WACC-derived discount rate fluctuated from 8.8% as of December 31, 2020, to 7.8% as of March 31, 2021.

The change in the fair value of contingent consideration was a decrease of $53.7 million for the three months ended March 31, 2020. This was primarily attributable to significant increases in applicable discount rates, as a result of the extreme volatility of financial markets as global economies shut down in order to contain the spread of COVID-19.

Other Income (Expense), Net
Other income (expense), net was de minimis for the three months ended March 31, 2021 compared to $0.2 million of income for the three months ended March 31, 2020. The change of $0.2 million was due primarily to lower interest income earned on cash balances.
Provision for Income Taxes
Provision for income taxes was $0.3 million for the three months ended March 31, 2021 compared to no provision for income taxes for the three months ended March 31, 2020. The increase of $0.3 million was due to income taxes incurred to a foreign jurisdiction pursuant to our OUS business development partnership agreement.

Liquidity and Capital Resources
Overview
As of March 31, 2021, we had cash and cash equivalents of $110 million, net working capital of $109.2 million and an accumulated deficit of $371.4 million. We incurred negative cash flows from operating activities of $30.8 million for the year ended December 31, 2020 and $18.5 million for the three months ended March 31, 2021. Since our inception, we have received no revenue from sales of our products, and we anticipate that operating losses will continue for the foreseeable future as we continue into the follow-up stage of our ongoing Phase 3 VISTA Trial of Vicineum for the treatment of BCG-unresponsive NMIBC and seek marketing approval from the FDA and the EMA and, if approved, commercialize Vicineum. We have financed our operations to date primarily through private placements of our common stock, preferred stock, common stock warrants and convertible bridge notes, venture debt borrowings, our IPO, follow-on public offerings, sales effected in ATM offerings, our OUS business development partnerships and license agreements and, to a lesser extent, from a collaboration.
In November 2019, we entered into an Open Market Sale Agreement SM (the "Sale Agreement") with Jefferies LLC ("Jefferies"), under which we may issue and sell shares of our common stock, par value $0.001 per share from time to time for an aggregate sales price of up to $35 million through Jefferies (the "ATM Offering"). In October 2020 and February 2021, the Company entered into Amendment No. 1 and No. 2 (the “Amendments”) to the Sale Agreement, respectively. The Amendments revised the Sale Agreement to reflect that the Company may issue and sell shares of its common stock from time to time for an aggregate sales price of up to an additional $50.0 million and $34.5 million through Amendment No. 1 and No. 2 to the Sale Agreement, respectively. Sales of common stock under the Sale Agreement are made by any method that is deemed to be an ATM offering as defined in Rule 415(a)(4) of the Securities Act of 1933, as amended, including but not limited to sales made directly on or through the Nasdaq Global Market or any other existing trading market for our common stock. We have no obligation to sell any of our common stock and may at any time suspend offers under the Sale Agreement or terminate the Sale Agreement. Subject to the terms and conditions of the Sale Agreement, Jefferies will use its commercially reasonable efforts to sell common stock from time to time, as the sales agent, based upon our instructions, which include a prohibition on sales below a minimum price set by us from time to time. We have provided Jefferies with customary indemnification rights, and Jefferies is entitled to a commission at a fixed rate equal to 3.0% of the gross proceeds for each sale of common stock under the Sale Agreement. For the three months ended March 31, 2021, we raised $72.6 million of net proceeds from the sale of 30.6 million shares of common stock at a weighted-average price of $2.44 per share under the ATM Offering. Share issue costs, including sales agent commissions, related to the ATM Offering totaled $2.2 million and $0.1 million for the three months ended March 31, 2021 and 2020, respectively.

We continue to monitor the effect of the outbreak of COVID-19. We are proactively executing risk mitigation strategies to attenuate the impact of COVID-19 on us, and at this time, we have not yet experienced any business disruptions as a result of the pandemic. We are continually assessing the effect of the COVID-19 pandemic on our operations and we are monitoring the spread of COVID-19 and the actions implemented to combat the virus throughout the world.
We do not believe that our cash and cash equivalents of $110 million as of March 31, 2021 is sufficient to fund our current operating plan for at least twelve months after the issuance of our condensed consolidated financial statements. Based on our current operating plan, we anticipate having sufficient cash and cash equivalents to fund our operations through the fourth quarter of 2021; however, we have based this estimate on assumptions that may prove to be wrong, and our capital resources may be utilized faster than we currently expect. Given our history of significant losses, negative cash flows from operations, limited cash resources currently on hand, the impact of the ongoing COVID-19 pandemic on the capital markets and dependence on our ability - about which there can be no certainty - to obtain additional financing to fund our operations after the current cash resources are exhausted, substantial doubt exists about our ability to continue as a going concern. The condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q were prepared under the assumption that we will continue as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

Funding Requirements
Our future success is dependent on our ability to develop, and if approved, commercialize our product candidates, including Vicineum for the treatment of BCG-unresponsive NMIBC, and ultimately upon our ability to attain profitable operations. In order to commercialize our product candidates, including Vicineum for the treatment of BCG-unresponsive NMIBC, we need to complete clinical development and comply with comprehensive regulatory requirements. We are subject to a number of risks similar to other late-stage clinical companies, including, but not limited to, successful discovery and development of our product candidates, raising additional capital, development and commercialization by our competitors of new technological innovations, protection of proprietary technology and market acceptance of our products. The successful discovery, development and, if approved, commercialization of product candidates, including Vicineum for the treatment of BCG-unresponsive NMIBC, requires substantial working capital, and we expect to seek additional funds through equity or debt financings or through additional OUS business development partnerships, collaborations, licensing transactions or other sources. We may be unable to obtain equity or debt financings or enter into additional OUS business development partnerships, collaborations or licensing transactions at favorable terms, or at all, and, if necessary, we may be required to implement cost reduction strategies.
We will incur substantial expenses if and as we:
•continue in our follow-up stage of our Phase 3 VISTA Trial for Vicineum for the treatment of BCG-unresponsive NMIBC;
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
•conduct research and pre-clinical and clinical development of Vicineum for the treatment of BCG-unresponsive NMIBC, less-than-adequate BCG and our other product candidates;
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
•our ability to establish additional OUS business development partnerships, collaborations or licensing arrangements on favorable terms, if at all, particularly manufacturing, marketing and distribution arrangements for our product candidates;
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

•the outcome, timing and cost of regulatory review by the FDA, EMA and comparable foreign regulatory authorities for Vicineum for the treatment of BCG-unresponsive NMIBC, including the potential for the FDA, EMA or comparable foreign regulatory authorities to require that we perform more studies than those that we currently expect to perform;
•our ability to achieve certain future regulatory, development and commercialization milestones under our out-license and OUS business development partnership agreements
•the effect of competing technological and market developments; and
•the revenue, if any, received from commercial sales of Vicineum for the treatment of BCG-unresponsive NMIBC, if approved.
Until such time, if ever, as we can generate substantial product revenues from commercial sales, we expect to finance our cash needs through a combination of equity offerings, debt financings, government or other third-party funding, strategic collaborations, OUS business development agreements, partnerships, alliances, and licensing arrangements. We do not have any committed external source of funds other than the amounts payable under the License Agreement with Roche and the License Agreement with Qilu. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of existing stockholders. Debt financing, if available, may involve agreements that include liens or other restrictive covenants limiting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through government or other third-party funding, strategic OUS business development partnerships, collaborations, alliances or licensing arrangements, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market ourselves.
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
Cash Flows
The following table sets forth a summary of our cash flows for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months ended March 31,
	2021	2020
Net Cash Used in Operating Activities	$(18,475)	$(8,838)
Net Cash Used in Investing Activities	—	—
Net Cash Provided by Financing Activities	73,051	3,180
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	$54,576	$(5,658)

Net Cash Used in Operating Activities
Net cash used in operating activities was $18.5 million for the three months ended March 31, 2021 and consisted primarily of a net loss of $55.5 million, which includes $4.3 million of revenue recognized pursuant to our license agreements, adjusted for non-cash items, including share-based compensation of $1.0 million, an increase in the fair value of contingent consideration of $48.2 million and a net decrease in operating assets and liabilities of $12.1 million.
Net cash used in operating activities was $8.8 million for the three months ended March 31, 2020 and consisted primarily of a net income of $41.6 million, adjusted for non-cash items, including share-based compensation of $0.4 million, a decrease in the fair value of contingent consideration of $53.7 million and a net increase in operating assets and liabilities of $2.9 million.
Net Cash Used in Investing Activities
There was no net cash used in investing activities during the three months ended March 31, 2021 and March 31, 2020.
Net Cash Provided by Financing Activities
Net cash provided by financing activities was $73.1 million and $3.2 million for the three months ended March 31, 2021 and March 31, 2020, respectively, and consisted, primarily, of net proceeds from the sale of common stock under the ATM Offering and, with respect to the three months ended March 31, 2020, sales of common stock under our 2014 ESPP.

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
Indefinite-lived intangible assets are quantitatively tested for impairment at least annually during the fourth quarter of the fiscal year, or more often if indicators of impairment are present. Impairment testing of indefinite-lived intangible assets requires management to estimate the future discounted cash flows of an asset using assumptions believed to be reasonable, but which are unpredictable and inherently uncertain. Actual future cash flows may differ from the estimates used in impairment testing. We recognize an impairment loss when and to the extent that the estimated fair value of an intangible asset is less than its carrying value. In addition, on a quarterly basis, we perform a qualitative review of our business operations to determine whether events or changes in circumstances have occurred which could indicate that the carrying value of our intangible assets was not recoverable. If an impairment indicator is identified, an interim impairment assessment is performed. Based on the annual testing and quarterly reviews performed, we concluded that the carrying value of our intangible assets was not impaired as of March 31, 2021 and December 31, 2020.
Goodwill
Goodwill on our consolidated balance sheet is the result of our acquisition of Viventia in September 2016 and represents the difference between the purchase price and the fair value of the identifiable tangible and intangible net assets acquired under the acquisition method of accounting. Goodwill is not amortized; rather than recording periodic amortization, goodwill is quantitatively tested for impairment at least annually during the fourth quarter of the fiscal year, or more often if indicators of impairment are present. Impairment testing of goodwill requires management to estimate the future discounted cash flows of a reporting unit using assumptions believed to be reasonable, but which are unpredictable and inherently uncertain. Actual future cash flows may differ from the estimates used in impairment testing. If the fair value of the equity of a reporting unit exceeds the reporting unit’s carrying value, including goodwill, then goodwill is considered not to be impaired. We recognize a goodwill impairment when and to the extent that the fair value of the equity of a reporting unit is less than the reporting unit's carrying value, including goodwill. We have only one reporting unit. In addition, on a quarterly basis, we perform a qualitative review of our business operations to determine whether events or changes in circumstances have occurred which could have a material adverse effect on the estimated fair value of each reporting unit and thus indicate a potential impairment of the goodwill carrying value. If an impairment indicator is identified, an interim impairment assessment is performed. Based on the annual testing and quarterly reviews performed, we concluded that there was no goodwill impairment as of March 31, 2021 and December 31, 2020.
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
Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss and research and development credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. A valuation allowance is recorded to the extent it is more likely than not that some portion or all of the deferred tax assets will not be realized.
Unrecognized income tax benefits represent income tax positions taken on income tax returns that have not been recognized in the financial statements. We recognize the benefit of an income tax position only if it is more likely than not (greater than 50%) that the tax position will be sustained upon tax examination, based solely on the technical merits of the tax position. Otherwise, no benefit is recognized. The tax benefits recognized are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. We recognize accrued interest and penalties related to uncertain tax positions as income tax expense in our consolidated statements of operations. As of March 31, 2021 and December 31, 2020, we did not have any uncertain tax positions.
Revenue
We record revenue from our out-license agreements and OUS business development partnership agreements, including the Roche License Agreement and Qilu License Agreement. Under each of these agreements, we granted the counterparty an exclusive license to develop and commercialize the underlying licensed product. These agreements contain up-front license fees, development and regulatory milestone payments, sales-based milestone payments, and sales-based royalty payments.
We determine whether our out-license agreements and OUS business development partnership agreements are in scope of ASC 606, which we adopted as of January 1, 2018. Under ASC 606, in determining the appropriate amount of revenue to be recognized as we fulfill our obligations under these agreements, we perform the following steps:

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

Development and Regulatory Milestones and Other Payments

At the inception of an arrangement that includes development milestone payments, we evaluate whether the development milestones are considered probable of being reached and estimate the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated development milestone value is included in the transaction price. Development milestone payments that are not within our control or the licensee's control, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. For payments pursuant to sales milestones and royalty payments, we will note recognize revenue until the subsequent sale of a licensed product occurs. For arrangements with one than one performance obligations, the milestones are generally allocated entirely to the license performance obligation, as (1) the terms of milestone and royalty payments relate specifically to the license and (2) allocating milestones and royalties to the license performance obligation is consistent with the overall allocation objective, because management’s estimate of milestones and royalties approximates the standalone selling price of the license.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as the end of the period covered by this Quarterly Report on Form 10-Q. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2021.
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
Changes in Internal Control Over Financial Reporting
During the three months ended March 31, 2021, there were no changes in our internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), which materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1.         Legal Proceedings.
We are not currently subject to any material legal proceedings.

Item 1A.    Risk Factors.
During the three months ended March 31, 2021, there were no material changes to the "Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2020. You should carefully consider the information described therein and in this Quarterly Report on Form 10-Q, which could materially affect our business condition, results of operations and cash flows.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds.
We did not issue any unregistered equity securities during the three months ended March 31, 2021.

Item 3.         Defaults Upon Senior Securities.
Not applicable.

Item 4.         Mine Safety Disclosures.
Not applicable.

Item 5.         Other Information.
None.

Item 6.        Exhibits.
Exhibit Index

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Eleven Biotherapeutics, Inc. Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on February 18, 2014 (File No. 001-36296).
3.2	Certificate of Amendment of Certificate of Incorporation. Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on May 17, 2018 (File No. 001-36296).
3.3*	Certificate of Amendment of Certificate of Incorporation.
3.4	Amended and Restated By-laws. Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on May 17, 2018 (File No. 001-36296).
4.1	Specimen Stock Certificate evidencing the shares of common stock. Incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-1/A filed on January 23, 2014 (Reg. No. 333-193131).
4.2
Form of Warrant issued to Silicon Valley Bank and Life Science Loans, LLC dated November 25, 2014. Incorporated by reference to Exhibit 10.23 to our Registration Statement on Form S-1 filed with the SEC on December 19, 2014 (Reg. No. 333-201176).

4.3	Form of Common Warrant. Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on November 3, 2017 (File. No. 001-36296).
4.4	Form of Warrant. Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on March 23, 2018 (File. No. 001-36296).
4.5	Form of 2017 Warrant Amendment Agreement. Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed October 29, 2019 (File No. 001-36296).
4.6	Form of 2018 Warrant Amendment Agreement. Incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K filed October 29, 2019 (File No. 001-36296).
10.1
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
101
Interactive Data File (Form 10-Q for the Quarterly Period ended March 31, 2021 filed in XBRL). The financial information contained in the XBRL-related documents is "unaudited" and "unreviewed." The instance document does not appear in the interactive file because its XBRL tags are embedded within the Inline XBRL document.

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

SESEN BIO, INC.
(Registrant)

Date:	May 10, 2021	By:	/s/ Thomas R. Cannell, D.V.M.
		Name:	Thomas R. Cannell, D.V.M.
		Title:	President and Chief Executive Officer
(Principal Executive Officer and Duly Authorized Officer)