Form 10-Q
period 2022-03-31
Sesen Bio, Inc.
filed 2022-05-09
CIK 1485003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
Not applicable
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 199,463,645 shares of the registrant's common stock outstanding as of May 2, 2022.

SESEN BIO, INC.
Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2022

i

PART I - FINANCIAL INFORMATION
Item 1.         Financial Statements
SESEN BIO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; In thousands, except share and per share data)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$169,790	$162,636
Accounts receivables	1,011	21,011
Other receivables	1,041	3,482
Prepaid expenses and other current assets	8,795	18,476
Total current assets	180,637	205,605

Non-current assets:
Restricted cash	20	20
Property and equipment, net	33	43
Intangible assets	14,700	14,700
Goodwill	13,064	13,064
Long term prepaid expenses	17,301	7,192
Other assets	85	123
Total non-current assets	$45,203	$35,142
Total Assets	$225,840	$240,747

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$666	$2,853
Accrued expenses	7,278	8,255
Other current liabilities	530	460
Total current liabilities	8,474	11,568

Non-current liabilities:
Contingent consideration	39,100	52,000
Deferred tax liability	3,969	3,969
Deferred revenue	1,500	1,500
Total non-current liabilities	44,569	57,469
Total Liabilities	53,043	69,037

Stockholders’ Equity:
Preferred stock, $0.001 par value per share; 5,000,000 shares authorized at March 31, 2022 and December 31, 2021; no shares issued and outstanding at March 31, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value per share; 400,000,000 shares authorized at March 31, 2022 and December 31, 2021; 199,463,645 shares issued and outstanding at March 31, 2022 and December 31, 2021	199	199
Additional paid-in capital	489,662	487,768
Accumulated deficit	(317,064)	(316,257)
Total Stockholders’ Equity	172,797	171,710
Total Liabilities and Stockholders’ Equity	$225,840	$240,747
The accompanying notes are an integral part of these condensed consolidated financial statements.

SESEN BIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited; In thousands, except per share data)

	Three Months Ended March 31,
	2022	2021

Revenue:
License and related revenue	$—	$4,310
Total Revenue	—	4,310

Operating expenses:
Research and development	4,760	6,078
General and administrative	8,975	5,293
Change in fair value of contingent consideration	(12,900)	48,160
Total operating expenses	835	59,531

Loss from Operations	$(835)	$(55,221)
Other income (expense), net	28	(3)
Loss Before Taxes	$(807)	$(55,224)
Provision for income taxes	—	(288)
Net Loss and Comprehensive Loss After Taxes	$(807)	$(55,512)

Net loss attributable to common stockholders - basic and diluted	$(807)	$(55,512)
Net loss per common share - basic and diluted	$0.00	$(0.35)
Weighted-average common shares outstanding - basic and diluted	$199,464	$157,033

The accompanying notes are an integral part of these condensed consolidated financial statements.

SESEN BIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited; In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2021	199,463,645	$199	$487,768	$(316,257)	$171,710
Net loss	—	—	—	(807)	(807)
Share-based compensation	—	—	1,894	—	1,894
Balance at March 31, 2022	199,463,645	$199	$489,662	$(317,064)	$172,797

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2020	140,449,647	$140	$306,554	$(315,921)	$(9,227)
Net loss	—	—	—	(55,512)	(55,512)
Share-based compensation	—	—	958	—	958
Exercises of stock options	30,610	—	39	—	39
Exercises of common stock warrants	852,840	1	468	—	469
Issuance of common stock under ATM Offering, net of issuance costs of $2.2 million	30,645,702	31	72,512	—	72,543
Balance at March 31, 2021	171,978,799	$172	$380,531	$(371,433)	$9,270
The accompanying notes are an integral part of these condensed consolidated financial statements.

SESEN BIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; In thousands)

	Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(807)	$(55,512)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	10	30
Share-based compensation	1,894	958
Change in fair value of contingent consideration	(12,900)	48,160
Changes in operating assets and liabilities:
Accounts receivable (net)	20,000	(2,886)
Other receivables	2,441	—
Prepaid expenses and other current assets	9,682	(6,250)
Long term prepaid expenses	(10,109)	—
Other assets	38	91
Accounts payable	(2,187)	(1,098)
Accrued expenses and other liabilities	(908)	(468)
Deferred revenue	—	(1,500)
Net cash provided (used in) operating activities	7,154	(18,475)
Cash Flows from Investing Activities:
Net cash used in investing activities	—	—
Cash Flows from Financing Activities:
Proceeds from exercises of common stock warrants	—	469
Proceeds from issuance of common stock under ATM Offering, net of issuance costs	—	72,543
Proceeds from exercises of stock options	—	39
Net cash provided by financing activities	—	73,051
Net increase in cash, cash equivalents and restricted cash	7,154	54,576
Cash, cash equivalents and restricted cash - beginning of period	162,656	55,409
Cash, cash equivalents and restricted cash - end of period	$169,810	$109,985

Supplemental cash flow disclosure:
Cash paid for amounts included in the measurement of lease liabilities	$43	$43
The accompanying notes are an integral part of these condensed consolidated financial statements.

SESEN BIO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. DESCRIPTION OF BUSINESS
Sesen Bio, Inc. ("Sesen" or the “Company”), a Delaware corporation formed in February 2008, is a late-stage clinical company advancing targeted fusion protein therapeutics ("TFPTs") for the treatment of patients with cancer. The Company’s most advanced product candidate, VicineumTM, also known as VB4-845, is a locally-administered targeted fusion protein composed of an anti-epithelial cell adhesion molecule ("EpCAM") antibody fragment tethered to a truncated form of Pseudomonas exotoxin A for the treatment of non-muscle invasive bladder cancer (“NMIBC”). The Company is in the follow-up stage of its single-arm, multi-center, open-label Phase 3 clinical trial of Vicineum as a monotherapy in patients with bacillus Calmette-Guérin ("BCG")-unresponsive NMIBC (the "VISTA Trial"). The VISTA Trial completed enrollment in April 2018 with a total of 133 patients. On December 18, 2020, the Company submitted its completed Biologics License Application (the "BLA") for Vicineum for the treatment of BCG-unresponsive NMIBC to the United States Food and Drug Administration ("FDA"). On February 12, 2021, the FDA notified the Company that it had accepted the BLA file. The FDA also granted Priority Review for the BLA and set a target Prescription Drug User Fee Act ("PDUFA") date for a decision on the BLA of August 18, 2021. On August 13, 2021, the Company received a complete response letter (“CRL”) from the FDA indicating that the FDA had determined that it could not approve the BLA for Vicineum in its present form and provided recommendations specific to additional clinical/statistical data and analyses in addition to chemistry, manufacturing and controls (“CMC”) issues pertaining to a recent pre-approval inspection and product quality.
In October 2021 and December 2021, the Company participated in a CMC Type A meeting and a Clinical Type A meeting, respectively, with the FDA to discuss issues raised in the CRL and design elements of an additional Phase 3 clinical trial for Vicineum, which the FDA confirmed will be required for a potential resubmission of a BLA. In March 2022, the Company participated in a Type C meeting with the FDA. During the Type C meeting, the FDA agreed to a majority of the Company’s proposed protocol and statistical analysis plan design elements for an additional Phase 3 clinical trial for potential resubmission of a BLA for Vicineum for the treatment of NMIBC. The Company plans to further engage the FDA in the coming months to align on the remaining outstanding items related to the additional Phase 3 clinical trial.
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
In addition, under the Share Purchase Agreement, the Company is obligated to pay to the Selling Shareholders certain post-closing contingent cash payments upon the achievement of specified milestones and based upon net sales, in each case subject to the terms and conditions set forth in the Share Purchase Agreement, including: (i) a one-time milestone payment of $12.5 million payable upon the first sale of Vicineum (the “Purchased Product”), in the United States; (ii) a one-time milestone payment of $7.0 million payable upon the first sale of the Purchased Product in any one of certain specified European countries; (iii) a one-time milestone payment of $3.0 million payable upon the first sale of the Purchased Product in Japan; and (iv) quarterly earn-out payments equal to 2% of net sales of the Purchased Product during specified earn-out periods. Such earn-out payments are payable with respect to net sales in a country beginning on the date of the first sale in such country and ending on the earlier of (i) December 31, 2033, and (ii) fifteen years after the date of such sale, subject to early termination in certain circumstances if a biosimilar product is on the market in the applicable country. Under the Share Purchase Agreement, the Company, its affiliates, licensees and subcontractors are required to use commercially reasonable efforts, for the first seven years following the closing of the Viventia Acquisition, to achieve marketing authorizations throughout the world and, during the applicable earn-out period, to commercialize the Purchased Product in the United States, France, Germany, Italy, Spain, United Kingdom, Japan, China and Canada. Certain of these payments are payable to individuals or affiliates of individuals that became employees or members of the Company's board of directors. However, as of March 31, 2022, none of these individuals are active employees or members of the Company's board of directors.

2. BASIS OF PRESENTATION
The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles ("GAAP"). Any reference in these notes to applicable guidance is meant to refer to GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates ("ASUs"), promulgated by the Financial Accounting Standards Board ("FASB").
Interim Financial Statements
The accompanying unaudited interim condensed consolidated financial statements have been prepared from the books and records of the Company in accordance with GAAP for interim financial information and Rule 10-01 of Regulation S-X promulgated by the United States Securities and Exchange Commission (“SEC”), which permit reduced disclosures for interim periods. All adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the accompanying condensed consolidated balance sheets and statements of operations and comprehensive (loss) income, stockholders’ equity (deficit) and cash flows have been made. Although these interim financial statements do not include all of the information and footnotes required for complete annual financial statements, management believes the disclosures are adequate to make the information presented not misleading. These unaudited interim results of operations and cash flows for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the full year. These unaudited interim condensed consolidated financial statements and footnotes should be read in conjunction with the Company’s audited annual consolidated financial statements and footnotes included in its Annual Report on Form 10-K, as filed with the SEC on February 28, 2022, wherein a more complete discussion of significant accounting policies and certain other information can be found.
Use of Estimates
The preparation of financial statements in accordance with GAAP and the rules and regulations of the SEC requires the use of estimates and assumptions, based on judgments considered reasonable, which affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates and assumptions on historical experience, known trends and events and various other factors that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Although management believes its estimates and assumptions are reasonable when made, they are based upon information available at the time they are made. Management evaluates the estimates and assumptions on an ongoing basis and, if necessary, makes adjustments. Due to the risks and uncertainties involved in the Company’s business and evolving market conditions, and given the subjective element of the estimates and assumptions made, actual results may differ from estimated results. The most significant estimates and judgments impact the fair value of intangible assets; goodwill and contingent consideration; income taxes (including the valuation allowance for deferred tax assets); and research and development expenses.
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
3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company's complete summary of significant accounting policies can be found in "Item 15. Exhibits and Financial Statement Schedules - Note 3. Summary of Significant Accounting Policies" in the audited annual consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2021.
4. RECENT ACCOUNTING PRONOUNCEMENTS
Adopted in 2022
In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity ("ASU 2020-06"). ASU 2020-06 simplifies the complexity associated with applying US GAAP for certain financial instruments with characteristics of both liability and equity. More specifically, the amendments focus on the guidance for convertible instruments and derivative scope exception for contracts in an entity’s own equity. The ASU also amends the diluted earnings per share (EPS) guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021, and should be applied on a full or modified retrospective basis. The Company adopted this guidance on a modified retrospective basis effective January 1, 2022 and it did not have an impact on the Company's financial position, results of operations including per-share amounts, or cash flows.
In May 2021, the FASB issued ASU No. 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options ("ASU 2021-04"). ASU 2021-04 clarifies and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. ASU 2021-04 is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021, and should be applied on a prospective basis. The Company adopted this guidance effective January 1, 2022 and it did not have an impact on the Company's financial position, results of operations including per-share amounts, or cash flows.
Other recent accounting pronouncements issued, but not yet effective, are not expected to be applicable to the Company or have a material effect on the consolidated financial statements upon future adoption.
5. FAIR VALUE MEASUREMENT AND FINANCIAL INSTRUMENTS
The carrying values of cash and cash equivalents, restricted cash, prepaid expenses and other current assets, and accounts payable on the Company’s condensed consolidated balance sheets approximated their fair values as of March 31, 2022 and December 31, 2021 due to their short-term nature.
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
The following tables set forth the carrying amounts and fair values of the Company's financial instruments measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022
			Fair Value Measurement Based on
	Carrying Amount	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (cash equivalents)	$16,378	$16,378	$16,378	$—	$—
Liabilities:
Contingent consideration	$39,100	$39,100	$—	$—	$39,100

	December 31, 2021
			Fair Value Measurement Based on
	Carrying Amount	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (cash equivalents)	$16,382	$16,382	$16,382	$—	$—
Liabilities:
Contingent consideration	$52,000	$52,000	$—	$—	$52,000
The Company evaluates transfers between fair value levels at the end of each reporting period. There were no transfers of assets or liabilities between fair value levels during the quarter ended March 31, 2022.
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
The estimated fair value of the Company’s contingent consideration was determined using probabilities of successful achievement of regulatory milestones and commercial sales, the period in which these milestones and sales are expected to be achieved through 2033, the level of commercial sales of Vicineum forecasted for the US, Europe, Japan, China and other potential markets and discount rates ranging from 9.0% to 9.7% as of March 31, 2022 and 8.0% to 9.3% as of December 31, 2021. There have been no changes to the valuation methods utilized during the three months ended March 31, 2022.
The following table sets forth a summary of the change in the fair value of the Company's contingent consideration liability, measured on a recurring basis at each reporting period, for the quarter ended March 31, 2022, (in thousands).

Balance at December 31, 2021	$52,000
Change in fair value of contingent consideration	(12,900)
Balance at March 31, 2022	$39,100
The fair value of the Company’s contingent consideration is determined based on the present value of projected future cash flows associated with sales-based milestones and earnouts on net sales and is heavily dependent on discount rates to estimate the fair value at each reporting period. Earnouts are determined using an earnout rate of 2% on all commercial net sales of Vicineum through December 2033. The discount rate applied to the 2% earnout is derived from the Company’s weighted-average cost of capital (“WACC”), which has fluctuated from 9.3% as of December 31, 2021 to 9.0% as of March 31, 2022. Milestone payments constitute debt-like obligations, and therefore a high-yield debt index rate is applied to the milestones in order to determine the estimated fair value. This index rate changed from 8.0% as of December 31, 2021 to 9.7% as of March 31, 2022. The decrease in the fair value of contingent consideration of $12.9 million for the three months ended March 31, 2022 was driven by changes in underlying assumptions used to develop the revenue projections.

In March 2022, the Company participated in a Type C meeting with the FDA. During the Type C meeting, the FDA agreed to a majority of the Company's proposed protocol and statistical analysis plan design elements for an additional Phase 3 clinical trial for potential resubmission of a BLA for Vicineum for the treatment of NMIBC. The Company also learned during the meeting that the FDA is trending away from accepting single arm trials across therapeutic areas, including NMIBC, and has a strong preference for randomized controlled trials. The Company plans to further engage the FDA in the coming months to align on the remaining outstanding items related to the additional Phase 3 clinical trial. Incorporating the FDA feedback from the Type C meeting, plans for further discussions with the FDA prior to initiation of the additional Phase 3 clinical trial, as well as updates to the competitive landscape, the Company reassessed the underlying assumptions used to develop the revenue projections upon which the fair value of its contingent consideration is based. The most significant and impactful assumptions in the Company’s revenue projection models are timing of potential commercial product launch, probabilities of clinical and regulatory success, and market share. The Company anticipates further delays in the start of commercialization due to the likelihood of the requirement to conduct a randomized controlled trial which will require more patients to be enrolled, lengthen the duration of the study, and increase study costs. The company is also projecting lower estimated market share as a result of recent clinical and regulatory progress made by competitors. The Company has assessed a commercialization timeline assumption and applied a probability to each outcome based on management’s best estimate. The Company continues to assume a POS in achieving certain clinical and regulatory milestones in the range of approximately 45% to 55% globally. Any changes in these assumptions and estimates, or other information obtained, may have a significant impact on the remeasurement of the contingent consideration liability in the future.
6. RECEIVABLES
The accounts receivable balance as of March 31, 2022 is $1.0 million compared to $21.0 million as of December 31, 2021. The decrease is driven by the receipt of the $20.0 million milestone from F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (collectively, “Roche”) for the initiation of a Phase II clinical trial in the fourth quarter of 2021.
The other receivable balance as of March 31, 2022 is $1.0 million compared to $3.5 million as of December 31, 2021. The decrease is driven primarily by the receipt of $1.8 million for German VAT recovery related to drug substance sent to Baxter in 2020 and 2019.
7. INTANGIBLES AND GOODWILL
Intangibles
Intangible assets on the Company's condensed consolidated balance sheet are the result of the Viventia Acquisition in September 2016. The following table sets forth the composition of intangible assets as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
IPR&D intangible assets:
Vicineum European Union rights	$14,700	$14,700
Total Intangibles	$14,700	$14,700
The fair value of the acquired intangible assets for the EU rights of Vicineum is determined using a risk-adjusted discounted cash flow approach, which includes probability adjustments for projected revenues and operating expenses based on the success rates assigned to each stage of development for each geographical region; as well as discount rates applied to the projected cash flows. In August 2021, the Company received a CRL from the FDA regarding its BLA for Vicineum for the treatment of BCG-unresponsive NMIBC, the Company’s lead product candidate. In the CRL, the FDA determined that it could not approve the BLA for Vicineum in its present form and provided recommendations specific to additional clinical/statistical data and analyses in addition to CMC issues pertaining to a recent pre-approval inspection and product quality. Also in August 2021, the Company withdrew its MAA to the EMA for Vysyneum for the treatment of BCG-unresponsive NMIBC in order to pause its plans to pursue regulatory approval of Vysyneum in the EU until there is more clarity from the FDA on next steps for Vicineum in the United States. Given the inherent uncertainty in the development plans for Vicineum as a result of the CRL and the Company’s withdrawal of its MAA, an impairment analysis was conducted in the third quarter of 2021, which concluded that the carrying value of the Company’s intangible asset of Vicineum United States rights was fully impaired as of September 30, 2021. The $31.7 million of impairment charges as of September 30, 2021 were due to delays in the expected start of commercialization and lower probabilities of success, combined with higher operating expenses expected to be incurred prior to commercialization, resulting in lower expected future cash flows estimated in the US market. At that time, management assessed that the carrying value of the Vicineum EU rights was not at significant risk of impairment in the future within the current range of commercialization timelines and POS assumptions. This was primarily due to the fact that the EU asset is burdened with significantly less expense than the US asset, as the Company’s strategic operating plan is to sublicense Vicineum to business development partners in all regions outside the US, including the EU, with it earning a potential combination of upfront, milestone, and royalty payments, and the business development partner bearing the majority of regulatory and commercialization costs.
In March 2022, the Company participated in a Type C meeting with the FDA. During the Type C meeting, the FDA agreed to a majority of the Company's proposed protocol and statistical analysis plan design elements for an additional Phase 3 clinical trial for potential resubmission of a BLA for Vicineum for the treatment of NMIBC. The Company also learned during the meeting that the FDA is trending away from accepting single arm trials across therapeutic areas, including NMIBC, and has a strong preference for randomized controlled trials. The Company plans to further engage the FDA in the coming months to align on the remaining outstanding items related to the additional Phase 3 clinical trial. Based on the outcome of the Type C meeting as well as updates to the competitive landscape, the Company reassessed the underlying assumptions used to develop its revenue projections, which were then used as significant inputs to determine the fair value of the indefinite-lived intangible asset. Management updated the revenue forecast models based on further launch delays in both US and OUS regions as well as slightly lower market share. The Company anticipates further delays in the start of commercialization due to the likelihood of the requirement to conduct a randomized controlled trial which will require more patients to be enrolled, lengthen the duration of the study, and increase study costs. The company is also projecting lower estimated market share as a result of recent clinical and regulatory progress made by competitors. Accordingly, the Company identified this as a potential impairment indicator and performed an interim quantitative impairment assessment during the first quarter of 2022. The Company concluded that the carrying value of the Company's intangible asset of Vicineum EU rights was not impaired as of March 31, 2022.
Goodwill
Goodwill on the Company's condensed consolidated balance sheet is the result of the Viventia Acquisition in September 2016. Goodwill had a carrying value of $13.1 million as of March 31, 2022 and December 31, 2021. Based on the outcome of the Type C meeting as well as updates to the competitive landscape, the Company reassessed the underlying assumptions used to develop its revenue projections, which were then used as significant inputs to determine the fair value of equity. Management updated its revenue forecast models based on further launch delays in both US and OUS regions as well as slightly lower market share. Accordingly, the Company identified these changes to the revenue forecast, as well as the decline in the Company’s stock price and market capitalization during the first quarter of 2022, as potential impairment indicators and performed a quantitative impairment analysis during the first quarter of 2022, in advance of the Company's typical annual assessment date of October 1. The Company concluded that the carrying value of its goodwill of $13.1 million was not impaired as of March 31, 2022, with the fair value of equity of the reporting unit exceeding the estimated carrying value of the reporting unit by approximately 29%.
The Company believes it has sufficient future cash flows from additional geographic regions outside the US to support the value of its goodwill. The Company projects future cash flows based on various timeline assumptions and applies a probability to each outcome based on management’s best estimate. In addition, probabilities of success in achieving certain clinical and regulatory success in the Company's current development profile (ranging from 45% to 55% globally) and underlying discount rates also have a material effect on the estimated fair value of its reporting unit as of the impairment assessment date. The Company will continue to evaluate its timelines for commercialization and probability of success of development of Vicineum for the treatment of NMIBC. Further reductions to probabilities of success, decrease in market share, additional development and commercial launch delays, increases in underlying discount rates, or any decision to undertake any strategic alternative as a result of the review process that the Company has initiated, have the potential to result in future goodwill impairment.

8. ACCRUED EXPENSES
The following table sets forth the composition of accrued expenses as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
Research and development	$981	$1,841
Payroll-related expenses	2,675	2,967
Restructuring charge related	990	1,497
Professional fees	2,582	1,941
Other	50	9
Total Accrued Expenses	$7,278	$8,255
9. COMMITMENTS AND CONTINGENCIES
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
On August 19, 2021, August 31, 2021, and October 7, 2021, three substantially identical securities class action lawsuits captioned Bibb v. Sesen Bio, Inc., et. al., Case No. 1:21-cv-07025, Cizek v. Sesen Bio, Inc., et. al., Case No. 1:21-cv-07309, and Markman v. Sesen Bio, Inc. et al., Case No. 1:21-cv-08308 were filed against the Company and certain of its officers in the US District Court for the Southern District of New York. The three complaints alleged violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder based on statements made by the Company concerning its BLA for Vicineum for the treatment of BCG-unresponsive NMIBC. The three complaints sought compensatory damages and costs and expenses, including attorneys’ fees. On October 29, 2021, the court consolidated the three cases under the caption In re Sesen Bio, Inc. Securities Litigation, Master File No. 1:21-cv-07025-AKH (the “Securities Litigation”), and appointed Ryan Bibb, Rodney Samaan, Lionel Dreshaj and Benjamin Dreshaj (“Lead Plaintiffs”) collectively as the lead plaintiffs under the Private Securities Litigation Reform Act. On November 1, 2021, two stockholders filed motions to reconsider asking the court to appoint a different lead plaintiff. The court has not ruled on those motions at this time. On November 24, 2021, defendants filed a motion to transfer venue to the US District Court for the District of Massachusetts. That motion was fully briefed as of December 13, 2021, but the court has not yet ruled on that motion. On December 6, 2021, the Lead Plaintiffs filed an amended class action complaint (the “Amended Complaint”). The Amended Complaint alleges the same violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder on the same theory as the prior complaints. The defendants moved to dismiss the Amended Complaint on March 7, 2022. The plaintiffs filed their opposition to that motion on April 6, 2022 and Defendants filed their reply in further support of the motion to dismiss on May 6, 2022. The court has not yet ruled on the motion.
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

The three derivative complaints seek unspecified damages, restitution and disgorgement of profits, benefits and compensation obtained by the defendants and costs and expenses, including attorneys’ fees. On October 18, 2021, the court consolidated the two federal court cases under the caption In re Sesen Bio, Inc. Derivative Litigation, Lead Case No. 1:21-cv-11538 (the “Federal Derivative Litigation”). On December 22, 2021, the court entered a joint stipulation among the parties to stay the Federal Derivative Litigation until after a ruling on any motion to dismiss filed by defendants in the Securities Litigation. On May 1, 2022, the plaintiffs filed a verified consolidated shareholder derivative complaint in the Federal Derivative Litigation. Defendants intend to seek a similar stay of the state court derivative litigation.
The Company believes that these lawsuits are without merit and intends to vigorously defend against them. The lawsuits are in the early stages and, at this time, no assessment can be made as to the likely outcome or whether the outcome will be material to the Company.
Executive Employment Agreements
The Company has entered into employment agreements or offer letters with certain of its key executives, providing for separation payments and benefits in certain circumstances, as defined in the agreements.
10. LEASES
The Company accounts for operating leases under ASC Topic 842, Leases. The Company's lease portfolio includes an operating lease for its 31,100 square foot facility in Winnipeg, Manitoba which consists of manufacturing, laboratory, warehouse and office space. In September 2020, the Company entered into an extension of this lease for an additional two years, through September 2022, with a right to extend the lease for one subsequent three-year term. The minimum monthly rent under this lease is CAD $18,100 (approximately $14,500 at exchange rates in effect on March 31, 2022). In addition to rent expense, the Company expects to incur CAD $18,200 per month related to operating expenses (approximately $14,500 at exchange rates in effect on March 31, 2022). Operating lease cost under this lease, including the related operating costs, were $0.1 million for the three months ended March 31, 2022 and March 31, 2021.
The asset component of the Company’s operating leases is recorded as operating lease right-of-use assets and reported within other assets on the Company's condensed consolidated balance sheets. The right of use asset total was $0.1 million as of March 31, 2022 and December 31, 2021. The short-term lease liability is recorded in other current liabilities and the long-term lease liability is recorded in other liabilities on the Company’s condensed consolidated balance sheets. The short-term lease liability was $0.1 million as of March 31, 2022 and December 31, 2021. There was no long-term operating lease liability as of March 31, 2022 or December 31, 2021. Operating lease cost is recognized on a straight-line basis over the term of the lease.
In addition, the Company has short-term property leases for modular office space for 1) its corporate headquarters in Cambridge, MA and 2) office space in Philadelphia, PA. The short-term leases renew every six to twelve months and currently extend through June 2023 and May 2023, respectively. The minimum monthly rent for these office spaces is $2,100 and $18,400, respectively, which is subject to change if and as the Company adds space to or deducts space from the leases.
11. STOCKHOLDERS' EQUITY
Equity Financings
ATM Offering
The Company has entered into an Open Market Sale Agreement SM with Jefferies LLC ("Jefferies"), dated November 29, 2019, as amended by Amendment No. 1 dated October 30, 2020, Amendment No. 2 dated February 17, 2021 and Amendment No. 3, dated June 1, 2021 (as amended, the "Sale Agreement"), under which the Company may issue and sell shares of its common stock, par value $0.001 per share, from time to time through Jefferies (the “ATM Offering”). In June and July 2021, the Company filed prospectus supplements with the SEC in connection with the offer and sale of up to an aggregate of $200 million of common stock pursuant to the Sale Agreement of which $97.8 million of common stock remain available for future issuance as of March 31, 2022. Sales of common stock under the Sale Agreement are made by any method that is deemed to be an ATM offering as defined in Rule 415(a)(4) of the Securities Act of 1933, as amended, including but not limited to sales made directly on or through the Nasdaq Global Market or any other existing trading market for the Company's common stock. The Company may sell shares of its common stock efficiently from time to time but has no obligation to sell any of its common stock and may at any time suspend offers under the Sale Agreement or terminate the Sale Agreement. Subject to the terms and conditions of the Sale Agreement, Jefferies will use its commercially reasonable efforts to sell common stock from time to time, as the sales agent, based upon the Company’s instructions, which include a prohibition on sales below a minimum price set by the Company from time to time. The Company has provided Jefferies with customary indemnification rights, and Jefferies is entitled to a commission at a fixed rate equal to 3.0% of the gross proceeds for each sale of common stock under the Sale Agreement. The Company did not sell any shares of common stock pursuant to the Sale Agreement during the three months ended March 31, 2022. The Company raised $72.6 million of net proceeds from the sale of 30.6 million shares of common stock at a weighted-average price of $2.44 per share during the three months ended March 31, 2021. Share issuance costs, including sales agent commissions, related to the ATM Offering totaled $2.2 million during the three months ended March 31, 2021.
Preferred Stock
Pursuant to its Amended and Restated Certificate of Incorporation (the "Certificate of Incorporation"), the Company is authorized to issue 5.0 million shares of "blank check" preferred stock, $0.001 par value per share, which enables its board of directors, from time to time, to create one or more series of preferred stock. Each series of preferred stock issued shall have the rights, preferences, privileges and restrictions as designated by the board of directors. The issuance of any series of preferred stock could affect, among other things, the dividend, voting and liquidation rights of the Company's common stock. The Company had no preferred stock issued and outstanding as of March 31, 2022 and 2021.
Common Stock
Following approval by the Company’s stockholders on May 3, 2021, an amendment became effective to the Certificate of Incorporation that increased the number of authorized shares of common stock from 200 million to 400 million, of which 199 million shares were issued and outstanding as of March 31, 2022 and December 31, 2021. In addition, the Company had reserved for issuance the following amounts of shares of its common stock for the purposes described below as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
Shares of common stock issued	199,464	199,464
Shares of common stock reserved for issuance for:
Warrants	199	199
Stock options	16,783	15,703
Restricted stock units	4,965	3,041
Shares available for grant under 2014 Stock Incentive Plan	3,564	8,933
Shares available for sale under 2014 Employee Stock Purchase Plan	2,300	2,300
Total shares of common stock issued and reserved for issuance	227,275	229,640
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
Warrants
All of the Company’s outstanding warrants are non-tradeable and equity-classified because they meet the derivative scope exception under ASC Topic 815-40, Derivatives and Hedging - Contracts in Entity’s Own Equity (“ASC 815-40”). The following table sets forth the Company's warrant activity for the three months ended March 31, 2022 (in thousands):

Issued	Exercise Price	Expiration	December 31, 2021	Issued	(Exercised)	(Cancelled)	March 31, 2022
Mar-2018	$0.55*	Mar-2023	132	—	—	—	132
Nov-2017	$0.55*	Nov-2022	12	—	—	—	12
May-2015	$11.83	Nov-2024	28	—	—	—	28
Nov-2014	$11.04	Nov-2024	27	—	—	—	27
			199	—	—	—	199
* Exercise price shown (i) reflects modification and (ii) is subject to further adjustment based on down round provision added by amendment described in “Item 15. Exhibits and Financial Statement Schedules - Note. 12 Stockholders’ Equity (Deficit)” in the audited annual consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.
12. EARNINGS (LOSS) PER SHARE
A net loss cannot be diluted. Therefore, when the Company is in a net loss position, basic and diluted loss per common share are the same. If the Company achieves profitability, the denominator of a diluted earnings per common share calculation includes both the weighted-average number of shares outstanding and the number of common stock equivalents, if the inclusion of such common stock equivalents would be dilutive. Dilutive common stock equivalents potentially include warrants, stock options and unvested restricted stock awards and units using the treasury stock method, along with the effect, if any, from outstanding convertible securities. The majority of the Company’s outstanding warrants to purchase common stock have participation rights to any dividends that may be declared in the future and are therefore considered to be participating securities. Participating securities have the effect of diluting both basic and diluted earnings per share during periods of income. During periods of loss, no loss is allocated to the participating securities since the holders have no contractual obligation to share in the losses of the Company.
The following potentially dilutive securities outstanding as of March 31, 2022 and 2021 have been excluded from the denominator of the diluted loss per share of common stock outstanding calculation (in thousands):

	March 31,
	2022	2021
Warrants	199	1,394
Stock options	16,783	14,380
RSUs and PSUs	6,555	—
Total	23,537	15,774
13. SHARE-BASED COMPENSATION
The following table sets forth the amount of share-based compensation expense recognized by the Company by line item on its Condensed Consolidated Statements of Operations and Comprehensive Loss for three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Research and development	$502	$178
General and administrative	1,392	780
Total Share Based Compensation	$1,894	$958
2014 Stock Incentive Plan
The Company's 2014 Stock Incentive Plan, as amended (the "2014 Plan"), was adopted by its board of directors in December 2013 and subsequently approved by its stockholders in January 2014. The 2014 Plan became effective immediately prior to the closing of the Company's IPO in February 2014 and provides for the grant of incentive and non-qualified stock options, restricted stock awards, restricted stock units ("RSU"), stock appreciation rights and other stock-based awards, with amounts and terms of grants determined by the Company's board of directors at the time of grant, to the Company's employees, officers, directors, consultants and advisors.
At the Annual Meeting of the Company's stockholders in June 2019, the Company's stockholders approved an amendment to the 2014 Plan that (i) increased by 7.9 million the number of shares of common stock reserved for issuance under the 2014 Plan and (ii) eliminated the “evergreen” or automatic replenishment provision of the 2014 Plan, pursuant to which the number of shares of common stock authorized for issuance under the 2014 Plan was automatically increased on an annual basis. At the Annual Meeting of the Company’s stockholders in May 2021, the Company’s stockholders approved an amendment to the 2014 Plan that increased by 12 million the number of shares of common stock reserved for issuance under the 2014 Plan. There were approximately 3.6 million shares of common stock available for issuance under the 2014 Plan as of March 31, 2022.
Stock options outstanding under the 2014 Plan generally vest over a four-year period at the rate of 25% of the grant vesting on the first anniversary of the date of grant and 6.25% of the grant vesting at the end of each successive three-month period thereafter. Stock options granted under the 2014 Plan are exercisable for a period of ten years from the date of grant. There were approximately 13.2 million stock options outstanding under the 2014 Plan as of March 31, 2022.
On September 9, 2021, the Board of Directors and the Compensation Committee of the Company approved a retention program for all current employees, except for the Chief Executive Officer, pursuant to which the Company will provide certain incentives designed to retain such employees (the “Retention Program”). Pursuant to the Retention Program and effective as of October 1, 2021, the Company’s non-executive employees received a combination of a cash bonus award and a one-time RSU award which will vest in full on September 30, 2022, subject to continued employment through September 30, 2022. Each RSU represents a contingent right to receive one share of the Company’s common stock.
Also pursuant to the Retention Program and effective as of October 1, 2021, the Company’s executive officers, except for the Chief Executive Officer, were granted a one-time performance-based restricted stock unit (“PSU”) award equal to the value of approximately fifty percent of current base salary. Each PSU represents a contingent right to receive one share of the Company’s common stock upon the satisfaction of pre-determined performance criteria. Subject to continued employment, such awards vest on September 30, 2023 upon the determination by the Compensation Committee of the level of achievement of certain key milestones consisting of a clinical trial milestone, an employee retention milestone and cash management milestones. As of March 31, 2022 achievement was deemed probable for only the cash management milestone, representing 20% of the PSU awards.
2009 Stock Incentive Plan
The Company maintains a 2009 Stock Incentive Plan, as amended and restated (the "2009 Plan"), which provided for the grant of incentive and non-qualified stock options and restricted stock awards and restricted stock units, with amounts and terms of grants determined by the Company's board of directors at the time of grant, to its employees, officers, directors, consultants and advisors. Upon the closing of its IPO in February 2014, the Company ceased granting awards under the 2009 Plan and all shares (i) available for issuance under the 2009 Plan at such time and (ii) subject to outstanding awards under the 2009 Plan that expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased without having been fully exercised or resulting in any common stock being issued were carried over to the 2014 Plan. Stock options granted under the 2009 Plan are exercisable for a period of ten years from the date of grant. There were approximately 0.1 million fully vested stock options outstanding under the 2009 Plan as of March 31, 2022.
Out-of-Plan Inducement Grants
From time to time, the Company has granted equity awards to its newly hired employees, including executives, in accordance with the Nasdaq Stock Market LLC ("Nasdaq") employment inducement grant exemption (Nasdaq Listing Rule 5635(c)(4)). Such grants are made outside of the 2014 Plan and act as an inducement material to the employee's acceptance of employment with the Company. There were approximately 3.5 million stock options outstanding which were granted as employment inducement awards outside of the 2014 Plan as of March 31, 2022.
Stock Options
The following table sets forth a summary of the Company’s total stock option activity, including awards granted under the 2014 Plan and 2009 Plan and inducement grants made outside of stockholder approved plans, for the three months ended March 31, 2022:

	Number of Shares under Option (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	15,703	$1.93	8.03	$82
Granted	1,080	$0.71
Exercised	—	—
Canceled or forfeited	—	—
Outstanding at March 31, 2022	16,783	$1.85	7.92	$1
Exercisable at March 31, 2022	8,513	$1.68	7.26	$1
The Company recognized share-based compensation expense of $1.9 million for the three months ended March 31, 2022. The stock option related expenses were $1.3 million and $1.0 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, there was $9.6 million of total unrecognized compensation cost related to unvested stock options which the Company expects to recognize over a weighted-average period of 2.56 years. The weighted-average grant-date fair value of stock options granted during the three months ended March 31, 2022 and 2021 were $0.45 and $2.05, respectively. No stock options were exercised during the three months ended March 31, 2022. The total intrinsic value of stock options exercised for the three months ended March 31, 2021 was de minimis.
For the three months ended March 31, 2022 and 2021, the grant-date fair value of stock options was determined using the following weighted-average inputs and assumptions in the Black-Scholes option pricing model:

	Three Months Ended March 31,
	2022	2021
Fair market value	$0.71	$3.15
Grant exercise price	$0.71	$3.15
Expected term (in years)	6.0	6.0
Risk-free interest rate	1.7%	0.8%
Expected volatility	71.9%	75.0%
Dividend yield	—%	—%
Restricted Stock Units and Performance Stock Units
The following table sets forth a summary of the Company's RSU and PSU activity for the three months ended March 31, 2022:

	Restricted Stock Units (in thousands)	Weighted Average Grant Date Fair Value
Unvested at December 31, 2021	3,041	$0.80
Granted RSU	3,960	$0.67
Granted PSU	1,004	$0.67
Unvested at March 31, 2022	8,005	$0.72
The Company did not grant any RSUs or PSUs during the three months ended March 31, 2021.
The share-based compensation expense related to RSUs and PSUs for the three months ended March 31, 2022 was $0.6 million. There was no shared-based compensation expense related to RSUs and PSUs for the three months ended March 31, 2021. As of March 31, 2022, there was $5.0 million of total unrecognized compensation cost related to unvested RSUs and PSUs which the Company expects to recognize over a weighted-average period of 2.94 years.

14. EMPLOYEE BENEFIT PLANS
2014 Employee Stock Purchase Plan
The Company's 2014 Employee Stock Purchase Plan ("2014 ESPP") was adopted by its board of directors in December 2013 and subsequently approved by its stockholders in January 2014. The 2014 ESPP became effective immediately prior to the closing of the Company's IPO in February 2014 and established an initial reserve of 0.2 million shares of the Company's common stock for issuance to participating employees. At the Annual Meeting of the Company's stockholders in May 2021, the Company's stockholders approved an amendment to the 2014 ESPP that increased by 2.3 million the number of shares of common stock reserved for issuance under the 2014 ESPP. The purpose of the 2014 ESPP is to enhance employee interest in the success and progress of the Company by encouraging employee ownership of common stock of the Company. The 2014 ESPP provides employees with the opportunity to purchase shares of common stock at a 15% discount to the market price through payroll deductions or lump sum cash investments. The Company estimates the number of shares to be issued at the end of an offering period and recognizes expense over the requisite service period. Shares of the common stock issued and sold pursuant to the 2014 ESPP are shown on the condensed consolidated statements of changes in stockholders' equity (deficit). As of March 31, 2022, there were 2.3 million shares of common stock available for sale under the 2014 ESPP. The Company did not sell any shares under the ESPP for the three months ended March 31, 2022 and 2021.
Defined Contribution Plans
United States - 401(k) Plan
The Company maintains a 401(k) defined contribution retirement plan which covers all of its US employees. Employees are eligible to participate on the first of the month following their date of hire. Under the 401(k) plan, participating employees may defer up to 100% of their pre-tax salary, subject to certain statutory limitations. Employee contributions vest immediately. The plan allows for a discretionary match per participating employee up to a maximum of $4,000 per year. The expenses incurred for the periods presented were de minimis amount for each of the three months ended March 31, 2022 and 2021, respectively.
Canada - Defined Contribution Plan
The Company maintains a defined contribution plan for its Canadian employees. Participants may contribute a percentage of their annual compensation to this plan, subject to statutory limitations. The Company contributes up to the first 4% of eligible compensation for its Canadian-based employees to the retirement plan. The expenses incurred for the periods presented were de minimis amount for each of the three months ended March 31, 2022 and 2021, respectively.
15. LICENSE AGREEMENTS
In-License Agreements
License Agreement with Zurich
The Company has a license agreement with the University of Zurich ("Zurich") which grants the Company exclusive license rights, with the right to sublicense, to make, have made, use and sell under certain patents primarily directed to the Company's targeting agent, including an EpCAM chimera and related immunoconjugates and methods of use and manufacture of the same (the “Zurich License Agreement”). These patents cover some key aspects of Vicineum. The Company's receipt of the CRL regarding the BLA for Vicineum for the treatment of BCG-unresponsive NMIBC triggered a $0.5 million milestone payment to Zurich. Under the Zurich License Agreement, the Company is also obligated to pay up to a 4% royalty on the net product sales for products covered by or manufactured using a method covered by a valid claim in the Zurich patent rights, which includes Vicineum. Royalties owed to Zurich will be reduced if the total royalty rate owed by the Company to Zurich and any other third party is 10% or greater, provided that the royalty rate to Zurich may not be less than 2% of net sales. The obligation to pay royalties in a particular country expires upon the expiration or termination of the last of the Zurich patent rights that covers the manufacture, use or sale of a product. There is no obligation to pay royalties in a country if there is no valid claim that covers the product or a method of manufacturing the product. The Company recorded an expense of $0.3 million and $0.5 million related to meeting a development milestone, (the submission of the Company’s BLA with the FDA in December 2020), in the fourth quarter of 2020, and a regulatory milestone, (the Company’s receipt of the CRL from the FDA in August 2021), in the third quarter of 2021, respectively.
License Agreement with Micromet
The Company has a License Agreement with Micromet AG ("Micromet"), now part of Amgen, Inc., which grants it nonexclusive rights, with certain sublicense rights, for know-how and patents allowing exploitation of certain single chain antibody products (the “Micromet License Agreement”). These patents cover some key aspects of Vicineum. Under the terms of the Micromet License Agreement, as of March 31, 2022, the Company may be obligated to pay up to €2.4 million in milestone payments for the first product candidate that achieves applicable regulatory and sales-based development milestones (approximately $2.7 million at exchange rates in effect on March 31, 2022). The Company is also required to pay up to a 3.5%

royalty on the net sales for products covered by the agreement, which includes Vicineum. The royalty rate owed to Micromet in a particular country will be reduced to 1.5% if there are no valid claims covering the product in that country. The obligation to pay royalties in a particular country expires upon the later of the expiration date of the last valid claim covering the product and the tenth anniversary of the first commercial sale of the product in such country. Finally, the Company is required to pay to Micromet an annual license maintenance fee of €50,000 (approximately $55,559 at exchange rates in effect as of March 31, 2022), that can be credited towards any royalty payment the Company owes to Micromet. The Company recorded an expense of €0.7 million ($0.9 million) related to achievement of a development milestone in the three months ended December 31, 2020, due to the submission of the Company's BLA for Vicineum with the FDA in December 2020. The Company recorded an expense of €0.5 million ($0.6 million) related to the submission of the MAA to the EMA for Vysyneum™ in the first quarter of 2021. Vysyneum is the proprietary brand name that was conditionally approved by the EMA for oportuzumab monatox in the European Union.
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
In September 2016, Roche paid the Company the first development milestone of $22.5 million as a result of the Investigational New Drug application for EBI-031 becoming effective on or before September 15, 2016. In December 2021, a $20 million milestone was achieved due to Roche initiating a Phase II clinical trial. Management evaluated the milestone under the provisions of Accounting Standards Codification 606, Revenue from Contracts with Customers ("ASC 606”), and determined it is probable that a significant revenue reversal will not occur in future periods, which was not the case in the previous quarter. Accordingly, the Company invoiced Roche $20 million with payment terms of 30 days following the achievement of the corresponding milestone event, pursuant to the Roche License Agreement and $20 million was recorded as license revenue and accounts receivables in the fourth quarter of 2021. In January 2022, the payment of $20 million was received.
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
The Qilu License Agreement is subject to the provisions of ASC 606. In 2020, the initial transaction price was estimated to be $11.2 million and was based on the up-front fixed consideration of $12 million less amounts withheld for VAT. The Company concluded that its agreements under the Qilu License Agreement represented one bundled performance obligation that had been achieved as of September 30, 2020. As such, $11.2 million of the total $11.2 million transaction price was considered earned and the Company recorded $11.2 million of revenue during the three-month period ended September 30, 2020.
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
The MENA License Agreement is subject to the provisions of ASC 606. The initial transaction price was estimated by management as $1.5 million as of December 31, 2020 and was based on 50% of the upfront payment, or the amount not subject to a refund if certain regulatory approvals in MENA are not obtained. The remaining upfront payment ($1.5 million) is subject to a refund if certain regulatory approvals in MENA are not obtained and recorded as deferred revenue. The Company also concluded that its agreements under the MENA License Agreement represented two distinct performance obligations, the first of which is a bundled performance obligation related to the delivery of the license, associated know-how and certain documentation. The second performance obligation relates to the delivery of manufactured product. The first performance obligation (delivery of the license, associated know-how and certain documentation) was achieved during the quarter ended March 31, 2021; as such, revenue of $1.5 million has been recognized. Additional variable consideration, determined to be allocated entirely to the bundled license performance obligation, to be paid to the Company based upon future sales levels will be recognized as revenue when the underlying sales of the licensed product occurs. In addition, variable consideration related to any future delivery of product will be recognized in future periods as the product is delivered. As of March 31, 2022, none of these additional amounts were reasonably certain to be achieved due to the nature and timing of the underlying activities.
EIP License Agreement
On August 5, 2021, the Company entered into an exclusive license agreement with EİP Eczacıbaşı İlaç Pazarlama A.Ş., (“EIP”) pursuant to which it granted EIP an exclusive license to register and commercialize Vicineum for the treatment of BCG-unresponsive NMIBC in Turkey and Northern Cyprus (the “EIP License Agreement"). Under the terms of the EIP License Agreement, the Company is entitled to receive an upfront payment of $1.5 million. The Company and EIP have amended the license agreement to defer EIP's payment of the upfront payment to coincide with the potential FDA approval of Vicineum. The Company is eligible to receive additional regulatory and commercial milestone payments of $2.0 million and is also entitled to receive a 30% royalty on net sales in Turkey and Northern Cyprus. The EIP License Agreement is subject to the provisions of ASC 606 and as of March 31, 2022, none of these amounts have been received by the Company. No initial transaction price was estimated by management, therefore no revenue was recorded as of March 31, 2022. The Company also concluded that its promises under the EIP License Agreement represented two distinct performance obligations, the first of which is a bundled performance obligation related to the delivery of the license and associated know-how. The second performance obligation relates to the delivery of manufactured product. Additional variable consideration, determined to be allocated entirely to the bundled license performance obligation, to be paid to the Company based upon future regulatory milestones will be recognized as achievement of those milestones. In addition, variable consideration related to any future delivery of product will be recognized in future periods as the product is delivered. As of March 31, 2022, none of these additional amounts were reasonably certain to be achieved due to the nature and timing of the underlying activities.
16. RESTRUCTURING AND RELATED ACTIVITIES
On August 30, 2021, the Company approved a restructuring plan to reduce operating expenses and better align its workforce with the needs of its business following receipt of the CRL from the FDA regarding the BLA for Vicineum for the treatment of BCG-unresponsive NMIBC (the “Restructuring Plan”).
The Restructuring Plan included a reduction in the Company’s workforce by 18 positions (or approximately 35% of the Company’s workforce as of the date of the Restructuring Plan), as well as additional cost-saving initiatives intended to preserve capital while the Company continues development of Vicineum. The following is a summary of accrued restructuring costs related to the Restructuring Plan, (in thousands):

Balance as of December 31, 2021	$1,497
Cash payments	(507)
Balance at March 31, 2022	$990
The Company expects that substantially all of the accrued restructuring costs as of March 31, 2022 will be paid in cash by the end of September 2022.
17. SUBSEQUENT EVENTS
On May 3, 2022, Sesen Bio, Inc., (the “Company”) announced that it has initiated a process to review strategic alternatives with the goal of maximizing shareholder value. Potential strategic alternatives to be explored and evaluated during the review process may include the sale of the Company, a merger, acquisition or other business combination, a strategic partnership with one or more parties, or the licensing, sale or divestiture of some of the Company’s proprietary technologies. The Company is actively working with an investment bank in this process. Pending any decision to undertake any strategic alternative, the Company is continuing its development activities in accordance with its existing business strategy.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations, as well as other sections in this Quarterly Report on Form 10-Q, should be read in conjunction with our unaudited interim condensed consolidated financial statements and related notes thereto appearing elsewhere herein and our audited annual consolidated financial statements and related notes thereto and “Management's Discussion and Analysis of Financial Condition and Results of Operations” for the year ended December 31, 2021, included in our Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (“SEC”) on February 28, 2022. In addition to historical financial information, some of the information contained in the following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"). All statements other than statements of historical facts, including statements regarding our future results of operations and financial position, the impact of the COVID-19 pandemic, business strategy, current and prospective products, product approvals, research and development costs, current and prospective collaborations, timing and likelihood of success, plans and objectives of management for future operations and future results of current and anticipated products, are forward-looking statements.
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
•our plans and ability to resolve the concerns identified in the European Medicines Agency’s (“EMA”) Withdrawal Assessment Report related to our marketing authorization application ("MAA") for Vysyneum™ (the “EMA Withdrawal Report”);
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
•our plans to conduct an additional Phase 3 clinical trial for Vicineum for the treatment of NMIBC to address questions related to clinical matters raised in the CRL;
•our plans to further engage the FDA in the coming months to align on the remaining outstanding items related to the additional Phase 3 clinical trial;
•our plans to review strategic alternatives with the goal of maximizing shareholder value
•our plans to continue our development activities in accordance with our existing business strategy pending any decision to undertake any strategic alternative;
•our plans and ability to resubmit a BLA for Vicineum for the treatment of NMIBC to the FDA following the issuance of the CRL by the FDA, and if approved by the FDA, our ability to commercialize Vicineum for the treatment of NMIBC;
•our plans and ability to resume pursuing regulatory approval of Vysyneum™ (the proprietary brand name that was conditionally approved by the EMA for oportuzumab monatox in the European Union) of NMIBC in the European Union when there is more clarity from the FDA on next steps for Vicineum in the US;
•our intentions to work closely with the FDA to understand next steps for Vicineum for the treatment of NMIBC in the US;
•our intentions to work closely with the EMA to understand next steps for Vysyneum for the treatment of NMIBC in the European Union;
•the impact of the completion of the independent internal review completed in February 2022, including any related investigations, reviews or proceedings, shareholder lawsuits or reputational harm;
•the potential impact of the COVID-19 pandemic on our business;
•our expected future loss and accumulated deficit levels;

•the difficulties and expenses associated with obtaining and maintaining regulatory approval of Vicineum for the treatment of NMIBC in the United States, the European Union and other non-US jurisdictions, and the labeling under any approval we may obtain;
•our projected financial position and estimated cash burn rate;
•our belief that we will have sufficient future cash flows from additional geographic regions outside the US to support the value of our goodwill and EU indefinite-lived, acquired in-process research and development ("IPR&D");
•our plans to continue to evaluate timelines for commercialization and probability of success of development of Vicineum for the treatment of NMIBC;
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
•our strategic operating plan to sublicense Vicineum for the treatment of NMIBC to business development partners in all regions outside the US, including the European Union, to earn a potential combination of upfront, milestone, and royalty payments, and the business development partner to bear the majority of regulatory and commercialization costs;
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
•our expectation that there may be potential for a synergistic effect when Vicineum is given in combination with checkpoint inhibitors; and
•our expectations regarding the amount and timing of milestone and royalty payments pursuant to our out-license agreements and OUS business development partnership agreements, including our license agreement with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (collectively, “Roche”), (the “Roche License Agreement”) and our exclusive license agreement with Qilu for the development, manufacture and commercialization of Vicineum in China, Hong Kong, Macau and Taiwan ("Greater China").
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
•we may need to raise substantial additional capital to fund our operations;
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
•we may not be successful in identifying one or more strategic alternatives or ultimately pursuing a strategic alternative that delivers the anticipated benefits or enhances shareholder value;

•our exploration and evaluation of strategic alternatives or the public announcement thereof may be disruptive to our business operations or cause our stock price to fluctuate significantly;
•we may not achieve profitable operations or access needed capital;
•we may experience delays or difficulties related to the continued clinical development of Vicineum for the treatment of NMIBC, including delays in clinical trial sites receiving the supplies and materials needed to conduct clinical trials, difficulty in establishing or managing relationships with contract research organizations ("CROs"), difficulties in recruiting clinical site investigators and clinical site staff and difficulties in enrolling patients or treating patients in active trials due to COVID-19 or otherwise;
•clinical trials of Vicineum for the treatment of NMIBC, including an additional Phase 3 clinical trial for Vicineum, or any of our other product candidates, may not demonstrate safety and efficacy to the satisfaction of the FDA, EMA or other non-US regulatory authorities or otherwise produce favorable results;
•we may not obtain marketing approval of Vicineum for the treatment of NMIBC in the United States, the European Union or other non-US jurisdictions;
•Vicineum may not gain market acceptance for the treatment of NMIBC in the United States, the European Union or other non-US jurisdictions;
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
•we may not be granted relief from delisting from Nasdaq if necessary; and
•such other factors described throughout Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Quarterly Report on Form 10-Q and throughout Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2021.
Our product candidates are investigational biologics undergoing clinical development and have not been approved by the FDA, EMA or other comparable non-US regulatory authorities. On August 13, 2021, we received a CRL from the FDA indicating that the FDA had determined that it could not approve the BLA for Vicineum in its present form. On August 20, 2021, we withdrew our MAA to the EMA for Vysyneum for the treatment of BCG-unresponsive NMIBC in order to pause our plans to pursue regulatory approval of Vysyneum in the European Union until there is more clarity from the FDA on next steps for Vicineum in the United States. In October and December 2021, we participated in a CMC Type A meeting and a Clinical Type A meeting, respectively, with the FDA to discuss issues raised in the CRL and design elements of an additional Phase 3 clinical trial for Vicineum, which the FDA confirmed will be required for a potential resubmission of a BLA. In March 2022, we participated in a Type C meeting with the FDA. During the Type C meeting, the FDA agreed to a majority of our proposed protocol and statistical analysis plan design elements for an additional Phase 3 clinical trial for potential resubmission of a BLA for Vicineum for the treatment of NMIBC. We plan to further engage the FDA in the coming months to align on the remaining outstanding items related to the additional Phase 3 clinical trial. On May 3, 2022, we announced that we have initiated a process to review strategic alternatives with the goal of maximizing shareholder value. Potential strategic alternatives to be explored and evaluated during the review process may include the sale of our company, a merger, acquisition or other business combination, a strategic partnership with one or more parties, or the licensing, sale or divestiture of some of our proprietary technologies. We are actively working with an investment bank in this process. Pending any decision to undertake any strategic alternative, we are continuing our development activities in accordance with our existing business strategy.
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
Our most advanced product candidate, Vicineum, also known as VB4-845, is a locally-administered targeted fusion protein composed of an anti-epithelial cell adhesion molecule ("EpCAM") antibody fragment tethered to a truncated form of Pseudomonas exotoxin A for the treatment of NMIBC.
Regulatory Update
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
On October 29, 2021, we participated in a Type A Meeting with the FDA to discuss questions related to CMC raised in the CRL (the “CMC Type A Meeting”). During the CMC Type A Meeting, we and the FDA reviewed issues related to CMC to be further discussed during the review of a BLA for Vicineum upon potential resubmission. We believe we have a clear understanding of what additional information regarding CMC is required for a potential resubmission of a BLA. Additionally, although not discussed in the CRL, the FDA confirmed at the CMC Type A Meeting that Vicineum manufactured using the proposed commercial process is comparable to Vicineum used in prior clinical trials. The FDA also confirmed that we can utilize Vicineum manufactured during process validation for any future clinical trials needed to address issues raised in the CRL, and that these potential trials can proceed while addressing CMC issues.
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
On March 28, 2022, we participated in a Type C meeting with the FDA. During the meeting, the FDA agreed to a majority of our proposed protocol and statistical analysis plan design elements for an additional Phase 3 clinical trial for potential resubmission of a BLA for Vicineum for the treatment of NMIBC. We plan to further engage the FDA in the coming months to align on the remaining outstanding items related to the additional Phase 3 clinical trial.

Prior Phase 3 Clinical Trial – VISTA Trial
In the third quarter of 2015 in the United States and Canada, through our subsidiary Viventia, we commenced our single-arm, multi-center, open-label Phase 3 clinical trial (“VISTA Trial”) in patients with BCG-unresponsive NMIBC who have received adequate BCG and whose disease is now BCG-unresponsive, and for whom the then-current standard of care was a radical cystectomy. Based on safety and efficacy data observed with the longer 12-week induction in our Phase 2 clinical trial, the FDA agreed to our plan to employ more frequent dosing in the VISTA Trial, in which the primary endpoints were complete response (“CR”) and duration of response (“DoR”) in patients with CIS whose disease is BCG-unresponsive. In November 2016, the FDA issued draft guidance regarding appropriate clinical trial design for new drugs and biologics for BCG-unresponsive NMIBC, including the use of single-arm trials. The FDA finalized this guidance in February 2018 and retained many of the recommendations from the 2016 draft guidance regarding clinical trial design, including the use of single-arm trials. We believe that our VISTA Trial design was consistent with these aspects of the FDA’s guidance.
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
In December 2020, we received and analyzed all of the analytical comparability test results from the drug substance and drug product PPQ batches. For analytical comparability, we conducted testing across four categories: release testing, biophysical characterization, forced degradation studies, and stability studies. This approach is in alignment with requirements of the FDA, the EMA and the International Council for Harmonisation of Technical Requirements for Pharmaceuticals for Human Use. The test results for Vicineum produced by Fujifilm and Baxter were found to be comparable to supply of Vicineum manufactured at our Winnipeg facility for the VISTA trial.
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
In January 2022, we signed a Scope of Work ("SOW #11") with Fujifilm under the Fujifilm MSA for the manufacturing of GMP batches of Vicineum in 2022 and 2023.
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
Turkey
On August 5, 2021, we entered into an exclusive license agreement with EİP Eczacıbaşı İlaç Pazarlama A.Ş., (“EIP”) pursuant to which we granted EIP an exclusive license to register and commercialize Vicineum for the treatment of BCG-unresponsive NMIBC in Turkey and Northern Cyprus. Under the terms of the licensing agreement, we are entitled to receive an upfront payment of $1.5 million. We and EIP have amended the license agreement to defer EIP’s payment of the upfront payment to coincide with the potential FDA approval of Vicineum. We are also eligible to receive additional regulatory and commercial milestone payments of $2.0 million and are entitled to receive a 30% royalty on net sales in Turkey and Northern Cyprus.
Internal Review
On February 25, 2022, we announced the completion of an independent internal review initiated by our board of directors (the “Board”) and conducted by outside counsel with the assistance of subject matter experts focusing on the conduct of, and data generated from, the clinical trials of Vicineum for the treatment of BCG-unresponsive NMIBC, and the overall safety of Vicineum (the “Review”). The Review took place over the course of five months, involved full cooperation from our management team, a review of more than 600,000 documents, and 39 interviews of current and former employees and consultants. As a result of the Review, the Board continues to fully support our current management team and believes no changes or amendments relating to our prior disclosures to the SEC or the FDA relating to Vicineum, the Phase 3 VISTA trial for Vicineum for the treatment of BCG-unresponsive NMIBC, or the BLA for Vicineum are warranted.
Review of Strategic Alternatives
On May 3, 2022, we announced that we have initiated a process to review strategic alternatives with the goal of maximizing shareholder value. Potential strategic alternatives to be explored and evaluated during the review process may include the sale of our company, a merger, acquisition or other business combination, a strategic partnership with one or more parties, or the licensing, sale or divestiture of some of our proprietary technologies. We are actively working with an investment bank in this process. Pending any decision to undertake any strategic alternative, we are continuing its development activities in accordance with our existing business strategy.

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
Research and Development
Research and development expenses consist primarily of costs incurred for the development of Vicineum for the treatment of NMIBC, which include:
•employee-related expenses, including salaries, benefits, travel and share-based compensation expense;
•expenses incurred under agreements with CROs and investigative sites that conduct our clinical trials, including the additional Phase 3 clinical trial for Vicineum for the treatment of NMIBC;
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
The successful development and commercialization of Vicineum for the treatment of NMIBC is highly uncertain. This is due to the numerous risks and uncertainties associated with product development and commercialization, including the uncertainty of:
•the scope, progress, outcome and costs of our clinical trials, including the additional Phase 3 clinical trial, and other research and development activities;
•the efficacy and potential advantages of Vicineum for the treatment of NMIBC compared to alternative treatments, including any standard of care;
•the market acceptance of Vicineum for the treatment of NMIBC;
•the cost and timing of the implementation of commercial-scale manufacturing of Vicineum;
•obtaining, maintaining, defending and enforcing patent claims and other intellectual property rights;
•significant and changing government regulation;
•the impact of the COVID-19 pandemic; and
•the timing, receipt and terms of any marketing approvals.
A change in the outcome of any of these variables with respect to the development of Vicineum for the treatment of NMIBC could mean a significant change in the costs and timing associated with the development of Vicineum for the treatment of NMIBC. For example, if the FDA or another regulatory authority were to require us to conduct clinical trials or other testing beyond those that we currently contemplate will be required for the completion of clinical development of Vicineum for the treatment of NMIBC, we could be required to expend significant additional financial resources and time on the completion of clinical development of Vicineum for the treatment of NMIBC.
We allocate direct research and development expenses, consisting principally of external costs, such as fees paid to investigators, consultants, central laboratories and CROs in connection with our clinical trials, costs related to manufacturing or purchasing clinical trial materials and technology transfer and license milestone fees, to specific product programs. We do not allocate employee and contractor-related costs, costs associated with our platform and facility expenses, including depreciation or other indirect costs, to specific product programs because these costs may be deployed across multiple product programs under research and development and, as such, are separately classified. The table below provides research and development expenses incurred for Vicineum for the treatment of NMIBC and other expenses by category. We have deferred further development of Vicineum for the treatment of SCCHN and VB6-845d in order to focus our efforts and our resources on our ongoing development and, if approved, commercialization of Vicineum for the treatment of NMIBC.

We did not allocate research and development expenses to any other specific product program during the periods presented (in thousands):

	Three Months Ended March 31,
	2022	2021
Programs:
Vicineum for the treatment of NMIBC	$1,461	$3,566
Total direct program expenses	1,461	3,566
Personnel and other expenses:
Employee and contractor-related expenses	2,966	2,271
Platform-related lab expenses	73	50
Facility expenses	154	125
Other expenses	106	66
Total personnel and other expenses	3,299	2,512
Total Research and Development	$4,760	$6,078
General and Administrative
General and administrative expenses consist primarily of salaries and related costs for personnel, including share-based compensation and benefits, in executive, operational, finance, legal, business development and human resource functions. Other general and administrative expenses include facility-related costs, professional fees for legal, insurance, investment banking fees, patent, consulting and accounting services, and pre-commercial United States market research.
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

Our Results of Operations
Comparison of the three months ended March 31, 2022 and 2021

	Three Months Ended March 31,		Increase/(Decrease)
	2022	2021	Dollars	Percentage
	(in thousands, except percentages)
Revenue:
License and related revenue	$—	$4,310	$(4,310)	(100)%
Total revenue	—	4,310	(4,310)	(100)%
Operating expenses:
Research and development	$4,760	$6,078	$(1,318)	(22)%
General and administrative	8,975	5,293	3,682	70%
Change in fair value of contingent consideration	(12,900)	48,160	(61,060)	(127)%
Total operating expenses	835	59,531	(58,696)	(99)%
Loss from Operations	(835)	(55,221)	54,386	(98)%
Other income (expense), net	28	(3)	31	(1,033)%
Loss Before Taxes	(807)	(55,224)	54,417	(99)%
Provision for income taxes	—	(288)	288	(100)%
Net Loss and Comprehensive Loss After Taxes	$(807)	$(55,512)	$54,705	(99)%
License Revenue
We did not record any revenue for the three months ended March 31, 2022. Revenue for the three months ended March 31, 2021 was $4.3 million, which was due to the recognition of revenue resulting from the delivery of the performance obligations under our agreement with our partner in MENA, and achieving the IND milestone in China pursuant to the Qilu License Agreement.
Research and Development
Research and development expenses were $4.8 million for the three months ended March 31, 2022, compared to $6.1 million for the three months ended March 31, 2021. The decrease of $1.3 million was primarily due to lower costs associated with technology transfer and manufacturing ($1.4 million), regulatory and clinical consulting fees ($0.6 million) and license milestone fees ($0.6 million), which were partially offset by increases in employee-related compensation, primarily driven by increased headcount and the retention program implemented in the fourth quarter of 2021, ($1.2 million) and other R&D expenses ($0.1 million). We anticipate that R&D expenses may increase in 2022 due to costs related to the additional Phase 3 clinical trial for Vicineum for the treatment of NMIBC.
General and Administrative
General and administrative expenses were $9.0 million for the three months ended March 31, 2022, compared to $5.3 million for the three months ended March 31, 2021. The increase of $3.7 million was primarily due to increases in legal expenses related, in part, to the independent internal review completed in February 2022 ($3.0 million), employee-related compensation ($1.1 million), primarily driven by increased headcount and the retention program implemented in the fourth quarter of 2021, insurance expense ($0.1 million) and other general expenses ($0.2 million). This was partially offset by a decrease in consultant fees incurred in preparation for commercial launch as a result of the subsequent CRL received in August 2021 ($0.7 million).
Change in Fair Value of Contingent Consideration
The non-cash change in fair value of contingent consideration was income of $12.9 million for the three months ended March 31, 2022, compared to a loss of $48.2 million for the three months ended March 31, 2021. The decrease in the fair value of contingent consideration of $12.9 million for the three months ended March 31, 2022 was driven by changes in underlying assumptions used to develop the revenue projections. In March 2022, we participated in a Type C meeting with the FDA.

During the Type C meeting, the FDA agreed to a majority of our proposed protocol and statistical analysis plan design elements for an additional Phase 3 clinical trial for potential resubmission of a BLA for Vicineum for the treatment of NMIBC. We also learned during the meeting that the FDA is trending away from accepting single arm trials across therapeutic areas, including NMIBC, and has a strong preference for randomized controlled trials. We plan to further engage the FDA in the coming months to align on the remaining outstanding items related to the additional Phase 3 clinical trial. Incorporating the FDA feedback from the Type C meeting, plans for further discussions with the FDA prior to initiation of the additional Phase 3 clinical trial, as well as updates to the competitive landscape, we reassessed the underlying assumptions used to develop our revenue projections upon which the fair value of our contingent consideration is based. The most significant and impactful assumptions in our revenue projection models are timing of potential commercial product launch, probabilities of clinical and regulatory success, and market share. We anticipate further delays in the start of commercialization due to the likelihood of the requirement to conduct a randomized controlled trial which will require more patients to be enrolled, lengthen the duration of the study, and increase study costs. We are also projecting lower estimated market share as a result of recent clinical and regulatory progress made by competitors. We have assessed a commercialization timeline assumption and applied a probability to each outcome based on management’s best estimate. In addition, we continue to assume a POS in achieving certain clinical and regulatory milestones in the range of approximately 45% to 55% globally. Any changes in these assumptions and estimates, or other information obtained, may have a significant impact on the remeasurement of the contingent consideration liability in the future.
The change in fair value of contingent consideration was a loss of $48.2 million for the three months ended March 31, 2021. This was primarily attributable to changes in the competitive landscape, higher probability of regulatory success, expanded patient population, and to a lesser extent by refinement of timelines in certain markets outside the United States, which was prior to the receipt of a CRL from the FDA.
Provision for Income Taxes
No provision for income taxes was recorded for the three months ended March 31, 2022. For the three months ended March 31, 2021, we recorded a provision for income taxes of $0.3 million. This provision consisted of income taxes paid to non-US jurisdictions pursuant to our commercialization partnership agreements.
Liquidity and Capital Resources
Overview
As of March 31, 2022, we had cash and cash equivalents of $169.8 million, net working capital of $172.2 million and an accumulated deficit of $317.1 million. We generated cash flows from operating activities of $7.2 million for the three months ended March 31, 2022 compared to negative cash flows of $18.5 million for the three months ended March 31, 2021. We believe that our cash and cash equivalents of $169.8 million as of March 31, 2022, are sufficient to fund our operating plan into the fourth quarter of 2024. Our forecasted cash runway is based upon our current business plan, however if an alternative plan is enacted, this runway could vary materially.
Since our inception, we have received no revenue from sales of our products, and we anticipate that operating losses will continue for the foreseeable future as we seek to address the issues raised in the CRL we received for our BLA for Vicineum for the treatment of BCG-unresponsive NMIBC and the concerns identified in the EMA Withdrawal Assessment Report, complete an additional Phase 3 clinical trial for Vicineum for the treatment of NMIBC, and seek marketing approval from the FDA and the European Commission and, if approved, commercialize Vicineum, or in connection with any strategic alternatives that we may pursue. We have financed our operations to date primarily through private placements of our common stock, preferred stock, common stock warrants and convertible bridge notes, venture debt borrowings, our IPO, follow-on public offerings, sales effected in ATM offerings, our OUS business development partnerships and license agreements and, to a lesser extent, from a collaboration.
We have entered into an Open Market Sale Agreement with Jefferies LLC ("Jefferies") dated November 29, 2019, as amended by Amendment No. 1 dated October 30, 2020, Amendment No. 2 dated February 17, 2021 and Amendment No. 3, dated June 1, 2021 (as amended, the "Sale Agreement"),, under which we may issue and sell shares of our common stock, par value $0.001 per share from time to time through Jefferies (the "ATM Offering"). In June and July 2021, we filed prospectus supplements with the SEC in connection with the offer and sale of up to an aggregate of $200 million of our common stock pursuant to the Sale Agreement of which $97.8 million of common shares remain available for future issuance as of March 31, 2022. Sales of common stock under the Sale Agreement are made by any method that is deemed to be an ATM offering as defined in Rule 415(a)(4) of the Securities Act of 1933, including but not limited to sales made directly on or through the Nasdaq Global Market or any other existing trading market for our common stock. We may sell shares of our common stock efficiently from time to time but have no obligation to sell any of our common stock and may at any time suspend offers under the Sale Agreement or terminate the Sale Agreement. Subject to the terms and conditions of the Sale Agreement, Jefferies will use its commercially reasonable efforts to sell common stock from time to time, as the sales agent, based upon our instructions, which include a prohibition on sales below a minimum price set by us from time to time. We have provided Jefferies with customary indemnification rights, and Jefferies is entitled to a commission at a fixed rate equal to 3.0% of the gross proceeds for each sale of common stock under the Sale Agreement. We did not sell any shares of common stock pursuant to the Sale Agreement during the three months ended March 31, 2022. We raised $72.6 million of net proceeds from the sale of 30.6 million shares of common stock at a weighted-average price of $2.44 per share during the three months ended March 31, 2021. Share issue costs, including sales agent commissions, related to the ATM Offering totaled $2.2 million for the three months ended March 31, 2021.
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
Funding Requirements
Our future success is dependent on our ability to develop and, if approved, commercialize our product candidates, including Vicineum for the treatment of NMIBC, and ultimately upon our ability to attain profitable operations. In order to commercialize our product candidates, including Vicineum, we need to complete clinical development and comply with comprehensive regulatory requirements. Additionally, we have announced that we have initiated a process to review strategic alternatives with the goal of maximizing shareholder value. Potential strategic alternatives to be explored and evaluated during the review process may include the sale of our company, a merger, acquisition or other business combination, a strategic partnership with one or more parties, or the licensing, sale or divestiture of some of our proprietary technologies. We are actively working with an investment bank in this process. Pending any decision to undertake any strategic alternative, we are continuing our development activities in accordance with our existing business strategy. Potential strategic alternatives to be explored and evaluated during the review process may include the sale of our company, a merger, acquisition or other business combination, a strategic partnership with one or more parties, or the licensing, sale or divestiture of some of our proprietary technologies. We are actively working with an investment bank in this process. Pending any decision to undertake any strategic alternative, we are continuing our development activities in accordance with our existing business strategy.
We are subject to a number of risks similar to other late-stage clinical companies, including, but not limited to, successful discovery and development of our product candidates, raising additional capital, development and commercialization by our competitors of new technological innovations, protection of proprietary technology and market acceptance of our products. The successful discovery, development and, if approved, commercialization of product candidates, including Vicineum for the treatment of NMIBC, requires substantial working capital, and we expect to seek additional funds through equity or debt financings or through additional OUS business development partnerships, collaborations, licensing transactions or other sources. We may be unable to obtain equity or debt financings or enter into additional OUS business development partnerships, collaborations, or licensing transactions at favorable terms, or at all, and, if necessary, we may be required to implement cost reduction strategies.
We will incur substantial expenses if and as we:
•address the issues identified in the CRL we received from the FDA for our BLA for Vicineum for the treatment of BCG-unresponsive NMIBC and the concerns identified in the EMA Withdrawal Assessment Report, including the completion of an additional Phase 3 clinical trial;
•seek marketing approvals for Vicineum for the treatment of NMIBC;
•establish and implement sales, marketing and distribution capabilities and scale up and validate external manufacturing capabilities (including completing the manufacturing process and technology transfer to any third-party manufacturers) to commercialize Vicineum for the treatment of NMIBC, if approved;
•maintain, expand and protect our intellectual property portfolio;
•add equipment and physical infrastructure to support our research and development;
•hire additional clinical, regulatory, quality control, scientific and management personnel;
•expand our operational, financial and management systems and personnel;
•conduct research and pre-clinical and clinical development of Vicineum for the treatment of NMIBC and our other product candidates;
•explore, evaluate and pursue any strategic alternatives in connection with the review process we have initiated;
•seek to discover and develop additional product candidates; and
•in-license or acquire the rights to other products, product candidates or technologies.
Our future capital requirements will depend on many factors, including:

•the scope, initiation, progress, timing, costs and results of pre-clinical development and laboratory testing and clinical trials for Vicineum for the treatment of NMIBC and our other product candidates, including an additional Phase 3 clinical trial for Vicineum for the treatment of NMIBC;
•the outcome of any pending or future litigation involving us or our business;
•the outcome of the process we have initiated to review strategic alternatives, which may include the sale of our company, a merger, acquisition or other business combination, a strategic partnership with one or more parties, or the licensing, sale or divestiture of some of our proprietary technologies;
•the ongoing COVID-19 pandemic and its impact on our business;
•our ability to establish additional OUS business development partnerships, collaborations, or licensing arrangements on favorable terms, if at all, particularly manufacturing, marketing and distribution arrangements for our product candidates;
•the costs and timing of the implementation of commercial-scale manufacturing activities;
•the costs and timing of establishing and implementing sales, marketing and distribution capabilities for Vicineum for the treatment of NMIBC, if approved;
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
•the outcome, timing and cost of regulatory review by the FDA, EMA, and comparable non-US regulatory authorities for Vicineum for the treatment of NMIBC, including the potential for the FDA or comparable non-US regulatory authorities to require that we perform more studies than those that we currently expect to perform;
•our ability to achieve certain future regulatory, development and commercialization milestones under our out-license and OUS business development partnership agreements;
•the effect of competing technological and market developments; and
•the revenue, if any, received from commercial sales of Vicineum for the treatment of NMIBC, if approved.
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
Contractual and Other Obligations
For information related to our cash requirements from known contractual and other obligations, see the description of Contingent Consideration in Note 5 “Fair Value Measurement and Financial Instruments,” as well as the description of our leases in Note 10 “Leases”, and the description of our license agreement and collaborations in Note 15, “License Agreements” of Part I - Item 1. Financial Statements - Notes to Condensed Consolidated Financial Statements.
Cash Flows
The following table sets forth a summary of our cash flows for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Net Cash Provided By (Used in) Operating Activities	$7,154	$(18,475)
Net Cash Used in Investing Activities	—	—
Net Cash Provided by Financing Activities	—	73,051
Net Increase in Cash, Cash Equivalents and Restricted Cash	$7,154	$54,576
Net Cash Provided By (Used in) Operating Activities
Net cash provided by operating activities was $7.2 million for the three months ended March 31, 2022 and consisted primarily of the $20.0 million milestone payment received from Roche for initiating a Phase II clinical trial in the fourth quarter of 2021 and the receipt of $2.4 million related to German VAT recovery, related to drug substance sent to Baxter. This was partially offset by adjustments for non-cash items including, share-based compensation of $1.9 million, a decrease in the fair value of contingent consideration of $12.9 million and a net decrease in operating assets and liabilities of $19.0 million.
Net cash used in operating activities was $18.5 million for the three months ended March 31, 2021 and consisted primarily of a net loss of $55.5 million, which includes $4.3 million of revenue recognized pursuant to the Qilu Agreement, adjusted for non-cash items, including share-based compensation of $1.0 million, an increase in the fair value of contingent consideration of $48.2 million and a net decrease in operating assets and liabilities of $12.1 million
Net Cash Used in Investing activities
Net cash used in investing activities consisted of de minimis purchases and sales or property and equipment during the three months ended March 31, 2022 and 2021.
Net Cash Provided by Financing activities
Net cash provided by financing activities was de minimis for the three months ended March 31, 2022.
Net cash provided by financing activities was $73.1 million for the three months ended March 31, 2021 and consisted of $72.6 million net proceeds from the sale of common stock under the ATM Offering and $0.5 million in proceeds from the exercise of common stock warrants.
Critical Accounting Policies and Use of Estimates
The preparation of our condensed consolidated financial statements in accordance with GAAP and the rules and regulations of the SEC require the use of estimates and assumptions, based on complex judgments considered reasonable, and affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of expenses during the reporting period. Our critical accounting policies are those policies which involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operations. Management has determined that our most critical accounting policies are those relating to the fair value of indefinite-lived intangible assets, goodwill; contingent consideration; revenue recognition; development and regulatory milestone payments and other costs; and research and development costs.
Fair Value of Indefinite-Lived Intangible Assets
Our intangible assets consist of indefinite-lived, acquired in-process research and development ("IPR&D") worldwide product rights to Vicineum as a result of the acquisition of Viventia in 2016. IPR&D assets acquired in a business combination are considered indefinite-lived until the completion or abandonment of the associated research and development efforts. Amortization over the estimated useful life will commence at the time of Vicineum's commercial launch in the respective markets, if approved. If regulatory approval to market Vicineum for the treatment of NMIBC is not obtained, we will immediately expense the related capitalized cost.
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

In March 2022, we participated in a Type C meeting with the FDA. During the Type C meeting, the FDA agreed to a majority of our proposed protocol and statistical analysis plan design elements for an additional Phase 3 clinical trial for potential resubmission of a BLA for Vicineum for the treatment of NMIBC. We plan to further engage the FDA in the coming months to align on the remaining outstanding items related to the additional Phase 3 clinical trial. Based on the outcome of the Type C meeting as well as updates to the competitive landscape, we reassessed the underlying assumptions used to develop our revenue projections, which were then used as significant inputs to determine the fair value of the indefinite-lived intangible asset. Management updated the revenue forecast models based on further launch delays in both US and OUS regions as well as slightly lower market share. Accordingly, we identified this as a potential impairment indicator and performed an interim quantitative impairment assessment. We concluded that the carrying value of our intangible asset of Vicineum EU rights was not impaired as of March 31, 2022.
Goodwill
Goodwill on our condensed consolidated balance sheets is the result of our acquisition of Viventia in September 2016 and represents the difference between the purchase price and the fair value of the identifiable tangible and intangible net assets acquired under the acquisition method of accounting. Goodwill is not amortized; rather than recording periodic amortization, goodwill is quantitatively tested for impairment at least annually during the fourth quarter of the fiscal year, or more often if indicators of impairment are present. Impairment testing of goodwill requires management to estimate the future discounted cash flows of a reporting unit using assumptions believed to be reasonable, but which are unpredictable and inherently uncertain. Actual future cash flows may differ from the estimates used in impairment testing. If the fair value of the equity of a reporting unit exceeds the reporting unit’s carrying value, including goodwill, then goodwill is considered not to be impaired. We recognize a goodwill impairment when and to the extent that the fair value of the equity of a reporting unit is less than the reporting unit's carrying value, including goodwill. We have only one reporting unit. In addition, on a quarterly basis, we perform a qualitative review of our business operations to determine whether events or changes in circumstances have occurred which could have a material adverse effect on the estimated fair value of each reporting unit and thus indicate a potential impairment of the goodwill carrying value. If an impairment indicator is identified, an interim impairment assessment is performed. In March 2022, we participated in a Type C meeting with the FDA. During the Type C meeting, the FDA agreed to a majority of our proposed protocol and statistical analysis plan design elements for an additional Phase 3 clinical trial for potential resubmission of a BLA for Vicineum for the treatment of NMIBC. We plan to further engage the FDA in the coming months to align on the remaining outstanding items related to the additional Phase 3 clinical trial. Based on the outcome of the Type C meeting as well as updates to the competitive landscape, we reassessed the underlying assumptions used to develop the revenue projections, which were then used as significant inputs to determine the fair value of equity. Management updated the revenue forecast models based on further launch delays in both US and OUS regions as well as slightly lower market share. Accordingly, we identified these changes to the revenue forecast, as well as the decline in our stock price and market capitalization during the first quarter of 2022, as potential impairment indicators and performed a quantitative impairment analysis during the first quarter of 2022, in advance of our typical annual assessment date of October 1. We concluded that the carrying value of its goodwill of $13.1 million was not impaired as of March 31, 2022, with the fair value of equity of the reporting unit exceeding the estimated carrying value of the reporting unit by approximately 29%. While our stock price has declined since December 31, 2021, this is consistent with the general biotech sector overall, as world economic conditions continue to be impacted by the COVID-19 pandemic and Russia's invasion of Ukraine. We believe that we have sufficient future cash flows from additional geographic regions outside the US to support the value of goodwill. We project future cash flows based on various timeline assumptions and apply a probability to each outcome based on management’s best estimate. In addition, probabilities of success in achieving certain clinical and regulatory success can also have a material effect on the estimated fair value of the equity of its reporting unit as of the impairment assessment date. We will continue to evaluate timelines for commercialization and probability of success of development of Vicineum for the treatment of NMIBC. Further reductions to probabilities of success, decrease in market share, additional development and commercial launch delays, increases in underlying discount rates, a prolonged decline in the Company’s market capitalization as compared to its carrying value, or any decision to undertake any strategic alternative as a result of the review process that we have initiated, have the potential to result in future goodwill impairment.
Contingent Consideration
Contingent consideration on our condensed consolidated balance sheets is the result of our acquisition of Viventia in September 2016 and represents the discounted present value of future commercial launch milestones and net sales royalties due to the former shareholders of Viventia pursuant to the Share Purchase Agreement. Contingent consideration is measured at its estimated fair value on a recurring basis at each reporting period, with fluctuations in value resulting in a non-cash charge to earnings (or loss) during the period. The estimated fair value measurement is based on significant unobservable inputs (Level 3 within the fair value hierarchy), including internally developed financial forecasts, probabilities of success and timing of certain milestone events and achievements, which are unpredictable and inherently uncertain. Actual future cash flows may differ from the assumptions used to estimate the fair value of contingent consideration. The valuation of contingent consideration requires the use of significant assumptions and judgments, which management believes are consistent with those that would be made by a market participant. Management reviews its assumptions and judgments on an ongoing basis as additional market and other data is obtained, and any future changes in the assumptions and judgments utilized by management may cause the estimated fair value of contingent consideration to fluctuate materially, resulting in earnings volatility. In March 2022, we participated in a Type C meeting with the FDA. During the Type C meeting, the FDA agreed to a majority of our proposed protocol and statistical analysis plan design elements for an additional Phase 3 clinical trial for potential resubmission of a BLA for Vicineum for the treatment of NMIBC. We also learned during the meeting that the FDA is trending away from accepting single arm trials across therapeutic areas, including NMIBC, and has a strong preference for randomized controlled trials. We plan to further engage the FDA in the coming months to align on the remaining outstanding items related to the additional Phase 3 clinical trial. Incorporating the FDA feedback from the Type C meeting, plans for further discussions with the FDA prior to initiation of the additional Phase 3 clinical trial, as well as updates to the competitive landscape, we reassessed the underlying assumptions used to develop the revenue projections upon which the fair value of our contingent consideration is based. The most significant and impactful assumptions in our revenue projection models are timing of product launch and probabilities of clinical and regulatory success, and market share. We anticipate further delays in the start of commercialization due to the likelihood of the requirement to conduct a randomized controlled trial which will require more patients to be enrolled, lengthen the duration of the study, and increase study costs. The company is also projecting lower estimated market share as a result of recent clinical and regulatory progress made by competitors. We have assessed a range of commercialization timeline assumptions and applied a probability to each outcome based on management’s best estimate. We continue to assume a POS in achieving certain clinical and regulatory milestones in the range of approximately 45% to 55% globally. Any changes in these assumptions and estimates, or other information obtained, may have a significant impact on the remeasurement of the contingent consideration liability in the future. The fair value of our contingent consideration is determined based on the present value of projected future cash flows associated with sales-based milestones and earnouts on net sales and is heavily dependent on discount rates to estimate the fair value at each reporting period. Earnouts are determined using an earnout rate of 2% on all commercial net sales of Vicineum through December 2033. The discount rate applied to the 2% earnout is derived from our estimated weighted-average cost of capital, which has fluctuated from 9.3% as of December 31, 2021 to 9.0% as of March 31, 2022. Milestone payments constitute debt-like obligations, and therefore a high-yield debt index rate is applied to the milestones in order to determine the estimated fair value. This index rate changed from 8.0% as of December 31, 2021 to 9.7% as of March 31, 2022.
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
Unrecognized income tax benefits represent income tax positions taken on income tax returns that have not been recognized in the financial statements. We recognize the benefit of an income tax position only if it is more likely than not (greater than 50%) that the tax position will be sustained upon tax examination, based solely on the technical merits of the tax position. Otherwise, no benefit is recognized. The tax benefits recognized are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. We recognize accrued interest and penalties related to uncertain tax positions as income tax expense in our condensed consolidated statements of operations. As of March 31, 2022 and December 31, 2021, we did not have any uncertain tax positions.
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

Item 3.         Quantitative and Qualitative Disclosures About Market Risk.
Not applicable.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as the end of the period covered by this Quarterly Report on Form 10-Q. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2022.
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
Changes in Internal Control Over Financial Reporting
During the three months ended March 31, 2022, there were no changes in our internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), which materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1.    Legal Proceedings.
On August 19, 2021, August 31, 2021, and October 7, 2021, three substantially identical securities class action lawsuits captioned Bibb v. Sesen Bio, Inc., et. al., Case No. 1:21-cv-07025, Cizek v. Sesen Bio, Inc., et. al., Case No. 1:21-cv-07309 and Markman v. Sesen Bio, Inc. et al., Case No. 1:21-cv-08308 were filed against us and certain of our officers in the US District Court for the Southern District of New York. The three complaints alleged violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, based on statements made by us concerning the BLA for Vicineum for the treatment of BCG-unresponsive NMIBC. The three complaints sought compensatory damages and costs and expenses, including attorneys’ fees. On October 29, 2021, the court consolidated the three cases under the caption In re Sesen Bio, Inc. Securities Litigation, Master File No. 1:21-cv-07025-AKH (the “Securities Litigation”), and appointed Ryan Bibb, Rodney Samaan, Lionel Dreshaj and Benjamin Dreshaj (“Lead Plaintiffs”) collectively as the lead plaintiffs under the Private Securities Litigation Reform Act. On November 1, 2021, two stockholders filed motions to reconsider asking the court to appoint a different lead plaintiff. The court has not ruled on those motions at this time. On November 24, 2021, defendants filed a motion to transfer venue to the US District Court for the District of Massachusetts. That motion was fully briefed as of December 13, 2021, but the court has not yet ruled on that motion. On December 6, 2021, the Lead Plaintiffs filed an amended class action complaint (the “Amended Complaint”). The Amended Complaint alleges the same violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder on the same theory as the prior complaints. The defendants moved to dismiss the Amended Complaint on March 7, 2022. The plaintiffs filed their opposition to that motion on April 6, 2022 and Defendants filed their reply in further support of the motion to dismiss on May 6, 2022. The court has not yet ruled on the motion.
On September 20, 2021 and September 24, 2021, two substantially similar derivative lawsuits captioned Myers v. Sesen Bio, Inc., et. al., Case No. 1:21-cv-11538 and D’Arcy v. Sesen Bio, Inc., et. al., Case No. 1:21-cv-11577 were filed against our board of directors and certain of our officers in the US District Court for the District of Massachusetts, with us named as nominal defendant. On January 12, 2022, a third derivative complaint captioned Tang v. Sesen Bio, Inc., et al., was filed in Superior Court in Massachusetts against our board of directors and certain of our officers in the US District Court for the District of Massachusetts, with us named as nominal defendant. The three derivative complaints allege breach of fiduciary duties, waste of corporate assets and violations of federal securities laws, based on statements made by us concerning the BLA for Vicineum for the treatment of BCG-unresponsive NMIBC. The D’Arcy complaint further alleges unjust enrichment, abuse of control, gross mismanagement and aiding and abetting thereof. The three derivative complaints seek unspecified damages, restitution and disgorgement of profits, benefits and compensation obtained by the defendants and costs and expenses, including attorneys’ fees. On October 18, 2021, the court consolidated the two federal court cases under the caption In re Sesen Bio, Inc. Derivative Litigation, Lead Case No. 1:21-cv-11538 (the “Federal Derivative Litigation”). On December 22, 2021, the court entered a joint stipulation among the parties to stay the Federal Derivative Litigation until after a ruling on any motion to dismiss filed by defendants in the Securities Litigation. On May 1, 2022, the plaintiffs filed a verified consolidated shareholder derivative complaint in the Federal Derivative Litigation. Defendants intend to seek a similar stay of the state court derivative litigation.
We believe that these lawsuits are without merit and intends to vigorously defend against them. The lawsuits are in the early stages, and, at this time, no assessment can be made as to the likely outcome or whether the outcome will be material to us.

Item 1A.    Risk Factors.
During the three months ended March 31, 2022, other than as set forth below, there were no material changes to the "Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2021. You should carefully consider the information described therein and in this Quarterly Report on Form 10-Q, which could materially affect our business condition, results of operations and cash flows.
Our exploration of strategic alternatives may not result in entering into or completing a transaction, and the process of reviewing strategic alternatives or its conclusion could adversely affect our business and our stock price.
We have initiated a process to review strategic alternatives with the goal of maximizing shareholder value. Potential strategic alternatives to be explored and evaluated during the review process may include the sale of our company, a merger, acquisition or other business combination, a strategic partnership with one or more parties, or the licensing, sale or divestiture of some of our proprietary technologies. We are actively working with an investment bank in this process. Pending any decision to undertake any strategic alternative, we are continuing our development activities in accordance with our existing business strategy.

Any potential transaction would be dependent on a number of factors that may be beyond our control, including, among other things, market conditions, industry trends, the interest of third parties in a potential transaction with us and the availability of financing to us or third parties in a potential transaction with us on reasonable terms. The process of reviewing strategic alternatives may be time consuming and disruptive to our business operations and may involve the dedication of significant resources and may require us to incur significant costs and expenses. It could divert the attention of management and our board of directors from our business, negatively impact our ability to attract, retain and motivate key employees, and expose us to potential litigation in connection with this process or any resulting transaction. If we are unable to effectively manage the process, our business, financial condition and results of operations could be adversely affected. In addition, speculation regarding any developments related to the review of strategic alternatives and perceived uncertainties related to the future of our company could cause our stock price to fluctuate significantly. Further, any strategic alternative that may be pursued and completed ultimately may not deliver the anticipated benefits or enhance shareholder value. There can be no guarantee that the process of evaluating strategic alternatives will result in our company entering into or completing a potential transaction, and we have not set a timetable for the completion of this review process.
Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds.
We did not issue any unregistered equity securities during the three months ended March 31, 2022.
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

4.3	Form of Common Warrant. Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on November 3, 2017 (File. No. 001-36296).
4.4	Form of Warrant. Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on March 23, 2018 (File. No. 001-36296).
4.5	Form of 2017 Warrant Amendment Agreement. Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on October 29, 2019 (File No. 001-36296).
4.6	Form of 2018 Warrant Amendment Agreement. Incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K filed on October 29, 2019 (File No. 001-36296).

10.1*†	License Agreement, effective January 13, 2003, as amended and restated on October 14, 2015, by and between The University of Zurich and Viventia Bio Inc.
31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
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

SESEN BIO, INC.
(Registrant)

Date:	May 9, 2022	By:	/s/ Thomas R. Cannell, D.V.M.
		Name:	Thomas R. Cannell, D.V.M.
		Title:	President and Chief Executive Officer
(Principal Executive Officer and Duly Authorized Officer)

Date:	May 9, 2022	By:	/s/ Monica Forbes
		Name:	Monica Forbes
		Title:	Chief Financial Officer
(Principal Financial Officer)