Form 10-Q
period 2022-06-30
Sesen Bio, Inc.
filed 2022-08-08
CIK 1485003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
Not applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	SESN	The Nasdaq Stock Market LLC
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

Large accelerated filer	☒	Smaller reporting company	☒
Accelerated filer	☐	Emerging growth company	☐
Non-accelerated filer	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 199,463,645 shares of the registrant's common stock outstanding as of August 1, 2022.

SESEN BIO, INC.
Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2022

i

PART I - FINANCIAL INFORMATION
Item 1.         Financial Statements
SESEN BIO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; In thousands, except share and per share data)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$72,090	$162,636
Short term marketable securities	69,454	—
Accounts receivables	73	21,011
Other receivables	14,046	3,482
Prepaid expenses and other current assets	757	18,476
Total current assets	156,420	205,605

Non-current assets:
Restricted cash	30	20
Marketable securities	19,641	—
Property and equipment, net	30	43
Intangible assets	—	14,700
Goodwill	—	13,064
Long term prepaid expenses	—	7,192
Other assets	42	123
Total non-current assets	$19,743	$35,142
Total Assets	$176,163	$240,747

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,667	$2,853
Accrued expenses	29,851	8,255
Other current liabilities	487	460
Total current liabilities	32,005	11,568

Non-current liabilities:
Contingent consideration	1,800	52,000
Deferred tax liability	—	3,969
Deferred revenue	—	1,500
Total non-current liabilities	1,800	57,469
Total Liabilities	33,805	69,037

Stockholders’ Equity:
Preferred stock, $0.001 par value per share; 5,000,000 shares authorized at June 30, 2022 and December 31, 2021; no shares issued and outstanding at June 30, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value per share; 400,000,000 shares authorized at June 30, 2022 and December 31, 2021; 199,463,645 shares issued and outstanding at June 30, 2022 and December 31, 2021	199	199
Additional paid-in capital	491,464	487,768
Other comprehensive loss	(281)	—
Accumulated deficit	(349,024)	(316,257)
Total Stockholders’ Equity	142,358	171,710
Total Liabilities and Stockholders’ Equity	$176,163	$240,747
The accompanying notes are an integral part of these condensed consolidated financial statements.

SESEN BIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Revenue:
License and related revenue	$—	$2,234	$—	$6,544
Total revenue	—	2,234	—	6,544

Operating expenses:
Research and development	29,944	7,228	34,705	13,306
General and administrative	15,589	6,805	24,564	12,098
Intangibles impairment charge	27,764	—	27,764	—
Change in fair value of contingent consideration	(37,300)	13,600	(50,200)	61,760
Total operating expenses	35,997	27,633	36,833	87,164

Loss from Operations	$(35,997)	$(25,399)	$(36,833)	$(80,620)
Other income (expense), net	162	(43)	191	(46)
Loss Before Taxes	$(35,835)	$(25,442)	$(36,642)	$(80,666)
Benefit (provision) from income taxes	3,875	—	3,875	(288)
Net Loss After Taxes	$(31,960)	$(25,442)	$(32,767)	$(80,954)

Net loss attributable to common stockholders - basic and diluted	$(31,960)	$(25,442)	$(32,767)	$(80,954)
Net loss per common share - basic and diluted	$(0.16)	$(0.15)	$(0.16)	$(0.49)
Weighted-average common shares outstanding - basic and diluted	$199,464	$175,393	$199,464	$166,264

The accompanying notes are an integral part of these condensed consolidated financial statements.

SESEN BIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited; In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Net loss	$31,960	$25,442	$32,767	$80,954
Unrealized loss on marketable securities	(281)	—	(281)	—
Total comprehensive loss	$32,241	$25,442	$33,048	$80,954
The accompanying notes are an integral part of these condensed consolidated financial statements.

SESEN BIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited; In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss Investments	Accumulated Deficit	Stockholders' Equity
	Shares	Amount
Balance at December 31, 2021	199,463,645	$199	$487,768	$—	$(316,257)	$171,710
Net loss	—	—	—	—	(807)	(807)
Share-based compensation	—	—	1,894	—	—	1,894
Balance at March 31, 2022	199,463,645	$199	$489,662	$—	$(317,064)	$172,797
Net loss	—	—	—	—	(31,960)	(31,960)
Share-based compensation	—	—	1,802	—	—	1,802
Unrealized loss of investments	—	—	—	(281)	—	(281)
Balance at June 30, 2022	199,463,645	$199	$491,464	$(281)	$(349,024)	$142,358

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss Investments	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2020	140,449,647	$140	$306,554	$—	$(315,921)	$(9,227)
Net loss	—	—	—	—	(55,512)	(55,512)
Share-based compensation	—	—	958	—	—	958
Exercises of stock options	30,610	—	39	—	—	39
Exercises of common stock warrants	852,840	1	468	—	—	469
Issuance of common stock under ATM Offering, net of issuance costs of $2.2 million	30,645,702	31	72,512	—	—	72,543
Balance at March 31, 2021	171,978,799	$172	$380,531	$—	$(371,433)	$9,270
Net loss	—	—	—	—	(25,442)	(25,442)
Share-based compensation	—	—	1,260	—	—	1,260
Issuance of common stock under ATM Offering, net of issuance costs of $2.0 million	16,482,152	16	64,245	—	—	64,261
Balance at June 30, 2021	188,460,951	$188	$446,036	$—	$(396,875)	$49,349
The accompanying notes are an integral part of these condensed consolidated financial statements.

SESEN BIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; In thousands)

	Six Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(32,767)	$(80,954)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	13	64
Share-based compensation	3,696	2,217
Change in fair value of contingent consideration	(50,200)	61,760
Intangibles impairment charge	27,764	—
Changes in operating assets and liabilities:
Accounts receivable (net)	20,939	(2,303)
Other receivables	(10,565)	—
Prepaid expenses and other current assets	17,719	(20,287)
Long term prepaid expenses	7,192	—
Unrealized loss on marketable securities	(281)	—
Other assets	81	—
Accounts payable	(1,186)	(1,875)
Accrued expenses and other liabilities	17,654	1,262
Deferred revenue	(1,500)	(1,500)
Net cash used in operating activities	(1,441)	(41,616)
Cash Flows from Investing Activities:
Purchase of marketable securities	(89,095)	—
Purchases of equipment	—	(49)
Net cash used in investing activities	(89,095)	(49)
Cash Flows from Financing Activities:
Proceeds from issuance of common stock under ATM Offering, net of issuance costs	—	136,804
Proceeds from exercises of stock options	—	39
Proceeds from exercises of common stock warrants	—	469
Net cash provided by financing activities	—	137,312
Net (decrease) increase in cash, cash equivalents and restricted cash	(90,536)	95,647
Cash, cash equivalents and restricted cash - beginning of period	162,656	55,409
Cash, cash equivalents and restricted cash - end of period	$72,120	$151,056

Supplemental cash flow disclosure:
Cash paid for amounts included in the measurement of lease liabilities	$86	$87
Supplemental disclosure of non-cash investing activities:
Purchase of equipment included in accrued expenses	$—	$27
The accompanying notes are an integral part of these condensed consolidated financial statements.

SESEN BIO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. DESCRIPTION OF BUSINESS
Sesen Bio, Inc. ("Sesen" or the “Company”), a Delaware corporation formed in February 2008, is a late-stage clinical company focused on advancing targeted fusion protein therapeutics for the treatment of patients with cancer. The Company’s most advanced product candidate, VicineumTM, also known as VB4-845, is a locally-administered targeted fusion protein composed of an anti-epithelial cell adhesion molecule ("EpCAM") antibody fragment tethered to a truncated form of Pseudomonas exotoxin A for the treatment of non-muscle invasive bladder cancer (“NMIBC”). On July 15, 2022, the Company made the strategic decision to voluntarily pause further development of Vicineum in the United States. The decision was based on a thorough reassessment of Vicineum, which included the incremental development timeline and associated costs for an additional Phase 3 clinical trial, following its discussions with the FDA, which are further described below. The Company has turned its primary focus to the careful assessment of potential strategic alternatives with the goal of maximizing shareholder value, which it believes will be complete by the end of 2022. Additionally, the Company intends to seek a partner for the further development of Vicineum.
The Company has completed the follow-up stage of its single-arm, multi-center, open-label Phase 3 clinical trial of Vicineum as a monotherapy in patients with bacillus Calmette-Guérin ("BCG")-unresponsive NMIBC (the "VISTA Trial"). The VISTA Trial completed enrollment in April 2018 with a total of 133 patients. On December 18, 2020, the Company submitted its completed Biologics License Application (the "BLA") for Vicineum for the treatment of BCG-unresponsive NMIBC to the United States Food and Drug Administration ("FDA"). On February 12, 2021, the FDA notified the Company that it had accepted the BLA file. The FDA also granted Priority Review for the BLA and set a target Prescription Drug User Fee Act ("PDUFA") date for a decision on the BLA of August 18, 2021. On August 13, 2021, the Company received a complete response letter (“CRL”) from the FDA indicating that the FDA had determined that it could not approve the BLA for Vicineum in its present form and provided recommendations specific to additional clinical/statistical data and analyses in addition to chemistry, manufacturing and controls (“CMC”) issues pertaining to a recent pre-approval inspection and product quality.
In October 2021 and December 2021, the Company participated in a CMC Type A meeting and a Clinical Type A meeting, respectively, with the FDA to discuss issues raised in the CRL and design elements of an additional Phase 3 clinical trial for Vicineum, which the FDA confirmed would be required for a potential resubmission of a BLA. In March 2022, the Company participated in a Type C meeting with the FDA. During the Type C meeting, the FDA agreed to a majority of the Company’s proposed protocol and statistical analysis plan design elements for an additional Phase 3 clinical trial. On July 11, 2022, the Company participated in a Type B meeting with the FDA to discuss outstanding items related to the Company’s proposed protocol and statistical analysis plan design elements for an additional Phase 3 clinical trial.
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
In addition, under the Share Purchase Agreement, the Company is obligated to pay to the Selling Shareholders certain post-closing contingent cash payments upon the achievement of specified milestones and based upon net sales, in each case subject to the terms and conditions set forth in the Share Purchase Agreement, including: (i) a one-time milestone payment of $12.5 million payable upon the first sale of Vicineum (the “Purchased Product”), in the United States; (ii) a one-time milestone payment of $7.0 million payable upon the first sale of the Purchased Product in any one of certain specified European countries; (iii) a one-time milestone payment of $3.0 million payable upon the first sale of the Purchased Product in Japan; and (iv) quarterly earn-out payments equal to 2% of net sales of the Purchased Product during specified earn-out periods. Such earn-out payments are payable with respect to net sales in a country beginning on the date of the first sale in such country and ending on the earlier of (i) December 31, 2033, and (ii) fifteen years after the date of such sale, subject to early termination in certain circumstances if a biosimilar product is on the market in the applicable country. Under the Share Purchase Agreement, the Company, its affiliates, licensees and subcontractors are required to use commercially reasonable efforts, for the first seven years following the closing of the Viventia Acquisition, to achieve marketing authorizations throughout the world and, during the applicable earn-out period, to commercialize the Purchased Product in the United States, France, Germany, Italy, Spain,
United Kingdom, Japan, China and Canada. Certain of these payments are payable to individuals or affiliates of individuals that became employees or members of the Company's board of directors. However, as of June 30, 2022, none of these individuals are active employees of the Company or members of the Company's board of directors.
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
Interim Financial Statements
The accompanying unaudited interim condensed consolidated financial statements have been prepared from the books and records of the Company in accordance with GAAP for interim financial information and Rule 10-01 of Regulation S-X promulgated by the United States Securities and Exchange Commission (“SEC”), which permit reduced disclosures for interim periods. All adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the accompanying condensed consolidated balance sheets and statements of operations and comprehensive (loss) income, stockholders’ equity (deficit) and cash flows have been made. Although these interim financial statements do not include all of the information and footnotes required for complete annual financial statements, management believes the disclosures are adequate to make the information presented not misleading. These unaudited interim results of operations and cash flows for the six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the full year. These unaudited interim condensed consolidated financial statements and footnotes should be read in conjunction with the Company’s audited annual consolidated financial statements and footnotes included in its Annual Report on Form 10-K, as filed with the SEC on February 28, 2022, wherein a more complete discussion of significant accounting policies and certain other information can be found.
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
Principles of Consolidation
The Company’s condensed consolidated financial statements include the accounts of the Company, its wholly owned subsidiary Viventia and its indirect subsidiary, Viventia Bio USA Inc. All intercompany transactions and balances have been eliminated in consolidation.
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
5. FAIR VALUE MEASUREMENT AND FINANCIAL INSTRUMENTS
The carrying values of cash and cash equivalents, restricted cash, prepaid expenses and other current assets, and accounts payable on the Company’s condensed consolidated balance sheets approximated their fair values as of June 30, 2022 and December 31, 2021 due to their short-term nature.
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
The following tables set forth the carrying amounts and fair values of the Company's financial instruments measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022
			Fair Value Measurement Based on
	Carrying Amount	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable securities:
Money market funds (cash equivalents)	$40,765	$40,765	$40,765	$—	$—
Marketable securities	$89,095	$89,095	$—	$89,095	$—
Liabilities:
Contingent consideration	$1,800	$1,800	$—	$—	$1,800

	December 31, 2021
			Fair Value Measurement Based on
	Carrying Amount	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (cash equivalents)	$16,382	$16,382	$16,382	$—	$—
Liabilities:
Contingent consideration	$52,000	$52,000	$—	$—	$52,000
The Company evaluates transfers between fair value levels at the end of each reporting period. There were no transfers of assets or liabilities between fair value levels during the six months ended June 30, 2022.
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
The estimated fair value of the Company’s contingent consideration was determined using probabilities of successful achievement of regulatory milestones and commercial sales, the period in which these milestones and sales are expected to be achieved through 2033, the level of commercial sales of Vicineum forecasted for the US, Europe, Japan, China and other potential markets and discount rates ranging from 10.2% as of June 30, 2022 to 8.0% and 9.3% as of December 31, 2021. There have been no changes to the valuation methods utilized during the six months ended June 30, 2022.
On July 15, 2022, the Company made the strategic decision to voluntarily pause further development in the US of Vicineum. The decision was based on a thorough reassessment of Vicineum, which included the incremental development timeline and associated costs for an additional Phase 3 clinical trial for the treatment of NMIBC, following recent discussions with the FDA and the updated market data obtained through market research during the ongoing BCG shortage. Additionally, the Company intends to seek a partner for the further development of Vicineum. The Company expects that any partner who acquires Vicineum from the Company will be obligated to make any payments that become payable to the former shareholders of Viventia under the Share Purchase Agreement. Accordingly, as of June 30, 2022, the Company no longer expects to pay related milestone and earnout payments to the former shareholders of Viventia, with the exception of the potential 2% earnout payment related to the Greater China region since those territory rights have already been out-licensed.
Therefore, the balance as of June 30, 2022 relates to contingent consideration for projected net sales in the Greater China region as compared to the balance as of December 31, 2021 which was based upon projected world-wide net sales.
The following table sets forth a summary of the change in the fair value of the Company's contingent consideration liability, measured on a recurring basis at each reporting period (in thousands).

Balance at December 31, 2021	$52,000
Change in fair value of contingent consideration	(50,200)
Balance at June 30, 2022	$1,800
The fair value of the Company’s contingent consideration was determined based on the present value of projected future cash flows associated with sales-based milestones and earnouts on net sales and is heavily dependent on discount rates to estimate the fair value at each reporting period. Earnouts were determined using an earnout rate of 2% on all commercial net sales of Vicineum through December 2033. The discount rate applied to the 2% earnout was derived from the Company’s weighted-average cost of capital, which has fluctuated from 9.3% as of December 31, 2021 to 10.2% as of June 30, 2022. As of December 31, 2021, the balance also reflected potential milestone payments which constitute debt-like obligations, and therefore a high-yield debt index rate was applied to the milestones in order to determine the estimated fair value. This index rate was 8.0% as of December 31, 2021. The decrease in the fair value of contingent consideration of $50.2 million for the six months ended June 30, 2022 was driven by the Company's decision to voluntarily pause further development of Vicineum.
6. RECEIVABLES
The accounts receivable balance as of June 30, 2022 is $0.1 million compared to $21.0 million as of December 31, 2021. The decrease is driven by the receipt of the $20.0 million milestone from F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (collectively, “Roche”) for the initiation of a Phase II clinical trial in the fourth quarter of 2021.
The other receivable balance as of June 30, 2022 is $14.0 million compared to $3.5 million as of December 31, 2021. The increase is driven by expected insurance recovery of $13.0 million related to the preliminary settlements of the securities and derivative litigation. This was partially offset by the receipt of $2.4 million for German value-added tax ("VAT") recovery in the first half of 2022, related to drug substance sent to Baxter in 2020 and 2019.
7. PREPAID EXPENSES
The prepaid expenses balance as of June 30, 2022 is $0.8 million compared to $25.7 million as of December 31, 2021. In light of the Company's decision to voluntarily pause further development of Vicineum, the Company evaluated prepaid balances and determined that the prepayments for the manufacturing of Vicineum, including consumables, had no future economic benefit or value. Pursuant to ASC Topic 730, Certain Nonrefundable Advance Payment, the Company expensed $25.2 million of prepaids during the three months ended June 30, 2022.
8. INTANGIBLE ASSETS AND GOODWILL
Intangibles
Intangible assets on the Company's condensed consolidated balance sheets are the result of the Viventia Acquisition in September 2016. The following table sets forth the composition of intangible assets as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
IPR&D intangible assets:
Vicineum European Union rights	$—	$14,700
Total Intangibles	$—	$14,700
The fair value of the acquired intangible assets for the European Union ("EU") rights of Vicineum is determined using a risk-adjusted discounted cash flow approach, which includes probability adjustments for projected revenues and operating expenses based on the success rates assigned to each stage of development for each geographical region; as well as discount rates applied to the projected cash flows. In August 2021, the Company received a CRL from the FDA regarding its BLA for Vicineum for the treatment of BCG-unresponsive NMIBC, the Company’s former lead product candidate. In the CRL, the FDA determined that it could not approve the BLA for Vicineum in its present form and provided recommendations specific to additional clinical/statistical data and analyses in addition to CMC issues pertaining to a recent pre-approval inspection and product quality. Also in August 2021, the Company withdrew its marketing authorization application (“MAA”) to the European Medicines Agency (the “EMA”) for Vysyneum™ for the treatment of BCG-unresponsive NMIBC in order to pause its plans to pursue regulatory approval of Vysyneum in the EU until there was more clarity from the FDA on next steps for Vicineum in the United States. Vysyneum is the proprietary brand name that was conditionally approved by the EMA for oportuzumab monatox in the EU. Given the inherent uncertainty in the development plans for Vicineum as a result of the CRL and the Company’s withdrawal of its MAA, an impairment analysis was conducted in the third quarter of 2021, which concluded that the carrying value of the Company’s intangible asset of Vicineum US rights was fully impaired as of September 30, 2021. The $31.7 million of impairment charges as of September 30, 2021 were due to delays in the expected start of commercialization and lower probabilities of success, combined with higher operating expenses expected to be incurred prior to commercialization, resulting in lower expected future cash flows estimated in the US market. At that time, management assessed that the carrying value of the Vicineum EU rights was not at significant risk of impairment in the future within the current range of commercialization timelines and probability of success assumptions. This was primarily due to the fact that the EU asset was burdened with significantly less expense than the US asset, as the Company’s strategic operating plan was to sublicense Vicineum to business development partners in all regions outside the US, including the EU, with it earning a potential combination of upfront, milestone, and royalty payments, and the business development partner bearing the majority of regulatory and commercialization costs.
During the second quarter of 2022, the Company observed an evolution of the current market treatment paradigm in NMIBC, with substantial uptake of intravesical chemotherapy (monotherapy and combination therapy) during the ongoing BCG shortage. The Company has also experienced a sustained decline in its share price and a resulting decrease in our market capitalization. On July 15, 2022 the Company made the strategic decision to voluntarily pause further development in the US of Vicineum and intends to seek a partner for the further development of Vicineum. The decision was based on a thorough reassessment of Vicineum, which included the incremental development timeline and associated costs for an additional Phase 3 clinical trial for the treatment of NMIBC, following recent discussions with the FDA and the updated market data obtained through market research during the ongoing BCG shortage. Management updated the discounted cash flow model using the market participant approach and considered preliminary terms of a potential partnering deal to conclude the fair value of EU asset. The Company concluded that the carrying value of the Company’s intangible asset of Vicineum EU rights of $14.7 million was fully impaired and written off as of June 30, 2022. The weighted average cost of capital used in the Company’s most recent impairment test, which was 24.5%, was risk-adjusted to reflect the specific risk profile of the reporting unit. Management used considerable judgment to determine key assumptions, including projected revenue and appropriate discount rates, which are classified as level 3 in fair value measurement.
Goodwill
Goodwill on the Company's condensed consolidated balance sheets is the result of the Viventia Acquisition in September 2016. During the second quarter of 2022 the Company observed continued trends in the Company’s market capitalization as compared to the carrying value of its single reporting unit as well as changes in certain assumptions in the fair value of the business including market share, length and cost of a clinical study, and time to potential market launch. The Company identified these changes as potential impairment indicators and performed a quantitative impairment analysis, in advance of the Company's typical annual assessment date of October 1. The Company reassessed the underlying assumptions used to develop its revenue projections, which were then used as significant inputs to determine the fair value of equity. Management updated its revenue forecast models based on further launch delays in both the US and outside the US ("OUS") regions. The Company also recently observed an evolution of the current treatment paradigm in NMIBC, with substantial uptake of intravesical chemotherapy (monotherapy and combination therapy) during the ongoing BCG shortage resulting in lower projected peak market share for Vicineum. Management also considered other factors including the preliminary valuations of strategic alternatives during the fair value assessment. As a result of the interim impairment test, the Company concluded that the carrying value of its goodwill of $13.1 million was fully impaired as of June 30, 2022. The weighted average cost of capital used in the Company’s most recent impairment test, which was 24.5%, was risk-adjusted to reflect the specific risk profile of the reporting unit. Management used considerable judgment to determine key assumptions, including projected revenue and appropriate discount rates, which are classified as level 3 in fair value measurement.
The following table sets forth a summary of the change in goodwill as of June 30, 2022 and December 31, 2021 (in thousands).

Balance at December 31, 2021	$13,064
Impairment loss	(13,064)
Balance at June 30, 2022	$—

9. ACCRUED EXPENSES
The following table sets forth the composition of accrued expenses as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
Research and development	$1,847	$1,841
Payroll-related expenses	3,099	2,967
Restructuring charge related	394	1,497
Professional fees	507	597
Legal expenses, including preliminary litigation settlement	22,477	1,344
Other	1,527	9
Total Accrued Expenses	$29,851	$8,255
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
On August 19, 2021, August 31, 2021, and October 7, 2021, three substantially identical securities class action lawsuits captioned Bibb v. Sesen Bio, Inc., et. al., Case No. 1:21-cv-07025, Cizek v. Sesen Bio, Inc., et. al., Case No. 1:21-cv-07309, and Markman v. Sesen Bio, Inc. et al., Case No. 1:21-cv-08308 were filed against the Company and certain of its officers in the US District Court for the Southern District of New York. The three complaints alleged violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder based on statements made by the Company concerning its BLA for Vicineum for the treatment of BCG-unresponsive NMIBC. The three complaints sought compensatory damages and costs and expenses, including attorneys’ fees. On October 29, 2021, the court consolidated the three cases under the caption In re Sesen Bio, Inc. Securities Litigation, Master File No. 1:21-cv-07025-AKH (the “Securities Litigation”), and appointed Ryan Bibb, Rodney Samaan, Lionel Dreshaj and Benjamin Dreshaj (“Lead Plaintiffs”) collectively as the lead plaintiffs under the Private Securities Litigation Reform Act. On November 1, 2021, two stockholders filed motions to reconsider asking the court to appoint a different lead plaintiff. The court has not ruled on those motions at this time. On November 24, 2021, defendants filed a motion to transfer venue to the US District Court for the District of Massachusetts. That motion was fully briefed as of December 13, 2021, but the court has not yet ruled on that motion. On December 6, 2021, the Lead Plaintiffs filed an amended class action complaint (the “Amended Complaint”). The Amended Complaint alleges the same violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder on the same theory as the prior complaints. The defendants moved to dismiss the Amended Complaint on March 7, 2022. The plaintiffs filed their opposition to that motion on April 6, 2022 and Defendants filed their reply in further support of the motion to dismiss on May 6, 2022. After the motion was fully briefed and before the court ruled on the motion, on June 3, 2022, the parties requested that the court hold any decision on the motion to dismiss in abeyance to provide the parties with an opportunity to engage in mediation. The parties engaged in mediation on June 30, 2022.
On September 20, 2021 and September 24, 2021, two substantially similar derivative lawsuits captioned Myers v. Sesen Bio, Inc., et. al., Case No. 1:21-cv-11538 and D’Arcy v. Sesen Bio, Inc., et. al., Case No. 1:21-cv-11577 were filed against the Company’s board of directors and certain of its officers in the US District Court for the District of Massachusetts, with the Company named as a nominal defendant. On January 12, 2022, a third derivative complaint captioned Tang v. Sesen Bio, Inc., et al., was filed in Superior Court in Massachusetts against the Company’s board of directors and certain of its officers (the “State Derivative Litigation”). The three derivative complaints allege breach of fiduciary duties, waste of corporate assets, and violations of federal securities laws based on statements made by the Company concerning its BLA for Vicineum for the treatment of BCG-unresponsive NMIBC. The D’Arcy complaint further alleges unjust enrichment, abuse of control, gross mismanagement and aiding and abetting thereof. The three derivative complaints seek unspecified damages, restitution and disgorgement of profits, benefits and compensation obtained by the defendants and costs and expenses, including attorneys’ fees. On October 18, 2021, the court consolidated the two federal court cases under the caption In re Sesen Bio, Inc. Derivative Litigation, Lead Case No. 1:21-cv-11538 (the “Federal Derivative Litigation”). On December 22, 2021, the court entered a joint stipulation among the parties to stay the Federal Derivative Litigation until after a ruling on any motion to dismiss filed by defendants in the Securities Litigation. On May 1, 2022, the plaintiffs filed a verified consolidated shareholder derivative complaint in the Federal Derivative Litigation. On May 18, 2022, the court entered a joint stipulation among the parties to stay the State Derivative Litigation until after a ruling on any motion to dismiss filed by defendants in the Securities Litigation.
The Company deemed the settlements of the Securities Litigation, the State Derivative Litigation, the Federal Derivative Litigation, and other potential related derivative claims, probable and amounts reasonably estimable as of June 30, 2022 and accrued $21.6 million to litigation related liability.
The Company, its board of directors and the individual defendants continue to deny all allegations of any wrongdoing, but are seeking to settle the Securities Litigation, the State Derivative Litigation and the Federal Derivative Litigation to avoid the uncertainty, risk, expense and distraction of protracted litigation.
Executive Employment Agreements
The Company has entered into employment agreements or offer letters with certain of its key executives, providing for separation payments and benefits in certain circumstances, as defined in the agreements.
11. LEASES
The Company's lease portfolio includes an operating lease for its 31,100 square foot facility in Winnipeg, Manitoba which consists of manufacturing, laboratory, warehouse and office space. In September 2020, the Company entered into an extension of this lease for an additional two years, through September 2022. The minimum monthly rent under this lease is CAD $18,100 (approximately $14,000 at exchange rates in effect on June 30, 2022). In addition to rent expense, the Company expects to incur CAD $18,200 per month related to operating expenses (approximately $14,100 at exchange rates in effect on June 30, 2022). Operating lease cost under this lease, including the related operating costs, were $83,000 and $165,000 for the three and six months ended June 30, 2022, respectively, and $84,000 and $166,000 for the three and six months ended June 30, 2021, respectively.
The asset component of the Company’s operating leases is recorded as operating lease right-of-use assets and reported within other assets on the Company's condensed consolidated balance sheets. The right of use asset total was $41,700 as of June 30, 2022 and $123,300 as of December 31, 2021. The short-term lease liability is recorded in other current liabilities and the long-term lease liability is recorded in other liabilities on the Company’s condensed consolidated balance sheets. The short-term lease liability was $41,700 as of June 30, 2022 and $123,300 as of December 31, 2021. There was no long-term operating lease liability as of June 30, 2022 or December 31, 2021. Operating lease cost is recognized on a straight-line basis over the term of the lease.
In addition, the Company has short-term property leases for modular office space for 1) its corporate headquarters in Cambridge, MA and 2) office space in Philadelphia, PA. The short-term leases are renewed on a month-to-month basis. The minimum monthly rent for these office spaces is $2,200 and $21,000, respectively, which is subject to change if and as the Company adds space to or deducts space from the leases.
12. STOCKHOLDERS' EQUITY
Equity Financings
ATM Offering
The Company has entered into an Open Market Sale Agreement SM with Jefferies LLC ("Jefferies"), dated November 29, 2019, as amended by Amendment No. 1 dated October 30, 2020, Amendment No. 2 dated February 17, 2021 and Amendment No. 3, dated June 1, 2021 (as amended, the "Sale Agreement"), under which the Company may issue and sell shares of its common stock, par value $0.001 per share, from time to time through Jefferies (the “ATM Offering”). In June and July 2021, the Company filed prospectus supplements with the SEC in connection with the offer and sale of up to an aggregate of $200 million of common stock pursuant to the Sale Agreement of which $97.8 million of common stock remain available for future issuance as of June 30, 2022. Sales of common stock under the Sale Agreement are made by any method that is deemed to be an ATM offering as defined in Rule 415(a)(4) of the Securities Act of 1933, as amended, including but not limited to sales made directly on or through the Nasdaq Stock Market or any other existing trading market for the Company's common stock. The Company may sell shares of its common stock efficiently from time to time but has no obligation to sell any of its common stock and may at any time suspend offers under the Sale Agreement or terminate the Sale Agreement. Subject to the terms and conditions of the Sale Agreement, Jefferies will use its commercially reasonable efforts to sell common stock from time to time, as the sales agent, based upon the Company’s instructions, which include a prohibition on sales below a minimum price set by the Company from time to time. The Company has provided Jefferies with customary indemnification rights, and Jefferies is entitled to a commission at a fixed rate equal to 3.0% of the gross proceeds for each sale of common stock under the Sale Agreement. The Company did not sell any shares of common stock pursuant to the Sale Agreement during the three and six months ended June 30, 2022. The Company raised $136.8 million of net proceeds from the sale of 47.1 million shares of common stock at a weighted-average price of $2.99 per share during the six months ended June 30, 2021. The Company raised $64.3 million of net proceeds from the sale of 16.5 million shares of common stock at a weighted-average price of $4.02 per share during the three months ended June 30, 2021. Share issuance costs, including sales agent commissions, related to the ATM Offering totaled $2.0 million and $4.2 million during the three and six months ended June 30, 2021, respectively.
Preferred Stock
Pursuant to its Amended and Restated Certificate of Incorporation (the "Certificate of Incorporation"), the Company is authorized to issue 5.0 million shares of "blank check" preferred stock, $0.001 par value per share, which enables its board of directors, from time to time, to create one or more series of preferred stock. Each series of preferred stock issued shall have the rights, preferences, privileges and restrictions as designated by the board of directors. The issuance of any series of preferred stock could affect, among other things, the dividend, voting and liquidation rights of the Company's common stock. The Company had no preferred stock issued and outstanding as of June 30, 2022 and 2021.
Common Stock
Following approval by the Company’s stockholders on May 3, 2021, an amendment became effective to the Certificate of Incorporation that increased the number of authorized shares of common stock from 200 million to 400 million, of which approximately 199 million shares were issued and outstanding as of June 30, 2022 and December 31, 2021. In addition, the Company had reserved for issuance the following amounts of shares of its common stock for the purposes described below as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
Shares of common stock issued	199,464	199,464
Shares of common stock reserved for issuance for:
Warrants	199	199
Stock options	17,161	15,703
Restricted stock units	8,063	3,041
Shares available for grant under 2014 Stock Incentive Plan	3,076	8,933
Shares available for sale under 2014 Employee Stock Purchase Plan	2,300	2,300
Total shares of common stock issued and reserved for issuance	230,263	229,640
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

Warrants
All of the Company’s outstanding warrants are non-tradeable and equity-classified because they meet the derivative scope exception under ASC Topic 815-40, Derivatives and Hedging - Contracts in Entity’s Own Equity. The following table sets forth the Company's warrant activity for the three months ended June 30, 2022 (in thousands):

Issued	Exercise Price	Expiration	December 31, 2021	Issued	(Exercised)	(Cancelled)	June 30, 2022
Mar-2018	$0.55*	Mar-2023	132	—	—	—	132
Nov-2017	$0.55*	Nov-2022	12	—	—	—	12
May-2015	$11.83	Nov-2024	28	—	—	—	28
Nov-2014	$11.04	Nov-2024	27	—	—	—	27
			199	—	—	—	199
*Exercise price shown (i) reflects modification and (ii) is subject to further adjustment based on down round provision added by amendment described in “Item 15. Exhibits and Financial Statement Schedules - Note 12. Stockholders’ Equity (Deficit)” in the audited annual consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.
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
The following potentially dilutive securities outstanding as of June 30, 2022 and 2021 have been excluded from the denominator of the diluted loss per share of common stock outstanding calculation (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Warrants	199	1,394	199	1,394
Stock options	17,161	17,349	17,161	17,349
RSUs and PSUs	8,063	—	8,063	—
Total	25,423	18,743	25,423	18,743

14. SHARE-BASED COMPENSATION
The following table sets forth the amount of share-based compensation expense recognized by the Company by line item on its Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	$473	$207	$975	$386
General and administrative	1,329	1,052	2,721	1,831
Total Share Based Compensation	$1,802	$1,259	$3,696	$2,217
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
At the Annual Meeting of the Company's stockholders in June 2019, the Company's stockholders approved an amendment to the 2014 Plan that (i) increased by 7.9 million the number of shares of common stock reserved for issuance under the 2014 Plan and (ii) eliminated the “evergreen” or automatic replenishment provision of the 2014 Plan, pursuant to which the number of shares of common stock authorized for issuance under the 2014 Plan was automatically increased on an annual basis. At the Annual Meeting of the Company’s stockholders in May 2021, the Company’s stockholders approved an amendment to the 2014 Plan that increased by 12 million the number of shares of common stock reserved for issuance under the 2014 Plan. There were approximately 3.1 million shares of common stock available for issuance under the 2014 Plan as of June 30, 2022.
Stock options outstanding under the 2014 Plan generally vest over a four-year period at the rate of 25% of the grant vesting on the first anniversary of the date of grant and 6.25% of the grant vesting at the end of each successive three-month period thereafter. Stock options granted under the 2014 Plan are exercisable for a period of ten years from the date of grant. There were approximately 13.6 million stock options outstanding under the 2014 Plan as of June 30, 2022.
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
Also pursuant to the Retention Program and effective as of October 1, 2021, the Company’s executive officers, except for the Chief Executive Officer, were granted a one-time performance-based restricted stock unit (“PSU”) award equal to the value of approximately fifty percent of then-current base salary. The fair value of PSUs at the grant date was $0.4 million. Each PSU represents a contingent right to receive one share of the Company’s common stock upon the satisfaction of pre-determined performance criteria. Subject to continued employment, such awards vest on September 30, 2023 upon the determination by the Compensation Committee of the level of achievement of certain key milestones consisting of a clinical trial milestone, an employee retention milestone and cash management milestones. As of June 30, 2022 achievement was deemed probable for only the cash management milestone, representing $87,000, 20% of the PSU awards. Therefore, $11,000 and $33,000 have been expensed during the three and six months ended June 30, 2022, respectively and $54,000 remains measured but unrecognized.
2009 Stock Incentive Plan
The Company maintains a 2009 Stock Incentive Plan, as amended and restated (the "2009 Plan"), which provided for the grant of incentive and non-qualified stock options and restricted stock awards and restricted stock units, with amounts and terms of grants determined by the Company's board of directors at the time of grant, to its employees, officers, directors, consultants and advisors. Upon the closing of its IPO in February 2014, the Company ceased granting awards under the 2009 Plan and all shares (i) available for issuance under the 2009 Plan at such time and (ii) subject to outstanding awards under the 2009 Plan that expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased without having been fully exercised or resulting in any common stock being issued were carried over to the 2014 Plan. Stock options granted under the 2009 Plan are exercisable for a period of ten years from the date of grant. There were approximately 0.1 million fully vested stock options outstanding under the 2009 Plan as of June 30, 2022.
Out-of-Plan Inducement Grants
From time to time, the Company has granted equity awards to its newly hired employees, including executives, in accordance with the Nasdaq Stock Market LLC ("Nasdaq") employment inducement grant exemption (Nasdaq Listing Rule 5635(c)(4)). Such grants are made outside of the 2014 Plan and act as an inducement material to the employee's acceptance of employment with the Company. There were approximately 3.5 million stock options outstanding which were granted as employment inducement awards outside of the 2014 Plan as of June 30, 2022.
Stock Options
The following table sets forth a summary of the Company’s total stock option activity, including awards granted under the 2014 Plan and the 2009 Plan and inducement grants made outside of stockholder approved plans, for the six months ended June 30, 2022:

	Number of Shares under Option (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	15,703	$1.93	8.03	$82
Granted	1,511	$0.72
Exercised	—	—
Canceled or forfeited	(53)	1.20
Outstanding at June 30, 2022	17,161	$1.83	7.72	$218
Exercisable at June 30, 2022	9,555	$1.72	7.11	$64
The Company recognized share-based compensation expense, related to stock options, of $1.2 million and $2.5 million for the three and six months ended June 30, 2022, respectively and $1.3 million and $2.2 million for the three and six months ended June 30, 2021, respectively. As of June 30, 2022, there was $8.6 million of total unrecognized compensation cost related to unvested stock options which the Company expects to recognize over a weighted-average period of 2.36 years. The weighted-average grant-date fair value of stock options granted during the six months ended June 30, 2022 and 2021 were $0.46 and $2.17, respectively. No stock options were exercised during the six months ended June 30, 2022.
For the six months ended June 30, 2022 and 2021, the grant-date fair value of stock options was determined using the following weighted-average inputs and assumptions in the Black-Scholes option pricing model:

	June 30, 2022	June 30, 2021
Fair market value	$0.72	$3.34
Grant exercise price	$0.72	$3.34
Expected term (in years)	6.0	6.04
Risk-free interest rate	2.1%	0.9%
Expected volatility	71.8%	74.7%
Dividend yield	—%	—%

Restricted Stock Units and Performance Stock Units
The following table sets forth a summary of the Company's RSU and PSU activity for the six months ended June 30, 2022:

	Restricted Stock Units (in thousands)	Weighted Average Grant Date Fair Value
Unvested at December 31, 2021	3,041	$0.80
Granted RSU	4,161	$0.68
Cancelled RSU	(143)	$0.75
Granted PSU	1,004	$0.67
Unvested at June 30, 2022	8,063	$0.72
The Company did not grant any RSUs or PSUs during the six months ended June 30, 2021.
The share-based compensation expense related to RSUs and PSUs for the three and six months ended June 30, 2022 was $0.6 million and $1.2 million, respectively. There was no shared-based compensation expense related to RSUs and PSUs for the three and six months ended June 30, 2021. As of June 30, 2022, there was $3.0 million of total unrecognized compensation cost related to unvested RSUs and PSUs.
15. EMPLOYEE BENEFIT PLANS
2014 Employee Stock Purchase Plan
The Company's 2014 Employee Stock Purchase Plan ("2014 ESPP") was adopted by its board of directors in December 2013 and subsequently approved by its stockholders in January 2014. The 2014 ESPP became effective immediately prior to the closing of the Company's IPO in February 2014 and established an initial reserve of 0.2 million shares of the Company's common stock for issuance to participating employees. At the Annual Meeting of the Company's stockholders in May 2021, the Company's stockholders approved an amendment to the 2014 ESPP that increased by 2.3 million the number of shares of common stock reserved for issuance under the 2014 ESPP. The purpose of the 2014 ESPP is to enhance employee interest in the success and progress of the Company by encouraging employee ownership of common stock of the Company. The 2014 ESPP provides employees with the opportunity to purchase shares of common stock at a 15% discount to the market price through payroll deductions or lump sum cash investments. The Company estimates the number of shares to be issued at the end of an offering period and recognizes expense over the requisite service period. Shares of the common stock issued and sold pursuant to the 2014 ESPP are shown on the condensed consolidated statements of changes in stockholders' equity (deficit). As of June 30, 2022, there were 2.3 million shares of common stock available for sale under the 2014 ESPP. The Company did not sell any shares under the ESPP during the six months ended June 30, 2022 and 2021.
Defined Contribution Plans
United States - 401(k) Plan
The Company maintains a 401(k) defined contribution retirement plan which covers all of its US employees. Employees are eligible to participate on the first of the month following their date of hire. Under the 401(k) plan, participating employees may defer up to 100% of their pre-tax salary, subject to certain statutory limitations. Employee contributions vest immediately. The plan allows for a discretionary match per participating employee up to a maximum of $4,000 per year. The expenses incurred for the periods presented were de minimis amount for each of the six months ended June 30, 2022 and 2021, respectively.
Canada - Defined Contribution Plan
The Company maintains a defined contribution plan for its Canadian employees. Participants may contribute a percentage of their annual compensation to this plan, subject to statutory limitations. The Company contributes up to the first 4% of eligible compensation for its Canadian-based employees to the retirement plan. The expenses incurred for the periods presented were de minimis amount for each of the six months ended June 30, 2022 and 2021, respectively.

16. INCOME TAXES
The following table sets forth the components of the Company's loss before income taxes by country (in thousands):

	Six Months Ended June 30,
	2022	2021
Country:
United States	$(55,939)	$(21,210)
Canada	19,297	(59,456)
Total Loss before Income Taxes	$(36,642)	$(80,666)
The Company's tax benefit (provision) is comprised of the following components (in thousands):

	Six Months Ended June 30,
	2022	2021
Current tax benefit (provision)
Foreign	$3,875	$(288)
Total current benefit (provision)	$3,875	$(288)
The Company's deferred tax liability is comprised of the following:

	June 30, 2022	December 31, 2021
Deferred tax liabilities
IPR&D	$—	$3,969
Total deferred tax liabilities	$—	$3,969
For the six months ended June 30, 2022, the Company recorded a benefit from income taxes of $3.9 million. In the second quarter of 2022, the Company determined that the fair value of the Vicineum EU rights was zero, which resulted in an impairment charge of $14.7 million. In connection with this impairment charge, the Company reversed the associated deferred tax liability by $4.0 million as an income tax benefit, partially offset by $0.1 million income tax paid to foreign jurisdictions pursuant to the exclusive license agreement with Qilu Pharmaceutical Co., Ltd. (“Qilu”) (the “Qilu License Agreement”). Please refer to Note 8, "Intangible Assets and Goodwill," for further information regarding the impairment charge. For the six months ended June 30, 2021, the Company recorded a provision for income taxes of $0.3 million. This provision consisted of income taxes paid to foreign jurisdictions pursuant to the Qilu License Agreement.
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
License Agreement with Micromet
The Company has a License Agreement with Micromet AG ("Micromet"), now part of Amgen, Inc., which grants it nonexclusive rights, with certain sublicense rights, for know-how and patents allowing exploitation of certain single chain antibody products (the “Micromet License Agreement”). These patents cover some key aspects of Vicineum. Under the terms of the Micromet License Agreement, as of June 30, 2022, the Company may be obligated to pay up to €2.4 million in milestone payments for the first product candidate that achieves applicable regulatory and sales-based development milestones (approximately $2.5 million at exchange rates in effect on June 30, 2022). The Company is also required to pay up to a 3.5% royalty on the net sales for products covered by the agreement, which includes Vicineum. The royalty rate owed to Micromet in a particular country will be reduced to 1.5% if there are no valid claims covering the product in that country. The obligation to pay royalties in a particular country expires upon the later of the expiration date of the last valid claim covering the product and the tenth anniversary of the first commercial sale of the product in such country. Finally, the Company is required to pay to Micromet an annual license maintenance fee of €50,000 (approximately $52,148 at exchange rates in effect as of June 30, 2022), that can be credited towards any royalty payment the Company owes to Micromet. The Company recorded an expense of €0.7 million ($0.9 million) related to achievement of a development milestone in the three months ended December 31, 2020, due to the submission of the Company's BLA for Vicineum with the FDA in December 2020. The Company recorded an expense of €0.5 million ($0.6 million) related to the submission of the MAA to the EMA for Vysyneum™ in the first quarter of 2021.
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
Out-License Agreements
Roche License Agreement
In June 2016, the Company entered into the license agreement with Roche (the “Roche License Agreement”), pursuant to which the Company granted Roche an exclusive, worldwide license, including the right to sublicense, to its patent rights and know-how related to the Company’s monoclonal antibody EBI-031 and all other IL-6 antagonist monoclonal antibody technology owned by the Company (collectively, the "Roche Licensed Intellectual Property"). Under the Roche License Agreement, Roche is required to continue developing, at its cost, EBI-031 and any other product made from the Roche Licensed Intellectual Property that contains an IL-6 antagonist anti-IL monoclonal antibody (“Roche Licensed Product”) and pursue ongoing patent prosecution, at its cost.
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
In September 2016, Roche paid the Company the first development milestone of $22.5 million as a result of the Investigational New Drug application for EBI-031 becoming effective on or before September 15, 2016. In December 2021, a $20 million milestone was achieved due to Roche initiating a Phase II clinical trial. Management evaluated the milestone under the provisions of Accounting Standards Codification 606, Revenue from Contracts with Customers ("ASC 606”), and determined it is probable that a significant revenue reversal will not occur in future periods, which was not the case in previous periods. Accordingly, the Company invoiced Roche $20 million with payment terms of 30 days following the achievement of the corresponding milestone event, pursuant to the Roche License Agreement and $20 million was recorded as license revenue and accounts receivables in the fourth quarter of 2021. In January 2022, the payment of $20 million was received.
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
Subsequent to June 30, 2022, the Company executed an asset purchase agreement with Roche pursuant to which Roche purchased all patent rights and know-how related to the monoclonal antibody EBI-031 and all other IL-6 antagonist monoclonal antibody technology owned by the Company for up to $70 million. See further discussion in Note 19. "Subsequent Events".
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
In consideration for the rights granted by the Company, Qilu agreed to pay to the Company a one-time upfront cash payment of $12 million, and milestone payments totaling up to $23 million upon the achievement of certain technology transfer, development and regulatory milestones. All payments were to be inclusive of VAT, which can be withheld by Qilu upon payment, and for which future recovery of such taxes may be available.
Qilu also agreed to pay the Company a 12% royalty based upon annual net sales of Qilu Licensed Products in Greater China. The royalties are payable on a Qilu Licensed Product-by-Licensed Product and region-by-region basis commencing on the first commercial sale of a Qilu Licensed Product in a region and continuing until the latest of (i) twelve years after the first commercial sale of such Qilu Licensed Product in such region, (ii) the expiration of the last valid patent claim covering or claiming the composition of matter, method of treatment, or method of manufacture of such Qilu Licensed Product in such region, and (iii) the expiration of regulatory or data exclusivity for such Qilu Licensed Product in such region (collectively, the “Royalty Terms”). The royalty rate is subject to reduction under certain circumstances, including when there is no valid claim of a licensed patent that covers a Qilu Licensed Product in a particular region or no data or regulatory exclusivity of a Qilu Licensed Product in a particular region.
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
The MENA License Agreement is subject to the provisions of ASC 606. The initial transaction price was estimated by management as $1.5 million as of December 31, 2020 and was based on 50% of the upfront payment, or the amount not subject to a refund if certain regulatory approvals in MENA are not obtained. The remaining upfront payment ($1.5 million) is subject to a refund if certain regulatory approvals in MENA are not obtained within the stated timeline and was initially recorded as deferred revenue. During the second quarter of 2022, the Company changed assumptions in the clinical study design which resulted in longer clinical trial and further delay in regulatory approval in the MENA region. Therefore, the Company reclassed $1.5 million of deferred revenue to short-term accrued liability as of June 30, 2022. The Company also concluded that its agreements under the MENA License Agreement represented two distinct performance obligations, the first of which is a bundled performance obligation related to the delivery of the license, associated know-how and certain documentation. The second performance obligation relates to the delivery of manufactured product. The first performance obligation (delivery of the license, associated know-how and certain documentation) was achieved during the quarter ended March 31, 2021; as such, revenue of $1.5 million was recognized in the first quarter of 2021. Additional variable consideration, determined to be allocated entirely to the bundled license performance obligation, to be paid to the Company based upon future sales levels will be recognized as revenue when the underlying sales of the licensed product occurs. In addition, variable consideration related to any future delivery of product will be recognized in future periods as the product is delivered. As of June 30, 2022, none of these additional amounts were reasonably certain to be achieved due to the nature and timing of the underlying activities.
Subsequent to June 30, 2022, the Company terminated the MENA License Agreement as a result of the Company’s strategic decision to voluntarily pause further development of Vicineum in the US. See further discussion in Note 19. "Subsequent Events."
EIP License Agreement
On August 5, 2021, the Company entered into an exclusive license agreement with EİP Eczacıbaşı İlaç Pazarlama A.Ş., (“EIP”) pursuant to which it granted EIP an exclusive license to register and commercialize Vicineum for the treatment of BCG-unresponsive NMIBC in Turkey and Northern Cyprus (the “EIP License Agreement"). Under the terms of the EIP License Agreement, the Company is entitled to receive an upfront payment of $1.5 million. The Company and EIP have amended the license agreement to defer EIP's payment of the upfront payment to coincide with the potential FDA approval of Vicineum. The Company is eligible to receive additional regulatory and commercial milestone payments of $2.0 million and is also entitled to receive a 30% royalty on net sales in Turkey and Northern Cyprus. The EIP License Agreement is subject to the provisions of ASC 606 and as of June 30, 2022, none of these amounts have been received by the Company. No initial transaction price was estimated by management; therefore, no revenue was recorded as of June 30, 2022. The Company also concluded that its promises under the EIP License Agreement represented two distinct performance obligations, the first of which is a bundled performance obligation related to the delivery of the license and associated know-how. The second performance obligation relates to the delivery of manufactured product. Additional variable consideration, determined to be allocated entirely to the bundled license performance obligation, to be paid to the Company based upon future regulatory milestones will be recognized as achievement of those milestones. In addition, variable consideration related to any future delivery of product will be recognized in future periods as the product is delivered. As of June 30, 2022, none of these additional amounts were reasonably certain to be achieved due to the nature and timing of the underlying activities.
Subsequent to June 30, 2022, the Company terminated the EIP License Agreement as a result of the Company’s strategic decision to voluntarily pause further development of Vicineum in the US. See further discussion in Note 19. "Subsequent Events."
18. RESTRUCTURING AND RELATED ACTIVITIES
On August 30, 2021, the Company approved a restructuring plan to reduce operating expenses and better align its workforce with the needs of its business following receipt of the CRL from the FDA regarding the BLA for Vicineum for the treatment of BCG-unresponsive NMIBC (the “2021 Restructuring Plan”).
The 2021 Restructuring Plan included a reduction in the Company’s workforce by 18 positions (or approximately 35% of the Company’s workforce as of the date of the 2021 Restructuring Plan), as well as additional cost-saving initiatives intended to preserve capital while the Company continues development of Vicineum. The following is a summary of accrued restructuring costs related to the 2021 Restructuring Plan, (in thousands):

Balance as of December 31, 2021	$1,497
Cash payments	(1,103)
Balance at June 30, 2022	$394
The Company expects that substantially all of the accrued restructuring costs as of June 30, 2022 will be paid in cash by the end of September 2022.
Subsequent to June 30, 2022, the Company approved a restructuring plan to reduce operating expenses and better align its workforce with the needs of its business following the decision to voluntarily pause further development of Vicineum in the US. See further discussion in Note 19. "Subsequent Events."
19. SUBSEQUENT EVENTS
Vicineum
On July 11, 2022, the Company participated in a Type B meeting with the FDA to discuss outstanding items related to the Company’s proposed protocol and statistical analysis plan design elements for an additional Phase 3 clinical trial for Vicineum for the treatment of NMIBC.

On July 15, 2022, the Company made the strategic decision to voluntarily pause further development of Vicineum in the US. The decision was based on a thorough reassessment of Vicineum, which included the incremental development timeline and associated costs for an additional Phase 3 clinical trial, following its discussions with the FDA. The Company has turned its primary focus to assessing potential strategic alternatives with the goal of maximizing shareholder value. Additionally, the Company intends to seek a partner for the further development of Vicineum.
In connection with our decision to voluntarily pause further development of Vicineum, we have commenced the process to wind down our manufacturing operations by terminating the Master Bioprocessing Services Agreement with Fujifilm Diosynth Biotechnologies U.S.A. and the Commercial Manufacturing and Supply Agreement with Baxter on July 17, 2022 and July 20, 2022, respectively. We requested that Fujifilm and Baxter cease all work under the respective agreements and refrain from incurring any additional costs or expenses. As a result of the termination, and in accordance with the terms of the Fujifilm MSA, we have the responsibility to pay Fujifilm for certain non-manufacturing stage services and current Good Manufacturing Practice batches of drug substance of Vicineum. The Company is in the process of assessing the estimated impact of the termination of the Fujifilm MSA and the Baxter CMSA.
On July 21, 2022, the Company terminated its Cooperative Research and Development Agreement with the National Cancer Institute for the development of Vicineum in combination with AstraZeneca’s immune checkpoint inhibitor durvalumab for the treatment of BCG-unresponsive NMIBC.
OUS Business Development Partnerships
In connection with the Company’s decision to voluntarily pause further development of Vicineum in the US, the Company has commenced the process to wind down its OUS business development partnerships in MENA and Turkey by providing notice of termination for the MENA License Agreement and EIP License Agreement on July 20, 2022.
2022 Restructuring Plan
On July 15, 2022, the Company approved a restructuring plan to reduce operating expenses and better align its workforce with the needs of its business following the decision to pause further development of Vicineum in the US (the “2022 Restructuring Plan”). Execution of the 2022 Restructuring Plan is expected to be substantially complete by the end of the fourth quarter of 2022. The 2022 Restructuring Plan includes an incremental reduction in the Company’s workforce as well as additional cost-saving initiatives intended to preserve capital while the Company continues to assess potential strategic alternatives with the goal of maximizing shareholder value and seek a potential partner for the further development of Vicineum. As of the filing of this Quarterly Report on Form 10-Q, the Company estimates that it will incur in the third and fourth quarters of 2022 severance and other employee-related costs of approximately $8 million.
The Company also expects to incur one-time cash costs associated with the termination of certain contracts and all other activities under the 2022 Restructuring Plan, and is in the process of assessing the estimated impact.
Sale of Legacy Technology to Roche
On July 15, 2022, the Company executed an asset purchase agreement (the “Roche Asset Purchase Agreement”) with Roche pursuant to which Roche purchased all patent rights and know-how related to the monoclonal antibody EBI-031 and all other IL-6 antagonist monoclonal antibody technology owned by the Company for up to $70 million. As a result of the Roche Asset Purchase Agreement, the Roche License Agreement was terminated resulting in no further diligence, milestone or royalty payment obligations under the Roche License Agreement. Pursuant to the Roche Asset Purchase Agreement, Roche made a $40 million payment to the Company upon execution of the Roche Asset Purchase Agreement. The Roche Asset Purchase Agreement also provides that Roche will make an additional $30 million payment to the Company upon Roche’s initiation of a Phase 3 clinical trial with EBI-031 for a defined indication if initiated prior to December 31, 2026.
Securities and Derivative Litigation
On June 30, 2022 and July 6, 2022, the Company and the plaintiffs in the Securities Litigation engaged in in-person mediation sessions in an attempt to resolve the litigation and continued to discuss a potential settlement over the following weeks. On July 19, 2022, the parties reached an agreement in principle to settle the Securities Litigation. Pursuant to that agreement, the Company and the individual defendants will pay or cause to be paid to members of the class who submit timely and valid proofs of claims. In exchange, the Lead Plaintiffs will dismiss the action and all class members who do not timely and validly opt-out of the settlement will provide broad customary releases to the Company and the individual defendants. On August 3, 2022, the parties entered into a Stipulation and Agreement of Settlement to settle the Securities Litigation, which is subject to court approval.
On July 6, 2022, the Company and the plaintiffs to the Federal Derivative Litigation and the State Derivative Litigation engaged in an in-person mediation session in an attempt to resolve the litigation, with settlement discussions continuing over the following days. On July 19, 2022, the parties reached an agreement in principle to settle the Federal Derivative Litigation, the State Derivative Litigation and other potential related derivative claims. Pursuant to that agreement, the individual defendants will cause the Company to adopt certain enhancements to the Company’s corporate governance policies and procedures. In exchange, the plaintiffs will dismiss the complaints and, on behalf of the Company, provide broad customary releases to the individual defendants. The agreement is subject to the execution of a definitive stipulation of settlement and, after notice to the Company’s stockholders, court approval.
Transfer to Nasdaq Capital Market
On July 26, 2022, the Company received approval from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) to transfer the listing of the Company’s common stock from the Nasdaq Global Market to the Nasdaq Capital Market (the “Approval”). As a result of the Approval, the Company has been granted a second 180-day grace period, or until January 23, 2023, to regain compliance with the minimum bid price requirement.
As previously disclosed, on January 24, 2022, the Company received written notice from Nasdaq indicating that the Company was not in compliance with the $1.00 minimum bid price requirement for continued listing on the Nasdaq Global Market, as set forth in Nasdaq Listing Rule 5450(a)(1). The Company was given until July 25, 2022, to regain compliance with the minimum bid price requirement. In response, the Company submitted an application to transfer the listing of its common stock from the Nasdaq Global Market to the Nasdaq Capital Market.
The Company’s common stock was transferred to the Nasdaq Capital Market effective at the opening of business on July 28, 2022 and will continue to trade under the symbol “SESN”. The Nasdaq Capital Market operates in substantially the same manner as the Nasdaq Global Market and requires that listed companies meet certain financial and liquidity requirements and comply with Nasdaq’s corporate governance requirements.
To regain compliance with the minimum bid price requirement and qualify for continued listing on the Nasdaq Capital Market, the minimum bid price per share of the Company’s common stock must be at least $1.00 for at least ten consecutive business days during the second 180-day grace period. If the Company does not regain compliance during this second grace period, its common stock would be subject to delisting by Nasdaq. As part of its transfer application, the Company notified Nasdaq that if its stock price does not recover sufficiently during the second grace period, it would implement a reverse stock split, if necessary.

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
The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:
•our plans to continue to assess potential strategic alternatives with the goal of maximizing shareholder value;
•our intentions to seek a partner for the further development of Vicineum;
•the expected timing of implementing and completing our restructuring plan following the decision to pause further development of Vicineum in the US (the “2022 Restructuring Plan”);
•the expected timing for incurring costs associated with the 2022 Restructuring Plan;
•our ability to preserve capital while we continue to assess potential strategic alternatives and seek a potential partner for the further development of Vicineum;
•the potential impact of the COVID-19 pandemic on our ability to identify and assess potential strategic alternatives and seek a partner for the further development of Vicineum;
•our projected financial position;
•our ability to obtain and maintain intellectual property protection for our product candidates and our proprietary technology;
•our beliefs regarding key advantages of our targeted fusion protein therapeutics (“TFPT”) platform; and
•our expectations regarding the amount of future milestone payments pursuant to our Asset Purchase Agreement with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (collectively, “Roche”), (the “Roche Asset Purchase Agreement”) and any future milestone or royalty payments pursuant our exclusive license agreement with Qilu Pharmaceutical Co., Ltd. (“Qilu”) for the development, manufacture and commercialization of Vicineum in China, Hong Kong, Macau and Taiwan ("Greater China") (the “Qilu License Agreement”).
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
•we may not be successful in identifying a partner for the further development of Vicineum;
•our exploration and evaluation of strategic alternatives may cause our stock price to fluctuate significantly;
•we may not be able to implement the 2022 Restructuring Plan as currently anticipated or within the timing currently anticipated;
•the workforce reduction in connection with the 2022 Restructuring Plan may have a negative impact on our business;
•our cost saving initiatives in connection with the 2022 Restructuring Plan may not be successful;

•we may have unanticipated difficulties with preserving capital or unanticipated difficulties in terminating certain contracts and arrangements in connection with the 2022 Restructuring Plan;
•we may incur unanticipated charges as a result of the 2022 Restructuring Plan;
•the risk that the respective courts may not approve any settlements agreed to by the parties to the ongoing securities litigation and the derivative litigation;
•we may be unable to obtain, maintain, defend and enforce patent claims and other intellectual property rights;
•we may be unable to defend against pending or threatened litigation, which may be costly and time-consuming;
•we may not meet the Nasdaq minimum bid price requirement during any compliance period or in the future; and
•such other factors described throughout Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Part II, Item 1A. Risk Factors in this Quarterly Report on Form 10-Q and throughout Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2021.
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
Overview
We are a late-stage clinical company focused on advancing targeted fusion protein therapeutics for the treatment of patients with cancer.
Our most advanced product candidate, Vicineum, also known as VB4-845, is a locally-administered targeted fusion protein composed of an anti-epithelial cell adhesion molecule ("EpCAM") antibody fragment tethered to a truncated form of Pseudomonas exotoxin A for the treatment of non-muscle invasive bladder cancer (“NMIBC”).
On July 15, 2022, we made the strategic decision to voluntarily pause further development of Vicineum in the US. The decision was based on a thorough reassessment of Vicineum, which included the incremental development timeline and associated costs for an additional Phase 3 clinical trial, following our discussions with the United States Food and Drug Administration ("FDA"), which are further described below. We have turned our primary focus to assessing potential strategic alternatives with the goal of maximizing shareholder value. Additionally, we intend to seek a partner for the further development of Vicineum.
Recent Events
Assessment of Potential Strategic Alternatives
On May 3, 2022, we announced that we initiated a process to review strategic alternatives with the goal of maximizing shareholder value. Potential strategic alternatives to be explored and evaluated during the review process may include the sale of our company, a merger, acquisition or other business combination, a strategic partnership with one or more parties, or the licensing, sale or divestiture of some of our proprietary technologies. We are actively working with an investment bank in this assessment process.
2022 Restructuring Plan
On July 15, 2022, we approved a restructuring plan to reduce operating expenses and better align our workforce with the needs of our business following the decision to pause further development of Vicineum in the US. Execution of the 2022 Restructuring Plan is expected to be substantially complete by the end of the fourth quarter of 2022. The 2022 Restructuring Plan includes an incremental reduction in our workforce as well as additional cost-saving initiatives intended to preserve capital while we continue to assess potential strategic alternatives with the goal of maximizing shareholder value and seek a potential partner for the further development of Vicineum. As of the filing of this Quarterly Report on Form 10-Q, we estimate that we will incur in the third and fourth quarters of 2022 severance and other employee-related costs of approximately $8 million.
We also expect to incur one-time cash costs associated with the termination of certain contracts and all other activities under the 2022 Restructuring Plan, and are in the process of assessing the estimated impact.
Sale of Legacy Technology to Roche
On July 15, 2022, we executed an asset purchase agreement with Roche pursuant to which Roche purchased all patent rights and know-how related to the monoclonal antibody EBI-031 and all other IL-6 antagonist monoclonal antibody technology owned by us for up to $70 million. As a result of the Roche Asset Purchase Agreement, the exclusive license agreement between Roche and us was terminated resulting in no further diligence, milestone or royalty payment obligations under such license agreement. Pursuant to the Roche Asset Purchase Agreement, Roche made a $40 million payment to us upon execution of the Roche Asset Purchase Agreement. The Roche Asset Purchase Agreement also provides that Roche will make an additional $30 million payable to us upon Roche’s initiation of a Phase 3 clinical trial with EBI-031 for a defined indication if initiated prior to December 31, 2026.
Regulatory Update
In December 2020, we submitted our completed BLA for Vicineum for the treatment of BCG-unresponsive NMIBC to the FDA, which was accepted for filing by the FDA in February 2021. The FDA granted Priority Review for the BLA and set a target PDUFA date for a decision on the BLA of August 18, 2021. On August 13, 2021, we received a CRL from the FDA indicating that the FDA had determined that it could not approve the BLA for Vicineum in its present form and provided recommendations specific to additional clinical/statistical data and analyses in addition to chemistry, manufacturing and controls (“CMC”) issues pertaining to a recent pre-approval inspection and product quality. On August 20, 2021, we withdrew our marketing authorization application (“MAA”) to the European Medicines Agency (the “EMA”) for Vysyneum for the treatment of BCG-unresponsive NMIBC in order to pause our plans to pursue regulatory approval of Vysyneum in the EU until there is more clarity from the FDA on next steps for Vicineum in the United States. Vysyneum is the proprietary brand name that was conditionally approved by the EMA for oportuzumab monatox in the EU. In October 2021, the EMA issued its Withdrawal Assessment Report relating to our MAA for Vysyneum, as is consistent with the EMA’s standard practice when an MAA is withdrawn. The EMA Withdrawal Assessment Report reflects the initial assessment and corresponding questions from the EMA and identifies major objections in the areas of quality, good clinical practice, efficacy and safety.
In October 2021 and December 2021, we participated in a CMC Type A meeting and a Clinical Type A meeting, respectively, with the FDA to discuss issues raised in the CRL and design elements of an additional Phase 3 clinical trial for Vicineum, which the FDA confirmed would be required for a potential resubmission of a BLA. In March 2022, we participated in a Type C meeting with the FDA. During the Type C meeting, the FDA agreed to a majority of our proposed protocol and statistical analysis plan design elements for an additional Phase 3 clinical trial. On July 11, 2022, we participated in a Type B meeting with the FDA to discuss outstanding items related to our proposed protocol and statistical analysis plan design elements for an additional Phase 3 clinical trial.
On July 15, 2022, we made the strategic decision to voluntarily pause further development of Vicineum in the US. The decision was based on a thorough reassessment of Vicineum, which included the incremental development timeline and associated costs for an additional Phase 3 clinical trial, following our discussions with the FDA. As a result of this decision, we no longer plan to pursue regulatory approval of Vicineum for NMIBC in the EU. We have turned our primary focus to assessing potential strategic alternatives with the goal of maximizing shareholder value. Additionally, we intend to seek a partner for the further development of Vicineum.
Prior Phase 3 Clinical Trial – VISTA Trial
In the third quarter of 2015 in the United States and Canada, through our subsidiary Viventia, we commenced our single-arm, multi-center, open-label Phase 3 clinical trial (“VISTA Trial”) in patients with BCG-unresponsive NMIBC who have received adequate BCG and whose disease is now BCG-unresponsive, and for whom the then-current standard of care was a radical cystectomy. Based on safety and efficacy data observed with the longer 12-week induction in our Phase 2 clinical trial, the FDA agreed to our plan to employ more frequent dosing in the VISTA Trial, in which the primary endpoints were complete response (“CR”) and duration of response (“DoR”) in patients with CIS whose disease is BCG-unresponsive. In November 2016, the FDA issued draft guidance regarding appropriate clinical trial design for new drugs and biologics for BCG-unresponsive NMIBC, including the use of single-arm trials. The FDA finalized this guidance in February 2018 and retained many of the recommendations from the 2016 draft guidance regarding clinical trial design, including the use of single-arm trials. We believe that our VISTA Trial design was consistent with these aspects of the FDA’s guidance. In May 2022, we completed the follow-up phase of the VISTA Trial.
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
    We have conducted additional analyses for secondary endpoints. These additional data include the following:
•Time to Cystectomy: Across all 133 patients treated with Vicineum in the VISTA Trial, greater than 75% of all patients are estimated to remain cystectomy-free at 3 years, using the Kaplan-Meier method. Additional ad hoc analysis shows that approximately 88% of responders are estimated to remain cystectomy-free at 3 years. Time to cystectomy is defined as the time from the date of first dose of study treatment to surgical bladder removal. The first 2018 FDA guidance on treatment of BCG-unresponsive NMIBC patients states that the goal of therapy in such patients is to avoid cystectomy. Therefore, time to cystectomy was a key secondary endpoint in the VISTA Trial.
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
Manufacturing
In October 2018, we entered into a Master Bioprocessing Services Agreement with Fujifilm Diosynth Biotechnologies U.S.A., Inc. (“Fujifilm”) (the "Fujifilm MSA") for the manufacturing process and technology transfer of Vicineum drug substance production.
In November 2019, we entered into a Commercial Manufacturing and Supply Agreement with Baxter (the “Baxter CMSA”) for the manufacturing process and technology transfer of Vicineum drug product production.
In June 2021, we entered into a Global Supply Agreement with Qilu pursuant to which Qilu will be part of the manufacturing network for, if approved, global commercial supply of Vicineum drug substance and drug product.

In connection with our decision to voluntarily pause further development of Vicineum, we have commenced the process to wind down our manufacturing operations by terminating the Fujifilm MSA and Baxter CMSA on July 17, 2022 and July 20, 2022, respectively. We requested that Fujifilm and Baxter cease all work under the respective agreements and refrain from incurring any additional costs or expenses. As a result of the termination, and in accordance with the terms of the Fujifilm MSA, we have the responsibility to pay Fujifilm for certain non-manufacturing stage services and current Good Manufacturing Practice batches of drug substance of Vicineum. We are in the process of assessing the estimated impact of the termination of the Fujifilm MSA and the Baxter CMSA.
In-License Agreements
We have a license agreement with the University of Zurich (“Zurich”) which grants us exclusive license rights, with the right to sublicense, to make, have made, use and sell under certain patents primarily directed to our targeting agent, including an EpCAM chimera and related immunoconjugates and methods of use and manufacture of the same (the “Zurich License Agreement”). These patents cover some key aspects of Vicineum.
We have a License Agreement with Micromet AG (“Micromet”), now part of Amgen, Inc., which grants us nonexclusive rights, with certain sublicense rights, for know-how and patents allowing exploitation of certain single chain antibody products (the “Micromet License Agreement”). These patents cover some key aspects of Vicineum.
We have a license agreement with XOMA Ireland Limited (“XOMA”) which grants us non-exclusive rights to certain XOMA patent rights and know-how related to certain expression technology, including plasmids, expression strains, plasmid maps and production systems (the “XOMA License Agreement”). These patents and related know-how cover some key aspects of Vicineum.
Notwithstanding our decision to voluntarily pause further development of Vicineum, we have not taken steps to terminate the above mentioned in-license agreements because our outside the United States (“OUS”) business development partners have been granted sublicenses to the intellectual property licensed to us under these in-license agreements.
OUS Business Development Partnering
In connection with our decision to voluntarily pause further development of Vicineum, we have commenced the process to wind down our OUS business development partnerships in the Middle East and North Africa region (“MENA”) and Turkey by providing notice of termination for the MENA License Agreement and EIP License Agreement on July 20, 2022. In connection with the termination of our exclusive license agreement with our partner in MENA, we are required to refund the $3 million upfront payment paid to us.
Greater China
On July 30, 2020, we and our wholly-owned subsidiary, Viventia Bio, Inc., entered into the Qilu License Agreement pursuant to which we granted Qilu an exclusive, sublicensable, royalty-bearing license, under certain intellectual property owned or exclusively licensed by us, to develop, manufacture and commercialize Vicineum for the treatment of BCG-unresponsive NMIBC and other types of cancer in China, Hong Kong, Macau and Taiwan ("Greater China"). We also granted Qilu a non-exclusive, sublicensable, royalty-bearing sublicense, under certain other intellectual property licensed by us to develop, manufacture and commercialize Vicineum in Greater China. We retain (i) development and commercialization rights in the rest of the world excluding Greater China and (ii) manufacturing rights with respect to Vicineum in the rest of the world excluding Greater China.
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
License revenue consists of revenue recognized pursuant to our commercialization partnership agreements, including the Qilu License Agreement, which is assessed under ASC Topic 606, Revenue ("ASC 606"). In the future, we may generate revenue from a combination of milestone payments and royalties in connection with the Qilu License Agreement.
Research and Development
Research and development expenses consist primarily of costs incurred for the development of Vicineum for the treatment of NMIBC, which include:
•employee-related expenses, including salaries, benefits, travel and share-based compensation expense;
•expenses incurred under agreements with contract resource organizations (“CROs”) and investigative sites that conduct our clinical trials;
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
We allocate direct research and development expenses, consisting principally of external costs, such as fees paid to investigators, consultants, central laboratories and CROs in connection with our clinical trials, costs related to manufacturing or purchasing clinical trial materials and technology transfer and license milestone fees, to specific product programs. We do not allocate employee and contractor-related costs, costs associated with our platform and facility expenses, including depreciation or other indirect costs, to specific product programs because these costs may be deployed across multiple product programs under research and development and, as such, are separately classified. The table below provides research and development expenses incurred for Vicineum for the treatment of NMIBC and other expenses by category. We expect to significantly reduce our research and development expenses as we turn our primary focus to assessing potential strategic alternatives with the goal of maximizing shareholder value and seek a partner for the further development of Vicineum.

We did not allocate research and development expenses to any other specific product program during the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Programs:
Vicineum for the treatment of NMIBC	$27,432	$4,332	$28,892	$7,898
Total direct program expenses	27,432	4,332	28,892	$7,898
Personnel and other expenses:
Employee and contractor-related expenses	2,113	2,389	5,080	4,660
Platform-related lab expenses	22	64	96	114
Facility expenses	123	143	277	268
Other expenses	254	300	360	366
Total personnel and other expenses	2,512	2,896	5,813	5,408
Total Research and Development	$29,944	$7,228	$34,705	$13,306
General and Administrative
General and administrative expenses consist primarily of salaries and related costs for personnel, including share-based compensation and benefits, in executive, operational, finance, legal, business development and human resource functions. Other general and administrative expenses include facility-related costs, professional fees for legal, estimated payments to settle litigation, insurance, investment banking fees, patent, consulting and accounting services, and pre-commercial United States market research. Our general and administrative expenses may increase due to increases in professional and advisory fees as we assess potential strategic alternatives.
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

Our Results of Operations
Comparison of the three months ended June 30, 2022 and 2021

	Three Months Ended June 30,		Increase/(Decrease)
	2022	2021	Dollars	Percentage
	(in thousands, except percentages)
Revenue:
License and related revenue	$—	$2,234	$(2,234)	(100)%
Total revenue	—	2,234	(2,234)	(100)%
Operating expenses:
Research and development	$29,944	$7,228	$22,716	314%
General and administrative	15,589	6,805	8,784	129%
Intangibles impairment charge	27,764	—	27,764	—
Change in fair value of contingent consideration	(37,300)	13,600	(50,900)	(374)%
Total operating expenses	35,997	27,633	8,364	30%
Loss from Operations	(35,997)	(25,399)	(10,598)	42%
Other income (expense):
Other income (expense), net	162	(43)	205	(477)%
Loss Before Taxes	$(35,835)	$(25,442)	$(10,393)	41%
Benefit from income taxes	3,875	—	3,875	—
Net Loss After Taxes	$(31,960)	$(25,442)	$(6,518)	26%
License Revenue
We did not record any revenue for the three months ended June 30, 2022. Revenue for the three months ended June 30, 2021 was $2.2 million, which was due to clinical supply revenue resulting from the delivery of drug product to Qilu, our OUS business development partner for Greater China and license revenue for additional purchase price due to the recovery of VAT by Qilu.
Research and Development
Research and development expenses were $29.9 million for the three months ended June 30, 2022, compared to $7.2 million for the three months ended June 30, 2021. The increase of $22.7 million was primarily due to the expense of prepaid balances related to consumables and manufacturing reservations as the balances were evaluated and deemed to have no future value ($25.2 million). This increase was partially offset by lower costs associated with manufacturing ($2.5 million).
General and Administrative
General and administrative expenses were $15.6 million for the three months ended June 30, 2022, compared to $6.8 million for the three months ended June 30, 2021. The increase of $8.8 million was primarily due to an increase in legal expense ($10.3 million). This increase was driven by the preliminary settlements of the securities and derivative litigation net of expected insurance recovery ($8.6 million), related legal fees ($0.9 million), legal fees related to the internal review ($0.3 million) and other legal expenses ($0.5 million). This increase was partially offset by a decrease in marketing and commercial expenses, which were incurred in the second quarter of 2021 in preparation for potential commercial launch but were discontinued as a result of the Complete Response Letter received in August 2021 ($1.5 million).
Change in Fair Value of Contingent Consideration
The non-cash change in fair value of contingent consideration was income of $37.3 million for the three months ended June 30, 2022, compared to a loss of $13.6 million for the three months ended June 30, 2021. The decrease in the fair value of contingent consideration of $37.3 million for the three months ended June 30, 2022 was driven by our strategic decision to voluntarily pause further development of Vicineum. The decision was based on a thorough reassessment of Vicineum, which included the incremental development timeline and associated costs for an additional Phase 3 clinical trial for the treatment of NMIBC, following recent discussions with the FDA and the updated market data obtained through market research during the ongoing BCG shortage. We intend to seek a partner for the further development of Vicineum. We expect that any partner who acquires Vicineum from us will be obligated to make any payments to the former shareholders of Viventia under the Share Purchase Agreement.
The change in fair value of contingent consideration was a loss of $13.6 million for the three months ended June 30, 2021. This was primarily attributable to changes in the competitive landscape, higher probability of regulatory success, expanded patient population, and to a lesser extent by refinement of timelines in certain markets outside the United States, which was prior to the receipt of a CRL from the FDA.
Benefit (Provision) from Income Taxes
For the three months ended June 30, 2022, we recorded a benefit from income taxes of $3.9 million. In the second quarter of 2022, we determined that the fair value of the Vicineum EU rights was zero, which resulted in an impairment charge of $14.7 million. In connection with this impairment charge, in the second quarter of 2022, we wrote-down the associated deferred tax liability by $4.0 million as a benefit, partially offset by $0.1 million income tax paid to foreign jurisdictions pursuant to the Qilu License Agreement. Please refer to Note 8, "Intangible Assets and Goodwill," for further information regarding the impairment charge. No provision for income taxes was recorded for the three months ended June 30, 2021.
Net loss
For the three months ended June 30, 2022, net loss was $32.0 million, compared to net loss of $25.4 million for the three months ended June 30, 2021. The change was primarily attributable to increases in R&D and G&A expense ($31.5 million), primarily driven by the reduction of prepaid balances related to consumables and manufacturing reservations and the preliminary settlements of the securities and derivative litigation. Additionally, license and related revenue recognized decreased ($2.2 million). This was partially offset by favorable changes in non-cash related expenses of $27.0 million (including tax benefit).

Our Results of Operations
Comparison of the six months ended June 30, 2022 and 2021

	Six Months Ended June 30,		Increase/(Decrease)
	2022	2021	Dollars	Percentage
	(in thousands, except percentages)
Revenue:
License and related revenue	$—	$6,544	$(6,544)	(100)%
Total revenue	—	6,544	(6,544)	(100)%
Operating expenses:
Research and development	$34,705	$13,306	$21,399	161%
General and administrative	24,564	12,098	12,466	103%
Restructuring charge	—	—	—	—
Intangibles impairment charge	27,764	—	27,764	—
Change in fair value of contingent consideration	(50,200)	61,760	(111,960)	(181)%
Total operating expenses	36,833	87,164	(50,331)	(58)%
Loss from Operations	(36,833)	(80,620)	43,787	(54)%
Other income (expense), net	191	(46)	237	(515)%
Loss Before Taxes	(36,642)	(80,666)	44,024	(55)%
Benefit (provision) from income taxes	3,875	(288)	4,163	(1,445)%
Net Loss After Taxes	$(32,767)	$(80,954)	$48,187	(60)%
License Revenue
We did not record any revenue for the six months ended June 30, 2022. Revenue for the six months ended June 30, 2021 was $6.5 million, which was due to achieving the IND milestone in China pursuant to the Qilu License Agreement, clinical supply revenue resulting from the delivery of drug product to Qilu, our OUS partner for Greater China, and license revenue for additional purchase price due to the recovery of VAT by Qilu.
Research and Development
Research and development expenses were $34.7 million for the six months ended June 30, 2022, compared to $13.3 million for the six months ended June 30, 2021. The increase of $21.4 million was primarily due to the expense of prepaid balances related to consumables and manufacturing reservations as the balances were deemed to have no future value ($25.2 million). This increase was partially offset by lower costs associated with manufacturing ($3.7 million).
General and Administrative
General and administrative expenses were $24.6 million for the six months ended June 30, 2022, compared to $12.1 million for the six months ended June 30, 2021. The increase of $12.5 million was primarily due to an increase in legal expense ($13.3 million) driven by the preliminary settlements of the securities and derivative litigation net of expected insurance recovery ($8.6 million), related legal fees ($1.2 million), legal fees related to the internal review ($3.2 million) and other legal expenses ($0.3 million). In addition, employee-related compensation, primarily driven by increased headcount and the retention program implemented in the fourth quarter of 2021 ($1.2 million) and increased insurance expense ($0.3 million). This was partially offset by decreases in marketing and commercial expenses ($1.7 million) and consultant fees ($0.9 million), which were incurred during the first half of 2021 in preparation for potential commercial launch but were discontinued as a result of the Complete Response Letter received in August 2021 and other general expenses ($0.1 million).

Change in Fair Value of Contingent Consideration
The non-cash change in fair value of contingent consideration was income of $50.2 million for the six months ended June 30, 2022, compared to a loss of $61.8 million for the six months ended June 30, 2021. The decrease in the fair value of contingent consideration of $50.2 million for the six months ended June 30, 2022 was driven by our strategic decision to voluntarily pause further development of Vicineum. The decision was based on a thorough reassessment of Vicineum, which included the incremental development timeline and associated costs for an additional Phase 3 clinical trial for the treatment of NMIBC, following recent discussions with the FDA and the updated market data obtained through market research during the ongoing BCG shortage. We intend to seek a partner for the further development of Vicineum. We expect that any partner who acquires Vicineum from us will be obligated to make any payments to the former shareholders of Viventia under the Share Purchase Agreement
The change in fair value of contingent consideration was a loss of $61.8 million for the six months ended June 30, 2021. This was primarily attributable to changes in the competitive landscape, higher probability of regulatory success, expanded patient population, and to a lesser extent by refinement of timelines in certain markets outside the United States, which was prior to the receipt of a CRL from the FDA.
Provision for Income Taxes
For the six months ended June 30, 2022, we recorded a benefit from income taxes of $3.9 million. In the second quarter of 2022, we determined that the fair value of the Vicineum EU rights was zero, which resulted in an impairment charge of $14.7 million. In connection with this impairment charge, in the second quarter of 2022, we wrote-down the associated deferred tax liability by $4.0 million as a benefit, partially offset by $0.1 million income tax paid to foreign jurisdictions pursuant to the Qilu License Agreement. Please refer to Note 8, "Intangible Assets and Goodwill," for further information regarding the impairment charge. For the six months ended June 30, 2021, we recorded a provision for income taxes of $0.3 million. This provision consisted of income taxes paid to foreign jurisdictions pursuant to the Qilu License Agreement.
Net Loss
For the six months ended June 30, 2022 net loss was $32.8 million, compared to net loss of $81.0 million, for the six months ended June 30, 2021. The decrease of $48.2 million was primarily due to decreases in operating expense ($50.3 million) and the tax provision ($4.2 million) partially offset by a decrease in license and related revenue recognized ($6.5 million). The decrease in operating expense ($50.3 million) was driven by non-cash adjustments ($84.2 million), partially offset by a $33.9 million increase in expense. This increase was primarily due to the reduction of our prepaid balances related to consumables and manufacturing reservations and the preliminary settlements of the securities and derivative litigation.
Liquidity and Capital Resources
Overview
As of June 30, 2022, we had cash, cash equivalents and marketable securities of $161.2 million, net working capital of $124.4 million and an accumulated deficit of $349.0 million. We incurred negative cash flows from operating activities of $1.4 million for the six months ended June 30, 2022, compared to negative cash flows of $41.6 million for the six months ended June 30, 2021.We believe that, based on our current operating plans and financial forecasts, our cash, cash equivalents and marketable securities of $161.2 million as of June 30, 2022, are sufficient to fund our current operating plan for at least twelve months from the date of this Form 10-Q filing, August 8, 2022.
Since our inception, we have received no revenue from sales of our products, and we anticipate that operating losses will continue for the foreseeable future as we continue to assess any potential strategic alternatives that we may pursue. We have financed our operations to date primarily through private placements of our common stock, preferred stock, common stock warrants and convertible bridge notes, venture debt borrowings, our IPO, follow-on public offerings, sales effected in ATM offerings, our OUS business development partnerships and license agreements and, to a lesser extent, from a collaboration.
We have entered into an Open Market Sale Agreement with Jefferies LLC ("Jefferies") dated November 29, 2019, as amended by Amendment No. 1 dated October 30, 2020, Amendment No. 2 dated February 17, 2021 and Amendment No. 3, dated June 1, 2021 (as amended, the "Sale Agreement"), under which we may issue and sell shares of our common stock, par value $0.001 per share from time to time through Jefferies (the "ATM Offering"). In June and July 2021, we filed prospectus supplements with the SEC in connection with the offer and sale of up to an aggregate of $200 million of our common stock pursuant to the Sale Agreement of which $97.8 million of common shares remain available for future issuance as of June 30, 2022. Sales of common stock under the Sale Agreement are made by any method that is deemed to be an ATM offering as defined in Rule 415(a)(4) of the Securities Act of 1933, including but not limited to sales made directly on or through the Nasdaq Stock Market or any other existing trading market for our common stock. We may sell shares of our common stock efficiently from time to time but have no obligation to sell any of our common stock and may at any time suspend offers under the Sale Agreement or terminate the Sale Agreement. Subject to the terms and conditions of the Sale Agreement, Jefferies will use its commercially reasonable efforts to sell common stock from time to time, as the sales agent, based upon our instructions, which include a prohibition on sales below a minimum price set by us from time to time. We have provided Jefferies with customary indemnification rights, and Jefferies is entitled to a commission at a fixed rate equal to 3.0% of the gross proceeds for each sale of common stock under the Sale Agreement. We did not sell any shares of common stock pursuant to the Sale Agreement during the six months ended June 30, 2022. We raised $136.8 million of net proceeds from the sale of 47.1 million shares of common stock at a weighted-average price of $2.99 per share during the six months ended June 30, 2021, including $64.3 million of net proceeds from the sale of 16.5 million shares of common stock at a weighted-average price of $4.02 per share during the three months ended June 30, 2021. Share issue costs, including sales agent commissions, related to the ATM Offering totaled $2.0 million and $4.2 million for the three and six months ended June 30, 2021, respectively.
Funding Requirements
Our future success is dependent on our ability to identify and ultimately consummate a strategic transaction. Potential strategic alternatives to be explored and evaluated during the review process may include the sale of our company, a merger, acquisition or other business combination, a strategic partnership with one or more parties, or the licensing, sale or divestiture of some of our proprietary technologies. We are actively working with an investment bank in this assessment process.
We are subject to a number of risks similar to other clinical companies that have determined to focus primarily on pursuing a strategic transaction, including, but not limited to, those which are described under Part II Item 1A. Risk Factors of this Quarterly Report on Form 10-Q.
We will incur substantial expenses if and as we:
•address our ongoing securities litigation and derivative litigation;
•maintain, expand and protect our intellectual property portfolio;
•reduce our personnel and incur related severance and employee-related costs;
•wind down and dispose of the equipment and physical infrastructure that had been used to support our research and development activities;
•terminate contracts with our CMOs;
•terminate our property leases in Winnipeg, Manitoba, Cambridge, Massachusetts and Philadelphia, Pennsylvania;
•restore our Winnipeg manufacturing facility to the state in which it was originally leased; and
•explore, evaluate and pursue any strategic alternatives in connection with the review process we have initiated.
Our future capital requirements will depend on many factors, including:
•the outcome and timing of any pending or future litigation involving us or our business;
•the outcome and timing of the process we have initiated to review strategic alternatives, which may include the sale of our company, a merger, acquisition or other business combination, a strategic partnership with one or more parties, or the licensing, sale or divestiture of some of our proprietary technologies;
•the costs and timing of maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims; and
•our obligation to make milestone, royalty and other payments to third-party licensors under our licensing agreements.
Until such time, if ever, as we can generate substantial revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, or government or other third-party funding To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of existing stockholders. Debt financing, if available, may involve agreements that include liens or other restrictive covenants limiting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate our assessment of strategic alternatives. If we do not successfully consummate a strategic alternative, our board of directors may decide to pursue a dissolution and liquidation of our company.
Contractual and Other Obligations
For information related to our cash requirements from known contractual and other obligations, see the description of Contingent Consideration in Note 5 “Fair Value Measurement and Financial Instruments,” as well as the description of our leases in Note 11 “Leases”, and the description of our license agreement and collaborations in Note 17, “License Agreements” of Part I - Item 1. Financial Statements - Notes to Condensed Consolidated Financial Statements.

Cash Flows
The following table sets forth a summary of our cash flows for the six months ended June 30, 2022 and 2021 (in thousands):

	Six Months Ended June 30,
	2022	2021
Net Cash Used in Operating Activities	$(1,441)	$(41,616)
Net Cash Used in Investing Activities	(89,095)	(49)
Net Cash Provided by Financing Activities	—	137,312
Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	$(90,536)	$95,647
Net Cash Used in Operating Activities
Net cash used in operating activities was $1.4 million for the six months ended June 30, 2022 and consisted primarily of a net loss of $32.8 million, adjusted for non-cash items including, a decrease in the fair value of contingent consideration ($50.2 million), intangible impairment charge ($27.8 million), share-based compensation ($3.7 million), and a net increase in operating assets and liabilities ($50.1 million).
Net cash used in operating activities was $41.6 million for the six months ended June 30, 2021 and consisted primarily of a net loss of $81.0 million, which includes $6.5 million of revenue recognized pursuant to certain of our out-license agreements, adjusted for non-cash items, including share-based compensation ($2.2 million), an increase in the fair value of contingent consideration ($61.8 million) and a net decrease in operating assets and liabilities of ($24.7 million).
Net Cash Used in Investing activities
Net cash used in investing activities was $89.1 million for the six months ended June 30, 2022 and consisted of marketable security purchases.
Net cash used in investing activities consisted of de minimis purchases and sales or property and equipment during the six months ended June 30, 2021.
Net Cash Provided by Financing activities
Net cash provided by financing activities was zero for the six months ended June 30, 2022.
Net cash provided by financing activities was $137.3 million for the six months ended June 30, 2021 and consisted primarily of $136.8 million net proceeds from the sale of common stock under the ATM Offering.
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
Fair Value of Indefinite-Lived Intangible Assets
Our intangible assets consist of indefinite-lived, acquired IPR&D worldwide product rights to Vicineum as a result of the acquisition of Viventia in 2016. IPR&D assets acquired in a business combination are considered indefinite-lived until the completion or abandonment of the associated research and development efforts.
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
During the second quarter of 2022, we observed an evolution of the current market treatment paradigm in NMIBC, with substantial uptake of intravesical chemotherapy (monotherapy and combination therapy) during the ongoing BCG shortage. We have also experienced a sustained decline in share price and a resulting decrease in our market capitalization. On July 15, 2022, we made the strategic decision to voluntarily pause further development in the US of our lead asset, Vicineum, and intend to seek a partner for the further development of Vicineum. The decision was based on a thorough reassessment of Vicineum, which included the incremental development timeline and associated costs for an additional Phase 3 clinical trial for the treatment of NMIBC, following recent discussions with the FDA and the updated market data obtained through market research during the ongoing BCG shortage. We updated the discounted cash flow model using the market participant approach and considered preliminary terms of potential partnering deal to conclude the fair value of EU asset. We concluded that the carrying value of our intangible asset of Vicineum EU rights of $14.7 million was fully impaired as of June 30, 2022.
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
During the second quarter of 2022, we observed continued trends in our market capitalization as compared to the carrying value of our single reporting unit as well as changes in certain assumptions in the fair value of the business including market share, length and cost of a clinical study, and time to potential market launch. The Company identified these changes as potential impairment indicators and performed a quantitative impairment analysis in advance of our typical annual assessment date of October 1. We reassessed the underlying assumptions used to develop our revenue projections, which were then used as significant inputs to determine the fair value of equity. We updated our revenue forecast models based on further expected launch delays in both US and OUS regions. We also recently observed an evolution of the current treatment paradigm in NMIBC, with substantial uptake of intravesical chemotherapy (monotherapy and combination therapy) during the ongoing BCG shortage resulting in lower projected peak market share for Vicineum. We also considered other factors including the preliminary valuations of strategic alternatives during the fair value assessment. As a result of the interim impairment test, we concluded that the carrying value of our goodwill of $13.1 million was fully impaired as of June 30, 2022.
Contingent Consideration
Contingent consideration on our condensed consolidated balance sheets is the result of our acquisition of Viventia in September 2016 and represents the discounted present value of future commercial launch milestones and net sales earnout payments due to the former shareholders of Viventia pursuant to the Share Purchase Agreement. Contingent consideration is measured at its estimated fair value on a recurring basis at each reporting period, with fluctuations in value resulting in a non-cash charge to earnings (or loss) during the period. The estimated fair value measurement is based on significant unobservable inputs (Level 3 within the fair value hierarchy), including internally developed financial forecasts, probabilities of success and timing of certain milestone events and achievements, which are unpredictable and inherently uncertain. Actual future cash flows may differ from the assumptions used to estimate the fair value of contingent consideration. The valuation of contingent consideration requires the use of significant assumptions and judgments, which management believes are consistent with those that would be made by a market participant. Management reviews its assumptions and judgments on an ongoing basis as additional market and other data is obtained, and any future changes in the assumptions and judgments utilized by management may cause the estimated fair value of contingent consideration to fluctuate materially, resulting in earnings volatility.
The estimated fair value of our contingent consideration was determined using probabilities of successful achievement of regulatory milestones and commercial sales, the period in which these milestones and sales were expected to be achieved through 2033, the level of commercial sales of Vicineum forecasted for the US, Europe, Japan, China and other potential markets. Earnouts were determined using an earnout rate of 2% on all commercial net sales of Vicineum through December

2033. The discount rate applied to the 2% earnout was derived from our estimated weighted-average cost of capital, which has fluctuated from 9.3% as of December 31, 2021 to 10.2% as of June 30, 2022. Milestone payments constitute debt-like obligations, and therefore a high-yield debt index rate was applied to the milestones in order to determine the estimated fair value. This index rate was 8.0% as of December 31, 2021.
On July 15, 2022, we made the strategic decision to voluntarily pause further development in the US of Vicineum. The decision was based on a thorough reassessment of Vicineum, which included the incremental development timeline and associated costs for an additional Phase 3 clinical trial for the treatment of NMIBC, following recent discussions with the FDA and the updated market data obtained through market research during the ongoing BCG shortage. Additionally, we intend to seek a partner for the further development of Vicineum. We expect any partner who acquires Vicineum from us will be obligated to make any payments to the former shareholders of Viventia under the Share Purchase Agreement. Accordingly, as of June 30, 2022, we no longer expect to pay related milestone and earnout payments, with the exception of the potential 2% earnout payment related to the Greater China region since those territory rights have already been out-licensed. Therefore, the June 30, 2022 balance relates to contingent consideration related to projected net sales in the Greater China region as compared to the December 31, 2021 balance which was based upon projected world-wide net sales.
Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss and research and development credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. A valuation allowance is recorded to the extent it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of June 30, 2022, we reduced our deferred tax liabilities by $4.0 million as a result of intangibles impairment charge, driven by the decision to pause the development of Vicineum.
Unrecognized income tax benefits represent income tax positions taken on income tax returns that have not been recognized in the financial statements. We recognize the benefit of an income tax position only if it is more likely than not (greater than 50%) that the tax position will be sustained upon tax examination, based solely on the technical merits of the tax position. Otherwise, no benefit is recognized. The tax benefits recognized are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. We recognize accrued interest and penalties related to uncertain tax positions as income tax expense in our condensed consolidated statements of operations. As of June 30, 2022 and December 31, 2021, we did not have any uncertain tax positions.
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
Item 4.         Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), that are designed to ensure information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as the end of the period covered by this Quarterly Report on Form 10-Q. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2022.
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
Changes in Internal Control Over Financial Reporting
During the three months ended June 30, 2022, there were no changes in our internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), which materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1.    Legal Proceedings.
On August 19, 2021, August 31, 2021, and October 7, 2021, three substantially identical securities class action lawsuits captioned Bibb v. Sesen Bio, Inc., et. al., Case No. 1:21-cv-07025, Cizek v. Sesen Bio, Inc., et. al., Case No. 1:21-cv-07309 and Markman v. Sesen Bio, Inc. et al., Case No. 1:21-cv-08308 were filed against us and certain of our officers in the US District Court for the Southern District of New York. The three complaints alleged violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, based on statements made by us concerning the BLA for Vicineum for the treatment of BCG-unresponsive NMIBC. The three complaints sought compensatory damages and costs and expenses, including attorneys’ fees. On October 29, 2021, the court consolidated the three cases under the caption In re Sesen Bio, Inc. Securities Litigation, Master File No. 1:21-cv-07025-AKH (the “Securities Litigation”), and appointed Ryan Bibb, Rodney Samaan, Lionel Dreshaj and Benjamin Dreshaj (“Lead Plaintiffs”) collectively as the lead plaintiffs under the Private Securities Litigation Reform Act. On November 1, 2021, two stockholders filed motions to reconsider asking the court to appoint a different lead plaintiff. The court has not ruled on those motions at this time. On November 24, 2021, defendants filed a motion to transfer venue to the US District Court for the District of Massachusetts. That motion was fully briefed as of December 13, 2021, but the court has not yet ruled on that motion. On December 6, 2021, the Lead Plaintiffs filed an amended class action complaint (the “Amended Complaint”). The Amended Complaint alleges the same violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder on the same theory as the prior complaints. The defendants moved to dismiss the Amended Complaint on March 7, 2022. The plaintiffs filed their opposition to that motion on April 6, 2022 and Defendants filed their reply in further support of the motion to dismiss on May 6, 2022. After the motion was fully briefed and before the court ruled on the motion, on June 3, 2022, the parties requested that the court hold any decision on the motion to dismiss in abeyance to provide the parties with an opportunity to engage in mediation. On June 30, 2022 and July 6, 2022, the Company and the plaintiffs in the Securities Litigation engaged in in-person mediation sessions in an attempt to resolve the litigation and continued to discuss a potential settlement over the following weeks. On July 19, 2022, the parties reached an agreement in principle to settle the Securities Litigation. Pursuant to that agreement, the Company and the individual defendants will pay or cause to be paid to members of the class who submit timely and valid proofs of claims. In exchange, the Lead Plaintiffs will dismiss the action and all class members who do not timely and validly opt-out of the settlement will provide broad customary releases to the Company and the individual defendants. On August 3, 2022, the parties entered into a Stipulation and Agreement of Settlement to settle the Securities Litigation, which is subject to court approval.
On September 20, 2021 and September 24, 2021, two substantially similar derivative lawsuits captioned Myers v. Sesen Bio, Inc., et. al., Case No. 1:21-cv-11538 and D’Arcy v. Sesen Bio, Inc., et. al., Case No. 1:21-cv-11577 were filed against our board of directors and certain of our officers in the US District Court for the District of Massachusetts, with us named as nominal defendant. On January 12, 2022, a third derivative complaint captioned Tang v. Sesen Bio, Inc., et al., was filed in Superior Court in Massachusetts against our board of directors and certain of our officers (the “State Securities Litigation”). The three derivative complaints allege breach of fiduciary duties, waste of corporate assets and violations of federal securities laws, based on statements made by us concerning the BLA for Vicineum for the treatment of BCG-unresponsive NMIBC. The D’Arcy complaint further alleges unjust enrichment, abuse of control, gross mismanagement and aiding and abetting thereof. The three derivative complaints seek unspecified damages, restitution and disgorgement of profits, benefits and compensation obtained by the defendants and costs and expenses, including attorneys’ fees. On October 18, 2021, the court consolidated the two federal court cases under the caption In re Sesen Bio, Inc. Derivative Litigation, Lead Case No. 1:21-cv-11538 (the “Federal Derivative Litigation”). On December 22, 2021, the court entered a joint stipulation among the parties to stay the Federal Derivative Litigation until after a ruling on any motion to dismiss filed by defendants in the Securities Litigation. On May 1, 2022, the plaintiffs filed a verified consolidated shareholder derivative complaint in the Federal Derivative Litigation. On May 18, 2022, the court entered a joint stipulation among the parties to stay the State Derivative Litigation until after a ruling on any motion to dismiss filed by defendants in the Securities Litigation. On July 6, 2022, the Company and the plaintiffs to the Federal Derivative Litigation and the State Derivative Litigation engaged in an in-person mediation session in an attempt to resolve the litigation, with settlement discussions continuing over the following days. On July 19, 2002, the parties reached an agreement in principle to settle the Federal Derivative Litigation, the State Derivative Litigation and other potential related derivative claims. Pursuant to that agreement, the individual defendants will cause the Company to adopt certain enhancements to the Company’s corporate governance policies and procedures. In exchange, plaintiffs will dismiss the complaints and, on behalf of the Company, provide broad customary releases to the individual defendants. The agreement is subject to the execution of a definitive stipulation of settlement and, after notice to the Company’s stockholders, court approval.
The Company, its board of directors and the individual defendants continue to deny all allegations of any wrongdoing, but are seeking to settle the Securities Litigation, the State Derivative Litigation and the Federal Derivative Litigation to avoid the uncertainty, risk, expense and distraction of protracted litigation.

Item 1A.    Risk Factors.
During the six months ended June 30, 2022, other than as set forth below, there were no material changes to the "Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2021. You should carefully consider the information described therein and in this Quarterly Report on Form 10-Q, which could materially affect our financial condition, results of operations and cash flows.
Our exploration of strategic alternatives may not result in entering into or completing a transaction, and the process of reviewing strategic alternatives or its conclusion could adversely affect our stock price.
We have initiated a process to review strategic alternatives with the goal of maximizing shareholder value. Potential strategic alternatives to be explored and evaluated during the review process may include the sale of our company, a merger, acquisition or other business combination, a strategic partnership with one or more parties, or the licensing, sale or divestiture of some of our proprietary technologies. We are actively working with an investment bank in this assessment process, which we believe will be complete by the end of 2022. On July 15, 2022, we made the strategic decision to voluntarily pause further development in the US of Vicineum. This decision enables us to conserve cash while we continue to assess potential strategic alternatives. Additionally, we intend to seek a partner for the further development of Vicineum.
There can be no assurance any transaction will result from the Company’s evaluation of strategic alternatives. Any potential transaction would be dependent on a number of factors that may be beyond our control, including, among other things, market conditions, industry trends, the interest of third parties in a potential transaction with us, obtaining stockholder approval and the availability of financing to us or third parties in a potential transaction with us on reasonable terms. The process of reviewing strategic alternatives may be time consuming and may involve the dedication of significant resources and may require us to incur significant costs and expenses. It could negatively impact our ability to attract, retain and motivate key employees, and expose us to potential litigation in connection with this process or any resulting transaction. If we are unable to effectively manage the process, our financial condition and results of operations could be adversely affected. In addition, speculation regarding any developments related to the review of strategic alternatives and perceived uncertainties related to the future of our company could cause our stock price to fluctuate significantly. Further, any strategic alternative that may be pursued and completed ultimately may not deliver the anticipated benefits or enhance shareholder value. There can be no guarantee that the process of evaluating strategic alternatives will result in our company entering into or completing a potential transaction within the anticipated timing or at all.
If we do not successfully complete a strategic transaction, our board of directors may decide to pursue a dissolution and liquidation of our company. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such liquidation as well as the amount of cash that will need to be reserved for commitments and contingent liabilities.
There can be no guarantee that the process to identify a strategic transaction will result in a successfully completed transaction. If no transaction is completed, our board of directors may decide that it is in the best interest of our stockholders to dissolve our company and liquidate our assets. In that event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such decision and, ultimately, such liquidation, since the amount of cash available for distribution continues to decrease as we fund our operations and evaluate our strategic alternatives. In addition, if our board of directors were to approve and recommend, and our stockholders were to approve, a dissolution of our company, we would be required under Delaware corporate law to pay our outstanding obligations, as well as to make reasonable provision for contingent and unknown obligations, prior to making any distributions in liquidation to our stockholders. As a result of this requirement, a portion of our assets may need to be reserved pending the resolution of such obligations. In addition, we may be subject to litigation or other claims related to a dissolution and liquidation of our company. If a dissolution and liquidation were pursued, our board of directors, in consultation with its advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve. Accordingly, holders of our common stock could lose all or a significant portion of their investment in the event of a dissolution, liquidation or winding up of our company.
If we are unable to regain compliance with the listing requirements of the Nasdaq Capital Market, our common stock may be delisted from the Nasdaq Capital Market which could have a material adverse effect on our business and could make it more difficult for you to sell your shares.
Our common stock is listed on the Nasdaq Capital Market, and we are therefore subject to its continued listing requirements, including requirements with respect to the market value of publicly-held shares, market value of listed shares, minimum bid price per share, and minimum stockholders' equity, among others, and requirements relating to board and committee independence. If we fail to satisfy one or more of the requirements, we may be delisted from the Nasdaq Capital Market.
On January 24, 2022, we received notice (the "Notice") from the Nasdaq Stock Market LLC ("Nasdaq") that we were not currently in compliance with the $1.00 minimum bid price requirement for continued listing on the Nasdaq Global Market, as set forth in Nasdaq Listing Rule 5450(a)(1). The Notice indicated that, consistent with Nasdaq Listing Rule 5810(c)(3)(A), we had 180 calendar days, or until July 25, 2022, to regain compliance with the minimum bid price requirement by having the closing bid price of our common stock meet or exceed $1.00 per share for at least ten consecutive business days. On July 26, 2022, we received approval from the Listing Qualifications Department of Nasdaq to transfer the listing of our common stock from the Nasdaq Global Market to the Nasdaq Capital Market. As a result, we were granted a second 180-day grace period, or until January 23, 2023, to regain compliance with the minimum bid price requirement.
If we do not regain compliance by January 23, 2023, we will receive notification from Nasdaq that our common stock is subject to delisting. At that time, we may then appeal the delisting determination to a Nasdaq hearings panel. Such notification will have no immediate effect on our listing on the Nasdaq Capital Market, nor will it have an immediate effect on the trading of our common stock pending such hearing. There can be no assurance, however, that we will be able to regain compliance with Nasdaq’s minimum bid price requirement. If we regain compliance with Nasdaq’s minimum bid price requirement, there can be no assurance that we will be able to maintain compliance with the continued listing requirements for the Nasdaq Capital Market or that our common stock will not be delisted from the Nasdaq Capital Market in the future. In addition, we may be unable to meet other applicable listing requirements of the Nasdaq Capital Market, including maintaining minimum levels of stockholders’ equity or market values of our common stock in which case, our common stock could be delisted notwithstanding our ability to demonstrate compliance with the minimum bid price requirement.
Delisting from the Nasdaq Capital Market may limit the range and attractiveness of strategic alternatives that we are able to consider, adversely affect our ability to raise additional financing through the public or private sale of equity securities, significantly affect the ability of investors to trade our securities, or negatively affect the value and liquidity of our common stock. Delisting also could have other negative results, including the potential loss of employee confidence, the loss of institutional investors or interest in business development opportunities.
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
Our restructuring plans and the associated headcount reductions may not result in anticipated savings, could result in total costs and expenses that are greater than expected and could disrupt our business.
On August 30, 2021, we approved a restructuring plan to reduce operating expenses and better align our workforce with the needs of our business following receipt of the CRL from the FDA regarding our BLA for Vicineum for the treatment of BCG-unresponsive NMIBC (the “2021 Restructuring Plan”). On July 15, 2022, we approved a restructuring plan to reduce operating expenses and better align our workforce with the needs of our business following our decision to pause further development of Vicineum in the US (the “2022 Restructuring Plan”). Execution of the 2021 Restructuring Plan was substantially completed by the end of 2021. Execution of the 2022 Restructuring Plan is expected to be substantially completed by the end of 2022. The 2022 Restructuring Plan includes an incremental reduction in the Company’s workforce as well as additional cost-saving initiatives intended to preserve capital while the Company continues to assess potential strategic alternatives with the goal of maximizing shareholder value and seek a potential partner for the further development of Vicineum. As of the filing of this Quarterly Report on Form 10-Q, the Company estimates that it will incur in the third and fourth quarters of 2022 severance and other employee-related costs of approximately $8 million.
The Company also expects to incur one-time cash costs associated with the termination of certain contracts and all other activities under the 2022 Restructuring Plan, and is in the process of assessing the estimated impact.
We may not realize, in full or in part, the anticipated benefits, savings and improvements in our cost structure from our restructuring efforts due to unforeseen difficulties, delays or unexpected costs. For example, we may incur unanticipated charges not currently contemplated as a result of the restructuring plans. If we are unable to realize the expected operational cost savings from the restructuring, our operating results and financial condition would be adversely affected.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds.
We did not issue any unregistered equity securities during the six months ended June 30, 2022.
Item 3.         Defaults Upon Senior Securities.
Not applicable.
Item 4.         Mine Safety Disclosures.
Not applicable.
Item 5.         Other Information.
None.

Item 6.    Exhibits.
Exhibit Index

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Eleven Biotherapeutics, Inc. Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on February 18, 2014 (File No. 001-36296).
3.2	Certificate of Amendment of Certificate of Incorporation. Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on May 17, 2018 (File No. 001-36296).
3.3	Certificate of Amendment of Certificate of Incorporation. Incorporated by reference to Exhibit 3.3 to our Quarterly Report on Form 10-Q filed on May 10, 2021 (File No. 001-36296).
3.4	Amended and Restated By-Laws. Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on May 17, 2018 (File No. 001-36296).
4.1	Specimen Stock Certificate evidencing the shares of common stock. Incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-1/A filed on January 23, 2014 (File No. 333-193131).
4.2
Form of Warrant issued to Silicon Valley Bank and Life Science Loans, LLC dated November 25, 2014. Incorporated by reference to Exhibit 10.23 to our Registration Statement on Form S-1 filed on December 19, 2014 (File No. 333-201176).

4.3	Form of Common Warrant. Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on November 3, 2017 (File. No. 001-36296).
4.4	Form of Warrant. Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on March 23, 2018 (File. No. 001-36296).
4.5	Form of 2017 Warrant Amendment Agreement. Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on October 29, 2019 (File No. 001-36296).
4.6	Form of 2018 Warrant Amendment Agreement. Incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K filed on October 29, 2019 (File No. 001-36296).

10.1*	Employment Agreement, dated January 5, 2022, by and between Sesen Bio, Inc. and Minori Rosales.
31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	Interactive Data File (Form 10-Q for the Quarterly Period ended June 30, 2022 filed in XBRL). The financial information contained in the XBRL-related documents is "unaudited" and "unreviewed." The instance document does not appear in the interactive file because its XBRL tags are embedded within the Inline XBRL document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
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

SESEN BIO, INC.
(Registrant)

Date:	August 8, 2022	By:	/s/ Thomas R. Cannell, D.V.M.
		Name:	Thomas R. Cannell, D.V.M.
		Title:	President and Chief Executive Officer
(Principal Executive Officer and Duly Authorized Officer)

Date:	August 8, 2022	By:	/s/ Monica Forbes
		Name:	Monica Forbes
		Title:	Chief Financial Officer
(Principal Financial Officer)