Form 10-Q/A
period 2022-06-30
Sesen Bio, Inc.
filed 2022-08-25
CIK 1485003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

(Mark One) Amendment No.1

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

EXPLANATORY NOTE

Sesen Bio, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to amend its Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2022, filed with the Securities and Exchange Commission on August 8, 2022 (the “Original Form 10-Q”) solely to include Exhibits 10.1, 31.1, 31.2, 32.1 and 32.2, which were inadvertently omitted from the Original Form 10-Q. The certification process had been completed and the certifications themselves had been executed prior to the filing of the Original Form 10-Q. Pursuant to Rule 12b-15 under the Securities Act of 1934, as amended, new certifications dated as of the date hereof by the Company’s principal executive officer and principal financial officer are being filed or furnished herewith, as applicable, as exhibits to this Amendment.

Except as expressly set forth above, no other changes, modifications or updates have been made to the Original Form 10-Q. This Amendment speaks as of the Original Filing Date and does not reflect events that have occurred subsequent to the Original Filing Date.

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

SESEN BIO, INC.
(Registrant)

Date:	August 25, 2022	By:	/s/ Thomas R. Cannell, D.V.M.
		Name:	Thomas R. Cannell, D.V.M.
		Title:	President and Chief Executive Officer
(Principal Executive Officer and Duly Authorized Officer)

Date:	August 25, 2022	By:	/s/ Monica Forbes
		Name:	Monica Forbes
		Title:	Chief Financial Officer
(Principal Financial Officer)