Form 10-Q
period 2023-06-30
Carisma Therapeutics Inc.
filed 2023-08-10
CIK 1485003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________
FORM 10-Q
____________________________________________________________
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________________to _________________
Commission File Number: 001-36296
Carisma Therapeutics Inc.
(Exact Name of Registrant as Specified in its Charter)
____________________________________________________________

Delaware	26-2025616
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3675 Market Street, Suite 200 Philadelphia, PA	19104
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (267) 491-6422
(Former Name or Former Address, if Changed Since Last Report)
____________________________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 9, 2023, the registrant had 40,284,845 shares of common stock, $0.001 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains express or implied forward-looking statements that are based on our management’s belief and assumptions and on information currently available to our management. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to future events or our future operational or financial performance, and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by these forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q may include, but are not limited to, statements about:
•the timing and conduct of our ongoing Phase 1 clinical trial of CT-0508 and our sub-study of our ongoing Phase 1 clinical trial utilizing CT-0508 in combination with pembrolizumab;
•the timing and conduct of our pre-clinical studies and planned clinical trial of CT-0525 for solid tumors that overexpress HER2;
•the timing and conduct of our planned clinical trial of CT-1119 for advanced mesothelin-positive solid tumors;
•the timing and conduct of our planned clinical trial of CT-0729 for prostate-specific membrane antigen positive castrate resistant prostate cancer;
•our ability to replicate in later clinical trials positive results found in pre-clinical studies and early- stage clinical trials of our product candidates;
•our plans to conduct discovery and pre-clinical testing of the development of in vivo CAR-M therapeutics for up to twelve oncology targets, as well as multiple other targets and indications;
•our ability to successfully enroll patients in and complete clinical trials;
•our plans to conduct discovery and pre-clinical testing of other product candidates;
•our ability to realize the anticipated benefits of our research and development programs, strategic partnerships, research and licensing programs and academic and other collaborations;
•the timing of applying for and receiving, and our ability to maintain, marketing approvals from applicable regulatory authorities for our product candidates;
•our ability to obtain and maintain intellectual property protection and regulatory exclusivity for CT-0508, CT-0525, CT-1119 and any other product candidates we are developing or may develop in the future;
•acceptance of CT-0508, CT-0525 and any other product candidates, if and when approved, by patients, the medical community and third-party payors;
•our expectations regarding our ability to fund our operating expenses and capital expenditure requirements with our cash, cash equivalents and short-term investments;
•the potential advantages of our product candidates;
•our estimates regarding the potential market opportunity for our product candidates;
•our commercialization and manufacturing capabilities and strategy;
•the impact of health epidemics, pandemics or other contagious outbreaks (including any resurgence of the COVID-19 pandemic) on our business and operations;
•our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
•our competitive position;
•the impact of government laws and regulations;
•our ability to recognize the benefits of our merger, or the Merger, with Sesen Bio, Inc., or Sesen Bio, and the effect the completion of the Merger will have on our business relationships, operating results and business generally;
•the receipt of any payments under the contingent value rights issued to our stockholders in connection with the completion of the Merger, the realization of value for Sesen Bio legacy assets and the amount and timing of distributions to be made to our stockholders, if any; and
•political and economic developments.
In some cases, forward-looking statements can be identified by terminology such as “ “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “predict,” “project,” “target,” “potential,” “goals,” “will,” “would,” “could,” “should,” “continue” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties, and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. If one or more of these risks or uncertainties occur, or if our underlying
i

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
ii

CARISMA THERAPEUTICS INC.
iii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
CARISMA THERAPEUTICS INC.
Unaudited Consolidated Balance Sheets
(in thousands, except share and per share data)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$76,353	$24,194
Marketable securities	40,725	27,802
Prepaid expenses and other assets	5,122	2,596
Total current assets	122,200	54,592
Property and equipment, net	7,590	8,628
Right of use assets – operating leases	3,047	4,822
Restricted cash	30	—
Deferred financing costs	146	4,111
Total assets	$133,013	$72,153

Liabilities, Convertible Preferred Stock and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$2,487	$1,728
Accrued expenses	9,614	10,361
Deferred revenue	1,416	2,459
Operating lease liabilities	2,486	3,437
Finance lease liabilities	1,215	1,162
Other current liabilities	755	523
Total current liabilities	17,973	19,670
Deferred revenue	45,000	45,000
Convertible promissory note	—	33,717
Derivative liability	—	5,739
Operating lease liabilities	920	976
Finance lease liabilities	606	872
Other long-term liabilities	1,809	1,041
Total liabilities	66,308	107,015
Commitments and contingencies (Note 5)
Convertible preferred stock	—	107,808
Stockholders’ equity (deficit):
Common stock $0.001 par value, 350,000,000 shares authorized, 40,269,576 and 2,217,737 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	40	2
Additional paid-in capital	269,141	1,197
Accumulated other comprehensive income (loss)	265	(41)
Accumulated deficit	(202,741)	(158,223)
Total Carisma Therapeutics Inc. stockholders’ equity (deficit)	66,705	(157,065)
Noncontrolling interests	—	14,395
Total stockholders’ equity (deficit)	66,705	(142,670)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$133,013	$72,153
See accompanying notes to unaudited interim consolidated financial statements.

CARISMA THERAPEUTICS INC.
Unaudited Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Collaboration revenues	$3,560	$2,703	$6,803	$3,525
Operating expenses:
Research and development	18,518	14,212	35,159	22,979
General and administrative	6,007	2,424	15,581	4,635
Total operating expenses	24,525	16,636	50,740	27,614
Operating loss	(20,965)	(13,933)	(43,937)	(24,089)
Change in fair value of derivative liability	—	(144)	(84)	(701)
Interest income (expense), net	1,177	(771)	(300)	(1,370)
Pre-tax loss	(19,788)	(14,848)	(44,321)	(26,160)
Income tax expense	(88)	—	(197)	—
Net loss	$(19,876)	$(14,848)	$(44,518)	$(26,160)

Share information:
Net loss per share of common stock, basic and diluted	$(0.49)	$(7.20)	$(1.67)	$(12.69)
Weighted-average shares of common stock outstanding, basic and diluted	40,258,107	2,061,643	26,596,712	2,060,819
Comprehensive loss
Net loss	$(19,876)	$(14,848)	$(44,518)	$(26,160)
Unrealized gain (loss) on marketable securities	129	(39)	306	(197)
Comprehensive loss	$(19,747)	$(14,887)	$(44,212)	$(26,357)

See accompanying notes to unaudited interim consolidated financial statements.

CARISMA THERAPEUTICS INC.
Unaudited Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands, except share and per share data)

	Convertible preferred stock		Stockholders’ Equity (Deficit)
	Shares	Amount	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Noncontrolling interests	Total
			Shares	Amount
Balance, December 31, 2022	8,700,885	$107,808	2,217,737	$2	$1,197	$(41)	$(158,223)	$14,395	$(142,670)
Stock-based compensation	—	—	—	—	265	—	—	—	265
Unrealized gain on marketable securities	—	—	—	—	—	177	—	—	177
Issuance of common stock for cash in pre-closing financing	—	—	3,730,608	4	30,636	—	—	—	30,640
Issuance of common stock upon settlement of convertible promissory note, accrued interest, and related derivative liability	—	—	5,059,338	5	42,442	—	—	—	42,447
Issuance of common stock to Sesen Bio shareholders in reverse capitalization	—	—	10,374,272	10	72,034	—	—	—	72,044
Conversion of convertible preferred stock and non-controlling interests to common stock	(8,700,885)	(107,808)	18,872,711	19	122,185	—	—	(14,395)	107,809
Net loss	—	—	—	—	—	—	(24,642)	—	(24,642)
Balance at March 31, 2023	—	$—	40,254,666	$40	$268,759	$136	$(182,865)	$—	$86,070
Exercise of stock options	—	—	14,910	—	52	—	—	—	52
Stock-based compensation	—	—	—	—	330	—	—	—	330
Unrealized gain on marketable securities	—	—	—	—	—	129	—	—	129
Net loss	—	—	—	—	—	—	(19,876)	—	(19,876)
Balance, June 30, 2023	—	$—	40,269,576	$40	$269,141	$265	$(202,741)	$—	$66,705

Balance, December 31, 2021	8,700,885	$107,808	2,059,072	$2	$816	$—	$(96,997)	$14,395	$(81,784)
Exercise of stock options	—	—	2,572	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	89	—	—	—	89
Unrealized loss on marketable securities	—	—	—	—	—	(158)	—	—	(158)
Net loss	—	—	—	—	—	—	(11,312)	—	(11,312)
Balance at March 31, 2022	8,700,885	$107,808	2,061,644	$2	$905	$(158)	$(108,309)	$14,395	$(93,165)
Stock-based compensation	—	—	—	—	58	—	—	—	58
Unrealized loss on marketable securities	—	—	—	—	—	(39)	—	—	(39)
Net loss	—	—	—	—	—	—	(14,848)	—	(14,848)
Balance, June 30, 2022	8,700,885	$107,808	2,061,644	$2	$963	$(197)	$(123,157)	$14,395	$(107,994)
See accompanying notes to unaudited interim consolidated financial statements.

CARISMA THERAPEUTICS INC.
Unaudited Consolidated Statement of Cash Flows (in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(44,518)	$(26,160)
Adjustment to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization expense	1,420	463
Stock-based compensation expense	595	147
Reduction in the operating right of use assets	2,683	1,620
Amortization of debt discount	1,283	1,305
Change in fair value of derivative liability	84	701
Accretion on marketable securities	(569)	—
Non-cash interest expense	68	4
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,210)	(1,324)
Accounts payable	659	674
Accrued expenses	(1,618)	(484)
Deferred revenue	(1,043)	45,447
Operating lease liabilities	(1,915)	(2,088)
Net cash (used in) provided by operating activities	(44,081)	20,305
Cash flows from investing activities:
Purchase of marketable securities	(34,460)	(42,103)
Proceeds from the sale of marketable securities	67,000	—
Purchases of property and equipment	(382)	(2,038)
Net cash provided by (used in) investing activities	32,158	(44,141)
Cash flows from financing activities:
Cash, cash equivalents and restricted cash acquired in connection with the reverse recapitalization	37,903	—
Payment of reverse recapitalization finance costs	(5,202)	—
Proceeds from the issuance of common stock in pre-closing financing	30,640	—
Payment of principal related to finance lease liabilities	(213)	(17)
Proceeds from failed sale-leaseback arrangement	1,020	—
Payment of finance liability from failed sale-leaseback arrangement	(88)	—
Proceeds from issuance of convertible promissory note	—	35,000
Proceeds from the exercise of stock options	52	—
Net cash provided by financing activities	64,112	34,983
Net increase in cash, cash equivalents and restricted cash	52,189	11,147
Cash, cash equivalents and restricted cash at beginning of the period	24,194	28,551
Cash, cash equivalents and restricted cash at end of the period	$76,383	$39,698

Supplemental disclosures of cash flow information:
Cash paid for interest	$88	$—
Supplemental disclosure of non-cash financing and investing activities:
Conversion of convertible preferred stock and non-controlling interests upon Merger	$122,204	$—
Conversion of convertible promissory note, accrued interest and derivative liability upon Merger	$42,447	$—
Reverse recapitalization costs in accrued expenses	$611	$—
Unrealized gain (loss) on marketable securities	$306	$(197)
Deferred financing costs in accounts payable	$86	$—
Deferred financing costs in accrued expenses	$60	$—
Right-of-use assets obtained in exchange for new operating lease liabilities	$908	$6,437
Right-of-use assets obtained in exchange for new financing lease liabilities	$—	$268
Allocation of debt proceeds to derivative liability	$—	$3,820
Property and equipment in accounts payable	$—	$993
See accompanying notes to unaudited interim consolidated financial statements.

CARISMA THERAPEUTICS INC.
Notes to the Interim Consolidated Financial Statements

(1)    Background

Carisma Therapeutics Inc., a Delaware Corporation (collectively with its subsidiaries, the Company), is a clinical-stage cell therapy company focused on utilizing the Company’s proprietary macrophage and monocyte cell engineering platform to develop transformative immunotherapies to treat cancer and other serious diseases. The Company has created a comprehensive cell therapy platform to enable the therapeutic use of engineered macrophages and monocytes, which belong to a subgroup of white blood cells called myeloid cells. The Company’s initial focus is its proprietary Chimeric Antigen Receptor Macrophage (CAR-M) cell therapy platform, which redirects macrophages against specific tumor associated antigens and enables targeted anti-tumor immunity by utilizing genetically modifying myeloid cells (macrophages and monocytes) to express chimeric antigen receptors (CARs), enabling the potent innate immune cells to recognize specific tumor-associated antigens on the surface of tumor cells. The Company’s initial product candidates, CT-0508 and CT-0525 are ex vivo autologous cell therapy product candidates, wherein immune cells from blood drawn from a patient are engineered outside of the body and reinfused into the same patient. The Company also has research programs to develop allogeneic and in vivo cell therapy macrophage products.

The Company’s lead product candidate, CT-0508, is the first CAR-M to be evaluated in a human clinical trial and is intended to treat solid tumors that overexpress HER2, a protein that is overexpressed on the surface of a variety of solid tumors, including breast cancer, gastric cancer, esophageal cancer, salivary gland cancer, and numerous others. It has been granted “Fast Track” status for the treatment of patients with HER2 overexpressing solid tumors by the United States Food and Drug Administration (FDA). CT-0508 is currently being studied in a multi-center open label Phase 1 clinical trial in the United States (U.S.). This ongoing first-in-human study evaluates the safety, tolerability and manufacturing feasibility of CT-0508 along with several customary exploratory secondary endpoints. The Company has completed enrollment of the first group of patients in this trial, with nine patients having been successfully dosed over a five-day dosing schedule. In November 2022, the Company presented preliminary clinical results from the first group of patients. CT-0508 was successfully manufactured using macrophages obtained from heavily pre-treated, advanced solid tumor patients and has shown high CAR expression, viability, and purity. In addition, CT-0508 has been generally well-tolerated after infusion with no dose-limiting toxicities reported to date from the nine patients enrolled in the first group. While the results from this early clinical trial data are both preliminary and limited, the Company believes the results indicate that CT-0508 can be detected within the tumor microenvironment (TME), lead to remodeling and activation of the TME, and potentially induce anti-tumor adaptive immunity. In addition to the first group of patients in this study, the Company initiated a second group to evaluate bolus dosing of patients with data anticipated from this group in the second half of 2023. The Company has also initiated several additional sub-studies evaluating CT-0508 in the clinical setting. In addition to monotherapy treatment, the Company has observed synergistic potential of CT-0508 with a PD1 blocking T-cell checkpoint inhibitor in multiple pre-clinical models. As a result of those studies and the preliminary results from group 1 in the Company’s clinical trial, the Company initiated a sub-study to evaluate at least nine patients with the co-administration of CT-0508 and pembrolizumab in the first half of 2023. The Company anticipates the initial data from this sub-study in the second half of 2023.

The Company's second product candidate, CT-0525, which also is intended to treat solid tumors that overexpress HER2, is in pre-clinical development and utilizes a novel approach to CAR-M therapy that engineers patients’ monocytes directly, without ex vivo differentiation into macrophages, as the Company currently does for CT-0508. The Company refers to this CAR-Monocyte approach as CAR-Mono. This process enables a single day manufacturing process, enables the ability to manufacture up to ten billion cells from a single apheresis, and leverages an automated, closed-system manufacturing process. In addition, CAR-Mono has the potential to improve upon the potential anti-tumor effect of a CAR-Macrophage. By increasing the cell yield, the CAR-Mono approach enables a larger dose than a CAR-Macrophage. In addition, CT-0525 has the potential for improved persistence and trafficking, all observed pre-clinically. The increased cell yield and the improved persistence and trafficking may improve tumor control. The Company expects to submit an Investigational New Drug Application (IND) to the FDA for CT-0525 in the second half of 2023, initiate clinical development shortly thereafter, and treat the Company's first patient in the first half of 2024.

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

CARISMA THERAPEUTICS INC.
Notes to the Interim Consolidated Financial Statements
Reverse Merger with Sesen Bio
On March 7, 2023, the Company (formerly publicly-held Sesen Bio, Inc.) consummated a merger with CTx Operations, Inc. (formerly privately-held CARISMA Therapeutics Inc.) (Legacy Carisma) pursuant to an Agreement and Plan of Merger and Reorganization, as amended (the Merger Agreement), by and among the Company, Legacy Carisma and Seahawk Merger Sub, Inc. (Merger Sub), a Delaware corporation and wholly-owned subsidiary of the Company. The Merger Agreement provided for the merger of Merger Sub with and into Legacy Carisma, with Legacy Carisma continuing as a wholly-owned subsidiary of the Company and the surviving corporation of the merger (the Merger). Pursuant to the Merger Agreement, the Company changed its name from “Sesen Bio, Inc.” to “Carisma Therapeutics Inc.” At the closing of the Merger, (a) each then outstanding share of Legacy Carisma common stock and convertible preferred stock (including shares of Legacy Carisma common stock issued in connection with the pre-closing financing transaction described below) were converted into shares of Sesen Bio common stock at an exchange ratio of 1.8994 shares of Sesen Bio for each share of Legacy Carisma (the Exchange Ratio), and (b) each then outstanding stock option to purchase Legacy Carisma common stock was assumed by Sesen Bio, with necessary adjustments to reflect the Exchange Ratio.
Except as otherwise indicated, references herein to “Carisma,” the “Company,” or the “Combined Company,” refer to Carisma Therapeutics Inc. on a post-Merger basis, and references to “Legacy Carisma” refer to the business of privately-held CARISMA Therapeutics Inc. prior to the completion of the Merger. References to “Sesen Bio” refer to Sesen Bio, Inc. prior to the completion of the Merger.
Following the Merger, the shareholders of Legacy Carisma held 74.2% of the Combined Company and the shareholders of Sesen Bio held 25.8% of the Combined Company.
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
(2)    Development-Stage Risks and Liquidity
The Company has incurred losses since inception and has an accumulated deficit of $202.7 million as of June 30, 2023. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales from its product candidates currently in development. Management believes that cash, cash equivalents and marketable securities of $117.1 million as of June 30, 2023 are sufficient to sustain planned operations through the end of 2024.
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

CARISMA THERAPEUTICS INC.
Notes to the Interim Consolidated Financial Statements
The accompanying unaudited interim consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. In the opinion of management, the accompanying interim consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the consolidated financial statements) considered necessary to present fairly the Company’s financial position as of June 30, 2023 and its results of operations for the three and six months ended June 30, 2023 and 2022. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. The interim consolidated financial statements, presented herein, do not contain all of the required disclosures under GAAP for annual financial statements. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes as of and for the year ended December 31, 2022 filed as Exhibit 99.4 to the Company’s Current Report on Form 8-K/A filed with the SEC on April 4, 2023.
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
Fair Value Measurements
The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. The Company determines fair value based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following levels:
•Level 1 Inputs: Unadjusted quoted prices in active markets for identical assets or liabilities accessible to the reporting entity at the measurement date.
•Level 2 Inputs: Other than quoted prices included in Level 1 inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability.
•Level 3 Inputs: Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date.

CARISMA THERAPEUTICS INC.
Notes to the Interim Consolidated Financial Statements
The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis:

(in thousands)	Fair value measurement at reporting date using
	(Level 1)	(Level 2)	(Level 3)
June 30, 2023
Assets:
Cash equivalents – money markets accounts	$55,217	$—	$—
Marketable securities – U.S. Treasuries	$40,725	$—	$—
December 31, 2022
Assets:
Cash equivalents – money markets accounts	$7,794	$—	$—
Marketable securities – U.S. Treasuries	$27,802	$—	$—
Liability:
Derivative liability – redemption feature on convertible promissory note	$—	$—	$5,739
The following is a summary of the Company’s marketable securities as of June 30, 2023:

	Amortized cost	Gross unrealized gain	Fair value
Available-for-sale marketable securities
U.S. Treasury securities	$40,460	$265	$40,725
The table presented below is a summary of the changes in fair value of the Company’s derivative liability associated with the redemption feature of the Company’s convertible promissory note (Level 3 measurement):

(in thousands)	Six Months Ended June 30,
	2023	2022
Balance at the beginning of the period	$5,739	$—
Balance at issuance	—	3,820
Change in fair value	84	701
Derecognition upon conversion of convertible promissory note	(5,823)	—
Balance at the end of the period	$—	$4,521
During the six months ended June 30, 2023 and 2022, there were no transfers between Level 1, Level 2 and Level 3.
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

CARISMA THERAPEUTICS INC.
Notes to the Interim Consolidated Financial Statements
Net loss per share
Basic net loss per share of common stock is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during each period. Diluted net loss per share of common stock includes the effect, if any, from the potential exercise or conversion of securities, such as convertible preferred stock and stock options, which would result in the issuance of incremental shares of common stock. For diluted net loss per share, the weighted-average number of shares of common stock is the same for basic net loss per share due to the fact that when a net loss exists, potentially dilutive securities are not included in the calculation as their impact is anti-dilutive.
The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding, as they would be anti-dilutive:

	June 30,
	2023	2022
Convertible preferred stock and exchangeable shares	—	9,936,148
Stock options	6,655,749	3,610,376
Conversion of convertible promissory note	—	3,173,635
	6,655,749	16,720,159
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

CARISMA THERAPEUTICS INC.
Notes to the Interim Consolidated Financial Statements
Subsequent to March 7, 2023, the Company paid $4.6 million of severance and personnel costs related to Sesen Bio.
(5)    Commitments and Contingencies
Leases
The Company has operating leases for its laboratory and office space in Philadelphia, Pennsylvania. The Company’s operating leases have term end dates ranging from 2023 to 2029. The Company also has obligations under an arrangement for the use of certain laboratory equipment that are classified as finance leases that commenced in 2022 and have end dates ranging from 2024 to 2025.
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
The Company carries laboratory equipment from failed sale leasebacks, as property and equipment, net on the accompanying consolidated balance sheets. The ongoing lease payments are recorded as reductions to the finance liability and interest expense. As of June 30, 2023, the Company had a $2.6 million financing liability recorded in other current liabilities and other long-term liabilities on the unaudited consolidated balance sheet.
The elements of the lease costs were as follows (in thousands):

	Six Months Ended June 30,
	2023	2022
Operating lease cost	$2,875	$1,898
Finance lease cost:
Amortization of lease assets	593	15
Interest on lease liabilities	88	4
Total finance lease cost	681	19
Total lease cost	$3,556	$1,917
Lease term and discount rate information related to leases was as follows:

	June 30,
	2023	2022
Weighted-average remaining lease term (in years)
Operating leases	2.2	2.2
Finance leases	1.7	2.8

Weighted-average discount rate
Operating leases	9.6%	9.3%
Finance leases	9.0%	9.0%

CARISMA THERAPEUTICS INC.
Notes to the Interim Consolidated Financial Statements
Supplemental cash flow information was as follows (in thousands):

	Six Months Ended June 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash used in operating leases	$2,584	$2,367
Operating cash used in finance leases	$88	$4
Financing cash used in finance leases	$213	$17
Future maturities of lease liabilities were as follows as of June 30, 2023 (in thousands):

	Operating Leases	Finance Leases
Fiscal year ending:
2023 (remaining six months)	$2,344	$1,001
2024	403	600
2025	219	338
2026	226	—
2027	233	—
Thereafter	424	—
Total future minimum payments	3,849	1,939
Less imputed interest	(443)	(118)
Present value of lease liabilities	$3,406	$1,821
Licensing and Sponsored Research Agreements
Under a license agreement with The Trustees of the University of Pennsylvania (Penn), entered into in November 2017 (Penn License Agreement), the Company is required to make annual payments of $10,000 through 2021 and $25,000 in annual payments thereafter. Penn is eligible to receive up to $10.9 million per product in development upon the achievement of certain clinical, regulatory and commercial milestone events. There are additional milestone payments required to be paid of up to $30.0 million per product in commercial milestones and up to an additional $1.7 million in development and regulatory milestone payments for the first CAR-M product directed to mesothelin. Additionally, the Company is obligated to pay Penn single-digit royalties based on its net sales.
In March 2023, the Company entered into a manufacturing and supply agreement (Novartis Agreement) with Novartis Pharmaceuticals Corporation (Novartis) for the manufacturing of the Company’s CT-0508 product candidate. The Novartis Agreement is for five years and shall renew automatically for additional one-year periods unless and until terminated by either party. In addition to paying to manufacture the product, the Company will also pay $1.0 million per calendar year, payable in quarterly payments, for reserved capacity starting on the date on which the Novartis site is declared ready to produce CT-0508 as determined by the Company. In the event of termination without cause by the Company, a termination fee equal to $4.0 million will be payable by Carisma to Novartis which, pursuant to the terms of the agreement, can be credited in full against amounts due for a substitute product.
Contingencies
Liabilities for loss contingencies, arising from claims, assessments, litigation, fines, penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated.
On February 3, 2023, a purported stockholder filed a complaint in the United States District Court for the District of Delaware against Sesen Bio and its board of directors, captioned Plumley v. Sesen Bio, Inc., et al., Case No. 1:23-cv-00131

CARISMA THERAPEUTICS INC.
Notes to the Interim Consolidated Financial Statements
(D. Del.) (the Plumley Complaint). The Plumley Complaint asserts claims under Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder for allegedly false and misleading statements in the proxy statement/prospectus filed as part of the Registration Statement in connection with the Merger and under Section 20(a) of the Exchange Act for alleged “control person” liability with respect to such allegedly false and misleading statements and seeks, among other relief, an order enjoining the Merger and an award for plaintiffs’ fees and costs. On February 7, 2023, another purported stockholder filed a complaint in the United States District Court for the Southern District of New York against Sesen Bio and its board of directors, captioned Franchi v. Sesen Bio, Inc., et al., 1:23-cv-01041 (S.D.N.Y.) (the Franchi Complaint). The Franchi Complaint contains substantially similar allegations and claims and seeks substantially similar relief as the Plumley Complaint. Additionally, on February 9, 2023, another purported stockholder filed a complaint in the United States District Court for the Southern District of New York against Sesen Bio and its board of directors, captioned Menzer v. Sesen Bio, Inc., et al., 23-cv-01119 (S.D.N.Y.) (the Menzer Complaint). The Menzer Complaint contains substantially similar allegations and claims and seeks substantially similar relief as the Plumley Complaint and the Franchi Complaint. In April 2023, the Company executed a confidential fee agreement to resolve the stockholders’ claim for attorney’s fees and expenses in connection with the Plumley Complaint, Franchi Complaint, and Menzer Complaint. The amount of the confidential fee agreement was reasonably estimated and probable to be incurred as of June 30, 2023, resulting in $0.2 million of claim expenses incurred during the six months ended June 30, 2023.
(6)    Stockholders’ Equity
On March 7, 2023, in connection with the closing of the Merger, the following is reflected on the consolidated statements of convertible preferred stock and stockholders’ equity (deficit) for the six months ended June 30, 2023: (i) the sale of 3,730,608 shares of common stock in a pre-closing funding at $8.21 per share for total proceeds of $30.6 million, (ii) the issuance of 5,059,338 shares of common stock upon the settlement of the Company’s $35.0 million convertible promissory note, accrued interest and related derivative liability, (iii) the conversion of convertible preferred stock and exchangeable shares previously presented as noncontrolling interests into 18,872,711 shares of common stock, (iv) the issuance of 10,374,272 shares of common stock to Sesen Bio stockholders as consideration for the Merger.
On June 6, 2023, the Company's stockholders approved an amendment to the Company's Restated Certificate of Incorporation to increase the number of authorized shares of the Company's common stock, $0.001 par value, from 100,000,000 shares to 350,000,000 shares.
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
On March 7, 2023, the Company amended and restated the Sesen Bio 2014 Plan to (i) change the name of the plan to the Carisma Therapeutics Inc. 2014 Amended and Restated Stock Incentive Plan (the 2014 Plan) and (ii) adopt a new form of stock option agreement and a new form of restricted stock unit agreement for the grant of options and restricted stock units

CARISMA THERAPEUTICS INC.
Notes to the Interim Consolidated Financial Statements
under the 2014 Plan. On June 6, 2023, the Company’s stockholders approved an amendment and restatement of the Company’s 2014 Plan, which amendment and restatement had previously been adopted by the Company’s board of directors, subject to stockholder approval. As of June 30, 2023, approximately 7.0 million shares of common stock remained available for issuance.
2014 Employee Stock Purchase Plan
The Sesen Bio 2014 Employee Stock Purchase Plan (the Sesen Bio 2014 ESPP) provides employees with the opportunity to purchase shares of common stock at a 15% discount to the market price through payroll deductions or lump sum cash investments. The purpose of the Sesen Bio 2014 ESPP is to enhance employee interest in the success and progress of the Company by encouraging employee ownership of common stock. On March 7, 2023, the Company amended and restated the Sesen Bio 2014 ESPP to (i) change the name of the plan to Carisma Therapeutics Inc. 2014 Employee Stock Purchase Plan and (ii) restate and integrate all prior amendments thereto. As of June 30, 2023, 0.2 million shares of common stock remained available for issuance.
The following table summarizes stock option activity for the six months ended June 30, 2023:

	Options	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2022	3,356,937	$1.01
Sesen Bio options assumed in the Merger	765,223	27.94
Exercised	(14,910)	3.07
Granted	2,747,152	7.17
Forfeited	(87,275)	1.46
Expired	(111,378)	23.52
Outstanding as of June 30, 2023	6,655,749	$6.26	7.5	$29,956
Exercisable as of June 30, 2023	2,961,132	$6.98	5.2	$18,575
Vested and expected to vest at June 30, 2023	6,655,749	$6.26	7.5	$29,956
The weighted-average grant-date per share fair values of options granted during the six months ended June 30, 2023 and 2022 were $4.43 and $0.75, respectively. The fair values in the six months ended June 30, 2023 and 2022 were estimated using the Black-Scholes option-pricing model based on the following assumptions:

Six Months Ended June 30,
	2023	2022
Risk-free interest rate	2.92% - 4.03%	2.40% - 3.05%
Expected term	6 years	6 years
Expected volatility	57.77% - 65.00%	54.54% - 56.50%
Expected dividend yield	—	—

CARISMA THERAPEUTICS INC.
Notes to the Interim Consolidated Financial Statements
Stock-Based Compensation Expense
The Company recorded stock-based compensation expense in the following expense categories in its accompanying unaudited consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development	$24	$36	$34	$77
General and administrative	$306	$22	$561	$70
	$330	$58	$595	$147
The Company recognized stock-based compensation expense of $0.2 million related to the modification of Sesen Bio options assumed in connection with the Merger. Compensation cost for awards not vested as of June 30, 2023 was $12.7 million and will be expensed over a weighted-average period of 3.8 years.
(8)    Income Taxes
Based on taxable income projections for 2023, the Company expects to have federal and state income tax liabilities for the year. For tax years beginning on or after January 1, 2022, the Tax Cuts and Jobs Act of 2017 (TCJA) eliminates the option to currently deduct research and development expenses and requires taxpayers to capitalize and amortize them over five years for research activities performed in the U.S. and 15 years for research activities performed outside the U.S. pursuant to Section 174 of the Internal Revenue Code (the Code). In addition, the Company is required to recognize tax revenue of $45.0 million in 2023, related to cash received under the Collaboration and License Agreement entered into with Moderna in 2022 (the Moderna License Agreement), for tax purposes in advance of GAAP recognition. The Company also expects limitations on utilization of net operating losses and tax credits under TCJA and/or Sections 382 and 383 of the Code. These requirements temporarily increase the Company’s U.S. federal and state cash tax payments and reduces cash flows in 2023.
(9)    Related-Party Transactions
The Company has outstanding licensing and scientific research agreements with Penn, a significant shareholder (Note 5). The Company recognized $0.2 million of research and development expenses for the three months ended June 30, 2022 related to the Penn License Agreement. No expense was recognized for the three months ended June 30, 2023. The Company recognized $0.3 million and $0.4 million of research and development expenses for the six months ended June 30, 2023 and 2022, respectively, related to the Penn License Agreement.
The Company has a collaboration and license agreement with Moderna, a significant shareholder (Note 10). The Company recognized revenue of $3.6 million and $2.7 million for the three months ended June 30, 2023 and 2022, respectively, related to the Moderna License Agreement. The Company recognized revenue of $6.8 million and $3.5 million for the six months ended June 30, 2023 and 2022, respectively, related to the Moderna License Agreement.
(10)    Moderna Collaboration and License Agreement
In January 2022, the Company entered into the Moderna License Agreement to develop and commercialize in vivo engineered CAR-M therapeutics for different forms of cancer. The Moderna License Agreement allows Moderna to develop and commercialize product candidates for up to twelve research targets. The Company is responsible for discovering and optimizing development candidates, and Moderna is responsible for the clinical development thereafter. Pursuant to the Moderna License Agreement, the Company and Moderna formed a joint steering committee (JSC) that is responsible for the coordination and oversight of all research activities to which the Company is responsible for providing. The JSC is comprised of three representatives each from the Company and Moderna and with Moderna having final decision-making authority, subject to customary exclusions.
During the research term of the Moderna License Agreement, the Company has granted Moderna an exclusive worldwide royalty free license to the Company’s intellectual property associated with the product candidates that permits Moderna to conduct its research and development activities. Upon Moderna’s election of a development target (and payment of a

CARISMA THERAPEUTICS INC.
Notes to the Interim Consolidated Financial Statements
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
At commencement, the Company identified several potential performance obligations within the Moderna License Agreement, including research and development services on research targets, option rights held by Moderna, a non-exclusive royalty-free license to use the Company’s intellectual property to conduct research and development activities and participation on the JSC. The Company determined that there were 2 performance obligations comprised of (i) research and development services and (ii) option rights.
For the research and development services, the stand-alone selling price was determined considering the expected passthrough costs and cost of the research and development services and a reasonable margin for the respective services. The material rights from the option rights were valued based on the estimated discount at which the option is priced and the Company’s estimated probability of the options’ exercise as of the time of the agreement. The transaction price allocated to research and development services is recognized as collaboration revenues as the research and development services are provided to satisfy the underlying obligation related to the research and development target. The transfer of control occurs over this period and, in management’s judgment, is the best measure of progress towards satisfying the performance obligation.
The transaction price allocated to the options rights, which are considered material rights, will be recognized in the period that Moderna elects to exercise or elects to not exercise its option right to license and commercialize the underlying research and development target.
The Company included the $45.0 million up-front and nonrefundable payment and $73.9 million of variable consideration for expected research and development services to be performed during the five-year contract term, inclusive of passthrough costs, in the transaction price as of the outset of the arrangement. During the three months ended June 30, 2023 and 2022 the Company recognized $3.6 million and $2.7 million, respectively, of research and development services as collaboration revenues as the Company is the principal in providing such services. During the six months ended June 30, 2023 and 2022 the Company recognized $6.8 million and $3.5 million, respectively, of research and development services as collaboration revenues. The Company recognized $16.6 million of collaboration revenues since inception of the Moderna License Agreement through June 30, 2023. The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied as of June 30, 2023 (in thousands):

Transaction price unsatisfied
Performance obligations:
Research and development	$57,816
Option rights	45,000
Total performance obligations	$102,816

CARISMA THERAPEUTICS INC.
Notes to the Interim Consolidated Financial Statements
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
The following table summarizes the changes in deferred revenue (in thousands):

	Six Months Ended June 30,
	2023	2022
Balance at the beginning of the period	$47,459	$—
Deferral of revenue	5,760	48,972
Recognition of unearned revenue	(6,803)	(3,525)
Balance at the end of the period	$46,416	$45,447
The current portion of deferred revenue represents advanced payments received from Moderna for costs expected to be incurred by the Company within the next twelve months. The noncurrent portion of deferred revenue represents the $45.0 million upfront, non-refundable and non-creditable payment allocated to customer option right which is not expected to be recognized within the next 12 months.
(11)    Subsequent Events
The Company has evaluated subsequent events from the balance sheet date through August 10, 2023, the issuance date of these unaudited interim consolidated financial statements, and has not identified any requiring disclosure.

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
Overview
We are a clinical stage cell therapy company focused on utilizing our proprietary macrophage and monocyte cell engineering platform to develop transformative immunotherapies to treat cancer and other serious diseases. We have created a comprehensive cell therapy platform to enable the therapeutic use of engineered macrophages and monocytes, which belong to a subgroup of white blood cells called myeloid cells. Macrophages and monocytes are part of the innate immune system and can detect and degrade harmful substances through a process referred to as phagocytosis, in which the harmful substance is engulfed and destroyed and in turn leads to the activation of a broad immune response. With our lead product candidate from our proprietary Chimeric Antigen Receptor Macrophage, or CAR-M, cell therapy platform in the clinical phase and the potential for multiple clinical and pre-clinical data updates over the next 18 months, we believe that we are poised to deliver on the potential of our platform and to expand the opportunity for effective gene delivery, tunable phenotypes, multiple payloads and applications in oncology and beyond.
Our platform harnesses the powerful immunologic functions of macrophages against cancer, through our proprietary CAR-M platform technology. Chimeric antigen receptors, or CARs, are synthetically engineered receptors that are designed to bestow immune cells with the ability to target specific antigens on the surface of cancer cells. By introducing CARs into macrophage and monocyte cells, we aim to redirect their potent innate immune functions against cancer. Our CAR-M platform technology incorporates proprietary tumor targeting constructs, vectors to deliver CARs to macrophages and monocytes and novel manufacturing processes. Our CAR-M therapeutics are designed to recognize specific tumor-associated antigens on the surface of tumor cells and infiltrate the solid tumor microenvironment, kill cancer cells via targeted phagocytosis, and activate other immune cells, such as T-cells, to initiate a robust anti-tumor immune response. Our initial product candidates, CT-0508 and CT-0525, are ex vivo autologous cell therapy product candidates, wherein immune cells from blood drawn from a patient are engineered outside of the body and reinfused into the same patient. We also have research programs to develop allogeneic and in vivo cell therapy macrophage products.
Our lead product candidate CT-0508, is the first CAR-M to be evaluated in a human clinical trial and is intended to treat solid tumors that overexpress HER2, a protein that is overexpressed on the surface of a variety of solid tumors, including breast cancer, gastric cancer, esophageal cancer, salivary gland cancer, and numerous others. It has been granted “Fast Track” status for the treatment of patients with HER2 overexpressing solid tumors by the FDA. CT-0508 is currently being studied in a multi-center open label Phase 1 clinical trial in the U.S. This ongoing first-in-human study primarily evaluates the safety, tolerability and manufacturing feasibility of CT-0508 along with several customary exploratory secondary endpoints. We have completed enrollment of the first group of patients in this trial, with nine patients having been successfully dosed over a five-day dosing schedule. In November 2022, we presented preliminary clinical results from the first group of patients. CT-0508 was successfully manufactured using macrophages obtained from heavily pre-treated, advanced solid tumor patients and has shown high CAR expression, viability, and purity. In addition, CT-0508 has been generally well-tolerated after infusion with no dose-limiting toxicities reported to date from the nine patients enrolled in the first group. While the results from this early clinical trial data are both preliminary and limited, we believe the results indicate that CT-0508 can be detected within the tumor microenvironment, or TME, lead to remodeling and activation of the TME, and potentially induce anti-tumor adaptive immunity. In addition to the first group of patients in this study, we have initiated a second group to evaluate bolus dosing of patients and anticipate data from this group in the second half of 2023. We have also initiated several additional sub studies evaluating CT-0508 in the clinical setting. In addition to monotherapy treatment, we have observed synergistic potential of CT-0508 with a PD1 blocking T-cell checkpoint inhibitor in multiple pre-clinical models. As a result of those studies and the preliminary results from group 1 in our clinical trial, we submitted a clinical protocol amendment to the CT-0508 IND for a CAR-M / anti-PD-1 (CT-0508 and pembrolizumab) combination strategy in September 2022, and initiated a sub study to evaluate at least nine patients with the co-administration of CT-0508 and pembrolizumab in the first quarter of 2023. We anticipate the initial data from this sub study in the second half of 2023.

Our second product candidate, CT-0525, which also is intended to treat solid tumors that overexpress HER2, is in pre-clinical development and utilizes a novel approach to CAR-M therapy that engineers patients’ monocytes directly, without ex vivo differentiation into macrophages, as we currently do for CT-0508. We refer to this CAR-Monocyte approach as CAR-Mono. This process enables a single day manufacturing process, enables the ability to manufacture up to ten billion cells from a single apheresis, and leverages an automated, closed-system manufacturing process. In addition, CAR-Mono has the potential to improve upon the potential anti-tumor effect of a CAR-Macrophage. By increasing the cell yield, the CAR-Mono approach enables a larger dose than a CAR-Macrophage. In addition, CT-0525 has the potential for improved persistence and trafficking, all observed pre-clinically. The increased cell yield and improved persistence and trafficking may improve tumor control. We expect to submit an IND to the FDA for CT-0525 in the second half of 2023, initiate clinical development shortly thereafter, and treat our first patient in the first half of 2024.

Beyond CT-0508 and CT-0525, we have a broad pipeline of cell therapy assets in various stages of pre-clinical development. In addition to the development of ex vivo CAR-M cell therapies, we are also developing in vivo CAR-M gene therapies, wherein immune cells are directly engineered within the patient’s body. To advance our in vivo CAR-M therapeutics, we established a strategic collaboration with Moderna TX Inc., or Moderna, focused on the development and potential commercialization of up to 12 product candidates, of which five have already been nominated. In collaboration with Moderna, we have established an approach that uses Moderna’s LNP/mRNA technology, together with our CAR-M platform technology, to create novel in vivo oncology gene therapies. We believe this approach has the potential to enable a series of off-the-shelf product candidates to target a patient’s own myeloid cells against cancer cells directly within their body. As part of the Moderna License Agreement, as further discussed below, we received a $45.0 million up-front cash payment and an investment by Moderna in the form of a $35.0 million convertible promissory note, which converted into shares of common stock in connection with the consummation of the merger with Sesen Bio, or the Merger, in addition to future research funding and the opportunity for milestone payments and royalties.

Through our robust internal discovery engine, we are building upon our platform to enhance and expand the utility of macrophage cell and gene therapies, leading to the creation of multiple product candidates with the potential to treat cancer and other serious diseases. By replacing the targeting domain of the CAR, we can reprogram the target antigen specificity of the CAR-M cell product and develop candidates against a range of cancer indications and therapeutic areas beyond oncology. As a result, we believe the flexibility of our macrophage and monocyte cell engineering platform will allow us to generate new product candidates suitable for clinical development in a cost-efficient manner to expand our pipeline. In addition to acting as a first line of defense in the innate immune system, macrophages are found in all tissues in the body where they serve key regulatory functions such as wound healing, termination of immune responses and tissue regeneration. Using our macrophage and monocyte ex vivo and in vivo engineering platform, we are pursuing early research and development of multiple assets for the potential treatment of diseases beyond oncology, including liver fibrosis, neurodegeneration, and other immunologic and inflammatory diseases. Pre-clinical proof of concept for Carisma's engineered platform in liver fibrosis is expected in first half of 2024.
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
Our net losses were $44.5 million and $26.2 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, we had $117.1 million in cash, cash equivalents and marketable securities and an accumulated deficit of

$202.7 million. We expect to devote substantial financial resources to our ongoing and planned activities, particularly as we conduct our ongoing clinical trial of CT-0508 and pursue related combination strategies, prepare for, initiate and conduct our planned clinical trials of CT-0525 and CT-1119 and advance our discovery programs and continues our product development efforts. In addition, if we obtain marketing approval for CT-0508 or any other product candidate we are developing or develop in the future, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution. Furthermore, we expect to incur additional costs associated with operating as a public company.
As of June 30, 2023, we have 40,269,576 shares of common stock issued and outstanding. On March 7, 2023 in connection with the closing of the Merger, we issued 29,880,394 shares of common stock to Legacy Carisma stockholders (including 5,059,338 shares issued to the holder of the convertible promissory note that was entered into concurrently with the Moderna License Agreement (as defined below) and 3,730,608 shares issued in exchange for shares sold in the pre-closing financing). Former Sesen Bio stockholders continued to hold 10,374,272 shares of our common stock, reflective of the 1-for-20 reverse stock split that was effected immediately prior to the closing of the Merger.
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
In January 2022, Legacy Carisma and Moderna established this collaboration by entering into a Collaboration and License Agreement (Moderna License Agreement), which provides for a broad strategic collaboration with Moderna to discover, develop and commercialize in vivo engineered CAR-M therapeutics for up to 12 oncology programs. Under the Moderna License Agreement, the parties initiate research programs during a research term, focused on the discovery and research of products directed to biological targets. Either party may nominate a target for inclusion in a research program, subject to certain exclusions. We refer to a target included in a research program pursuant to designated procedures as a research target. Moderna may replace research targets pursuant to designated procedures. Moderna’s mRNA platform builds on continuous advances in basic and applied mRNA science, delivery technology and manufacturing, and has allowed the development of therapeutics and vaccines for infectious diseases, immuno-oncology, rare diseases, cardiovascular diseases and auto-immune diseases. The first five research targets have been nominated and all programs are currently in the discovery phase.
The collaboration is managed by a joint steering committee, or JSC, which is comprised of representatives from us and Moderna. Decisions of the JSC are made by consensus, with each party having one vote. If the JSC is unable to agree, and the parties’ executives are not able to resolve the dispute, then Moderna has final decision-making authority, subject to specified limitations.
During the research term of the Moderna License Agreement, we granted Moderna an exclusive worldwide royalty free license to our intellectual property associated with the product candidates that permits Moderna to conduct its research and development activities. Upon Moderna’s election of a development target (and payment of a related development target designation milestone) for commencement of pre-clinical development of a product candidate, we will grant Moderna an exclusive worldwide, sublicensable royalty bearing license to develop, manufacture and commercialize the product candidate.
Under the terms of the Moderna License Agreement, we received a $45.0 million up-front and nonrefundable cash payment. Assuming Moderna develops and commercializes 12 products, each directed to a different development target, we are also eligible to receive up to between $247.0 million and $253.0 million per product in development target designation, development, regulatory and commercial milestone payments. Moderna also will reimburse the Company for all costs incurred by the Company in connection with its research and development activities under the Moderna License Agreement plus a reasonable margin for the respective services performed (with a minimum commitment to reimburse $10.0 million in research and development costs over the first three years from execution of the Moderna License Agreement). In addition, we are eligible to receive mid-to-high single digit tiered royalties on net sales of any products that are commercialized under the agreement, which may be subject to reductions. Moderna has also agreed to repay the cost of certain development, regulatory and commercial milestone payments and certain royalty payments we owe to the University of Pennsylvania as a licensor under one of our intellectual property in-license agreements that we are sublicensing to Moderna under the Moderna License Agreement, which royalties Moderna may deduct in part from any royalties owed to us. The Moderna License Agreement terminates on a product-by-product basis upon the latest of expiration of the applicable product patents, expiration of regulatory exclusivity and the tenth anniversary of first commercial sale, unless terminated earlier by the Company or Moderna.
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
Research and Development Expenses
Research and development expenses consist primarily of costs incurred for our research activities, including discovery efforts and the development of product candidates, and include:
•expenses incurred to conduct the necessary pre-clinical studies and clinical trials required to obtain regulatory approval;
•salaries, benefits and other related costs, including stock-based compensation expense, for personnel engaged in research and development functions;
•costs of funding research performed by third parties, including pursuant to agreements with contract research organizations, or CROs, as well as investigative sites and consultants that conduct our pre-clinical studies and clinical trials;
•expenses incurred under agreements with contract manufacturing organizations, or CMOs, including manufacturing scale-up expenses and the cost of acquiring and manufacturing pre-clinical study and clinical trial materials;
•costs of outside consultants, including their fees, stock-based compensation and related travel expenses;
•the costs of laboratory supplies and acquiring materials for pre-clinical studies;
•facility-related expenses, which include direct depreciation costs of equipment and expenses for rent and maintenance of facilities and other operating costs; and
•third-party licensing fees.
Research and development activities are central to our business model. Product candidates in later stages of clinical development will generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect our research and development expenses to increase significantly over the next several years as we increase personnel costs, including stock-based compensation, conduct ongoing and planned clinical trials for CT-0508, conduct research and development activities under the Moderna

License Agreement and conduct other clinical and pre-clinical activities for CT-0525 and other product candidates and prepare regulatory filings for any of our product candidates.
The successful development of our current or future product candidates is highly uncertain. At this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the development of any product candidates. The success of CT-0508, CT-0525 and our other product candidates will depend on several factors, including the following:
•successfully completing pre-clinical studies;
•successfully initiating future clinical trials;
•successfully enrolling patients in and completing clinical trials;
•scaling up manufacturing processes and capabilities to support clinical trials of CT-0508, CT-0525 and any other product candidate;
•applying for and receiving marketing approvals from applicable regulatory authorities;
•obtaining and maintaining intellectual property protection and regulatory exclusivity for CT-0508, CT-0525 and any other product candidates the Company is developing or may develop in the future;
•making arrangements with third-party manufacturers, or establishing commercial manufacturing capabilities, for both clinical and commercial supplies of our product candidates;
•establishing sales, marketing and distribution capabilities and launching commercial sales of our products, if and when approved, whether alone or in collaboration with others;
•acceptance of CT-0508, CT-0525 and any other product candidates, if and when approved, by patients, the medical community and third-party payors;
•effectively competing with other therapies;
•obtaining and maintaining coverage, adequate pricing and adequate reimbursement from third-party payors, including government payors;
•maintaining, enforcing, defending and protecting our rights in our intellectual property portfolio;
•not infringing, misappropriating or otherwise violating others’ intellectual property or proprietary rights; and
•maintaining a continued acceptable safety profile of our products following receipt of any marketing approvals.
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
General and Administrative Expenses
General and administrative expenses consist primarily of personnel expenses, including salaries, benefits and stock-based compensation expense for employees in executive, finance, accounting, business development and human resource functions. General and administrative expense also includes corporate facility costs, including rent, utilities, depreciation and maintenance, and costs not otherwise included in research and development expenses, legal fees related to intellectual property and corporate matters as well as fees for accounting and consulting services.
We expect that our general and administrative expenses will increase in the future to support our continued research and development activities, potential commercialization efforts and increased costs of operating as a public company. These increases will likely include increased costs related to the hiring of additional personnel and fees to outside consultants, lawyers and accountants, among other expenses. Increased costs associated with being a public company will also include expenses related to services associated with maintaining compliance with the requirements of the Nasdaq Stock Market and the Securities and Exchange Commission, or the SEC, insurance and investor relations costs. If any of our current or future product candidates obtains marketing approval, we expect that we would incur significantly increased expenses associated with sales and marketing efforts.

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
Income Taxes
For tax years beginning on or after January 1, 2022, the Tax Cuts and Jobs Act of 2017, or the TCJA, eliminates the option to currently deduct research and development expenses and requires taxpayers to capitalize and amortize them over five years for research activities performed in the U.S. and 15 years for research activities performed outside the U.S. pursuant to Section 174 of the Code. In addition, we are required to recognize tax revenue of $45.0 million in 2023, related to cash received under the Moderna License Agreement in 2022, for tax purposes in advance of GAAP recognition. We also expect limitations on utilization of net operating losses and tax credits under TCJA and/or Sections 382 and 383 of the Code. These requirements temporarily increase our U.S. federal and state cash tax payments and reduces cash flows in 2023. Cash tax payments are expected to be funded from existing cash balances and cash flows from operations.
Results of Operations
Comparison of the Three Months Ended June 30, 2023 and 2022

	Three Months Ended June 30,
	2023	2022
Collaboration revenues	$3,560	$2,703
Operating expenses:
Research and development	18,518	14,212
General and administrative	6,007	2,424
Total operating expenses	24,525	16,636
Operating loss	(20,965)	(13,933)
Change in fair value of derivative liability	—	(144)
Interest income (expense), net	1,177	(771)
Pre-tax loss	(19,788)	(14,848)
Income tax expense	(88)	—
Net loss	$(19,876)	$(14,848)
Collaboration Revenues
Collaboration revenues were $3.6 million and $2.7 million for the three months ended June 30, 2023 and 2022, respectively. The increase was related to the research and development activities completed under the Moderna License Agreement that we executed in January 2022.
Research and Development Expenses
We track outsourced development, outsourced personnel costs and other external research and development costs of our CT-0508, CT-0525, and CT-1119 programs. We do not track internal research and development costs on a program-by-

program basis. The following table summarizes our research and development expenses for the three months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,
	2023	2022
CT-0508	$3,754	$2,409
CT-0525	1,539	—
CT-1119	478	—
Personnel costs, including stock-based compensation	5,061	4,094
Other clinical and pre-clinical development expenses	1,358	1,538
Facilities and other expenses	6,328	6,171
Total research and development expenses	$18,518	$14,212

Research and development expenses for the three months ended June 30, 2023 were $18.5 million, compared to $14.2 million for the three months ended June 30, 2022. The increase of $4.3 million was primarily due to an increase of $1.5 million increase in direct costs associated with the pre-clinical development of CT-0525, a $1.3 million increase in direct costs associated with CT-0508, a $1.0 million increase in personnel costs due to growth in research and development employee headcount, a $0.5 million increase in direct costs related to CT-1119, and a $0.2 million increase in facilities and other expenses due to an increase in rent expense, partially offset by a $0.2 million decrease of other clinical and pre-clinical development expenses associated with tracking CT-0525 and CT-1119 separately.
General and Administrative Expenses
The following table summarizes our general and administrative expenses for the three months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,
	2023	2022
Personnel costs, including stock-based compensation	$2,097	$633
Legal and professional fees	3,142	1,251
Facilities and supplies	164	237
Other expenses	604	303
Total general and administrative expenses	$6,007	$2,424
General and administrative expenses for the three months ended June 30, 2023 were $6.0 million, compared to $2.4 million for the three months ended June 30, 2022. The increase of $3.6 million was attributable to $1.9 million increase in legal and professional fees in support of our patent portfolio and expanding infrastructure, a $1.5 million increase of higher personnel costs as a result of an increase in headcount, as well as a $0.3 million increase in other expenses due to an increase in travel expenses and subscriptions, partially offset by a $0.1 million decrease in facilities and supplies due to a decline in office expenditures.
Interest Income (Expense), net
We recognized $1.2 million in interest income (expense), net for the three months ended June 30, 2023, which was attributable primarily to interest income.
We recognized $(0.8) million in interest income (expense), net for the three months ended June 30, 2022, which was attributable primarily to interest expense on the outstanding principal balance associated with the convertible promissory note issued to Moderna, including non-cash interest expense associated with the amortization of the debt discount.

Change in Fair Value of Derivative Liability
We recognized a $0.1 million non-cash charge for the three months ended June 30, 2022, for the increase in fair value of the derivative liability associated with the redemption feature of the convertible promissory note with Moderna, which was attributable to the timing in which we expected the accrued settlement event to occur.
Income Tax Expense
We recorded $0.1 million of income tax expense for the three months ended June 30, 2023 based on projected taxable income for the year ending December 31, 2023.
Comparison of the Six Months Ended June 30, 2023 and 2022

	Six Months Ended June 30,
	2023	2022
Collaboration revenues	$6,803	$3,525
Operating expenses:	—	—
Research and development	35,159	22,979
General and administrative	15,581	4,635
Total operating expenses	50,740	27,614
Operating loss	(43,937)	(24,089)
Change in fair value of derivative liability	(84)	(701)
Interest income (expense), net	(300)	(1,370)
Pre-tax loss	(44,321)	(26,160)
Income tax expense	(197)	—
Net loss	$(44,518)	$(26,160)
Collaboration Revenues
Collaboration revenues were $6.8 million and $3.5 million for the six months ended June 30, 2023 and 2022, respectively. The increase was related to the research and development activities completed under the Moderna License Agreement that we executed in January 2022.
Research and Development Expenses
We track outsourced development, outsourced personnel costs and other external research and development costs of our CT-0508, CT-0525, and CT-1119 programs. We do not track internal research and development costs on a program-by-program basis. The following table summarizes our research and development expenses for the six months ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended June 30,
	2023	2022
CT-0508	$5,586	$4,736
CT-0525	3,214	—
CT-1119	478	—
Personnel costs, including stock-based compensation	10,015	7,114
Other clinical and pre-clinical development expenses	2,980	2,013
Facilities and other expenses	12,886	9,116
Total research and development expenses	$35,159	$22,979

Research and development expenses for the six months ended June 30, 2023 were $35.2 million, compared to $23.0 million for the six months ended June 30, 2022. The increase of $12.2 million was primarily due to an increase in our facilities and other expenses of $3.8 million resulting from increased laboratory space and laboratory supplies from expanded clinical and pre-clinical work, a $3.2 million increase in direct costs associated with the pre-clinical development of CT-0525, a $2.9 million increase in personnel costs due to growth in research and development employee headcount, a $1.0 million increase due to costs associated with growth and expansion of pre-clinical activities towards submission an IND for of CT-0525, a $0.9 million increase in direct costs associated with CT-0508, and a $0.5 million increase in direct costs related to CT-1119.
General and Administrative Expenses
The following table summarizes our general and administrative expenses for the six months ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended June 30,
	2023	2022
Personnel costs, including stock-based compensation	$7,923	$1,261
Legal and professional fees	6,046	2,591
Facilities and supplies	273	344
Other expenses	1,339	439
Total general and administrative expenses	$15,581	$4,635
General and administrative expenses for the six months ended June 30, 2023 were $15.6 million, compared to $4.6 million for the six months ended June 30, 2022. The increase of $11.0 million was attributable to $3.4 million of severance costs associated with the Merger, a $3.5 million increase in legal and professional fees in support of our patent portfolio and expanding infrastructure, a $3.3 million of higher personnel costs as a result of an increase in headcount, as well as a $0.9 million increase in other expenses due to an increase in public relation and travel expenditures.
Interest Income (Expense), net
We recognized $(0.3) million in interest income (expense), net for the six months ended June 30, 2023, which was attributable primarily to the accelerated amortization of the debt discount as a result of the settlement of the convertible promissory note at the closing of the Merger, interest expense on the outstanding principal balance associated with the convertible promissory note issued to Moderna through March 7, 2023, offset by interest income of $1.6 million.
We recognized $(1.4) million in interest income (expense), net for the six months ended June 30, 2022, which was attributable primarily to interest expense on the outstanding principal balance associated with the convertible promissory note issued to Moderna, including non-cash interest expense associated with the amortization of the debt discount.
Change in Fair Value of Derivative Liability
We recognized a $0.1 million non-cash charge for the six months ended June 30, 2023, for the increase in fair value of the derivative liability associated with the redemption feature of the convertible promissory note with Moderna through settlement in connection with the Merger.
We recognized a $0.7 million non-cash charge for the six months ended June 30, 2022, for the increase in fair value of the derivative liability associated with the redemption feature of the convertible promissory note with Moderna, which was attributable to the timing in which we expected the accrued settlement event to occur.
Income Tax Expense
We recorded $0.2 million of income tax expense for the six months ended June 30, 2023 based on projected taxable income for the year ending December 31, 2023.

Liquidity and Capital Resources
Sources of Liquidity
As of June 30, 2023, we had $117.1 million in cash, cash equivalents and marketable securities and an accumulated deficit of $202.7 million. To date, we have not yet commercialized any products or generated any revenue from product sales and have financed operations primarily with proceeds from sales of preferred stock, proceeds from our collaboration with Moderna, research tax credits and convertible debt financing. Under the Moderna License Agreement we anticipate receiving $73.9 million over the life of the contract for expected research and development services to be performed by Carisma, inclusive of passthrough costs, to be billed quarterly. Through June 30, 2023, we have generated $16.6 million of collaboration revenues related to research and development services. Under the terms of the Moderna License Agreement, assuming Moderna develops and commercializes 12 products, each directed to a different development target, we are eligible to receive up to between $247.0 million and $253.0 million per product in development target designation, development, regulatory and commercial milestone payments.

On April 17, 2023, we filed a universal shelf registration statement on Form S-3, which was declared effective on May 2, 2023, or the Registration Statement. Under the Registration Statement, we may offer and sell up to $300.0 million of a variety of securities, including debt securities, common stock, preferred stock, depositary shares, subscription rights, warrants and units from time to time in one or more offerings at prices and on terms to be determined at the time of the offering. On May 12, 2023, we entered into an Amended and Restated Open Market Sale AgreementSM, or the Sale Agreement, with Jefferies LLC, as sales agent, pursuant to which we may offer and sell shares of our common stock with an aggregate offering price of up to $100.0 million under an “at-the-market" offering program. To date, we have not sold any securities pursuant to the Sale Agreement.
Cash Flows
The following table shows a summary of our cash flows for the six months ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended June 30,
	2023	2022
Cash provided by (used in)
Operating activities	$(44,081)	$20,305
Investing activities	32,158	(44,141)
Financing activities	64,112	34,983
Net change in cash, cash equivalents and restricted cash	$52,189	$11,147
Cash Flows from Operating Activities
During the six months ended June 30, 2023, we used $44.1 million of net cash in operating activities. Cash used in operating activities reflected our net loss of $44.5 million that was offset by $5.6 million of non-cash charges related to depreciation and amortization expense, stock-based compensation, reductions in the operating right of use, or ROU assets, amortization of the debt discount on the convertible promissory note, change in fair value of the derivative liability, accretion on marketable securities, and non-cash interest on the finance liability from the failed sale-leaseback and a $5.1 million net change in our operating assets and liabilities attributable to the timing in which we pay our vendors for research and development activities.
During the six months ended June 30, 2022, we provided $20.3 million of net cash in operating activities. Cash provided by our operating activities reflected our net loss of $26.2 million that was offset by $4.2 million of non-cash charges related to depreciation and amortization expense, stock-based compensation, reductions in the operating ROU assets, amortization of the debt discount on the convertible promissory note, change in fair value of the derivative liability and the accretion on marketable securities, and a $42.2 million net change in our operating assets and liabilities which was primarily attributable to the $45.0 million upfront nonrefundable payment received from Moderna pursuant to the Moderna License Agreement.

Cash Flows from Investing Activities
During the six months ended June 30, 2023, we received $32.2 million of net cash in investing activities. Cash provided by investing activities reflected $67.0 million of proceeds from the sale of marketable securities, partially offset by purchases of marketable securities of $34.5 million and the purchase of property and equipment of $0.4 million.
During the six months ended June 30, 2022, we used $44.1 million of net cash in investing activities. Cash used in investing activities reflected purchases of marketable securities of $42.1 million and the purchase of property and equipment of $2.0 million.
Cash Flows from Financing Activities
During the six months ended June 30, 2023, we received $64.1 million of net cash from financing activities, primarily attributable to the $37.9 million in the cash and cash equivalents acquired in connection with the Merger and $30.6 million in proceeds from the issuance of common stock in pre-closing financing, partially offset by $5.2 million in payments of financing costs.
During the six months ended June 30, 2022, we received $35.0 million of net cash from financing activities attributable to the proceeds from convertible promissory note.
Funding Requirements
We expect to devote substantial financial resources to our ongoing and planned activities, particularly as we conduct our ongoing clinical trial of CT-0508 and pursue related combination strategies, prepare for, initiate and conduct our planned clinical trials of CT-0525 and CT-1119 and advance our discovery programs and continue our product development efforts. As of June 30, 2023, we had cash, cash equivalents and marketable securities of $117.1 million. We believe that we have cash, cash equivalents and marketable securities sufficient to sustain our operating expenses and capital expenditure requirements through the end of 2024.
We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance our pre-clinical activities and clinical trials. In addition, if we obtain marketing approval for CT-0508 or any other product candidate we are developing or develop in the future, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution. In addition, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital or obtain adequate funds when needed or on acceptable terms, we may be required to delay, limit, reduce or terminate our discovery and product development programs or any future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market on our own. In addition, attempting to secure additional financing may divert the time and attention of our management from day-to-day activities and distract us from discovery and product development efforts.
Our future capital requirements will depend on many factors, including:
•the progress, costs and results of our ongoing clinical trial of CT-0508 and other planned and future clinical trials;
•the scope, progress, costs and results of pre-clinical testing and clinical trials of CT-0508 for additional combinations, targets and indications;
•the number of and development requirements for additional indications for CT-0508 or for any other product candidates;
•the success of our collaborations with Moderna or others;
•our ability to scale up our manufacturing processes and capabilities to support clinical trials of CT-0508 and other product candidates we are developing and develop in the future;
•the costs, timing and outcome of regulatory review of CT-0508, CT-0525 and other product candidates we are developing and may develop in the future;
•potential changes in the regulatory environment and enforcement rules;
•our ability to establish and maintain strategic collaborations, licensing or other arrangements and the financial terms of such arrangements;
•the payment of license fees and other costs of our technology license arrangements;
•the progress, costs and results of our ongoing pre-clinical studies of CT-0525, CT-1119 and other planned and future pre-clinical studies;

•the costs and timing of future commercialization activities, including product manufacturing, sales, marketing and distribution, for CT-0508, CT-0525 and other product candidates we are developing and may develop in the future for which we may receive marketing approval;
•our ability to obtain and maintain acceptance of any approved products by patients, the medical community and third-party payors;
•the amount and timing of revenue, if any, received from commercial sales of CT-0508 and any other product candidates we are developing or develop in the future for which we receive marketing approval;
•potential changes in pharmaceutical pricing and reimbursement infrastructure;
•the availability of raw materials for use in production of our product candidates;
•the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property and proprietary rights and defending any intellectual property-related claims; and
•the extent to which we in-license or acquire additional technologies or product candidates.
Identifying potential product candidates and conducting pre-clinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success. We will not generate commercial revenues unless and until we can achieve sales of products, which we do not anticipate for a number of years, if at all. Accordingly, we will need to obtain substantial additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all, and may be impacted by the economic climate and market conditions. For example, market volatility resulting from general U.S. or global economic or market conditions, including related to any health epidemics, pandemics or other contagious outbreaks (including any resurgence of the COVID-19 pandemic), could also adversely impact our ability to access capital as and when needed.
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
If we raise funds through additional collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our intellectual property, future revenue streams, discovery programs or product candidates, grant licenses on terms that may not be favorable to us or grant rights to develop and market product candidates that we would otherwise prefer to develop and market on our own, any of which may have a material adverse effect on our business, operating results and prospects. If we are unable to raise capital or obtain adequate funds when needed or on acceptable terms, we may be required to delay, limit, reduce or terminate our discovery and product development programs or any future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market on our own.

Contractual Obligations and Commitments
The following table summarizes our contractual obligations and commitments at June 30, 2023 (in thousands):

	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	More than 5 Years
Contractual obligations:
Operating lease commitments(1)	$3,849	$2,604	$362	$419	$464
Finance lease commitments	1,939	1,200	739	—	—
Manufacturing commitments(2)	4,500	1,000	3,000	500	—
Total contractual obligations	$10,288	$4,804	$4,101	$919	$464
(1)Reflects obligations pursuant to our office and laboratory leases in Philadelphia, Pennsylvania.
(2)Reflects obligations pursuant to a manufacturing and supply agreement pursuant to which we will pay $1.0 million per calendar year, payable in quarterly payments, for reserved capacity starting on the date on which the manufacturing site is declared ready to produce CT-0508 as determined by us.
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
The table above does not include any potential milestone or royalty payments that we may be required to make under our license agreement with Penn (as defined below) and under licensing agreements with other third parties not considered material. We excluded these milestone and royalty payments given that the timing and likelihood of any such payments cannot be reasonably estimated at this time.
University of Pennsylvania License
In November 2017, we entered into a license agreement with The Trustees of the University of Pennsylvania (Penn) for certain intellectual property licenses, which was amended in February 2018, January 2019, March 2020 and June 2021. We are responsible for paying Penn an annual license maintenance fee in the low tens of thousands of dollars, payable until our first payment of a royalty. We may be required to pay Penn up to $10.9 million per product in development and regulatory milestone payments, up to $30.0 million per product in commercial milestone payments, and up to an additional $1.7 million in development and regulatory milestone payments for the first CAR-M product directed to mesothelin. While the agreement remains in effect, we are required to pay Penn low- to mid-single digit percentage tiered royalties on annual net sales of licensed products, which may be subject to reductions. Penn is guaranteed a minimum royalty payment amount in the low hundreds of thousands of dollars for each year after the first commercial sale of a licensed product. We must also pay Penn a percentage in the mid-single digits to low double digits of certain types of income we receive from sublicensees. In addition, we are required to pay Penn an annual alliance management fee in the low tens of thousands of dollars, ending after several years, unless we provide funding to Penn for research and development activities that extend beyond a specified date, in which case we will continue to owe the alliance management fee for each year in which we continue to fund such activities. We also paid Penn an upfront fee in the low hundreds of thousands of dollars for the license to the patents related to the mesothelin binder that is incorporated into the CAR design for our mesothelin product candidate. We are responsible for a pro rata share of costs relating to the prosecution and maintenance of the licensed patents.
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
During the three and six months ended June 30, 2023, there were no material changes to our critical accounting policies and estimates from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” which was filed as Exhibit 99.5 to our Current Report on Form 8-K/A filed with the SEC on April 4, 2023.
Recent Accounting Pronouncements
See Note 3 to our unaudited interim consolidated financial statements found in this Quarterly Report on Form 10-Q for a description of recent accounting pronouncements applicable to our financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. Our interest-earning assets consist of cash, cash equivalents and marketable securities. Interest income earned on these assets was $1.6 million and $49,500 for the six months ended June 30, 2023 and 2022, respectively. Our interest income is sensitive to changes in the general level of interest rates, primarily U.S. interest rates.
Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three months ended June 30, 2023 and 2022.
Item 4. Controls and Procedures.
Evaluation of disclosure controls and procedures
Our management, with the participation of our principal executive officer and our principal financial officer have evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of June 30, 2023. The term “disclosure controls and procedures,” as defined in the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based on the evaluation of our disclosure controls and procedures as of June 30, 2023, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in internal control over financial reporting
No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Summary of Risk Factors
•We have incurred significant losses since our inception. We expect to continue to incur significant expenses and operating losses for the foreseeable future and may never achieve or maintain profitability.
•We have never generated revenue from product sales and may never achieve or maintain profitability.
•We are heavily dependent on the success of our lead product candidate, CT-0508, and our follow on HER2 product candidate, CT-0525, which will both require significant clinical testing before we can seek marketing approval and potentially generate commercial sales. If CT-0508 or CT-0525 do not receive marketing approval or are not successfully commercialized, or if there is significant delay in doing so, our business will be harmed.
•We will need substantial additional funding for our continuing operations. If we are unable to raise capital when needed or on acceptable terms, we could be forced to delay, reduce or eliminate our discovery or product development programs or commercialization efforts.
•Cell therapy is a rapidly evolving area of science, and the approach we are taking to discover and develop product candidates by utilizing genetically modified macrophages is novel and may never lead to approved or marketable products.
•Even if any of our product candidates receives marketing approval, we may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success, and the market opportunity for any of our product candidates, if approved, may be smaller than we estimate.
•We rely, and expect to continue to rely, on third parties to conduct our clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials, which may prevent or delay our ability to seek or obtain marketing approval for or commercialize our product candidates or otherwise harm our business. If we are not able to maintain these third-party relationships or if these arrangements are terminated, we may have to alter our development and commercialization plans and our business could be adversely affected.
•If we are unable to obtain, maintain and enforce patent protection for our technology and product candidates or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize technology and products similar or identical to ours, and our ability to successfully develop and commercialize our technology and product candidates may be adversely affected and we may not be able to compete effectively in our market.
•The regulatory approval process of the FDA is lengthy, time-consuming and inherently unpredictable, and if we are ultimately unable to obtain marketing approval for our product candidates, our business will be substantially harmed.
•The market price of our common stock may be volatile, and the market price of our common stock may drop in the future.
•We incur and will continue to incur additional costs and increased demands upon management as a result of complying with the laws and regulations affecting public companies.
•If at some point we are no longer a “smaller reporting company” or otherwise no longer qualify for applicable exemptions, we will be subject to additional laws and regulations affecting public companies that will increase our costs and the demands on management and could harm our operating results.

Risks Related to Our Financial Position and Need for Additional Capital
We have incurred significant losses since our inception. We expect to continue to incur significant expenses and operating losses for the foreseeable future and may never achieve or maintain profitability.
Since inception, we have incurred significant operating losses. Our net losses were $19.9 million and $14.8 million for the three months ended June 30, 2023 and 2022, respectively. To date, we have not yet commercialized any products or generated any revenue from product sales and have financed our operations primarily with proceeds from sales of our preferred stock, proceeds from our collaboration with Moderna, research tax credits and convertible debt financing. We have devoted substantially all of our financial resources and efforts to pursuing discovery, research and development of our product candidates. We are still in the early stages of development of our lead product candidate, CT-0508, and initiated our first clinical trial in 2021.
We expect to continue to incur significant expenses and operating losses for the foreseeable future, including costs associated with operating as a public company. We anticipate that our expenses will increase substantially if and as we:
•enhance the capabilities of our CAR-M platform;
•conduct our ongoing Phase 1 clinical trial of CT-0508;
•conduct our sub-study of our ongoing Phase 1 clinical trial utilizing CT-0508 in combination with pembrolizumab;
•develop other CT-0508 combination studies;
•advance CT-0508 for additional indications or any other product candidate into clinical development;
•prepare for, initiate and conduct a planned clinical trial of CT-0525 for solid tumors that overexpress HER2;
•prepare for, initiate and conduct a planned clinical trial of CT-1119 for advanced mesothelin-positive solid tumors;
•prepare for, initiate and conduct a planned clinical trial of CT-0729 for prostate-specific membrane antigen positive castrate resistant prostate cancer;
•conduct discovery and pre-clinical testing of the development of in vivo CAR-M therapeutics for up to twelve oncology targets, as well as multiple other targets and indications;
•conduct discovery and pre-clinical testing of our autologous cell therapy pipeline to gather information to apply to the development of off-the-shelf engineered macrophage therapeutics;
•develop iPSC-derived iCAR-M, and other macrophage therapies;
•develop in vivo reprogrammed LNP/mRNA CAR-M therapies for cancer;
•develop viral vectors to effectively engineer human monocytes and macrophages, including the Vpx lentiviral vector and our Ad5f35 vector;
•conduct discovery and pre-clinical testing of our other product candidates;
•seek marketing approval for CT-0508 or any other product candidate if we successfully complete clinical trials;
•scale up our external manufacturing capabilities and capabilities to support clinical trials of CT-0508 or any other of our product candidates and for commercialization of any product candidate for which we may obtain marketing approval;
•establish a sales, marketing and distribution infrastructure to commercialize any product candidate for which we may obtain marketing approval;
•in-license or acquire additional technologies or product candidates;
•make any payments under our existing or future strategic collaboration agreements, global exclusive rights licensing agreements or sponsored research agreements, including with Moderna, University of Pennsylvania and New York University;
•maintain, expand, enforce and protect our intellectual property portfolio;
•hire additional clinical, regulatory, manufacturing, quality control, development and scientific personnel; and
•add operational, financial and management information systems and personnel, including personnel to support our discovery, product development and planned future commercialization efforts and our operations as a public company.
Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve or maintain profitability. Our expenses could increase beyond our expectations if, among other things:
•we are required by regulatory authorities in the United States, Europe or other jurisdictions to perform trials or studies in addition to, or different than, those that we currently expect;

•there are any delays in establishing appropriate manufacturing arrangements for or completing the development of any of our product candidates; or
•there are any third-party challenges to our intellectual property or our needs to defend against any intellectual property-related claim.
Even if we obtain marketing approval for and are successful in commercializing one or more of our product candidates, we expect to incur substantial additional discovery and product development and other expenditures to develop and market additional product candidates or to expand the approved indications of any marketed product. We may encounter unforeseen expenses, difficulties, complications, delays and other known or unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue.
We have never generated revenue from product sales and may never achieve or maintain profitability.
We recently initiated clinical development of our lead product candidate, CT-0508, and are in the pre-clinical testing stages for our other product candidates. We expect that it will be a number of years, if ever, before we have a product candidate ready for commercialization. To become and remain profitable, we must succeed in completing development of, obtaining marketing approval for and eventually commercializing, one or more products that generate significant revenue. The ability to achieve this success will require us to be effective in a range of challenging activities, including completing clinical development of CT-0508, completing discovery, pre-clinical testing and clinical development of CT-0508 in the combination setting and for additional indications, timely filing and receiving acceptance of our Investigational New Drug applications, or INDs, in order to commence our planned or future clinical trials, including for CT-0525, CT-1119 and CT-0729, successfully enrolling subjects in, and completing, our ongoing and planned clinical trials, scaling up our manufacturing processes and capabilities to support clinical trials of CT-0508 or of other product candidates, obtaining marketing approval for CT-0508 or any other product candidates, manufacturing, marketing and selling any products for which we may obtain marketing approval and maintaining a continued acceptable safety profile of our products following approval. We may never succeed in these activities and, even if we do, we may never generate revenues that are significant enough to achieve profitability.
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
We are heavily dependent on the success of our lead product candidate, CT-0508, and our follow on HER2 product candidate, CT-0525, which will both require significant clinical testing before we can seek marketing approval and potentially generate commercial sales. If CT-0508 or CT-0525 do not receive marketing approval or are not successfully commercialized, or if there is significant delay in doing so, our business will be harmed.
We initiated our first clinical trial in 2021, have no products that are approved for commercial sale and may never be able to develop marketable products. We expect that a substantial portion of our efforts and expenditures for the foreseeable future will be devoted to CT-0508 and related combination sub-studies of the synergistic potential and utility of CT-0508, including the recently initiated sub-study of our ongoing Phase 1 clinical trial utilizing CT-0508 in combination with pembrolizumab. Our business currently depends heavily on the successful development, marketing approval and commercialization of CT-0508, and the success of related combination sub-studies. We cannot be certain that CT-0508 or any combination therapy involving CT-0508 will achieve success in ongoing or future clinical trials, receive marketing approval or be successfully commercialized. We are also currently in the pre-clinical stage for another product candidate, CT-0525, which is also intended to treat solid tumors that overexpress HER2. By leveraging our discovery engine and preliminary clinical data from our Phase 1 clinical trial of CT-0508, we are building upon our CAR-M platform to create next-generation therapeutics that may increase potential efficacy and patient access.
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
Our future capital requirements will depend on many factors, including:
•the progress, costs and results of our ongoing clinical trial of CT-0508 and other planned and future clinical trials;
•the scope, progress, costs and results of pre-clinical testing and clinical trials of CT-0508 for additional combinations, targets and indications;
•the number of and development requirements for additional indications for CT-0508 or for any other product candidates;
•the success of our collaborations with Moderna or others;
•our ability to scale up our manufacturing processes and capabilities to support clinical trials of CT-0508 and other product candidates we are developing and develop in the future;
•the costs, timing and outcome of regulatory review of CT-0508 and other product candidates we are developing and may develop in the future;
•potential changes in the regulatory environment and enforcement rules;
•our ability to establish and maintain strategic collaborations, licensing or other arrangements and the financial terms of such arrangements;
•the payment of license fees and other costs of our technology license arrangements;
•the costs and timing of future commercialization activities, including product manufacturing, sales, marketing and distribution, for CT-0508 and other product candidates we are developing and may develop in the future for which we may receive marketing approval;
•our ability to obtain and maintain acceptance of any approved products by patients, the medical community and third-party payors;
•the amount and timing of revenue, if any, received from commercial sales of CT-0508 and any other product candidates we are developing or develop in the future for which we receive marketing approval;
•potential changes in pharmaceutical pricing and reimbursement infrastructure;
•the availability of raw materials for use in production of our product candidates;
•the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property and proprietary rights and defending any intellectual property-related claims; and
•the extent to which we in-license or acquire additional technologies or product candidates.
As of June 30, 2023, we had cash, cash equivalents and marketable securities of $117.1 million. We believe that we have cash, cash equivalents and marketable securities sufficient to sustain our operating expenses and capital expenditure requirements through the end of 2024. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. In addition, changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control. As a result, we could deplete our capital resources sooner than we currently expect. In addition, because the successful development of CT-0508, CT-0525, CT-1119, CT-0729 and any combination studies or other product candidates that we pursue is highly uncertain, at this time we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the development of any product candidate.

Identifying potential product candidates and conducting pre-clinical and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success. We will not generate commercial revenues unless and until we can achieve sales of products, which we do not anticipate for a number of years, if at all. Accordingly, we will need to obtain substantial additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all, and we may be impacted by the economic climate and market conditions. For example, market volatility resulting from general U.S. or global economic or market conditions, including related to any health epidemics, pandemics or other contagious outbreaks (including any resurgence of the COVID-19 pandemic), could also adversely impact our ability to access capital as and when needed. Alternatively, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans.
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
Prior to the Merger, we had a history of cumulative losses and anticipate that we will continue to incur significant losses in the foreseeable future. As a result, we do not know whether or when we will generate taxable income necessary to utilize our NOLs or research and development tax credit carryforwards. As of December 31, 2022, Legacy Carisma had federal, state and local NOLs of $94.2 million, $94.2 million and $74.3 million, respectively, and federal research and development tax credit carryforwards totaling $5.6 million.
In general, under Section 382 of the Code and corresponding provisions of state law, a corporation that undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in our equity ownership by certain stockholders over a three year period, is subject to limitations on our ability to utilize our pre-change NOLs and research and development tax credit carryforwards to offset future taxable income. We have not conducted a study to assess whether any such ownership changes have occurred. We may have experienced such ownership changes in the past and may experience such ownership changes in the future (which may be outside our control). As a result, if and to the extent we earn net taxable income, our ability to use our pre-change NOLs and research and development tax credit carryforwards to offset such taxable income may be subject to limitations.
Risks Related to Our Discovery Programs and Research and Development of Our Product Candidates
Cell therapy is a rapidly evolving area of science, and the approach we are taking to discover and develop product candidates by utilizing genetically modified macrophages is novel and may never lead to approved or marketable products.
Cell therapy has yet to be broadly applied to solid tumors, inflammatory disease, fibrotic disease or neurodegeneration. The discovery, research and development of engineered macrophages to treat disease is an emerging field and our CAR-M platform, which is the first CAR-M to be evaluated in a human clinical trial, is a relatively new technology. Our future success depends on the successful development of this novel therapeutic approach. The scientific evidence to support the feasibility of developing product candidates based on these discoveries is both preliminary and limited. We have only preliminary results from our Phase 1 clinical trial of CT-0508 and expect clinical data updates in the next 18 months. As such, there may be adverse effects or limited favorable results from treatment with any of our current or future product candidates that we cannot predict at this time.
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
We are early in our development efforts. We initiated our first Phase 1 clinical trial of CT-0508 in 2021 and initiated a sub-study of CT-0508 in combination with pembrolizumab in an ongoing Phase 1 clinical trial and expect to receive initial data in the second half of 2023. We expect to submit INDs for CT-0525 in the second half of 2023 and for CT-1119 in 2025. CT-0729 is still in the discovery stage.
Our ability to generate revenues from product sales, which we do not expect will occur for a number of years, if ever, will depend heavily on the successful development, marketing approval and eventual commercialization of CT-0508, including in the combination setting, or one or more of our other product candidates, which may never occur. The success of CT-0508, CT-0525 and our other product candidates will depend on many factors, including the following:
•successfully completing pre-clinical studies;
•successfully initiating future clinical trials;
•successfully enrolling patients in and completing clinical trials;

•scaling up manufacturing processes and capabilities to support clinical trials of CT-0508, CT-0525 and any other product candidate;
•applying for and receiving marketing approvals from applicable regulatory authorities;
•obtaining and maintaining intellectual property protection and regulatory exclusivity for CT-0508, CT-0525 and any other product candidates we are developing or may develop in the future;
•making arrangements with third-party manufacturers, or establishing commercial manufacturing capabilities, for both clinical and commercial supplies of our product candidates;
•establishing sales, marketing and distribution capabilities and launching commercial sales of our products, if and when approved, whether alone or in collaboration with others;
•acceptance of CT-0508, CT-0525 and any other product candidates, if and when approved, by patients, the medical community and third-party payors;
•effectively competing with other therapies;
•obtaining and maintaining coverage, adequate pricing and adequate reimbursement from third-party payors, including government payors;
•maintaining, enforcing, defending and protecting our rights in our intellectual property portfolio;
•not infringing, misappropriating or otherwise violating others’ intellectual property or proprietary rights; and
•maintaining a continued acceptable safety profile of our products following receipt of any marketing approvals.
If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully develop and commercialize our product candidates, which would materially harm our business. As a company, we have limited experience in clinical development, having only recently advanced CT-0508 into an early-stage clinical trial. Any predictions about the future success or viability of CT-0508, CT-0525 or any product candidates we are developing or may develop in the future may not be as accurate as they could be if we had a history of conducting clinical trials.
Drug development involves a lengthy and expensive process, with an uncertain outcome. The results of pre-clinical studies and early clinical trials may not be predictive of future results. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of CT-0508 or our other product candidates.

We initiated our first clinical trial of CT-0508 in 2021, a sub-study to evaluate CT-0508 in combination with pembrolizumab in 2023 and our other product candidates are in pre-clinical development. The risk of failure for CT-0508 and our other product candidates is high. It is impossible to predict when or if CT-0508 or any of our other product candidates will prove effective or safe in humans or will receive marketing approval. Before obtaining marketing approval from regulatory authorities for the sale of a product candidate, we must complete pre-clinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of such product candidate in humans. Clinical trials may fail to demonstrate that CT-0508 or any of our other product candidates are safe for humans and effective for indicated uses. Even if the clinical trials are successful, changes in marketing approval policies during the development period, changes in or the enactment or promulgation of additional statutes, regulations or guidance or changes in regulatory review for each submitted product application may cause delays in the approval or rejection of an application.
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
We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize any product candidates, including:
•regulators or institutional review boards, or IRBs, may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site or at all;
•we may experience delays in reaching, or fail to reach, agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites;
•regulators may determine that the planned design of our clinical trials is flawed or inadequate;
•clinical trials of our product candidates may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical trials or abandon product development programs;
•we may be unable to establish clinical endpoints that applicable regulatory authorities consider clinically meaningful, or, if we seek accelerated approval, biomarker efficacy endpoints that applicable regulatory authorities consider likely to predict clinical benefit;
•pre-clinical testing may produce results based on which we may decide, or regulators may require us, to conduct additional pre-clinical studies before we proceed with certain clinical trials, limit the scope of our clinical trials, halt ongoing clinical trials or abandon product development programs;
•the number of patients required for clinical trials of our product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate or participants may drop out of these clinical trials at a higher rate than we anticipate;
•third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;
•we may decide, or regulators or IRBs may require us, to suspend or terminate clinical trials of our product candidates for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks;
•regulators or IRBs may require us to perform additional or unanticipated clinical trials to obtain approval or we may be subject to additional post-marketing testing requirements to maintain marketing approval;
•regulators may revise the requirements for approving our product candidates, or such requirements may not be as we anticipate;
•the cost of clinical trials of our product candidates may be greater than we anticipate;
•the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate;
•our product candidates may have undesirable side effects or other unexpected characteristics, causing us or our clinical investigators, regulators or IRBs to suspend or terminate the trials;
•regulators may withdraw their approval of a product or impose restrictions on its distribution; and
•business interruptions resulting from any health epidemics, pandemics or other contagious outbreaks (including any resurgence of the COVID-19 pandemic) may result in adverse effects on our business and operations.
If we are required to conduct additional clinical trials or other testing of our product candidates beyond those that we currently contemplate, if we are unable to successfully complete clinical trials of our product candidates or other testing, if the results of these trials or tests are not positive or are only modestly positive, if there are safety concerns or if we determine that the observed safety or efficacy profile would not be competitive in the marketplace, we may:
•incur unplanned costs;
•be delayed in obtaining marketing approval for our product candidates;
•not obtain marketing approval at all;
•obtain marketing approval in some countries and not in others;
•obtain approval for indications or patient populations that are not as broad as intended or desired;
•obtain approval with labeling that includes significant use or distribution restrictions or safety warnings;
•be subject to additional post-marketing testing requirements; or
•have the product removed from the market after obtaining marketing approval.

Our product development costs will also increase if we experience delays in pre-clinical studies or clinical trials or in obtaining marketing or other regulatory approvals. We do not know whether any of our pre-clinical studies or clinical trials will begin as planned, will need to be restructured or will be completed on schedule, or at all. We may also determine to change the design or protocol of one or more of our clinical trials, including to add additional patients or arms, which could result in increased costs and expenses or delays. Significant pre-clinical study or clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do and impair our ability to successfully commercialize our product candidates and may harm our business and results of operations.
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
The outcome of pre-clinical testing and early clinical trials may not be predictive of the success of later clinical trials, and preliminary or interim results of a clinical trial do not necessarily predict final results. In addition, initial success in clinical trials may not be indicative of results obtained when such trials are completed. In particular, the small number of patients in our ongoing or future early clinical trials may make the results of these trials less predictive of the outcome of later clinical trials. For example, even if successful, the results of our Phase 1 clinical trial of CT-0508 may not be predictive of the results of further clinical trials of CT-0508 or any of our other product candidates. Our product candidates may also fail to show the desired safety and efficacy in clinical development despite positive results in pre-clinical studies or having successfully advanced through initial clinical trials.
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
Identifying and qualifying patients to participate in clinical trials for CT-0508 and any other product candidates in the future is critical to our success. Successful and timely completion of clinical trials will require that we enroll a sufficient number of patients who remain in the trial until its conclusion. We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside of the United States. In particular, group 2 for our Phase 1 clinical trial of CT-0508 and our sub-study to evaluate the co-administration of CT-0508 and pembrolizumab are currently open for enrollment with an additional nine patients to be dosed in the study. We are preparing to advance other products into clinical development. In addition, some of our competitors have ongoing clinical trials for product candidates that treat the same indications as our product candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates. We cannot predict how successful we will be at enrolling subjects in future clinical trials. Patient enrollment is affected by a variety of other factors, including:
•the prevalence and severity of the disease under investigation;
•the eligibility criteria for the trial in question;
•the perceived risks and benefits of the product candidate under trial;
•the requirements of the trial protocols;
•the availability of existing treatments for the indications for which we are conducting clinical trials;
•the ability to recruit clinical trial investigators with the appropriate competencies and experience;
•the efforts to facilitate timely enrollment in clinical trials;
•the ability to identify specific patient populations based on specific genetic mutations or other factors;
•the patient referral practices of physicians;
•the ability to monitor patients adequately during and after treatment;
•our ability to obtain and maintain patient consents;
•the proximity and availability of clinical trial sites for prospective patients;
•the conduct of clinical trials by competitors for product candidates that treat the same indications or address the same patient populations as our product candidates;
•the cost to, or lack of adequate compensation for, prospective patients; and
•the impact of any health epidemics, pandemics or other contagious outbreaks (including any resurgence of the COVID-19 pandemic).
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

Enrollment in group 1 of our first in human Phase 1 clinical trial of CT-0508 is complete with nine patients successfully dosed. Group 2 as well as our sub-study to evaluate the coadministration of CT-0508 and pembrolizumab are both currently open for enrollment. If CT-0508 or any other product candidate is associated with serious adverse events or undesirable side effects in clinical trials or have characteristics that are unexpected in clinical trials or pre-clinical testing, we may need to abandon development of such product candidate or limit development to more narrow uses or subpopulations in which the serious adverse events, undesirable side effects or unexpected characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. In pharmaceutical development, many compounds that initially show promise in early-stage or clinical testing are later found to cause side effects that delay or prevent further development of the compound or decrease the size of the patient population for whom the compound could ultimately be prescribed. For example, while CT-0508 has been generally well tolerated based on preliminary clinical results from our Phase 1 clinical trial, such results may not be predictive or indicative of the successful development, marketing approval and eventual commercialization of CT-0508.
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
We only recently initiated clinical development of our lead product candidate, CT-0508, and are in the pre-clinical testing stages for our other product candidates. Clinical trials will be conducted in carefully defined subsets of patients who have agreed to enter into clinical trials. Consequently, it is possible that our clinical trials may indicate an apparent positive effect of a product candidate that is greater than the actual positive effect, if any, or alternatively fail to identify undesirable side effects. If one or more of our product candidates receives marketing approval, and we, or others, later discover that they are less effective than previously believed, or cause undesirable side effects, a number of potentially significant negative consequences could result, including:
•withdrawal or limitation by regulatory authorities of approvals of such product;
•seizure of the product by regulatory authorities;
•recall of the product;
•restrictions on the marketing of the product or the manufacturing process for any component thereof;
•requirement by regulatory authorities of additional warnings on the label;
•requirement that we implement a risk evaluation and mitigation strategy or create a medication guide outlining the risks of such side effects for distribution to patients;
•commitment to expensive post-marketing studies as a prerequisite of approval by regulatory authorities of such product;
•the product may become less competitive;
•initiation of regulatory investigations and government enforcement actions;
•initiation of legal action against us to hold us liable for harm caused to patients; and
•harm to our reputation and resulting harm to physician or patient acceptance of our products.
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
We are evaluating CT-0508 in combination with pembrolizumab and may evaluate CT-0508 in combination with other drugs. If the FDA or similar regulatory authorities outside of the United States do not approve these other drugs, revoke their approval of such drugs, or if safety, efficacy, manufacturing or supply issues arise with the drugs we choose to evaluate in combination with CT-0508, we may be unable to obtain approval of CT-0508 or market CT-0508.

In September 2022, we submitted a clinical protocol amendment to the CT-0508 IND for a CAR-M / anti-PD-1 (CT-0508 and pembrolizumab) combination strategy. In June 2023, the first patient was dosed in the sub-study of CT-0508 in combination with pembrolizumab in an ongoing Phase 1 clinical trial and we expect to receive initial data in the second half of 2023.
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
Even if CT-0508 were to receive marketing approval or be commercialized for use in combination with other existing drugs, we would continue to be subject to the risks that the FDA or similar regulatory authorities outside of the United States could revoke approval of the drugs used in combination with CT-0508 or that safety, efficacy, manufacturing or supply issues could arise with these existing drugs. Combination therapies are commonly used for the treatment of cancer, and we would be subject to similar risks if we develop any of our other product candidates for use in combination with other drugs for cancer or for indications other than cancer. This could result in our own products being removed from the market or being less successful commercially.
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
A key element of our strategy is to apply our macrophage engineering platform to address a broad array of indications and targets to generate next-generation therapeutics, including three programs for indications outside of oncology. The discovery efforts that we are conducting may not be successful in identifying product candidates that are useful in treating cancer or other diseases. Our discovery engine may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for a number of reasons, including:
•potential product candidates may, on further study, be shown to have harmful side effects or other characteristics that indicate that they are unlikely to be drugs that will receive marketing approval or achieve market acceptance; or
•potential product candidates may not be effective in treating their targeted diseases.

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
If any of our product candidates receives marketing approval, we may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. For example, current cancer treatments, such as chemotherapy and radiation therapy, are well established in the medical community and doctors may continue to rely on these and similar treatments. Efforts to educate the medical community and third-party payors on the benefits of our product candidates may require significant resources and may not be successful. If our product candidates do not achieve an adequate level of acceptance, we may not generate significant revenues from product sales and we may not become profitable. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:
•the efficacy and potential advantages of our product candidates compared to the advantages and relative risks of alternative treatments;
•the effectiveness of sales and marketing efforts;
•our ability to offer our products, if approved, for sale at competitive prices;
•the clinical indications for which the product is approved;
•the cost of treatment in relation to alternative treatments;
•the convenience and ease of administration compared to alternative treatments;
•the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
•the strength of marketing and distribution support;
•the timing of market introduction of competitive products;
•the availability of third-party coverage and adequate reimbursement, and patients’ willingness to pay out of pocket for required co-payments or in the absence of third-party coverage or adequate reimbursement;
•product labeling or product insert requirements of the FDA, the European Medical Agency, or the EMA, or other regulatory authorities, including any limitations or warnings contained in a product’s approved labeling;
•the prevalence and severity of any side effects;
•support from patient advocacy groups; and
•any restrictions on the use of our products, if approved, together with other medications.
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
Factors that may inhibit our efforts to commercialize our products on our own include:
•our inability to recruit, train and retain adequate numbers of effective sales, marketing, market access, distribution, customer service, medical affairs and other support personnel;
•our inability to equip sales personnel with effective materials;
•our inability to effectively manage a geographically dispersed sales and marketing team;
•the inability of sales personnel to obtain access to physicians or persuade adequate numbers of physicians to prescribe any future products;
•the inability of reimbursement professionals to negotiate arrangements for formulary access, reimbursement and other acceptance by payors;
•the inability to price our products at a sufficient price point to ensure an adequate and attractive level of profitability;
•restricted or closed distribution channels that make it difficult to distribute our products to segments of the patient population;
•the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and
•unforeseen costs and expenses associated with creating an independent commercialization organization.
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
We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do, thus rendering our products non-competitive, obsolete or reducing the size of the market for our products.
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
We are aware of a number of companies generally pursuing the development of myeloid cell therapies, including, among others Myeloid Therapeutics, Shoreline Biosciences, Inceptor Bio, Thunder Bio, Resolution Therapeutics, CellOrigin, SIRPant Therapeutics, and others. We are also facing competition from companies pursuing autologous T-cell therapies, allogeneic T-cell therapies, NK and other cell therapies, direct in vivo reprogrammed cell therapies and other macrophage-targeted oncology therapeutics.
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
There may be significant delays in obtaining coverage and reimbursement for newly approved drugs, and coverage may be more limited than the purposes for which the drug is approved by the FDA or similar regulatory authorities outside of the United States. Moreover, eligibility for coverage and reimbursement does not imply that a drug will be paid for in all cases or at a rate that covers its costs, including research, development, intellectual property, manufacture, sale and distribution expenses. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs and may be incorporated into existing payments for other services. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. In the United States, third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies. Our inability to promptly obtain coverage and adequate reimbursement rates from both government-funded and private payors for any approved products that we develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.
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
We face an inherent risk of clinical trial and product liability exposure related to the testing of our product candidates in human clinical trials and will face an even greater risk if we commercially sell any products that we may develop. While we currently have no products that have been approved for commercial sale, the ongoing, planned and future use of product candidates by us in clinical trials, and the sale of any approved products in the future, may expose us to liability claims. These claims might be made by patients that use the product, healthcare providers, pharmaceutical companies or others selling such products. On occasion, large judgments have been awarded in class action lawsuits based on products that had unanticipated adverse effects. If we cannot successfully defend ourselves against claims that our product candidates or products caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:
•decreased demand for any product candidates or products that we may develop;
•termination of clinical trials;
•withdrawal of marketing approval, recall, restriction on the approval or a “black box” warning or contraindication for an approved drug;
•withdrawal of clinical trial participants;
•significant costs to defend any related litigation;
•substantial monetary awards to trial participants or patients;
•loss of revenue;
•injury to our reputation and significant negative media attention;
•reduced resources of our management to pursue our business strategy;
•distraction of management’s attention from our primary business; and
•the inability to commercialize any products that we may develop.
We currently hold $10.0 million in product liability insurance coverage in the aggregate, with a per incident limit of $10.0 million, which may not be adequate to cover all liabilities that we may incur. We may need to increase our insurance coverage as we expand our clinical trials or commence commercialization of our product candidates. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise. If a successful clinical trial or product liability claim or series of claims is brought against us for uninsured liabilities or in excess of insured liabilities, our assets may not be sufficient to cover such claims and our business operations could be impaired.
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
We rely, and expect to continue to rely, on third-party clinical research organizations, in addition to other third parties such as research collaboratives, clinical data management organizations, medical institutions and clinical investigators, to conduct our ongoing Phase 1 clinical trial of CT-0508 and related combinations studies, our planned clinical trials of CT-0525, CT-1119 and CT-0729 and any other clinical trials we conduct. We currently have no plans to independently conduct clinical trials of our product candidates or any other product candidates that we may develop. These contract research organizations and other third parties play a significant role in the conduct and timing of these trials and subsequent collection and analysis of data. These third-party arrangements might terminate for a variety of reasons, including a failure to perform by the third parties. If we need to enter into alternative arrangements, our product development activities might be delayed.
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
We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We rely, and expect to continue to rely, on third-party contract manufacturing organizations for both drug substance and finished drug product, as well as for commercial manufacture if any of our product candidates receive marketing approval. We also currently rely on these third parties for the manufacture of plasmid and viral vectors, patient leukapheresis material logistics, as well as packaging, labeling, sterilization, storage, distribution and other production logistics. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts. We may be unable to establish any agreements with third-party manufacturers or to do so on acceptable terms. Even if we are able to establish agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:
•reliance on the third party for regulatory compliance and quality assurance;
•the possible breach of the manufacturing agreement by the third party;
•the potential failure to manufacture our product candidate or product according to our specifications;
•the potential failure to manufacture our product candidate or product according to our schedule or at all;
•the possible misappropriation of our proprietary information, including our trade secrets and know-how; and
•the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us.
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
We anticipate seeking third-party collaborators for the research, development and commercialization of certain of our product candidates. For example, we entered into a strategic collaboration with Moderna in January 2022 focused on the development of in vivo CAR-M therapeutics for up to twelve product candidates. In collaboration with Moderna, we have established a myeloid tropic LNP/mRNA in vivo CAR-M platform for oncology targets, which enables an off-the-shelf approach wherein the patient’s own myeloid cells are engineered directly within their body via the administration of a myeloid-tropic LNP encapsulating macrophage reprogramming mRNA CAR constructs, removing the requirement for ex vivo cell manufacturing entirely. The first five research targets have already been nominated under the Moderna collaboration and additional targets may be nominated in the future, up to a total of twelve targets. As part of the collaboration, we received a $45.0 million up-front and nonrefundable cash payment from Moderna, in addition to future research funding, milestone payments and royalties. Concurrent with entering into the collaboration agreement, Moderna made an investment in our company in the form of a $35.0 million convertible promissory note.
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
Collaborations involving our discovery programs or any product candidates we may develop, including our collaboration with Moderna, pose the following risks to us:
•collaborators have significant discretion in determining the amount and timing of efforts and resources that they will apply to these collaborations; for example, our collaboration with Moderna is managed by a joint steering committee, which is comprised of representatives from the company and Moderna, with Moderna having final decision-making authority, subject to specified limitations;
•collaborators may not perform their obligations as expected;
•collaborators may not pursue development of our product candidates or may elect not to continue or renew development programs based on results of clinical trials or other studies, changes in the collaborators’ strategic focus or available funding, or external factors, such as an acquisition or business combination, that divert resources or create competing priorities;
•collaborators may not pursue development and commercialization of any product candidates that achieve marketing approval or may elect not to continue or renew commercialization programs based on results of clinical trials or other studies, changes in the collaborators’ strategic focus or available funding, or external factors, such as an acquisition or business combination, that may divert resources or create competing priorities;
•collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;
•we may not have access to, or may be restricted from disclosing, certain information regarding product candidates being developed or commercialized under a collaboration and, consequently, may have limited ability to inform our stockholders about the status of such product candidates on a discretionary basis; for example, data, results and know-how generated in the performance of the Moderna collaboration is deemed the confidential information of Moderna, which we may not disclose except under limited circumstances;
•collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our product candidates and products if the collaborators believe that the competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;
•product candidates discovered in collaboration with us may be viewed by our collaborators as competitive with their own product candidates or products, which may cause collaborators to cease to devote resources to the commercialization of our product candidates;
•a collaborator may fail to comply with applicable regulatory requirements regarding the development, manufacture, distribution or marketing of a product candidate or product;
•a collaborator may seek to renegotiate or terminate their relationship with us due to unsatisfactory clinical results, manufacturing issues, a change in business strategy, a change of control or other reasons;
•a collaborator with marketing and distribution rights to one or more of our product candidates that achieve marketing approval may not commit sufficient resources to the marketing and distribution of such product or products;
•disagreements with collaborators, including disagreements over intellectual property or proprietary rights, contract interpretation or the preferred course of development, might cause delays or terminations of the research, development or commercialization of product candidates, might lead to additional responsibilities for us with respect to product candidates, or might result in litigation or arbitration, any of which would be time-consuming and expensive;
•we may lose certain valuable rights under circumstances identified in our collaborations, including if we undergo a change of control;
•collaborators may not properly obtain, maintain, enforce, defend or protect our intellectual property or proprietary rights or may use our proprietary information in such a way as to potentially lead to disputes or legal proceedings that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential litigation; for example, Moderna has the first right to prosecute, enforce or defend certain patent rights under its agreement with us, and although we may have the right to assume the prosecution, enforcement or defense of such patent rights if Moderna does not, our ability to do so may be compromised by Moderna’s actions;
•disputes may arise with respect to the ownership of intellectual property developed pursuant to our collaborations;
•collaborators may infringe, misappropriate or otherwise violate the intellectual property or proprietary rights of third parties, which may expose us to litigation and potential liability;
•collaborations may be terminated, and, if terminated, we could be required to raise additional capital to pursue further development or commercialization of the applicable product candidates; for example, Moderna has the right to terminate its agreement with us for convenience in its entirety or with respect to a specific product or target on ninety days’ prior notice, in connection with a material breach of the agreement by us that remains uncured for a specified period of time or in the event of specified insolvency events involving us; and
•collaboration agreements may not lead to development or commercialization of product candidates in the most efficient manner, or at all. If a present or future of our collaborators were to be involved in a business combination, the continued pursuit and emphasis on our product development or commercialization program under such collaboration could be delayed, diminished or terminated.

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

We have a number of academic collaborations to supplement our internal discovery and product development programs. If any such collaborator decides to discontinue or devote less resources to such research, our discovery programs could be diminished.
Our discovery engine is supplemented by academic collaborations to expand our platform, which we rely upon to advance our development and commercialization plans for our product candidates. In August 2020, we entered into a scientific research and licensing agreement with Nathaniel R. Landau, Ph.D. and New York University Langone Health through which we obtained exclusive rights to develop their Vpx lentiviral vector globally for all indications. We also have an ongoing discovery program in neurodegeneration being pursued through a sponsored research agreement with Dr. Saar Gill, Associate Professor of Medicine at the University of Pennsylvania and co-founder of our Company, to develop CAR macrophages and microglia targeted against protein aggregates associated with neurodegenerative disease pathology. In addition, we, from time to time, may enter into academic research collaborations to explore the development of new technologies and indications.
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
If safe and effective use of any of our other product candidates depends on an in vitro diagnostic, then the FDA generally will require approval or clearance of that diagnostic, known as a companion diagnostic, at the same time that the FDA approves our product candidates. The process of obtaining or creating such diagnostic is time consuming and costly. Companion diagnostics, which provide information that is essential for the safe and effective use of a corresponding therapeutic product, are subject to regulation by the FDA, EMA and other comparable foreign regulatory authorities as medical devices and require separate regulatory approval from therapeutic approval prior to commercialization. The FDA previously has required in vitro companion diagnostics intended to select the patients who will respond to a product candidate to obtain pre-market approval, or PMA, simultaneously with approval of the therapeutic candidate. The PMA process, including the gathering of pre-clinical and clinical data and the submission and review by the FDA, can take several years or longer. It involves a rigorous pre-market review during which the sponsor must prepare and provide the

FDA with reasonable assurance of the device’s safety and effectiveness and information about the device and its components regarding, among other things, device design, manufacturing, and labeling. After a device is placed on the market, it remains subject to significant regulatory requirements, including requirements governing development, testing, manufacturing, distribution, marketing, promotion, labeling, import, export, record-keeping, and adverse event reporting.
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
The patent position of biopharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. In addition, the scope of patent protection outside of the United States is uncertain and laws of foreign countries may not protect our rights to the same extent as the laws of the United States or vice versa. For example, European patent law restricts the patentability of methods of treatment of the human body more than United States law does. With respect to both owned and in-licensed patent rights, we cannot predict whether the patent applications we and our licensors are currently pursuing will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide sufficient protection from competitors. Further, we may not be aware of all third-party intellectual property rights potentially relating to our product candidates. In addition, publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not published at all. Therefore, neither we nor our licensors can know with certainty whether either we or our licensors were the first to make the inventions claimed in the patents and patent applications we own or in-license now or in the future, or that either we or our licensors were the first to file for patent protection of such inventions. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Moreover, our owned or in-licensed pending and future patent applications may not result in patents being issued which protect our technology and product candidates, in whole or in part, or which effectively prevent others from commercializing competitive technologies and products. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents and our ability to obtain, protect, maintain, defend and enforce our patent rights, narrow the scope of our patent protection and, more generally, could affect the value or narrow the scope of our patent rights.
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
In addition, the patent positions of companies in the development and commercialization of pharmaceuticals are particularly uncertain. Recent U.S. Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. This combination of events has created uncertainty with respect to the validity and enforceability of patents once obtained. Depending on future actions by the U.S. Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that could have a material adverse effect on our patent rights and our ability to protect, defend and enforce our patent rights in the future. Similarly, changes in patent law and regulations in other countries or jurisdictions, changes in the governmental bodies that enforce them or changes in how the relevant governmental authority enforces patent laws or regulations may weaken our ability to obtain new patents or to enforce patents that we own or have licensed or that we may obtain in the future.
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
Although we or our licensors are not currently involved in any intellectual property litigation, we may become involved in lawsuits to protect or enforce our patents, the patents of our licensors or other intellectual property rights, which could be expensive, time-consuming and unsuccessful.
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
•Disputes may arise regarding intellectual property subject to a licensing agreement, including:
•the scope of rights granted under the license agreement and other interpretation related issues;
•the extent to which our technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;
•the sublicensing of patent and other rights under our collaborative development relationships;
•our diligence obligations under the license agreement and what activities satisfy those diligence obligations;
•the inventorship and ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners; and
•the payment obligations with respect to licensed technology.
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
Filing, prosecuting and defending patents on product candidates in all countries throughout the world would be prohibitively expensive. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States, and even where such protection is nominally available, judicial and governmental enforcement of such intellectual property rights may be lacking. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection or licenses, but enforcement is not as strong as that in the United States. These products may compete with our products, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.
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
In addition to seeking patents for some of our technology and product candidates, we also rely on trade secrets and confidentiality agreements to protect our unpatented know-how, technology and other proprietary information, to maintain our competitive position. We seek to protect our trade secrets and other proprietary technology, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, corporate collaborators, outside scientific collaborators, contract research organizations, contract manufacturers, consultants, advisors and other third parties. We may have also entered into confidentiality and invention or patent assignment agreements with our employees and consultants, but we cannot guarantee that we have entered into such agreements with each party that may have or has had access to our trade secrets or proprietary technology. To the extent we become involved in litigation that may require discovery of our trade secrets, know-how and other proprietary technology, we will seek to secure protective orders from the court that bind the parties with access to the discovered information. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Detecting the disclosure or misappropriation of a trade secret and enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-

consuming, and the outcome is unpredictable. In addition, some courts inside and outside of the United States are less willing or unwilling to protect trade secrets. In addition, we cannot be certain that proprietary technical information and related confidential documents that we have shared with our collaborators and/or submitted to governmental agencies, including regulatory agencies for evaluation and supervision of pharmaceutical products, will be kept confidential. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third party, we would have no right to prevent them, or those to whom they communicate it, from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor or other third party, our competitive position would be materially and adversely harmed.
Intellectual property rights do not necessarily address all potential threats to us.
The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business or permit us to maintain our competitive advantage. For example:
•others may be able to make product candidates that are similar to ours but that are not covered by the claims of the patents that we own or license;
•we, or our license partners or current or future collaborators, might not have been the first to make the inventions covered by the issued patent or pending patent applications that we license or may own in the future;
•we, or our license partners or current or future collaborators, might not have been the first to file patent applications covering our inventions;
•others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our owned or in-licensed intellectual property rights;
•it is possible that our owned or in-licensed pending patent applications or those we may own or in-license in the future will not lead to issued patents;
•claims of issued patents that we hold rights to may be held invalid or unenforceable, including as a result of legal challenges by our competitors;
•our competitors might conduct research, development, testing or commercialization activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;
•we cannot ensure that any of our patents, or any of our pending patent applications, if issued, or those of our licensors, will include claims having a scope sufficient to protect our product candidates;
•we cannot ensure that any patents issued to us or our licensors will provide a basis for an exclusive market for our commercially viable product candidates or will provide us with any competitive advantages;
•the U.S. Supreme Court, other federal courts, Congress, the USPTO or similar foreign authorities may change the standards of patentability and any such changes could narrow or invalidate, or change the scope of, our or our licensors’ patents;
•patent terms may be inadequate to protect our competitive position on our product candidates for an adequate amount of time;
•we cannot ensure that our commercial activities or product candidates will not infringe upon the patents of others;
•we cannot ensure that we will be able to successfully commercialize our product candidates on a substantial scale, if approved, before the relevant patents that we own or license expire;
•we may not develop additional proprietary technologies that are patentable;
•the patents of others may harm our business; and
•we may choose not to file a patent in order to maintain certain trade secrets or know-how, and a third party may subsequently file a patent covering such intellectual property.
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
Our product candidates could fail to receive marketing approval for many reasons, including the following:
•the FDA may disagree with the design or implementation of our clinical trials;
•we may be unable to demonstrate to the satisfaction of the FDA that a product candidate is safe and effective for our proposed indication;
•results of clinical trials may not meet the level of statistical significance required by the FDA for approval;
•we may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;
•the FDA may disagree with our interpretation of data from pre-clinical studies or clinical trials;
•data collected from clinical trials of our product candidates may not be sufficient to support the submission of a new drug application, or NDA, to the FDA or other submission or to obtain marketing approval in the United States;
•the FDA may find deficiencies with or fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and
•the approval policies or regulations of the FDA may significantly change in a manner rendering our clinical data insufficient for approval.
This lengthy approval process as well as the unpredictability of future clinical trial results may result in us failing to obtain marketing approval to market any of our product candidates, which would significantly harm our business, results of operations and prospects. The FDA has substantial discretion in the approval process and determining when or whether marketing approval will be obtained for any of our product candidates. Even if we believe the data collected from clinical trials of our product candidates are promising, such data may not be sufficient to support approval by the FDA. Risks similar to those outlined above exist with regard to regulatory authorities outside the United States.
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
Finally, our ability to develop and market new products may be threatened by ongoing litigation challenging the FDA’s approval of mifepristone. Specifically, on April 7, 2023, the U.S. District Court for the Northern District of Texas invalidated the approval by the FDA of mifepristone, a drug product which was originally approved in 2000 and whose distribution is governed by various measures adopted under a Risk Evaluation and Mitigation Strategy, or REMS. In reaching that decision, the district court made a number of findings that numerous representatives of the pharmaceutical and biotechnology industry believe will chill the development, approval and distribution of new drug and biologic products in the United States. Among other determinations, the district court substituted its scientific judgement for that of the FDA and it held that FDA must provide a special justification for any differences between an approved drug’s labeling and the conditions that existed in the drug’s clinical trials. Further, the district court read the jurisdictional requirements governing litigation in federal court so as to potentially allow virtually any party to bring a lawsuit against the FDA in connection with its decision to approve an NDA or biologics license application, or BLA, or establish requirements under a REMS. On April 13, 2023, the district court decision was stayed, in part, by the U.S. Court of Appeals for the Fifth Circuit. Thereafter, on April 21, 2023, the U.S. Supreme Court entered a stay pending disposition of the appeal of the district court decision in the U.S. Court of Appeals for the Fifth Circuit or the U.S. Supreme Court. The U.S. Court of Appeals for the Fifth Circuit held oral arguments on the case on May 17, 2023 and a decision is expected soon. Depending on the outcome of this litigation and the regulatory uncertainty it has engendered, our abilities to develop new product candidates and maintain approval of existing products and measures adopted under a REMS, if any, are at risk and could be delayed, undermined or subject to protracted litigation.
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
The same is true of the COVID-19 pandemic or any similar event that may occur in the future. During the COVID-19 pandemic, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. The FDA has now indicated that it can and will conduct timely reviews of applications for medical in line with its user fee performance goals, including conducting domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA quality standards. However, in the event of a resurgence of the COVID-19 pandemic or a similar public health emergency in the future, the FDA may not be able to continue its current pace and review timelines could be extended. Regulatory authorities outside the U.S. facing similar circumstances may adopt similar restrictions or other policy measures in response to a resurgence of the COVID-19 pandemic or a similar public health emergency in the future and may also experience delays in their regulatory activities.
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
Once marketing approval has been granted, an approved product and our manufacturer and marketer are subject to ongoing review and extensive regulation. We, and any of our collaborators, must therefore comply with requirements concerning advertising and promotion for any of our product candidates for which we or they obtain marketing approval. Promotional communications and practices with respect to prescription drugs are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved labeling. Thus, we, and any of our collaborators will not be able to promote any products developed for indications or uses for which they are not approved.
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
More recently, in March 2023, the FDA issued draft guidance that outlines its current thinking and approach to accelerated approval. The FDA indicated that the accelerated approval pathway is commonly used for approval of oncology drugs due to the serious and life-threatening nature of cancer. Although single-arm trials have been commonly used to support accelerated approval, a randomized controlled trial is the preferred approach as it provides a more robust efficacy and safety assessment and allows for direct comparisons to an available therapy. To that end, the FDA outlined considerations for designing, conducting, and analyzing data for trials intended to support accelerated approvals of oncology therapeutics. While this guidance is currently only in draft form and will not be legally binding even when finalized, we will need to consider the FDA’s guidance closely if we seek accelerated approval for any of our products.
There can be no assurance that the FDA or comparable foreign regulatory agencies will agree with our, or our collaborators’, surrogate endpoints or intermediate clinical endpoints in any of our, or their, clinical trials, or that we, or our collaborators, will decide to pursue or submit any additional application for accelerated approval or any other form of expedited development, review or approval. Similarly, there can be no assurance that, after feedback from the FDA or comparable foreign regulatory agencies, we, or our collaborators, will continue to pursue or apply for accelerated approval or any other form of expedited development, review or approval. Furthermore, for any submission of an application for accelerated approval or application under another expedited regulatory designation, there can be no assurance that such submission or application will be accepted for filing or that any expedited development, review or approval will be granted on a timely basis, or at all.
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
In 2017, the Congress passed the FDA Reauthorization Act of 2017, or the FDARA. The FDARA, among other things, codified the FDA’s pre-existing regulatory interpretation, to require that a drug sponsor demonstrate the clinical superiority of an orphan drug that is otherwise the same as a previously approved drug for the same rare disease in order to receive orphan drug exclusivity. Under omnibus legislation signed by former President Trump in December 2020, the requirement for a product to show clinical superiority applies to drugs and biologics that received orphan drug designation before enactment of the FDARA in 2017, but have not yet been approved or licensed by the FDA.
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
If we are unable to successfully develop companion diagnostics for our product candidates and secure clearance or approval of such devices by the FDA and other regulatory authorities, or we experience significant delays in doing so, we may not realize the full, or any, commercial potential of our therapeutics.
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
•the development of our therapeutic product candidates may be adversely affected if we are unable to appropriately select patients for enrollment in our clinical trials;
•our therapeutic product candidates may not receive marketing approval if safe and effective use of a therapeutic product candidate depends on an in vitro diagnostic; and
•we may not realize the full commercial potential of any therapeutics that receive marketing approval if, among other reasons, we are unable to appropriately select patients who are likely to benefit from therapy with our medicines.
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
In addition, later discovery of previously unknown side effects or other problems with our products or our manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may yield various results, including:
•restrictions on such products, manufacturers or manufacturing processes;
•restrictions and warnings on the labeling or marketing of a product;
•restrictions on product distribution or use;
•requirements to conduct post-marketing studies or clinical trials;
•receipt of warning letters or untitled letters;
•withdrawal of the products from the market;
•refusal to approve pending applications or supplements to approved applications that we submit;
•recall of products;
•fines, restitution or disgorgement of profits or revenues;
•suspension or withdrawal of marketing approvals;
•suspension of any ongoing clinical trials;
•damage to relationships with any potential collaborators;
•unfavorable press coverage and damage to our reputation;

•refusal to permit the import or export of our products;
•product seizure;
•injunctions or the imposition of civil or criminal penalties; or
•litigation involving patients using our products.
In addition, manufacturers of approved products and those manufacturers’ facilities are required to comply with extensive FDA requirements, including ensuring that quality control and manufacturing procedures conform to cGMPs applicable to drug manufacturers or quality assurance standards applicable to medical device manufacturers, which include requirements relating to quality control and quality assurance as well as the corresponding maintenance of records and documentation and reporting requirements. We, any contract manufacturers we may engage in the future, our collaborators and their contract manufacturers will also be subject to numerous other regulatory requirements, including submissions of safety and other post-marketing information and reports, registration and listing requirements, requirements regarding the distribution of samples to clinicians, recordkeeping, and costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of the product such as the requirement to implement a risk evaluation and mitigation strategy.
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
Healthcare providers, physicians and third-party payors will play a primary role in the recommendation and prescription of any drugs for which we obtain marketing approval. Our future arrangements with third-party payors, healthcare providers and physicians may expose us to broadly applicable state and federal fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute any drugs for which we obtain marketing approval. These include the following:
•Anti-Kickback Statute - prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, paying, or receiving remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchasing, ordering, leasing, arranging for, or recommending the purchasing, ordering, or leasing of, any good or service for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare or Medicaid;
•False Claims Act - the federal civil and criminal false claims laws, including the civil False Claims Act, and Civil Monetary Penalties Law, which prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, to the federal government, false or fraudulent claims for payment or knowingly making, using or causing to made or used a false record or statement material to a false or fraudulent claim or to avoid, decrease or conceal an obligation to pay money to the federal government, or knowingly concealing or knowingly and improperly avoiding or decreasing an obligation to pay money to the federal government;
•HIPAA - the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created additional federal criminal statutes that prohibit, among other things, executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters, and apply regardless of the payor (e.g., public or private);
•HIPAA and HITECH - HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their implementing regulations, which impose obligations on HIPAA covered entities and their business associates, including mandatory contractual terms and required implementation of administrative, physical and technical safeguards to maintain the privacy and security of individually identifiable health information;
•Transparency Requirements - the federal physician transparency requirements known as the Physician Payments Sunshine Act, under the Patient Protection and Affordable Care Act, as amended by the Health Care Education Reconciliation Act, or the Affordable Care Act, which requires manufacturers of drugs, medical devices, biological and medical supplies covered by Medicare, Medicaid, or State Children’s Health Insurance Program to report annually to the Centers for Medicare & Medicaid Services, or CMS, within the United States Department of Health and Human Services, or HHS, information related to payments and other transfers of value made by that entity to physicians, other healthcare providers and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; and
•Analogous State, Local and Foreign Laws - analogous state, local and foreign fraud and abuse laws and regulations, such as state anti-kickback and false claims laws, which may be broader than similar federal laws, can apply to claims involving healthcare items or services regardless of payor, and are enforced by many different federal and state agencies as well as through private actions.

Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government and require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures. State and foreign laws also govern the privacy and security of health information in some circumstances, as well as tracking and reporting of transfers of value by pharmaceutical manufacturers to physicians and healthcare organizations, many of which differ from each other in significant ways and often are not pre-empted by HIPAA, thus complicating compliance efforts.
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

The prices of prescription pharmaceuticals in the United States and foreign jurisdictions are subject to scrutiny and considerable legislative and executive actions that could impact the prices we obtain for our drug products, if and when approved.
The prices of prescription pharmaceuticals have also been the subject of considerable discussion in the United States and foreign jurisdictions. There have been several recent U.S. congressional inquiries, as well as proposed and enacted state and federal legislation designed to, among other things, bring more transparency to pharmaceutical pricing, review the relationship between pricing and manufacturer patient programs, and reduce the costs of pharmaceuticals under Medicare and Medicaid. In 2020, former President Trump issued several executive orders intended to lower the costs of prescription products and certain provisions in these orders have been incorporated into regulations. These regulations include an interim final rule implementing a most favored nation model for prices that would tie Medicare Part B payments for certain physician-administered pharmaceuticals to the lowest price paid in other economically advanced countries, effective January 1, 2021. That rule, however, has been subject to a nationwide preliminary injunction and, on December 29, 2021, CMS issued a final rule to rescind it. With issuance of this rule, CMS stated that it will explore all options to incorporate value into payments for Medicare Part B pharmaceuticals and improve beneficiaries’ access to evidence-based care.
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
On June 6, 2023, Merck filed a lawsuit against HHS and CMS asserting that, among other things, the IRA’s Drug Price Negotiation Program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the Constitution. Subsequently, other parties, including the U.S. Chamber of Commerce, Bristol Myers Squibb Company, the Pharmaceutical Research and Manufacturers of America, Astellas and Johnson & Johnson also filed lawsuits in various courts with similar constitutional claims against HHS and CMS. On July 11, 2023, Merck moved for summary judgment in its action and, the next day, the Chamber of Commerce moved for preliminary injunctive relief seeking to stop implementation of the drug pricing provisions of the IRA. We expect that litigation involving these and other provisions of the IRA will continue, with unpredictable and uncertain results.
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
There is no assurance that we will be completely effective in ensuring our compliance with all applicable anti-corruption laws, including the FCPA, the Bribery Act, or other legal requirements, including Trade Control Laws. If we are not in compliance with the FCPA, the Bribery Act, and other anti-corruption laws or Trade Control Laws, we may be subject to criminal and civil penalties, disgorgement and other sanctions and remedial measures, and legal expenses, which could have a material adverse impact on our business, financial condition, results of operations and liquidity. The SEC also may suspend or bar issuers from trading securities on U.S. exchanges for violations of the FCPA’s accounting provisions. Likewise, any investigation of any potential violations of the FCPA, the Bribery Act, other anti-corruption laws or Trade Control Laws by the United States, the United Kingdom or other authorities could also have an adverse impact on our reputation, business, results of operations and financial condition.
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
In addition to potential enforcement by HHS, we are also potentially subject to privacy enforcement from the Federal Trade Commission (FTC). The FTC has been particularly focused on the unpermitted processing of health and genetic data through its recent enforcement actions and is expanding the types of privacy violations that it interprets to be “unfair” under Section 5 of the FTC Act, as well as the types of activities it views to trigger the Health Breach Notification Rule (which the FTC also has the authority to enforce). The agency is also in the process of developing rules related to commercial surveillance and data security that may impact our business. We will need to account for the FTC’s evolving rules and guidance for proper privacy and data security practices in order to mitigate our risk for a potential enforcement action, which may be costly. If we are subject to a potential FTC enforcement action, we may be subject to a settlement order that requires us to adhere to very specific privacy and data security practices, which may impact our business. We may also be required to pay fines as part of a settlement (depending on the nature of the alleged violations). If we violate any consent order that we reach with the FTC, we may be subject to additional fines and compliance requirements.
States are also active in creating specific rules relating to the processing of personal information. In 2018, California passed into law the California Consumer Privacy Act, or the CCPA, which took effect on January 1, 2020 and imposed many requirements on businesses that process the personal information of California residents. Many of the CCPA’s requirements are similar to those found in the General Data Protection Regulation, or the GDPR, including requiring businesses to provide notice to data subjects regarding the information collected about them and how such information is used and shared, and providing data subjects the right to request access to such personal information and, in certain cases, request the erasure of such personal information. The CCPA also affords California residents the right to opt-out of “sales” of their personal information. The CCPA contains significant penalties for companies that violate its requirements. In November 2020, California voters passed a ballot initiative for the California Privacy Rights Act, or the CPRA, which will significantly expand the CCPA to incorporate additional GDPR-like provisions including requiring that the use, retention, and sharing of personal information of California residents be reasonably necessary and proportionate to the purposes of collection or processing, granting additional protections for sensitive personal information, and requiring greater disclosures related to notice to residents regarding retention of information. Most CPRA provisions took effect on January 1, 2023, though the obligations apply to any personal information collected after January 1, 2022. These provisions may apply to some of our business activities.
In addition to California, at least eleven other states have passed comprehensive privacy laws similar to the CCPA and CPRA. These laws are either in effect or will go into effect sometime before the end of 2026. Like the CCPA and CPRA, these laws create obligations related to the processing of personal information, as well as special obligations for the processing of “sensitive” data (which includes health data in some cases). Some of the provisions of these laws may apply to our business activities. There are also states that are strongly considering or have already passed comprehensive privacy laws during the 2023 legislative sessions that will go into effect in 2024 and beyond, including New York and New Jersey. Other states will be considering these laws in the future, and Congress has also been debating passing a federal privacy law. There are also states that are specifically regulating health information that may affect our business. For example, Washington state recently passed a health privacy law that will regulate the collection and sharing of health information, and the law also has a private right of action, which further increases the relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.
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
Additionally, in October 2022, President Biden signed an executive order to implement the European Union-U.S. (EU-U.S.) Data Privacy Framework, which would serve as a replacement to the EU-U.S. Privacy Shield. The European Union initiated the process to adopt an adequacy decision for the EU-U.S. Data Privacy Framework in December 2022 and the European Commission adopted the adequacy decision on July 10, 2023. The adequacy decision will permit U.S. companies who self-certify to the EU-U.S. Data Privacy Framework to rely on it as a valid data transfer mechanism for data transfers from the EU to the U.S. However, some privacy advocacy groups have already suggested that they will be challenging the EU-U.S. Data Privacy Framework. If these challenges are successful, they may not only impact the EU-U.S. Data Privacy Framework, but also further limit the viability of the standard contractual clauses and other data transfer mechanisms. The uncertainty around this issue has the potential to impact our business internationally.
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
We are highly dependent on the research and development, clinical, financial, operational and other business expertise of our executive officers, as well as the other principal members of our management, scientific and clinical teams. Although we entered into employment agreements with certain of our executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. Recruiting and retaining qualified scientific, clinical, manufacturing, accounting, legal and sales and marketing personnel is also critical to our success.
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
•identifying, recruiting, integrating, maintaining and motivating additional employees;
•managing our internal development efforts effectively, including the clinical and regulatory review process for CT-0508 and other product candidates we are developing or may develop in the future, while complying with our contractual obligations to contractors and other third parties; and
•improving our operational, financial and management controls, reporting systems and procedures.
Our future financial performance and our ability to advance development of and, if approved, commercialize CT-0508 and any other product candidate we are developing or may develop in the future will depend, in part, on our ability to effectively manage any future growth. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. If we do not effectively manage the expansion of our operations, we could experience weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. The expansion of our operations could also lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.
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
The market price of our common stock could be subject to significant fluctuations. Some of the factors that may cause the market price of our common stock to fluctuate include:
•results of clinical trials and pre-clinical studies of our product candidates, or those of our competitors or our existing or future collaborators;
•failure to meet or exceed financial and development projections we may provide to the public;
•failure to meet or exceed the financial and development projections of the investment community;
•announcements of significant acquisitions, strategic collaborations, joint ventures or capital commitments by us or our competitors;
•actions taken by regulatory agencies with respect to our product candidates, clinical studies, manufacturing process or sales and marketing terms;
•disputes or other developments relating to proprietary rights, including patents, litigation matters, and our ability to obtain patent protection for our technologies;
•additions or departures of qualified scientific and management personnel;
•significant lawsuits, including patent or stockholder litigation;
•if securities or industry analysts do not publish research or reports about our business, or if they issue adverse or misleading opinions regarding our business and stock;
•changes in the market valuations of similar companies;
•general market or macroeconomic conditions or market conditions in the biopharmaceutical sector;
•sales of securities by us or our stockholders in the future;
•if we fail to raise an adequate amount of capital to fund our operations and continued development of our product candidates;
•trading volume of our common stock;
•announcements by competitors of new commercial products, clinical progress or lack thereof, significant contracts, commercial relationships or capital commitments;
•adverse publicity relating to product candidates, including with respect to other products in such markets;
•the introduction of technological innovations or new therapies that compete with our products and services; and
•period-to-period fluctuations in our financial results.
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
We incur additional costs and increased demands upon management as a result of complying with the laws and regulations affecting public companies.
We incur significant legal, accounting and other expenses as a public company that we did not incur as a private company, including costs associated with public company reporting obligations under the Exchange Act. Some of our management team has not previously managed and operated a public company. These executive officers and other personnel will need to devote substantial time to gaining expertise related to public company reporting requirements and compliance with applicable laws and regulations to ensure that we comply with all of these requirements. Any changes we make to comply with these obligations may not be sufficient to allow us to satisfy our obligations as a public company on a timely basis, or at all. These reporting requirements, rules and regulations, coupled with the increase in potential litigation exposure associated with being a public company, could also make it more difficult for us to attract and retain qualified persons to serve on the board of directors or on board committees or to serve as executive officers, or to obtain certain types of insurance, including directors’ and officers’ insurance, on acceptable terms.

If a significant portion of our total outstanding shares are sold into the market, the market price of our common stock could drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. Certain of our stockholders have rights, subject to specified conditions, under our resale registration statement on Form S-3 registering 3,730,608 shares of our common stock under which they may sell their shares of common stock in the public market, so long as the resale registration statement on Form S-3 remains effective. We have also filed a registration statement registering all shares of common stock that we may issue under our equity compensation plans.
Moreover, we are also party to the Sale Agreement with Jefferies, as sales agent, pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $100.0 million from time to time through Jefferies under an “at-the-market offering” program, or ATM. The number of shares that are sold by Jefferies after we request that sales be made will fluctuate based on the market price of our common stock during the sales period and limits we set with Jefferies. Therefore, it is not possible to predict the number of shares that will ultimately be issued by us, if any, pursuant to the sales agreement. To date, we have not sold any shares of common stock under the ATM.
If at some point we are no longer a “smaller reporting company” or otherwise no longer qualify for applicable exemptions, we will be subject to additional laws and regulations affecting public companies that will increase our costs and the demands on management and could harm our operating results.
We will be subject to the reporting requirements of the Exchange Act, which requires, among other things, that we file with the SEC annual, quarterly and current reports with respect to our business and financial condition as well as other disclosure and corporate governance requirements. However, as a “smaller reporting company,” as defined in Item 10(f)(1) of Regulation S-K, we may take advantage of certain exemptions from disclosure requirements, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2022 and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. If at some point we are no longer qualified as a smaller reporting company or otherwise no longer qualify for these exemptions, we will be required to comply with these additional legal and regulatory requirements applicable to public companies and will incur significant legal, accounting and other expenses to do so. If we are not able to comply with the requirements in a timely manner or at all, our financial condition or the market price of our common stock may be harmed. For example, if we or our independent auditor identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, then we could face additional costs to remedy those deficiencies, the market price of our stock could decline or we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

Our executive officers, directors and principal stockholders may have the ability to control or significantly influence all matters submitted to our stockholders for approval.
Our executive officers, directors and principal stockholders, in the aggregate, beneficially own 53.93% of our outstanding shares of common stock. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control or significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of the company on terms that other stockholders may desire.
We have broad discretion in the use of our cash and cash equivalents and may invest or spend the proceeds in ways with which you do not agree and in ways that may not increase the value of your investment.
We have broad discretion over the use of our cash and cash equivalents. You may not agree with our decisions, and our use of the proceeds may not yield any return on your investment. Our failure to apply these resources effectively could compromise our ability to pursue our growth strategy and we may not be able to yield a significant return, if any, on our investment of these net proceeds. You do not have the opportunity to influence our decisions on how to use our cash resources.
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

Item 5. Other Information.

As previously disclosed, on September 20, 2022, Carisma Therapeutics Inc. (formerly Sesen Bio, Inc.) (the “Company”) and CTx Operations, Inc. (formerly CARISMA Therapeutics Inc.) (“Carisma”) entered into an Agreement and Plan of Merger and Reorganization, as amended by the First Amendment thereto dated as of December 29, 2022 and the Second Amendment thereto dated as of February 13, 2023, by and among the Company, Carisma and Seahawk Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of the Company (“Merger Sub”), pursuant to which, among other matters, Merger Sub merged with and into Carisma, with Carisma continuing as a wholly owned subsidiary of the Company and the surviving corporation of the merger (the “Merger”). On December 21, 2022, a putative class action complaint was filed in the Court of Chancery of the State of Delaware (the “Court”) by Sholom Keller, a stockholder of the Company, against the Company and the then-members of the Company’s Board of Directors, captioned Keller v. Sesen Bio, Inc. et al., C.A. No. 2022-1186-KSJM (the “Action”). The complaint alleged that the disclosures made in Amendment No. 2 to the Company’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission (the “SEC”) on December 14, 2022, in connection with the Merger, contained false and misleading statements. The complaint sought, among other forms of relief, a preliminary injunction to enjoin the Merger. The plaintiff and defendants agreed on certain additional disclosures, which the Company made in Amendment No. 3 to the Company’s Registration Statement on Form S-4 filed with the SEC on January 9, 2023 (the “January 9 Amendment”), and the supplement to the Company’s proxy statement/prospectus dated January 19, 2023 and filed with the SEC on February 16, 2023 (the “Proxy Statement/Prospectus Supplement”).

On February 21, 2023, the plaintiff voluntarily dismissed the Action as moot, and on March 13, 2023, the Court entered a stipulated order dismissing the Action with prejudice as to the plaintiff and without prejudice as to the putative class members. The Court retained jurisdiction solely for the purpose of adjudicating plaintiff’s counsel’s anticipated application for an award of attorneys’ fees and reimbursement of expenses in connection with the disclosures in the January 9 Amendment and the Proxy Statement/Prospectus Supplement. In order to avoid the time and expense of continued litigation, the Company, as successor in interest of Sesen Bio, Inc., subsequently agreed to pay $80,000 to plaintiff’s counsel for attorneys’ fees and expenses in full satisfaction of their claim for attorneys’ fees and expenses in the Action. On August 7, 2023, the Court entered an order closing the case, subject to the Company filing an affidavit with the Court confirming that this notice has been issued. In entering the order, the Court was not asked to review, and did not pass judgment on, the payment of the attorneys’ fees and expenses or their reasonableness.

Item 6. Exhibits.

Exhibit Number	Description
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

3.3
Certificate of Amendment of Carisma Therapeutics Inc., dated June 6, 2023 (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K (File No. 001-36296) filed on June 9, 2023).

10.1
Amendment and Restatement of Carisma Therapeutics Inc. Amended and Restated 2014 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K (File No. 001-36296) filed on June 9, 2023).

10.2
Amended and Restated Open Market Sale AgreementSM, dated May 12, 2023 (incorporated by reference to Exhibit 1.1 to the registrant’s Current Report on Form 8-K (File No. 001-36296) filed on May 12, 2023).

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
_________________________________________
*    Filed herewith.
+    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARISMA THERAPEUTICS INC.

Date: August 10, 2023	By:	/s/ Steven Kelly
Steven Kelly
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 10, 2023	By:	/s/ Richard Morris
Richard Morris
Chief Financial Officer
(Principal Financial and Accounting Officer)