Form 10-Q
period 2023-09-30
Carisma Therapeutics Inc.
filed 2023-11-09
CIK 1485003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________
FORM 10-Q
____________________________________________________________
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 6, 2023, the registrant had 40,356,806 shares of common stock, $0.001 par value per share, outstanding.

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
•political and economic developments; and
•such other matters as discussed on our Annual Report on Form 10-K for the year ended December 31, 2022, Exhibit 99.3 to our Current Report on Form 8/K dated March 7, 2023, our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2023 and June 30, 2023, and this Quarterly Report, including Part II, Item 1A, “Risk Factors”.
In some cases, forward-looking statements can be identified by terminology such as “ “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “predict,” “project,” “target,” “potential,” “goals,” “will,” “would,” “could,” “should,” “continue” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties, and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ
i

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
ii

CARISMA THERAPEUTICS INC.
iii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
CARISMA THERAPEUTICS INC.
Unaudited Consolidated Balance Sheets
(in thousands, except share and per share data)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$83,132	$24,194
Marketable securities	11,005	27,802
Prepaid expenses and other assets	3,428	2,596
Total current assets	97,565	54,592
Property and equipment, net	7,379	8,628
Right of use assets – operating leases	1,664	4,822
Restricted cash	30	—
Deferred financing costs	146	4,111
Total assets	$106,784	$72,153

Liabilities, Convertible Preferred Stock and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$2,409	$1,728
Accrued expenses	7,026	10,361
Deferred revenue	1,185	2,459
Operating lease liabilities	856	3,437
Finance lease liabilities	532	1,162
Other current liabilities	943	523
Total current liabilities	12,951	19,670
Deferred revenue	45,000	45,000
Convertible promissory note	—	33,717
Derivative liability	—	5,739
Operating lease liabilities	891	976
Finance lease liabilities	468	872
Other long-term liabilities	1,176	1,041
Total liabilities	60,486	107,015
Commitments and contingencies (Note 5)
Convertible preferred stock	—	107,808
Stockholders’ equity (deficit):
Common stock $0.001 par value, 350,000,000 shares authorized, 40,304,436 and 2,217,737 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	40	2
Additional paid-in capital	270,029	1,197
Accumulated other comprehensive income (loss)	373	(41)
Accumulated deficit	(224,144)	(158,223)
Total Carisma Therapeutics Inc. stockholders’ equity (deficit)	46,298	(157,065)
Noncontrolling interests	—	14,395
Total stockholders’ equity (deficit)	46,298	(142,670)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$106,784	$72,153
See accompanying notes to unaudited interim consolidated financial statements.

CARISMA THERAPEUTICS INC.
Unaudited Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Collaboration revenues	$3,827	$2,578	$10,630	$6,103
Operating expenses:
Research and development	19,551	15,557	54,710	38,536
General and administrative	6,620	3,772	22,201	8,407
Total operating expenses	26,171	19,329	76,911	46,943
Operating loss	(22,344)	(16,751)	(66,281)	(40,840)
Change in fair value of derivative liability	—	(668)	(84)	(1,369)
Interest income (expense), net	941	(908)	641	(2,278)
Pre-tax loss	(21,403)	(18,327)	(65,724)	(44,487)
Income tax expense	—	—	(197)	—
Net loss	$(21,403)	$(18,327)	$(65,921)	$(44,487)

Share information:
Net loss per share of common stock, basic and diluted	$(0.53)	$(8.37)	$(2.11)	$(21.14)
Weighted-average shares of common stock outstanding, basic and diluted	40,285,858	2,189,265	31,209,904	2,104,105
Comprehensive loss
Net loss	$(21,403)	$(18,327)	$(65,921)	$(44,487)
Unrealized gain (loss) on marketable securities	108	37	414	(160)
Comprehensive loss	$(21,295)	$(18,290)	$(65,507)	$(44,647)

See accompanying notes to unaudited interim consolidated financial statements.

CARISMA THERAPEUTICS INC.
Unaudited Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands, except share data)

	Convertible preferred stock		Stockholders’ Equity (Deficit)
	Shares	Amount	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Noncontrolling interests	Total
			Shares	Amount
Balance, December 31, 2022	8,700,885	$107,808	2,217,737	$2	$1,197	$(41)	$(158,223)	$14,395	$(142,670)
Stock-based compensation	—	—	—	—	265	—	—	—	265
Unrealized gain on marketable securities	—	—	—	—	—	177	—	—	177
Issuance of common stock for cash in pre-closing financing	—	—	3,730,608	4	30,636	—	—	—	30,640
Issuance of common stock upon settlement of convertible promissory note, accrued interest, and related derivative liability	—	—	5,059,338	5	42,442	—	—	—	42,447
Issuance of common stock to Sesen Bio shareholders in reverse capitalization	—	—	10,374,272	10	72,034	—	—	—	72,044
Conversion of convertible preferred stock and non-controlling interests to common stock	(8,700,885)	(107,808)	18,872,711	19	122,185	—	—	(14,395)	107,809
Net loss	—	—	—	—	—	—	(24,642)	—	(24,642)
Balance at March 31, 2023	—	$—	40,254,666	$40	$268,759	$136	$(182,865)	$—	$86,070
Exercise of stock options	—	—	14,910	—	52	—	—	—	52
Stock-based compensation	—	—	—	—	330	—	—	—	330
Unrealized gain on marketable securities	—	—	—	—	—	129	—	—	129
Net loss	—	—	—	—	—	—	(19,876)	—	(19,876)
Balance, June 30, 2023	—	$—	40,269,576	$40	$269,141	$265	$(202,741)	$—	$66,705
Exercise of stock options	—	—	34,860	—	40	—	—	—	40
Stock-based compensation	—	—	—	—	848	—	—	—	848
Unrealized gain on marketable securities	—	—	—	—	—	108	—	—	108
Net loss	—	—	—	—	—	—	(21,403)	—	(21,403)
Balance, September 30, 2023	—	$—	40,304,436	$40	$270,029	$373	$(224,144)	$—	$46,298

Balance, December 31, 2021	8,700,885	$107,808	2,059,072	$2	$816	$—	$(96,997)	$14,395	$(81,784)
Exercise of stock options	—	—	2,572	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	89	—	—	—	89
Unrealized loss on marketable securities	—	—	—	—	—	(158)	—	—	(158)
Net loss	—	—	—	—	—	—	(11,312)	—	(11,312)
Balance at March 31, 2022	8,700,885	$107,808	2,061,644	$2	$905	$(158)	$(108,309)	$14,395	$(93,165)
Stock-based compensation	—	—	—	—	58	—	—	—	58
Unrealized loss on marketable securities	—	—	—	—	—	(39)	—	—	(39)
Net loss	—	—	—	—	—	—	(14,848)	—	(14,848)
Balance, June 30, 2022	8,700,885	107,808	2,061,644	2	963	(197)	(123,157)	14,395	(107,994)
Exercise of stock options	—	—	128,364	—	88	—	—	—	88
Stock-based compensation	—	—	—	—	88	—	—	—	88
Unrealized gain of investments	—	—	—	—	—	37	—	—	37
Net loss	—	—	—	—	—	—	(18,327)	—	(18,327)
Balance, September 30, 2022	8,700,885	$107,808	2,190,008	$2	$1,139	$(160)	$(141,484)	$14,395	$(126,108)
See accompanying notes to unaudited interim consolidated financial statements.

CARISMA THERAPEUTICS INC.
Unaudited Consolidated Statement of Cash Flows (in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(65,921)	$(44,487)
Adjustment to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization expense	2,115	1,188
Stock-based compensation expense	1,443	235
Reduction in the operating right of use assets	4,066	2,895
Amortization of debt discount	1,283	1,995
Change in fair value of derivative liability	84	1,369
Accretion on marketable securities	(741)	—
Non-cash interest expense	117	176
Changes in operating assets and liabilities:
Prepaid expenses and other assets	484	(1,055)
Accounts payable	372	1,794
Accrued expenses	(3,534)	4,526
Deferred revenue	(1,274)	46,230
Operating lease liabilities	(3,574)	(2,882)
Net cash (used in) provided by operating activities	(65,080)	11,984
Cash flows from investing activities:
Purchase of marketable securities	(34,460)	(84,028)
Proceeds from the sale of marketable securities	97,000	42,000
Purchases of property and equipment	(571)	(4,341)
Net cash provided by (used in) investing activities	61,969	(46,369)
Cash flows from financing activities:
Cash, cash equivalents and restricted cash acquired in connection with the reverse recapitalization	37,903	—
Payment of reverse recapitalization finance costs	(5,814)	—
Proceeds from the issuance of common stock in pre-closing financing	30,640	—
Payment of principal related to finance lease liabilities	(1,151)	(766)
Proceeds from failed sale-leaseback arrangement	1,183	505
Payment of finance liability from failed sale-leaseback arrangement	(628)	(50)
Payment of deferred financing costs	(146)	—
Proceeds from issuance of convertible promissory note	—	35,000
Proceeds from the exercise of stock options	92	88
Net cash provided by financing activities	62,079	34,777
Net increase in cash, cash equivalents and restricted cash	58,968	392
Cash, cash equivalents and restricted cash at beginning of the period	24,194	28,551
Cash, cash equivalents and restricted cash at end of the period	$83,162	$28,943

Supplemental disclosures of cash flow information:
Cash paid for interest	$283	$50
Supplemental disclosure of non-cash financing and investing activities:
Conversion of convertible preferred stock and non-controlling interests upon Merger	$122,204	$—
Conversion of convertible promissory note, accrued interest and derivative liability upon Merger	$42,447	$—
Unrealized gain (loss) on marketable securities	$414	$(160)
Right-of-use assets obtained in exchange for new operating lease liabilities	$908	$6,437
Right-of-use assets obtained in exchange for new financing lease liabilities	$—	$2,471
Allocation of debt proceeds to derivative liability	$—	$3,820
Property and equipment in accounts payable	$295	$90
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

The Company’s lead product candidate, CT-0508, is the first CAR-M to be evaluated in a human clinical trial and is intended to treat solid tumors that overexpress HER2, a protein that is overexpressed on the surface of a variety of solid tumors, including breast cancer, gastric cancer, esophageal cancer, salivary gland cancer, and numerous others. It has been granted “Fast Track” status for the treatment of patients with HER2 overexpressing solid tumors by the United States Food and Drug Administration (FDA). CT-0508 is currently being studied in a multi-center open label Phase 1 clinical trial in the United States (U.S.). This ongoing first-in-human study evaluates the safety, tolerability and manufacturing feasibility of CT-0508 along with several customary exploratory secondary endpoints. The Company has completed enrollment of the first group of patients in this trial, with nine patients having been successfully dosed over a five-day dosing schedule. In November 2022, the Company presented preliminary clinical results from the first group of patients. In addition to the first group of patients in this study, the Company initiated a second group to evaluate bolus dosing of patients and the Company presented data from five patients in the second group in the third quarter of 2023. Consistent with results from group 1 of the trial, CT-0508 has been generally well-tolerated after infusion with no dose-limiting toxicities to date, was successfully manufactured using macrophages obtained from heavily pre-treated, advanced solid tumor patients and has shown high CAR expression, viability, and purity. While the results from this early clinical trial data are both preliminary and limited, the Company believes the combined group 1 and group 2 results support the previously presented preliminary results from this trial indicating that CT-0508 can potentially be detected within the tumor microenvironment (TME) and induce anti-tumor adaptive immunity. The second group remains open for enrollment and up to four additional patients may be enrolled. The Company has also initiated several additional sub-studies evaluating CT-0508 in the clinical setting. In addition to monotherapy treatment, the Company has observed synergistic potential of CT-0508 with a PD1 blocking T-cell checkpoint inhibitor in multiple pre-clinical models. As a result of those studies and the preliminary results from group 1 in the Company’s clinical trial, the Company initiated a sub-study to evaluate at least nine patients with the co-administration of CT-0508 and pembrolizumab in the first quarter of 2023. The Company anticipates presenting data from this sub-study in the first half of 2024.

The Company's second product candidate, CT-0525, which also is intended to treat solid tumors that overexpress HER2, is in pre-clinical development and utilizes a novel approach to CAR-M therapy that engineers patients’ monocytes directly, without ex vivo differentiation into macrophages, as the Company currently does for CT-0508. The Company refers to this CAR-Monocyte approach as CAR-Mono. This process enables a single day manufacturing process, enables the ability to manufacture up to ten billion cells from a single apheresis, and leverages an automated, closed-system manufacturing process. In addition, CAR-Mono has the potential to improve upon the potential anti-tumor effect of a CAR-Macrophage. By increasing the cell yield, the CAR-Mono approach enables a larger dose than a CAR-Macrophage. In addition, CT-0525 has the potential for improved persistence and trafficking, all observed pre-clinically. The increased cell yield and the improved persistence and trafficking may improve tumor control. The Company recently submitted an Investigational New Drug Application (IND) to the FDA for CT-0525. Subject to regulatory feedback, the Company expects to treat the first patient in the first half of 2024.

Beyond CT-0508 and CT-0525, the Company has a broad pipeline of cell therapy assets in various stages of pre-clinical development. In addition to the development of ex vivo CAR-M cell therapies, the Company is developing in vivo CAR-M

CARISMA THERAPEUTICS INC.
Notes to the Interim Consolidated Financial Statements
gene therapies, wherein immune cells are directly engineered within the patient’s body. To advance the Company’s in vivo CAR-M therapeutics, the Company established a strategic collaboration with ModernaTX Inc. (Moderna) (Note 10). In the fourth quarter of 2023, the Company presented pre-clinical data from this collaboration demonstrating that CAR-M can be directly produced in vivo, successfully redirecting endogenous myeloid cells against tumor-associated antigens using mRNA/LNP. Additionally, the data demonstrated feasibility, tolerability and early efficacy of in vivo CAR-M against metastatic solid tumors.

The Company is also expanding its pipeline to include additional tumor targets, encompassing diverse solid tumor indications with significant unmet medical needs. CT-1119 is a mesothelin-targeted CAR-Mono that the Company plans to evaluate in patients with advanced mesothelin-positive solid tumors, including lung cancer, mesothelioma, pancreatic cancer, ovarian cancer, and others. The Company has selected a clinical candidate for CT-1119, which will incorporate two key enhancements: a next-generation CAR that, as demonstrated in pre-clinical studies, leads to a significant increase in tumor killing and cytokine release, and the incorporation of SIRPa knockdown to overcome the CD47 immune checkpoint. SIRPalpha knockdown is achieved using the Company’s proprietary intronic shRNA platform which enables CAR delivery and gene knockdown using a single vector. The Company is targeting an IND of CT-1119 in 2025.
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
Basis of Presentation and Exchange Ratio
As discussed in Note 4, the Merger was accounted for as reverse capitalization under which the historical financial statements of the Company prior to the Merger are Legacy Carisma. All common stock, per share and related information presented in the consolidated financial statements and notes prior to the Merger has been retroactively adjusted to reflect the Exchange Ratio.
(2)    Development-Stage Risks and Liquidity
The Company has incurred losses since inception and has an accumulated deficit of $224.1 million as of September 30, 2023. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales from its product candidates currently in development. Management believes that cash, cash equivalents and marketable securities of $94.1 million as of September 30, 2023 are sufficient to sustain planned operations into the first quarter of 2025.
The Company is subject to those risks associated with any specialty biotechnology company that has substantial expenditures for research and development. There can be no assurance that the Company’s research and development projects will be successful, that products developed will obtain necessary regulatory approval, or that any approved product

CARISMA THERAPEUTICS INC.
Notes to the Interim Consolidated Financial Statements
will be commercially viable. In addition, the Company operates in an environment of rapid technological change and is largely dependent on the services of its employees and consultants.
(3)    Summary of Significant Accounting Policies
Interim Financial Statements
The summary of significant accounting policies is included in the Company’s audited consolidated financial statements and related notes as of and for the year ended December 31, 2022 filed as Exhibit 99.4 to the Company’s Current Report on Form 8-K/A filed with the SEC on April 4, 2023.
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). Any references in these notes to applicable guidance is meant to refer to GAAP as found in Accounting Standards Codification (ASC) and Accounting Standards Update (ASU) promulgated by the Financial Accounting Standards Board (FASB).
The accompanying unaudited interim consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. In the opinion of management, the accompanying unaudited interim consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the consolidated financial statements) considered necessary to present fairly the Company’s financial position as of September 30, 2023 and its results of operations for the three and nine months ended September 30, 2023 and 2022. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. The unaudited interim consolidated financial statements, presented herein, do not contain all of the required disclosures under GAAP for annual financial statements. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes as of and for the year ended December 31, 2022 filed as Exhibit 99.4 to the Company’s Current Report on Form 8-K/A filed with the SEC on April 4, 2023.
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

CARISMA THERAPEUTICS INC.
Notes to the Interim Consolidated Financial Statements
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
The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis:

(in thousands)	Fair value measurement at reporting date using
	(Level 1)	(Level 2)	(Level 3)
September 30, 2023
Assets:
Cash equivalents – money markets accounts	$68,575	$—	$—
Marketable securities – U.S. Treasuries	$11,005	$—	$—
December 31, 2022
Assets:
Cash equivalents – money markets accounts	$7,794	$—	$—
Marketable securities – U.S. Treasuries	$27,802	$—	$—
Liability:
Derivative liability – redemption feature on convertible promissory note	$—	$—	$5,739
The following is a summary of the Company’s marketable securities as of September 30, 2023:

	Amortized cost	Gross unrealized gain	Fair value
Available-for-sale marketable securities
U.S. Treasury securities	$10,632	$373	$11,005
The table presented below is a summary of the changes in fair value of the Company’s derivative liability associated with the redemption feature of the Company’s convertible promissory note (Level 3 measurement):

(in thousands)	Nine Months Ended September 30,
	2023	2022
Balance at the beginning of the period	$5,739	$—
Balance at issuance	—	3,820
Change in fair value	84	1,369
Derecognition upon conversion of convertible promissory note	(5,823)	—
Balance at the end of the period	$—	$5,189
During the nine months ended September 30, 2023 and 2022, there were no transfers between Level 1, Level 2 and Level 3.

CARISMA THERAPEUTICS INC.
Notes to the Interim Consolidated Financial Statements
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
The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding, as they would be anti-dilutive:

	September 30,
	2023	2022
Convertible preferred stock and exchangeable shares	—	9,936,148
Stock options	6,515,345	3,426,929
Conversion of convertible promissory note	—	3,206,707
	6,515,345	16,569,784
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

CARISMA THERAPEUTICS INC.
Notes to the Interim Consolidated Financial Statements
The following table shows the net assets acquired in the Merger (in thousands):

March 7, 2023
Cash and cash equivalents	$37,873
Marketable securities	44,588
Prepaid expenses and other assets	1,316
Restricted cash	30
Accounts payable and accrued expenses	(3,499)
Total net assets acquired	80,308
Less: Transaction costs	(8,264)
Total net assets acquired less transaction costs	$72,044
Subsequent to March 7, 2023, the Company paid $4.6 million of severance and personnel costs related to Sesen Bio.

(5)    Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2023	2022
Research and development	$3,555	$4,326
Professional fees	1,186	2,100
Compensation and related expenses	1,792	2,809
Taxes	197	—
Other	296	—
Interest	—	1,126
	$7,026	$10,361
(6)    Commitments and Contingencies
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
The Company carries laboratory equipment from failed sale leasebacks, as property and equipment, net on the accompanying consolidated balance sheets. The ongoing lease payments are recorded as reductions to the finance liability and interest expense. As of September 30, 2023, the Company had a $2.1 million financing liability recorded in other current liabilities and other long-term liabilities on the unaudited consolidated balance sheets.

CARISMA THERAPEUTICS INC.
Notes to the Interim Consolidated Financial Statements
The elements of the lease costs were as follows (in thousands):

	Nine Months Ended September 30,
	2023	2022
Operating lease cost	$4,322	$3,331
Finance lease cost:
Amortization of lease assets	890	264
Interest on lease liabilities	117	50
Total finance lease cost	1,007	314
Total lease cost	$5,329	$3,645
Lease term and discount rate information related to leases was as follows:

	September 30,
	2023	2022
Weighted-average remaining lease term (in years)
Operating leases	3.6	2.0
Finance leases	1.8	2.4

Weighted-average discount rate
Operating leases	10.0%	9.3%
Finance leases	9.0%	9.0%
Supplemental cash flow information was as follows (in thousands):

	Nine Months Ended September 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash used in operating leases	$4,028	$3,319
Operating cash used in finance leases	$117	$50
Financing cash used in finance leases	$1,151	$766
Future maturities of lease liabilities were as follows as of September 30, 2023 (in thousands):

	Operating Leases	Finance Leases
Fiscal year ending:
2023 (remaining three months)	$622	$150
2024	403	600
2025	219	338
2026	226	—
2027	233	—
Thereafter	423	—
Total future minimum payments	2,126	1,088
Less imputed interest	(379)	(88)
Present value of lease liabilities	$1,747	$1,000

CARISMA THERAPEUTICS INC.
Notes to the Interim Consolidated Financial Statements
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
On February 3, 2023, a purported stockholder filed a complaint in the United States District Court for the District of Delaware against Sesen Bio and its board of directors, captioned Plumley v. Sesen Bio, Inc., et al., Case No. 1:23-cv-00131 (D. Del.) (the Plumley Complaint). The Plumley Complaint asserts claims under Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder for allegedly false and misleading statements in the proxy statement/prospectus filed as part of the Registration Statement in connection with the Merger and under Section 20(a) of the Exchange Act for alleged “control person” liability with respect to such allegedly false and misleading statements and seeks, among other relief, an order enjoining the Merger and an award for plaintiffs’ fees and costs. On February 7, 2023, another purported stockholder filed a complaint in the United States District Court for the Southern District of New York against Sesen Bio and its board of directors, captioned Franchi v. Sesen Bio, Inc., et al., 1:23-cv-01041 (S.D.N.Y.) (the Franchi Complaint). The Franchi Complaint contains substantially similar allegations and claims and seeks substantially similar relief as the Plumley Complaint. Additionally, on February 9, 2023, another purported stockholder filed a complaint in the United States District Court for the Southern District of New York against Sesen Bio and its board of directors, captioned Menzer v. Sesen Bio, Inc., et al., 23-cv-01119 (S.D.N.Y.) (the Menzer Complaint). The Menzer Complaint contains substantially similar allegations and claims and seeks substantially similar relief as the Plumley Complaint and the Franchi Complaint. In April 2023, the Company executed a confidential fee agreement to resolve the stockholders’ claim for attorney’s fees and expenses in connection with the Plumley Complaint, Franchi Complaint, and Menzer Complaint. The amount of the confidential fee agreement was reasonably estimable and probable of being incurred as of September 30, 2023, resulting in $0.2 million of claim expenses incurred during the nine months ended September 30, 2023.
(7)    Stockholders’ Equity
On March 7, 2023, in connection with the closing of the Merger, the following is reflected on the consolidated statements of convertible preferred stock and stockholders’ equity (deficit) for the nine months ended September 30, 2023: (i) the sale of 3,730,608 shares of common stock in a pre-closing funding at $8.21 per share for total proceeds of $30.6 million, (ii) the issuance of 5,059,338 shares of common stock upon the settlement of the Company’s $35.0 million convertible promissory note, accrued interest and related derivative liability, (iii) the conversion of convertible preferred stock and exchangeable shares previously presented as noncontrolling interests into 18,872,711 shares of common stock, (iv) the issuance of 10,374,272 shares of common stock to Sesen Bio stockholders as consideration for the Merger.

CARISMA THERAPEUTICS INC.
Notes to the Interim Consolidated Financial Statements
On June 6, 2023, the Company's stockholders approved an amendment to the Company's Restated Certificate of Incorporation to increase the number of authorized shares of the Company's common stock, $0.001 par value, from 100,000,000 shares to 350,000,000 shares.
(8)    Stock-based Compensation
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

On March 7, 2023, the Company amended and restated the Sesen Bio 2014 Plan to (i) change the name of the plan to the Carisma Therapeutics Inc. 2014 Amended and Restated Stock Incentive Plan (the 2014 Plan) and (ii) adopt a new form of stock option agreement and a new form of restricted stock unit agreement for the grant of options and restricted stock units under the 2014 Plan. On June 6, 2023, the Company’s stockholders approved an amendment and restatement of the Company’s 2014 Plan, which amendment and restatement had previously been adopted by the Company’s board of directors, subject to stockholder approval. As of September 30, 2023, approximately 4.5 million shares of common stock remained available for issuance.
2014 Employee Stock Purchase Plan
The Sesen Bio 2014 Employee Stock Purchase Plan (the Sesen Bio 2014 ESPP) provides employees with the opportunity to purchase shares of common stock at a 15% discount to the market price through payroll deductions or lump sum cash investments. The purpose of the Sesen Bio 2014 ESPP is to enhance employee interest in the success and progress of the Company by encouraging employee ownership of common stock. On March 7, 2023, the Company amended and restated the Sesen Bio 2014 ESPP to (i) change the name of the plan to Carisma Therapeutics Inc. 2014 Employee Stock Purchase Plan and (ii) restate and integrate all prior amendments thereto. As of September 30, 2023, 0.2 million shares of common stock remained available for issuance.

CARISMA THERAPEUTICS INC.
Notes to the Interim Consolidated Financial Statements
The following table summarizes stock option activity for the nine months ended September 30, 2023:

	Options	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2022	3,356,937	$1.01
Sesen Bio options assumed in the Merger	765,223	27.94
Exercised	(49,770)	1.72		$190
Granted	2,805,152	7.14
Forfeited	(87,275)	4.70
Expired	(274,922)	23.52
Outstanding as of September 30, 2023	6,515,345	$6.28	7.30	$10,191
Exercisable as of September 30, 2023	3,038,911	$6.71	5.06	$8,068
Vested and expected to vest at September 30, 2023	6,515,345	$6.28	7.30	$10,191
The weighted-average grant-date per share fair values of options granted during the nine months ended September 30, 2023 and 2022 were $4.42 and $1.46, respectively. The fair values in the nine months ended September 30, 2023 and 2022 were estimated using the Black-Scholes option-pricing model based on the following assumptions:

Nine Months Ended September 30,
	2023	2022
Risk-free interest rate	2.92% - 4.03%	2.40% - 3.05%
Expected term	6 years	6 years
Expected volatility	57.77% - 65.00%	54.54% - 56.50%
Expected dividend yield	—	—
Stock-Based Compensation Expense
The Company recorded stock-based compensation expense in the following expense categories in its accompanying unaudited consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development	$418	$45	$452	$122
General and administrative	430	43	991	113
	$848	$88	$1,443	$235
The Company recognized stock-based compensation expense of $0.2 million related to the modification of Sesen Bio options assumed in connection with the Merger. Compensation cost for awards not vested as of September 30, 2023 was $11.7 million and will be expensed over a weighted-average period of 3.8 years.
(9)    Income Taxes
Based on taxable income projections for 2023, the Company expects to have federal and state income tax liabilities for the year. For tax years beginning on or after January 1, 2022, the Tax Cuts and Jobs Act of 2017 (TCJA) eliminates the option to currently deduct research and development expenses and requires taxpayers to capitalize and amortize them over five years for research activities performed in the U.S. and 15 years for research activities performed outside the U.S. pursuant

CARISMA THERAPEUTICS INC.
Notes to the Interim Consolidated Financial Statements
to Section 174 of the Internal Revenue Code (the Code). In addition, the Company is required to recognize tax revenue of $45.0 million in 2023, related to cash received under the Collaboration and License Agreement entered into with Moderna in 2022 (the Moderna License Agreement), for tax purposes in advance of GAAP recognition. The Company may have limitations on utilization of net operating losses and tax credits under TCJA and/or Sections 382 and 383 of the Code. These requirements would temporarily increase the Company’s U.S. federal and state cash tax payments and reduce cash flows in 2023.
(10)    Related-Party Transactions
The Company has outstanding licensing and scientific research agreements with Penn, a significant shareholder (Note 5). The Company recognized $0.3 million and $1.0 million of research and development expenses for the three months ended September 30, 2023 and 2022, respectively, related to the Penn License Agreement. The Company recognized $0.6 million and $1.4 million of research and development expenses for the nine months ended September 30, 2023 and 2022, respectively, related to the Penn License Agreement.
The Company has a collaboration and license agreement with Moderna, a significant shareholder (Note 10).
(11)    Moderna Collaboration and License Agreement
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

CARISMA THERAPEUTICS INC.
Notes to the Interim Consolidated Financial Statements
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
The Company included the $45.0 million up-front and nonrefundable payment and $73.9 million of variable consideration for expected research and development services to be performed during the five-year contract term, inclusive of passthrough costs, in the transaction price as of the outset of the arrangement. During the three months ended September 30, 2023 and 2022, the Company recognized $3.8 million and $2.6 million, respectively, of research and development services as collaboration revenues as the Company is the principal in providing such services. During the nine months ended September 30, 2023 and 2022, the Company recognized $10.6 million and $6.1 million, respectively, of research and development services as collaboration revenues. The Company recognized $20.4 million of collaboration revenues since inception of the Moderna License Agreement through September 30, 2023. The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied as of September 30, 2023 (in thousands):

Transaction price unsatisfied
Performance obligations:
Research and development	$52,333
Option rights	45,000
Total performance obligations	$97,333
Amounts due to the Company for satisfying the revenue recognition criteria or that are contractually due based upon the terms of the collaboration agreements are recorded as accounts receivable in the Company’s consolidated balance sheets. Contract liabilities consist of amounts received prior to satisfying the revenue recognition criteria, which are recorded as deferred revenue in the Company’s consolidated balance sheets.
The following table summarizes the changes in deferred revenue (in thousands):

	Nine Months Ended September 30,
	2023	2022
Balance at the beginning of the period	$47,459	$—
Deferral of revenue	9,356	52,333
Recognition of unearned revenue	(10,630)	(6,103)
Balance at the end of the period	$46,185	$46,230
The current portion of deferred revenue represents advanced payments received from Moderna for costs expected to be incurred by the Company within the next twelve months. The noncurrent portion of deferred revenue represents the $45.0 million upfront, non-refundable and non-creditable payment allocated to customer option right which is not expected to be recognized within the next 12 months.

CARISMA THERAPEUTICS INC.
Notes to the Interim Consolidated Financial Statements
(12)    Subsequent Events
The Company has evaluated subsequent events from the balance sheet date through November 9, 2023, the issuance date of these unaudited interim consolidated financial statements, and has not identified any requiring disclosure except as noted below.
In October 2023, the Company exercised its renewal option to extend the term of two operating leases through May 2024 which represents an additional commitment of $2.2 million.

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

Our lead product candidate CT-0508, is the first CAR-M to be evaluated in a human clinical trial and is intended to treat solid tumors that overexpress HER2, a protein that is overexpressed on the surface of a variety of solid tumors, including breast cancer, gastric cancer, esophageal cancer, salivary gland cancer, and numerous others. It has been granted “Fast Track” status for the treatment of patients with HER2 overexpressing solid tumors by the FDA. CT-0508 is currently being studied in a multi-center open label Phase 1 clinical trial in the U.S. This ongoing first-in-human study primarily evaluates the safety, tolerability and manufacturing feasibility of CT-0508 along with several customary exploratory secondary endpoints. We have completed enrollment of the first group of patients in this trial, with nine patients having been successfully dosed over a five-day dosing schedule. In November 2022, we presented preliminary clinical results from the first group of patients. In addition to the first group of patients in this study, we initiated a second group to evaluate bolus dosing of patients and we presented data from five patients in the second group in the third quarter 2023. Consistent with results from group 1 of the trial, CT-0508 has been generally well-tolerated after infusion with no dose-limiting toxicities to date, was successfully manufactured using macrophages obtained from heavily pre-treated, advanced solid tumor patients and has shown high CAR expression, viability, and purity. While the results from this early clinical trial data are both preliminary and limited, we believe the combined group 1 and group 2 results support the previously presented preliminary results from this trial indicating that CT-0508 can potentially be detected within the tumor microenvironment, or TME, and induce anti-tumor adaptive immunity. The second group remains open for enrollment and up to four additional patients may be enrolled. We have also initiated several additional sub-studies evaluating CT-0508 in the clinical setting. In addition to monotherapy treatment, we have observed synergistic potential of CT-0508 with a PD1 blocking T-cell checkpoint inhibitor in multiple pre-clinical models. As a result of those studies and the preliminary results from group 1 in our clinical trial, we initiated a sub-study to evaluate at least nine patients with the co-administration of CT-0508 and pembrolizumab in the first quarter of 2023. We anticipate presenting data from this sub-study in the first half of 2024.

Our second product candidate, CT-0525, which also is intended to treat solid tumors that overexpress HER2, is in pre-clinical development and utilizes a novel approach to CAR-M therapy that engineers patients’ monocytes directly, without ex vivo differentiation into macrophages, as we currently do for CT-0508. We refer to this CAR-Monocyte approach as CAR-Mono. This process enables a single day manufacturing process, enables the ability to manufacture up to ten billion cells from a single apheresis, and leverages an automated, closed-system manufacturing process. In addition, CAR-Mono has the potential to improve upon the potential anti-tumor effect of a CAR-Macrophage. By increasing the cell yield, the CAR-Mono approach enables a larger dose than a CAR-Macrophage. In addition, CT-0525 has the potential for improved persistence and trafficking, all observed pre-clinically. The increased cell yield and the improved persistence and trafficking may improve tumor control. We recently submitted an Investigational New Drug Application, or IND, to the FDA for CT-0525. We have begun clinical readiness activities and, subject to regulatory feedback, we expect to treat our first patient in the first half of 2024.

Beyond CT-0508 and CT-0525, we have a broad pipeline of cell therapy assets in various stages of pre-clinical development. In addition to the development of ex vivo CAR-M cell therapies, we are also developing in vivo CAR-M gene therapies, wherein immune cells are directly engineered within the patient’s body. To advance our in vivo CAR-M therapeutics, we established a strategic collaboration with Moderna TX Inc., or Moderna, focused on the development and potential commercialization of up to 12 product candidates, of which five have already been nominated. In collaboration with Moderna, we have established an approach that uses Moderna’s LNP/mRNA technology, together with our CAR-M platform technology, to create novel in vivo oncology gene therapies. We believe this approach has the potential to enable a series of off-the-shelf product candidates to target a patient’s own myeloid cells against cancer cells directly within their body. As part of the Moderna License Agreement, as further discussed below, we received a $45.0 million up-front cash payment and an investment by Moderna in the form of a $35.0 million convertible promissory note, which converted into shares of common stock in connection with the consummation of the merger with Sesen Bio, or the Merger, in addition to future research funding and the opportunity for milestone payments and royalties. In the fourth quarter of 2023, we presented pre-clinical data from this collaboration demonstrating that CAR-M can be directly produced in vivo, successfully redirecting endogenous myeloid cells against tumor-associated antigens using mRNA/LNP. Additionally, the data demonstrated feasibility, tolerability and early efficacy of in vivo CAR-M against metastatic solid tumors.

We are also expanding our pipeline to include additional tumor targets, encompassing diverse solid tumor indications with significant unmet medical needs. CT-1119 is a mesothelin-targeted CAR Mono that we plan to evaluate in patients with advanced mesothelin-positive solid tumors, including lung cancer, mesothelioma, pancreatic cancer, ovarian cancer, and others. We have selected a clinical candidate for CT-1119, which will incorporate two key enhancements: a next-generation CAR that, as demonstrated in pre-clinical studies, leads to a significant increase in tumor killing and cytokine release, and the incorporation of SIRPa knockdown to overcome the CD47 immune checkpoint. SIRPalpha knockdown is achieved using our proprietary intronic shRNA platform which enables CAR delivery and gene knockdown using a single vector. We are targeting an IND of CT-1119 in 2025.

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
By investing in early platform research and accessing key enabling technologies, we are enhancing and expanding our platform capabilities and reinforcing our leadership position in the engineered macrophage field. We have developed proprietary CAR-M platform enhancements directed toward key product parameters that are important for efficacy, safety and patient access to our CAR-M therapies. We plan to apply these technology enhancements to future CAR-M product candidates. In addition to our platform, we have invested in establishing scalable clinical manufacturing capabilities to deliver on potential of our products. In the first quarter of 2023, we completed technology transfer for manufacturing HER2 targeted CAR-M cell therapies and began to manufacture CT-0508.

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
Our net losses were $65.9 million and $44.5 million for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, we had $94.1 million in cash, cash equivalents and marketable securities and an accumulated deficit of $224.1 million. We expect to devote substantial financial resources to our ongoing and planned activities, particularly as we conduct our ongoing clinical trial of CT-0508 and pursue related combination strategies, prepare for, initiate and conduct our planned clinical trials of CT-0525 and CT-1119 and advance our discovery programs and continues our product development efforts. In addition, if we obtain marketing approval for CT-0508 or any other product candidate we are developing or develop in the future, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution. Furthermore, we expect to incur additional costs associated with operating as a public company.
As of September 30, 2023, we have 40,304,436 shares of common stock issued and outstanding. On March 7, 2023 in connection with the closing of the Merger, we issued 29,880,394 shares of common stock to Legacy Carisma stockholders (including 5,059,338 shares issued to the holder of the convertible promissory note that was entered into concurrently with the Moderna License Agreement (as defined below) and 3,730,608 shares issued in exchange for shares sold in the pre-closing financing). Former Sesen Bio stockholders continued to hold 10,374,272 shares of our common stock, reflective of the 1-for-20 reverse stock split that was effected immediately prior to the closing of the Merger.
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
Income Taxes
For tax years beginning on or after January 1, 2022, the Tax Cuts and Jobs Act of 2017, or the TCJA, eliminates the option to currently deduct research and development expenses and requires taxpayers to capitalize and amortize them over five years for research activities performed in the U.S. and 15 years for research activities performed outside the U.S. pursuant to Section 174 of the Code. In addition, we are required to recognize tax revenue of $45.0 million in 2023, related to cash received under the Moderna License Agreement in 2022, for tax purposes in advance of GAAP recognition. We may have limitations on utilization of net operating losses and tax credits under TCJA and/or Sections 382 and 383 of the Code. These requirements would temporarily increase our U.S. federal and state cash tax payments and reduces cash flows in 2023. Cash tax payments are expected to be funded from existing cash balances and cash flows from operations.
Results of Operations
Comparison of the Three Months Ended September 30, 2023 and 2022

	Three Months Ended September 30,
	2023	2022
Collaboration revenues	$3,827	$2,578
Operating expenses:
Research and development	19,551	15,557
General and administrative	6,620	3,772
Total operating expenses	26,171	19,329
Operating loss	(22,344)	(16,751)
Change in fair value of derivative liability	—	(668)
Interest income (expense), net	941	(908)
Pre-tax loss	(21,403)	(18,327)
Income tax expense	—	—
Net loss	$(21,403)	$(18,327)

Collaboration Revenues
Collaboration revenues were $3.8 million and $2.6 million for the three months ended September 30, 2023 and 2022, respectively. The increase was related to the research and development activities completed under the Moderna License Agreement that we executed in January 2022.
Research and Development Expenses
We track outsourced development, outsourced personnel costs and other external research and development costs of our CT-0508, CT-0525, and CT-1119 programs. We do not track internal research and development costs on a program-by-program basis. The following table summarizes our research and development expenses for the three months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,
	2023	2022
CT-0508	$3,094	$3,308
CT-0525	2,894	—
CT-1119	285	—
Personnel costs, including stock-based compensation	5,226	4,064
Other clinical and pre-clinical development expenses	1,423	1,528
Facilities and other expenses	6,629	6,657
Total research and development expenses	$19,551	$15,557

Research and development expenses for the three months ended September 30, 2023 were $19.6 million, compared to $15.6 million for the three months ended September 30, 2022. The increase of $4.0 million was primarily due to an increase of $2.9 million increase in direct costs associated with the pre-clinical development of CT-0525, a $1.2 million increase in personnel costs due to growth in research and development employee headcount, and a $0.3 million increase in direct costs associated with the pre-clinical development related to CT-1119, partially offset by a $0.2 million decrease in direct costs associated with CT-0508 and a $0.1 million decrease of other clinical and pre-clinical development expenses associated with tracking CT-0525 and CT-1119 separately.
General and Administrative Expenses
The following table summarizes our general and administrative expenses for the three months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,
	2023	2022
Personnel costs, including stock-based compensation	$2,255	$819
Legal and professional fees	3,172	2,618
Facilities and supplies	574	127
Other expenses	619	208
Total general and administrative expenses	$6,620	$3,772
General and administrative expenses for the three months ended September 30, 2023 were $6.6 million, compared to $3.8 million for the three months ended September 30, 2022. The increase of $2.8 million was attributable to a $1.4 million increase of higher personnel costs as a result of an increase in headcount, a $0.4 million increase in facilities and supplies due to an increase in office expenditures, a $0.6 million increase in legal and professional fees in support of our patent portfolio and expanding infrastructure, as well as a $0.4 million increase in other expenses due to an increase in travel expenses and subscriptions.

Interest Income (Expense), net
We recognized $0.9 million in interest income (expense), net for the three months ended September 30, 2023, which was attributable primarily to interest income on our cash and cash equivalents and marketable securities.
We recognized $(0.9) million in interest income (expense), net for the three months ended September 30, 2022, which was attributable primarily to interest expense on the outstanding principal balance associated with the convertible promissory note issued to Moderna, including non-cash interest expense associated with the amortization of the debt discount.
Change in Fair Value of Derivative Liability
We recognized a $0.7 million non-cash charge for the three months ended September 30, 2022, for the increase in fair value of the derivative liability associated with the redemption feature of the convertible promissory note with Moderna, which was attributable to the timing in which we expected the accrued settlement event to occur. We had no such change in fair value of the derivative liability for the three months ended September 30, 2023 because the promissory note was converted in March 2023 in connection with the Merger.

Comparison of the Nine Months Ended September 30, 2023 and 2022

	Nine Months Ended September 30,
	2023	2022
Collaboration revenues	$10,630	$6,103
Operating expenses:
Research and development	54,710	38,536
General and administrative	22,201	8,407
Total operating expenses	76,911	46,943
Operating loss	(66,281)	(40,840)
Change in fair value of derivative liability	(84)	(1,369)
Interest income (expense), net	641	(2,278)
Pre-tax loss	(65,724)	(44,487)
Income tax expense	(197)	—
Net loss	$(65,921)	$(44,487)
Collaboration Revenues
Collaboration revenues were $10.6 million and $6.1 million for the nine months ended September 30, 2023 and 2022, respectively. The increase was related to the research and development activities completed under the Moderna License Agreement that we executed in January 2022.
Research and Development Expenses
We track outsourced development, outsourced personnel costs and other external research and development costs of our CT-0508, CT-0525, and CT-1119 programs. We do not track internal research and development costs on a program-by-

program basis. The following table summarizes our research and development expenses for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended September 30,
	2023	2022
CT-0508	$8,680	$8,044
CT-0525	6,108	—
CT-1119	763	—
Personnel costs, including stock-based compensation	15,241	11,178
Other clinical and pre-clinical development expenses	4,403	3,541
Facilities and other expenses	19,515	15,773
Total research and development expenses	$54,710	$38,536

Research and development expenses for the nine months ended September 30, 2023 were $54.7 million, compared to $38.5 million for the nine months ended September 30, 2022. The increase of $16.2 million was primarily due to a $6.1 million increase in direct costs associated with pre-clinical development of CT-0525, a $4.1 million increase in personnel costs due to growth in research and development employee headcount, a $3.7 million increase in our facilities and other expenses resulting from increased laboratory space and laboratory supplies from expanded clinical and pre-clinical work, a $0.9 million increase due to costs associated with growth and expansion of pre-clinical activities towards submission of an IND for of CT-0525, a $0.8 million increase in direct costs associated with the pre-clinical development related to CT-1119, and a $0.6 million increase in direct costs associated with CT-0508.
General and Administrative Expenses
The following table summarizes our general and administrative expenses for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended September 30,
	2023	2022
Personnel costs, including stock-based compensation	$10,178	$2,080
Legal and professional fees	9,218	5,209
Facilities and supplies	847	471
Other expenses	1,958	647
Total general and administrative expenses	$22,201	$8,407
General and administrative expenses for the nine months ended September 30, 2023 were $22.2 million, compared to $8.4 million for the nine months ended September 30, 2022. The increase of $13.8 million was attributable to $3.4 million of severance costs associated with the Merger, a $4.7 million of higher personnel costs as a result of an increase in headcount, a $4.0 million increase in legal and professional fees in support of our patent portfolio and expanding infrastructure, a $1.3 million increase in other expenses due to an increase in public relation and travel expenditures, and a $0.4 million increase in facilities and supplies due to an increase in office expenditures.
Interest Income (Expense), net
We recognized $0.6 million in interest income (expense), net for the nine months ended September 30, 2023, which was attributable primarily to the accelerated amortization of the debt discount as a result of the settlement of the convertible promissory note at the closing of the Merger, interest expense on the outstanding principal balance associated with the convertible promissory note issued to Moderna through March 7, 2023, offset by interest income of $2.7 million.

We recognized $(2.3) million in interest income (expense), net for the nine months ended September 30, 2022, which was attributable primarily to interest expense on the outstanding principal balance associated with the convertible promissory note issued to Moderna, including non-cash interest expense associated with the amortization of the debt discount.
Change in Fair Value of Derivative Liability

We recognized a $0.1 million non-cash charge for the nine months ended September 30, 2023, for the increase in fair value of the derivative liability associated with the redemption feature of the convertible promissory note with Moderna through settlement in connection with the Merger.
We recognized a $1.4 million non-cash charge for the nine months ended September 30, 2022, for the increase in fair value of the derivative liability associated with the redemption feature of the convertible promissory note with Moderna, which was attributable to the timing in which we expected the accrued settlement event to occur.
Income Tax Expense
We recorded $0.2 million of income tax expense for the nine months ended September 30, 2023 based on projected taxable income for the year ending December 31, 2023. We had no such income tax expense for the nine months ended September 30, 2022.
Liquidity and Capital Resources
Sources of Liquidity

As of September 30, 2023, we had $94.1 million in cash, cash equivalents and marketable securities and an accumulated deficit of $224.1 million. To date, we have not yet commercialized any products or generated any revenue from product sales and have financed operations primarily with proceeds from sales of preferred stock, proceeds from our collaboration with Moderna, research tax credits and convertible debt financing. Under the Moderna License Agreement we anticipate receiving $73.9 million over the life of the contract for expected research and development services to be performed by Carisma, inclusive of passthrough costs, to be billed quarterly. Through September 30, 2023, we have generated $20.4 million of collaboration revenues related to research and development services. Under the terms of the Moderna License Agreement, assuming Moderna develops and commercializes 12 products, each directed to a different development target, we are eligible to receive up to between $247.0 million and $253.0 million per product in development target designation, development, regulatory and commercial milestone payments.

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
Cash Flows
The following table shows a summary of our cash flows for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended September 30,
	2023	2022
Cash (used in) provided by
Operating activities	$(65,080)	$11,984
Investing activities	61,969	(46,369)
Financing activities	62,079	34,777
Net change in cash, cash equivalents and restricted cash	$58,968	$392
Cash Flows from Operating Activities
During the nine months ended September 30, 2023, we used $65.1 million of net cash in operating activities. Cash used in operating activities reflected our net loss of $65.9 million that was offset by $8.4 million of non-cash charges related to depreciation and amortization expense, stock-based compensation, reductions in the operating right of use, or ROU assets, amortization of the debt discount on the convertible promissory note, change in fair value of the derivative liability, accretion on marketable securities, and non-cash interest on the finance lease liability and a $7.5 million net change in our operating assets and liabilities attributable to the timing in which we pay our vendors for research and development activities.
During the nine months ended September 30, 2022, we provided $12.0 million of net cash in operating activities. Cash provided by our operating activities reflected our net loss of $44.5 million that was offset by $7.9 million of non-cash charges related to depreciation and amortization expense, stock-based compensation, reductions in the operating ROU assets, amortization of the debt discount on the convertible promissory note, change in fair value of the derivative liability, non-cash interest on the finance liability from the failed sale-leaseback and the accretion on marketable securities, and a $48.6 million net change in our operating assets and liabilities which was primarily attributable to the $45.0 million upfront nonrefundable payment received from Moderna pursuant to the Moderna License Agreement.
Cash Flows from Investing Activities
During the nine months ended September 30, 2023, we received $62.0 million of net cash from investing activities. Cash provided by investing activities reflected $97.0 million of proceeds from the sale of marketable securities, partially offset by purchases of marketable securities of $34.5 million and the purchase of property and equipment of $0.6 million.
During the nine months ended September 30, 2022, we used $46.4 million of net cash in investing activities. Cash used in investing activities reflected purchases of marketable securities of $84.0 million and $4.3 million of purchases of property and equipment, partially offset by $42.0 million of proceeds from the sale of marketable securities.
Cash Flows from Financing Activities
During the nine months ended September 30, 2023, we received $62.1 million of net cash from financing activities, primarily attributable to the $37.9 million in the cash and cash equivalents acquired in connection with the Merger and $30.6 million in proceeds from the issuance of common stock in pre-closing financing, partially offset by $5.8 million in payments of financing costs.
During the nine months ended September 30, 2022, we received $34.8 million of net cash from financing activities primarily attributable to the $35.0 million in proceeds from convertible promissory note, partially offset by $0.8 million in payments made on financing leases.

Funding Requirements
We expect to devote substantial financial resources to our ongoing and planned activities, particularly as we conduct our ongoing clinical trial of CT-0508 and pursue related combination strategies, prepare for, initiate and conduct our planned clinical trials of CT-0525 and CT-1119 and advance our discovery programs and continue our product development efforts. As of September 30, 2023, we had cash, cash equivalents and marketable securities of $94.1 million. We believe that we have cash, cash equivalents and marketable securities sufficient to sustain our operating expenses and capital expenditure requirements into the first quarter of 2025.
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
Contractual Obligations and Commitments
The following table summarizes our contractual obligations and commitments at September 30, 2023 (in thousands):

	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	More than 5 Years
Contractual obligations:
Operating lease commitments(1)	$2,126	$970	$442	$469	$245
Finance lease commitments	1,088	600	488	—	—
Manufacturing commitments(2)	4,250	1,000	3,000	250	—
Total contractual obligations	$7,464	$2,570	$3,930	$719	$245
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
During the three and nine months ended September 30, 2023, there were no material changes to our critical accounting policies and estimates from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” which was filed as Exhibit 99.5 to our Current Report on Form 8-K/A filed with the SEC on April 4, 2023.
Recent Accounting Pronouncements
See Note 3 to our unaudited interim consolidated financial statements found in this Quarterly Report on Form 10-Q for a description of recent accounting pronouncements applicable to our financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. Our interest-earning assets consist of cash, cash equivalents and marketable securities. Interest income earned on these assets was $2.7 million and $0.3 million for the nine months ended September 30, 2023 and 2022, respectively. Our interest income is sensitive to changes in the general level of interest rates, primarily U.S. interest rates.
Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three months ended September 30, 2023 and 2022.

Item 4. Controls and Procedures.
Evaluation of disclosure controls and procedures
Our management, with the participation of our principal executive officer and our principal financial officer have evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2023. The term “disclosure controls and procedures,” as defined in the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based on the evaluation of our disclosure controls and procedures as of September 30, 2023, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in internal control over financial reporting
No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Since inception, we have incurred significant operating losses. Our net losses were $21.4 million and $18.3 million for the three months ended September 30, 2023 and 2022, respectively. To date, we have not yet commercialized any products or generated any revenue from product sales and have financed our operations primarily with proceeds from sales of our preferred stock, proceeds from our collaboration with Moderna, research tax credits and convertible debt financing. We have devoted substantially all of our financial resources and efforts to pursuing discovery, research and development of our product candidates. We are still in the early stages of development of our lead product candidate, CT-0508, and initiated our first clinical trial in 2021.
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
We recently initiated clinical development of our lead product candidate, CT-0508, and are in the pre-clinical testing stages for our other product candidates. We expect that it will be a number of years, if ever, before we have a product candidate ready for commercialization. To become and remain profitable, we must succeed in completing development of, obtaining marketing approval for and eventually commercializing, one or more products that generate significant revenue. The ability to achieve this success will require us to be effective in a range of challenging activities, including completing clinical development of CT-0508, completing discovery, pre-clinical testing and clinical development of CT-0508 in the combination setting and for additional indications, timely filing and receiving acceptance of our Investigational New Drug applications, or INDs, in order to commence our planned or future clinical trials, including for CT-0525 and CT-1119, successfully enrolling subjects in, and completing, our ongoing and planned clinical trials, scaling up our manufacturing processes and capabilities to support clinical trials of CT-0508 or of other product candidates, obtaining marketing approval for CT-0508 or any other product candidates, manufacturing, marketing and selling any products for which we may obtain marketing approval and maintaining a continued acceptable safety profile of our products following approval. We may never succeed in these activities and, even if we do, we may never generate revenues that are significant enough to achieve profitability.
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
We expect to devote substantial financial resources to our ongoing and planned activities, particularly as we conduct our ongoing clinical trial of CT-0508 and pursue related combination strategies, prepare for, initiate and conduct our planned clinical trials of CT-0525 and, CT-1119, advance our discovery programs and continue our product development efforts. We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance our pre-clinical activities and clinical trials. In addition, if we obtain marketing approval for CT-0508 or any other product candidate we are developing or develop in the future, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution. Furthermore, we will incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital or obtain adequate funds when needed or on acceptable terms, we may be required to delay, limit, reduce or terminate our discovery and product development programs or any future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. In addition, attempting to secure additional financing may divert the time and attention of our management from day-to-day activities and distract from our discovery and product development efforts.
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
As of September 30, 2023, we had cash, cash equivalents and marketable securities of $94.1 million. We believe that we have cash, cash equivalents and marketable securities sufficient to sustain our operating expenses and capital expenditure requirements into the first quarter of 2025. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. In addition, changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control. As a result, we could deplete our capital resources sooner than we currently expect. In addition, because the successful development of CT-0508, CT-0525, CT-1119, and any combination studies or other product candidates that we pursue is highly uncertain, at this time we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the development of any product candidate.

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
In general, under Section 382 of the Code and corresponding provisions of state law, a corporation that undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in our equity ownership by certain stockholders over a three-year period, is subject to limitations on our ability to utilize our pre-change NOLs and research and development tax credit carryforwards to offset future taxable income. We have not conducted a study to assess whether any such ownership changes have occurred. We may have experienced such ownership changes in the past and may experience such ownership changes in the future (which may be outside our control). As a result, if and to the extent we earn net taxable income, our ability to use our pre-change NOLs and research and development tax credit carryforwards to offset such taxable income may be subject to limitations.
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
We are early in our development efforts. We initiated our first Phase 1 clinical trial of CT-0508 in 2021 and initiated a sub-study of CT-0508 in combination with pembrolizumab in an ongoing Phase 1 clinical trial and expect to receive initial data in the second half of 2023. We recently submitted an IND to the FDA for CT-0525 and we are targeting an IND of CT-1119 in 2025.
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

Enrollment in group 1 of our first in human Phase 1 clinical trial of CT-0508 is complete with nine patients successfully dosed. In addition to the first group of patients in this study, the Company initiated a second group to evaluate bolus dosing of patients and the Company presented data from five patients in the second group in the third quarter of 2023. Group 2 as well as our sub-study to evaluate the coadministration of CT-0508 and pembrolizumab are both currently open for enrollment. If CT-0508 or any other product candidate is associated with serious adverse events or undesirable side effects in clinical trials or have characteristics that are unexpected in clinical trials or pre-clinical testing, we may need to abandon development of such product candidate or limit development to more narrow uses or subpopulations in which the serious adverse events, undesirable side effects or unexpected characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. In pharmaceutical development, many compounds that initially show promise in early-stage or clinical testing are later found to cause side effects that delay or prevent further development of the compound or decrease the size of the patient population for whom the compound could ultimately be prescribed. For example, while CT-0508 has been generally well tolerated based on preliminary clinical results from our Phase 1 clinical trial, such results may not be predictive or indicative of the successful development, marketing approval and eventual commercialization of CT-0508.
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

In September 2022, we submitted a clinical protocol amendment to the CT-0508 IND for a CAR-M / anti-PD-1 (CT-0508 and pembrolizumab) combination strategy. In June 2023, the first patient was dosed in the sub-study of CT-0508 in combination with pembrolizumab in an ongoing Phase 1 clinical trial and we anticipate presenting data from this sub-study in the first half of 2024.
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
We rely, and expect to continue to rely, on third-party clinical research organizations, in addition to other third parties such as research collaboratives, clinical data management organizations, medical institutions and clinical investigators, to conduct our ongoing Phase 1 clinical trial of CT-0508 and related combinations studies, our planned clinical trials of CT-0525 and CT-1119 and any other clinical trials we conduct. We currently have no plans to independently conduct clinical trials of our product candidates or any other product candidates that we may develop. These contract research organizations and other third parties play a significant role in the conduct and timing of these trials and subsequent collection and analysis of data. These third-party arrangements might terminate for a variety of reasons, including a failure to perform by the third parties. If we need to enter into alternative arrangements, our product development activities might be delayed.
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
We anticipate seeking third-party collaborators for the research, development and commercialization of certain of our product candidates. For example, we entered into a strategic collaboration with Moderna in January 2022 focused on the development of in vivo CAR-M therapeutics for up to twelve product candidates. In collaboration with Moderna, we have established a LNP/mRNA in vivo CAR-M platform for oncology targets, which enables an off-the-shelf approach wherein the patient’s own myeloid cells are engineered directly within their body via the administration of a LNP encapsulating macrophage reprogramming mRNA CAR constructs, removing the requirement for ex vivo cell manufacturing entirely. The first five research targets have already been nominated under the Moderna collaboration and additional targets may be nominated in the future, up to a total of twelve targets. As part of the collaboration, we received a $45.0 million up-front and nonrefundable cash payment from Moderna, in addition to future research funding, milestone payments and royalties. Concurrent with entering into the collaboration agreement, Moderna made an investment in our company in the form of a $35.0 million convertible promissory note.
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
The FDA has issued various guidance documents regarding gene therapies, including final guidance documents released in January 2020 relating to chemistry, manufacturing and controls information for gene therapy INDs, gene therapies for rare diseases and gene therapies for retinal disorders. Although the FDA has indicated that these and other guidance documents it previously issued are not legally binding, we believe that our compliance with them is likely necessary to gain approval for any gene therapy product candidate that we may develop. The guidance documents provide additional factors that the FDA will consider at each of the above stages of development and relate to, among other things, the proper pre-clinical assessment of gene therapies; the chemistry, manufacturing, and control information that should be included in an IND; the proper design of tests to measure product potency in support of an IND or BLA; and measures to observe delayed adverse effects in subjects who have been exposed to investigational gene therapies when the risk of such effects is high. Further, the FDA usually recommends that sponsors observe subjects for potential gene therapy-related delayed adverse events for a 15-year period, including a minimum of five years of annual examinations followed by 10 years of annual queries, either in person or by questionnaire.
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
Our executive officers, directors and principal stockholders, in the aggregate, beneficially own 52.84% of our outstanding shares of common stock. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control or significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of the company on terms that other stockholders may desire.
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

CARISMA THERAPEUTICS INC.

Date: November 9, 2023	By:	/s/ Steven Kelly
Steven Kelly
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 9, 2023	By:	/s/ Richard Morris
Richard Morris
Chief Financial Officer
(Principal Financial and Accounting Officer)