Form 10-Q
period 2024-03-31
Carisma Therapeutics Inc.
filed 2024-05-09
CIK 1485003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________
FORM 10-Q
____________________________________________________________
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 7, 2024, the registrant had 41,542,744 shares of common stock, $0.001 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains express or implied forward-looking statements that are based on our management’s belief and assumptions and on information currently available to our management. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to future events or our future operational or financial performance, and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by these forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q may include, but are not limited to, statements about:

•the timing and conduct of our pre-clinical studies and clinical trial of CT-0525 for solid tumors that overexpress human epidermal growth factor receptor 2, or HER2;
•the timing and conduct of our pre-clinical studies for fibrosis;
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
•the potential impact of public health epidemics or pandemics including the COVID-19 pandemic, and of global economic developments on our business, operations, strategy and goals;
•our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
•our competitive position;
•the impact of government laws and regulations;
•political and economic developments; and
•such other matters as discussed in our Annual Report on Form 10-K for the year ended December 31, 2023 including Part I, Item 1A, “Risk Factors”.
In some cases, forward-looking statements can be identified by terminology such as “aim," “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “predict,” “project,” “target,” “potential,” “goals,” “will,” “would,” “could,” “should,” “continue” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties, and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those expressed or implied by the forward-looking statements. No forward-looking statement is a promise or a guarantee of future performance.
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
References to “Legacy Carisma” refer to CTx Operations, Inc. (formerly CARISMA Therapeutics Inc.) and references to “Sesen Bio” refer to Sesen Bio, Inc. prior to completion of the business combination on March 7, 2023 in accordance with the terms of the Agreement and Plan of Merger and Reorganization, dated as of September 20, 2022, as amended, by and among the Company, Legacy Carisma and Seahawk Merger Sub, Inc., a wholly owned subsidiary of the Company, or Merger Sub, pursuant to which Merger Sub merged with and into Legacy Carisma, with Legacy Carisma continuing as a wholly owned subsidiary of the Company and the surviving corporation of the merger, or the Merger.

Pursuant to the Merger Agreement, we changed our name from “Sesen Bio, Inc.” to “Carisma Therapeutics Inc.” Following the completion of the Merger, the business conducted by us became primarily the business conducted by Legacy Carisma, which is a biopharmaceutical company dedicated to developing a differentiated and proprietary cell therapy platform focused on engineered macrophages, cells that play a crucial role in both the innate and adaptive immune response.
ii

CARISMA THERAPEUTICS INC.
iii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
CARISMA THERAPEUTICS INC.
Unaudited Consolidated Balance Sheets
(in thousands, except share and per share data)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$56,515	$77,605
Prepaid expenses and other assets	4,438	2,866
Total current assets	60,953	80,471
Property and equipment, net	7,550	6,764
Right of use assets – operating leases	5,150	2,173
Deferred financing costs	142	146
Total assets	$73,795	$89,554

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,166	$3,933
Accrued expenses	4,729	7,662
Deferred revenue	1,189	1,413
Operating lease liabilities	2,474	1,391
Finance lease liabilities	1,390	544
Other current liabilities	1,193	965
Total current liabilities	13,141	15,908
Deferred revenue	45,000	45,000
Operating lease liabilities	2,759	860
Finance lease liabilities	869	328
Other long-term liabilities	1,131	926
Total liabilities	62,900	63,022
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock $0.001 par value, 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock $0.001 par value, 350,000,000 shares authorized, 41,542,744 and 40,609,915 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	41	40
Additional paid-in capital	274,934	271,594
Accumulated deficit	(264,080)	(245,102)
Total stockholders’ equity	10,895	26,532
Total liabilities and stockholders’ equity	$73,795	$89,554
See accompanying notes to unaudited interim consolidated financial statements.

CARISMA THERAPEUTICS INC.
Unaudited Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2024	2023
Collaboration revenues	$3,397	$3,243
Operating expenses:
Research and development	17,462	16,641
General and administrative	5,445	9,574
Total operating expenses	22,907	26,215
Operating loss	(19,510)	(22,972)
Change in fair value of derivative liability	—	(84)
Interest income (expense), net	532	(1,477)
Pre-tax loss	(18,978)	(24,533)
Income tax expense	—	(109)
Net loss	$(18,978)	$(24,642)

Share information:
Net loss per share of common stock, basic and diluted	$(0.46)	$(1.93)
Weighted-average shares of common stock outstanding, basic and diluted	40,938,464	12,783,523
Comprehensive loss
Net loss	$(18,978)	$(24,642)
Unrealized gain on marketable securities	—	177
Comprehensive loss	$(18,978)	$(24,465)
See accompanying notes to unaudited interim consolidated financial statements.

CARISMA THERAPEUTICS INC.
Unaudited Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands, except share data)

	Convertible preferred stock		Stockholders’ Equity (Deficit)
			Common stock		Additional paid-in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Noncontrolling interests	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2023	—	$—	40,609,915	$40	$271,594	$—	$(245,102)	$—	$26,532
Exercise of stock options	—	—	1,579	—	2	—	—	—	2
Stock-based compensation	—	—	—	—	1,057	—	—	—	1,057
Sale of common stock under Open Market Sales Agreement, net of issuance costs	—	—	931,250	1	2,281	—	—	—	2,282
Net loss	—	—	—	—	—	—	(18,978)	—	(18,978)
Balance at March 31, 2024	—	$—	41,542,744	$41	$274,934	$—	$(264,080)	$—	$10,895

Balance, December 31, 2022	8,700,885	$107,808	2,217,737	$2	$1,197	$(41)	$(158,223)	$14,395	$(142,670)
Stock-based compensation	—	—	—	—	265	—	—	—	265
Unrealized gain on marketable securities	—	—	—	—	—	177	—	—	177
Issuance of common stock for cash in pre-closing financing	—	—	3,730,608	4	30,636	—	—	—	30,640
Issuance of common stock upon settlement of convertible promissory note, accrued interest, and related derivative liability	—	—	5,059,338	5	42,442	—	—	—	42,447
Issuance of common stock to Sesen Bio shareholders in reverse capitalization	—	—	10,374,272	10	72,034	—	—	—	72,044
Conversion of convertible preferred stock and non-controlling interests to common stock	(8,700,885)	(107,808)	18,872,711	19	122,185	—	—	(14,395)	107,809
Net loss	—	—	—	—	—	—	(24,642)	—	(24,642)
Balance at March 31, 2023	—	$—	40,254,666	$40	$268,759	$136	$(182,865)	$—	$86,070
See accompanying notes to unaudited interim consolidated financial statements.

CARISMA THERAPEUTICS INC.
Unaudited Consolidated Statement of Cash Flows (in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(18,978)	$(24,642)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,693	705
Stock-based compensation expense	1,057	265
Reduction in the operating right of use assets	1,360	1,329
Amortization of debt discount	—	1,283
Change in fair value of derivative liability	—	84
Accretion on marketable securities	—	(163)
Write-off of property and equipment	67	—
Non-cash interest expense	236	41
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,572)	(1,623)
Accounts payable	(1,826)	2,823
Accrued expenses	(2,933)	(4,445)
Deferred revenue	(224)	(323)
Operating lease liabilities	(1,355)	(868)
Other long term liabilities	50	—
Net cash used in operating activities	(22,425)	(25,534)
Cash flows from investing activities:
Purchase of marketable securities	—	(34,460)
Proceeds from the sale of marketable securities	—	31,000
Purchases of property and equipment	(17)	(135)
Net cash used in investing activities	(17)	(3,595)
Cash flows from financing activities:
Cash, cash equivalents and restricted cash acquired in connection with the reverse recapitalization	—	37,903
Payment of reverse recapitalization finance costs	—	(1,742)
Proceeds from the issuance of common stock in pre-closing financing	—	30,640
Payment of principal related to finance lease liabilities	(1,319)	(106)
Proceeds from failed sale-leaseback arrangement	686	1,092
Payment of finance liability from failed sale-leaseback arrangement	(303)	(45)
Proceeds from the exercise of stock options	2	—
Sale of common stock under Open Market Sales Agreement, net of issuance costs	2,286	—
Net cash provided by financing activities	1,352	67,742
Net (decrease) increase in cash, cash equivalents and restricted cash	(21,090)	38,613
Cash, cash equivalents and restricted cash at beginning of the period	77,605	24,194
Cash, cash equivalents and restricted cash at end of the period	$56,515	$62,807

Supplemental disclosures of cash flow information:
Cash paid for interest	$50	$45
Supplemental disclosure of non-cash financing and investing activities:
Conversion of convertible preferred stock and non-controlling interests upon Merger	$—	$122,204
Conversion of convertible promissory note, accrued interest and derivative liability upon Merger	$—	$42,447
Reverse recapitalization costs in accrued expenses	$—	$4,071
Unrealized gain on marketable securities	$—	$177
Right-of-use assets obtained in exchange for new operating lease liabilities	$4,337	$—
Right-of-use assets obtained in exchange for new financing lease liabilities	$2,470	$—
Property and equipment in accounts payable	$59	$49
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

In late March 2024, the Company and its board of directors approved a revised operating plan to reduce monthly operating expenses and conserve cash to begin implementation in April 2024. The plan, includes several measures such as~~, including~~ prioritizing CT-0525, the Company's second product, as its lead anti-human epidermal growth factor receptor 2 (HER2) product candidate going forward, suspending the enrollment of new patients for CT-0508 in line with the clinical judgment of the clinical site principal investigator, pausing further development of CT-1119, reducing the workforce, including employees engaged in research and development and general and administration activities, and decreasing spending on other non-essential activities. The Company expects to pay the majority of the workforce reduction costs in the second quarter of 2024. The revised operating plan considers expenses pertaining to severance costs and potential termination and exit fees.

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

Under its revised operating plan, the Company will continue to focus on its in vivo mRNA/lipid nanoparticle (LNP) CAR-M programs in partnership with ModernaTX Inc. (Moderna). The Company’s early research and development of multiple assets for the potential treatment of diseases beyond oncology, including fibrosis and other immunologic and inflammatory diseases, also remains ongoing.

Pipeline

Using its proprietary macrophage and monocyte cell therapy platform, the Company is developing a pipeline of product candidates with an initial focus on advancing multiple ex vivo autologous and in vivo CAR-M therapies for the treatment of solid tumors. The Company is also pursuing early research and development of multiple assets for the potential treatment of diseases beyond oncology, including fibrosis and other immunologic and inflammatory diseases. The Company's ex vivo oncology, fibrosis, and immunology programs are wholly owned. Additionally, under a collaboration agreement (the Moderna License Agreement), with Moderna (Note 11), the Company is developing in vivo CAR-M therapies utilizing Moderna's mRNA/LNP technology.

The Company's second product, which the Company has prioritized as its lead product candidate, CT-0525, a CAR-Monocyte intended to treat solid tumors that over-express HER2, utilizes a novel approach to CAR-M therapy that engineers patients' monocytes directly, without ex vivo differentiation into macrophages, as the Company currently does for CT-0508. The CAR-Monocyte approach utilizes a single day manufacturing process, which enables the manufacture of up to ten billion cells from a single apheresis, and leverages an automated, closed-system manufacturing process. In addition, the CAR-Monocyte approach has the potential to improve upon the potential anti-tumor effect of a CAR-Macrophage. By increasing the cell yield, a CAR-Monocyte enables a larger dose than a CAR-Macrophage. In addition, CAR-Monocyte has the potential for improved persistence and trafficking, which were observed in pre-clinical studies. The Company believes that the increased cell yield, and the improved persistence and trafficking may improve tumor control. In November 2023,

CARISMA THERAPEUTICS INC.
Notes to the Interim Consolidated Financial Statements
the Company received United States Food and Drug Administration (FDA) clearance of its investigational new drug application (IND) for CT-0525.

In addition to CT-0525, the Company’s first product candidate to enter clinical development, CT-0508, is the first CAR-Macrophage to be evaluated in a human clinical trial and is intended to treat solid tumors that over-express HER2, a protein that is over-expressed on the surface of a variety of solid tumors, including breast cancer, gastric cancer, esophageal cancer, salivary gland cancer, and numerous others. CT-0508 has been granted “Fast Track” status for the treatment of patients with HER2 over-expressing solid tumors by the FDA. CT-0508 is currently being studied in a multi-center open label Phase 1 clinical trial in the United States. This ongoing first-in-human study evaluates the safety, tolerability, and manufacturing feasibility of CT-0508 along with several customary exploratory secondary endpoints.

In addition to the development of ex vivo CAR-M cell therapies, the Company is developing in vivo CAR-M cell therapies, wherein immune cells are directly engineered within the patient’s body. To advance the Company’s in vivo CAR-M therapeutics, the Company established a strategic collaboration with Moderna (Note 11). In the fourth quarter of 2023, the Company presented pre-clinical data from this collaboration demonstrating that CAR-M can be directly produced in vivo, successfully redirecting endogenous myeloid cells against tumor-associated antigens using mRNA/LNP. Additionally, the pre-clinical data demonstrated feasibility, tolerability, and early efficacy of in vivo CAR-M against metastatic solid tumors. In December 2023, the Company announced the nomination of the collaboration's first lead candidate, which will target an antigen present on a solid tumor with significant unmet medical need.

In addition to acting as a first line of defense in the innate immune system, macrophages and monocytes are found in all tissues in the body where they serve key regulatory functions such as wound healing, termination of immune responses and tissue regeneration. Using the Company's macrophage and monocyte engineering platform, the Company is pursuing early research and development of multiple assets for the potential treatment of diseases beyond oncology, including fibrosis and other immunologic and inflammatory diseases. In the second quarter of 2024, the Company achieved preclinical proof of concept in its liver fibrosis program, demonstrating the anti-fibrotic potential of engineered macrophages in two liver fibrosis models. The Company expects to nominate a development candidate in the first quarter of 2025.
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

CARISMA THERAPEUTICS INC.
Notes to the Interim Consolidated Financial Statements
(2)    Development-Stage Risks and Liquidity
The accompanying unaudited interim consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred losses and negative cash flows from operations since inception and has an accumulated deficit of $264.1 million as of March 31, 2024. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales from its product candidates currently in development. As of March 31, 2024, the Company had $56.5 million in cash and cash equivalents. Absent any other action, the Company would have required additional liquidity to continue its operations over the next 12 months, which would have raised substantial doubt about its ability to continue as a going concern. As discussed in Note 1, in late March 2024, the Company and its board of directors approved a revised operating plan that suspends certain development programs, reduces its workforce and decreases other non-essential activities to extend the Company’s cash runway. The Company projects this revised operating plan will alleviate the substantial doubt that has been raised by significantly decreasing expenses, thereby reducing ongoing liquidity needs to enable the continuation of operations for at least 12 months from the issuance date of these unaudited interim consolidated financial statements.
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
(3)    Summary of Significant Accounting Policies
Interim Financial Statements
The summary of significant accounting policies is included in the Company’s audited consolidated financial statements and related notes as of and for the year ended December 31, 2023 found in the Annual Report filed on Form 10-K filed with the SEC on April 1, 2024.
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). Any references in these notes to applicable guidance is meant to refer to GAAP as found in Accounting Standards Codification (ASC) and Accounting Standards Update (ASU) promulgated by the Financial Accounting Standards Board (FASB).
The accompanying unaudited interim consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. In the opinion of management, the accompanying unaudited interim consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the unaudited interim consolidated financial statements) considered necessary to present fairly the Company’s financial position as of March 31, 2024 and its results of operations for the three months ended March 31, 2024 and 2023. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. The unaudited interim consolidated financial statements, presented herein, do not contain all of the required disclosures under GAAP for annual financial statements. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes as of and for the year ended December 31, 2023 found in the Annual Report filed on Form 10-K filed with the SEC on April 1, 2024.
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

CARISMA THERAPEUTICS INC.
Notes to the Interim Consolidated Financial Statements
Significant areas that require management’s estimates include the stock-based compensation assumptions, the estimated useful lives of property and equipment, and accrued research and development expenses.
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
The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis:

(in thousands)	Fair value measurement at reporting date using
	(Level 1)	(Level 2)	(Level 3)
March 31, 2024
Assets:
Cash equivalents – money markets accounts	$52,752	$—	$—
December 31, 2023
Assets:
Cash equivalents – money markets accounts	$62,999	$—	$—
During the three months ended March 31, 2024 and 2023, there were no transfers between Level 1, Level 2 and Level 3.
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

	March 31,
	2024	2023
Stock options	8,210,547	4,184,047
Recently issued accounting pronouncements

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
(4)    Merger with Sesen Bio
On March 7, 2023, Legacy Carisma completed the Merger with Sesen Bio as discussed in Note 1. The Merger was accounted for as a reverse recapitalization under GAAP because the primary assets of Sesen Bio were cash, cash equivalents and marketable securities. For financial reporting purposes Legacy Carisma was determined to be the accounting acquirer. As a result of the Merger, the net assets of Sesen Bio were recorded at their acquisition-date fair value in the consolidated financial statements and the reported operating results prior to the Merger are those of Legacy Carisma.
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

CARISMA THERAPEUTICS INC.
Notes to the Interim Consolidated Financial Statements
(5)    Prepaid Expenses and other assets
Prepaid expenses and other assets consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Research and development	$1,232	$278
Insurance	887	402
Deposits	1,548	891
Other	771	1,295
	$4,438	$2,866
(6)    Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Research and development	$3,165	$3,131
Professional fees	669	1,366
Compensation and related expenses	881	3,100
Other	14	65
	$4,729	$7,662
(7)    Commitments and Contingencies
Leases
The Company has operating leases for its laboratory and office space in Philadelphia, Pennsylvania. The Company’s operating leases have term end dates ranging from 2024 to 2029. The Company also has obligations under an arrangement for the use of certain laboratory equipment that are classified as finance leases that commenced in 2022 and have end dates ranging from 2024 to 2026. Effective February 2024, the Company renewed an existing operating lease with an end date through 2026. In April 2024, in connection with the revised operating plan, the Company communicated a termination notice to the lessor of the operating lease. The termination is effective as of August 2024.
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
The Company carries laboratory equipment from failed sale leasebacks, as property and equipment, net on the accompanying unaudited interim consolidated balance sheets. The ongoing lease payments are recorded as reductions to the finance liability and interest expense. As of March 31, 2024, the Company had a $2.3 million financing liability recorded in other current liabilities and other long-term liabilities on the unaudited interim consolidated balance sheets.

CARISMA THERAPEUTICS INC.
Notes to the Interim Consolidated Financial Statements
The elements of the lease costs were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Operating lease cost	$1,469	$1,433
Finance lease cost:
Amortization of lease assets	1,298	297
Interest on lease liabilities	236	45
Total finance lease cost	1,534	342
Variable lease cost	472	750
Total lease cost	$3,475	$2,525
Lease term and discount rate information related to leases was as follows:

	March 31,
	2024	2023
Weighted-average remaining lease term (in years)
Operating leases	2.3	2.2
Finance leases	1.5	1.9

Weighted-average discount rate
Operating leases	9.3%	9.5%
Finance leases	9.0%	9.0%
Supplemental cash flow information was as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash used in operating leases	$1,463	$1,448
Operating cash used in finance leases	$236	$45
Financing cash used in finance leases	$1,319	$106

CARISMA THERAPEUTICS INC.
Notes to the Interim Consolidated Financial Statements
Future maturities of lease liabilities were as follows as of March 31, 2024 (in thousands):

	Operating Leases	Finance Leases
Fiscal year ending:
2024 (remaining nine months)	$2,195	$1,153
2025	2,628	1,261
2026	427	20
2027	232	—
2028	240	—
Thereafter	184	—
Total future minimum payments	5,906	2,434
Less imputed interest	(673)	(175)
Present value of lease liabilities	$5,233	$2,259
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
Contingencies
Liabilities for loss contingencies, arising from claims, assessments, litigation, fines, penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated. No such loss contingencies were probable nor reasonably estimable as of March 31, 2024.
(8)    Stockholders’ Equity
On March 7, 2023, in connection with the closing of the Merger, the following is reflected on the unaudited interim consolidated statements of convertible preferred stock and stockholders’ equity (deficit) for the three months ended March 31, 2023: (i) the sale of 3,730,608 shares of common stock in a pre-closing funding at $8.21 per share for total proceeds of $30.6 million, (ii) the issuance of 5,059,338 shares of common stock upon the settlement of the Company’s $35.0 million convertible promissory note, accrued interest and related derivative liability, (iii) the conversion of convertible preferred stock and exchangeable shares previously presented as noncontrolling interests into 18,872,711 shares of common stock, (iv) the issuance of 10,374,272 shares of common stock to Sesen Bio stockholders as consideration for the Merger.

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

On March 7, 2023, the Company amended and restated the Sesen Bio 2014 Plan to (i) change the name of the plan to the Carisma Therapeutics Inc. 2014 Amended and Restated Stock Incentive Plan (the 2014 Plan) and (ii) adopt a new form of stock option agreement and a new form of restricted stock unit agreement for the grant of options and restricted stock units under the 2014 Plan. On June 6, 2023, the Company’s stockholders approved an amendment and restatement of the Company’s 2014 Plan, which amendment and restatement had previously been adopted by the Company’s board of directors, subject to stockholder approval. The 2014 Plan provides for increases to the number of shares reserved for issuance thereunder each January, 1 equal to 4% of the total shares of the Company's common stock outstanding as of immediately preceding December 31, unless a lesser amount is stipulated by the Company's board of directors. Accordingly, 1,624,397 shares were added to the reserve as of January 1, 2024. As of March 31, 2024, approximately 4.3 million shares of common stock remained available for issuance.
2014 Employee Stock Purchase Plan
The Sesen Bio 2014 Employee Stock Purchase Plan (the Sesen Bio 2014 ESPP) provides employees with the opportunity to purchase shares of common stock at a 15% discount to the market price through payroll deductions or lump sum cash investments. The purpose of the Sesen Bio 2014 ESPP is to enhance employee interest in the success and progress of the Company by encouraging employee ownership of common stock. On March 7, 2023, the Company amended and restated the Sesen Bio 2014 ESPP to (i) change the name of the plan to Carisma Therapeutics Inc. 2014 Employee Stock Purchase Plan and (ii) restate and integrate all prior amendments thereto. As of March 31, 2024, 0.2 million shares of common stock remained available for issuance.

CARISMA THERAPEUTICS INC.
Notes to the Interim Consolidated Financial Statements
The following table summarizes stock option activity for the three months ended March 31, 2024:

	Options	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2023	6,023,370	$3.94
Exercised	(1,579)	1.42		$2
Granted	2,226,000	2.10
Forfeited	(37,244)	5.58
Outstanding as of March 31, 2024	8,210,547	$3.43	8.20	$4,241
Exercisable as of March 31, 2024	2,737,710	$1.24	6.00	$3,443
Vested and expected to vest at March 31, 2024	8,210,547	$3.43	8.20	$4,241
The weighted-average grant-date per share fair values of options granted during the three months ended March 31, 2024 and 2023 were $1.72 and $2.64, respectively. The fair values in the three months ended March 31, 2024 and 2023 were estimated using the Black-Scholes option-pricing model based on the following assumptions:

Three Months Ended March 31,
	2024	2023
Risk-free interest rate	3.77% - 3.89%	2.92% - 4.03%
Expected term	6 years	6 years
Expected volatility	103.39% - 105.96%	57.77% - 62.65%
Expected dividend yield	—	—
Stock-Based Compensation Expense
The Company recorded stock-based compensation expense in the following expense categories in its accompanying unaudited interim consolidated statements of operations:

	Three Months Ended March 31,
	2024	2023
Research and development	$436	$10
General and administrative	621	255
	$1,057	$265
The Company recognized stock-based compensation expense of $0.2 million related to the modification of Sesen Bio options assumed in connection with the Merger during three months ended March 31, 2023. Compensation cost for awards not vested as of March 31, 2024 was $13.9 million and will be expensed over a weighted-average period of 3.2 years.
(10)    Related-Party Transactions
The Company has outstanding licensing and scientific research agreements with Penn, a significant stockholder as of March 31, 2023 (Note 7). As of December 31, 2023, Penn was no longer a significant stockholder. The Company recognized $0.4 million of research and development expenses for the three months ended March 31, 2023 related to the Penn License Agreement.
The Company has a collaboration and license agreement with Moderna, a significant stockholder (Note 11).

CARISMA THERAPEUTICS INC.
Notes to the Interim Consolidated Financial Statements
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

Under the terms of the Moderna License Agreement, Moderna made an upfront non-refundable payment of $45.0 million to the Company. Assuming Moderna develops and commercializes 12 products, each directed to a different development target, the Company is eligible to receive up to between $247.0 million and $253.0 million per product in development target designation, development, regulatory and commercial milestone payments. Moderna also will reimburse the Company for all costs incurred by the Company in connection with its research and development activities under the Moderna License Agreement plus a reasonable margin for the respective services performed (with a minimum commitment to reimburse $10.0 million in research and development costs over the first three years from execution of the Moderna License Agreement). The Company is also eligible to receive tiered mid-to-high single digit royalties of net sales of any products that are commercialized under the agreement, which may be, subject to reductions. In addition, Moderna has agreed to cover the cost the Company incurs for certain milestone payments and royalties that the Company owes as a licensor under one of its intellectual property in-license agreements with Penn, which is sublicensed to Moderna under the Moderna License Agreement. Moderna may deduct these royalties in part from any royalties owed to the Company. The Moderna License Agreement terminates on a product-by-product basis upon the latest of expiration of the applicable product patents, expiration of regulatory exclusivity and the tenth anniversary of first commercial sale, unless terminated earlier by the Company or Moderna.

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

CARISMA THERAPEUTICS INC.
Notes to the Interim Consolidated Financial Statements
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
The Company included the $45.0 million up-front and nonrefundable payment and $73.9 million of variable consideration for expected research and development services to be performed during the five-year contract term, inclusive of passthrough costs, in the transaction price as of the outset of the arrangement. During the three months ended March 31, 2024 and 2023, the Company recognized $3.4 million and $3.2 million, respectively, of research and development services as collaboration revenues. The Company recognized $28.2 million of collaboration revenues since inception of the Moderna License Agreement through March 31, 2024. The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied as of March 31, 2024 (in thousands):

Transaction price unsatisfied
Performance obligations:
Research and development	$45,786
Option rights	45,000
Total performance obligations	$90,786
Amounts due to the Company for satisfying the revenue recognition criteria or that are contractually due based upon the terms of the collaboration agreements are recorded as accounts receivable in the Company’s unaudited interim consolidated balance sheets. Contract liabilities consist of amounts received prior to satisfying the revenue recognition criteria, which are recorded as deferred revenue in the Company’s unaudited interim consolidated balance sheets.
The following table summarizes the changes in deferred revenue (in thousands):

	Three Months Ended March 31,
	2024	2023
Balance at the beginning of the period	$46,413	$47,459
Deferral of revenue	3,173	2,920
Recognition of unearned revenue	(3,397)	(3,243)
Balance at the end of the period	$46,189	$47,136
The current portion of deferred revenue represents advanced payments received from Moderna for costs expected to be incurred by the Company within the next twelve months. The noncurrent portion of deferred revenue represents the $45.0 million upfront, non-refundable and non-creditable payment allocated to customer option right which is not expected to be recognized within the next 12 months.
(12)    Subsequent Events
The Company has evaluated subsequent events from the balance sheet date through May 9, 2024, the issuance date of these unaudited interim consolidated financial statements, and has not identified any additional items that have not previously been mentioned elsewhere requiring disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited interim consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth in the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 and in this Quarterly Report on Form 10-Q, our actual results may differ materially from those anticipated by these forward-looking statements.
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

Our second product, which we have prioritized as our lead anti-HER2 product candidate, CT-0525, utilizes a novel approach to CAR-M therapy that engineers patients’ monocytes directly, without ex vivo differentiation into macrophages. In November 2023, we received FDA clearance of our IND for CT-0525. We expect to treat the first patient in the second quarter of 2024 and to report initial data from the study by the end of 2024. We believe that CT-0525 has favorable attributes compared to our initial clinical stage product candidate, CT-0508, and that the CAR-Monocyte approach has the potential to improve upon the potential anti-tumor effect of a CAR-Macrophage.

In addition to CT-0525, our first product candidate to enter clinical development, CT-0508, is the first CAR-Macrophage to be evaluated in a human clinical trial and is intended to treat solid tumors that over-express HER2, a protein that is over-expressed on the surface of a variety of solid tumors, including breast cancer, gastric cancer, esophageal cancer, salivary gland cancer, and numerous others. CT-0508 is currently being studied in a multi-center open label Phase 1 clinical trial in the United States. This ongoing first-in-human study evaluates the safety, tolerability, and manufacturing feasibility of CT-0508 along with several customary exploratory secondary endpoints.

In late March 2024, following a strategic review of our operating plan for 2024 and future periods, we approved a revised operating plan intended to balance value creation and expense management with our available cash resources. The objective of our revised operating plan is to focus our clinical development efforts on high potential value programs with meaningful near-term milestones and eliminate non-essential expenses and headcount to extend our cash runway. Under this plan, we intend to focus our ex vivo oncology clinical development efforts on our lead product candidate CT-0525, a CAR-Monocyte intended to treat solid tumors that over-express HER2.

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

Under our revised operating plan, we will continue to focus on its in vivo mRNA/LNP CAR-M programs in partnership with Moderna. Our early research and development of multiple assets for the potential treatment of diseases beyond oncology, including fibrosis and other immunologic and inflammatory diseases, also remains ongoing.

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

Our lead product candidate, CT-0525, a CAR-Monocyte intended to treat solid tumors that over-express HER2, utilizes a novel approach to CAR-M therapy that engineers patients' monocytes directly, without ex vivo differentiation into macrophages, as we currently do for CT-0508. The CAR-Monocyte approach utilizes a single day manufacturing process, which enables the manufacture of up to ten billion cells from a single apheresis, and leverages an automated, closed-system manufacturing process. In addition, the CAR-Monocyte approach has the potential to improve upon the potential anti-tumor effect of a CAR-Macrophage. By increasing the cell yield, a CAR-Monocyte enables a larger dose than a CAR-Macrophage. In addition, CAR-Monocyte has the potential for improved persistence and trafficking, which were observed in pre-clinical studies. We believe that the increased cell yield, and the improved persistence and trafficking may improve tumor control. In November 2023, we received FDA clearance of our IND for CT-0525 and we expect to treat the first patient in the second quarter of 2024 and to report initial data from the study by year-end 2024.

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

In addition to acting as a first line of defense in the innate immune system, macrophages and monocytes are found in all tissues in the body where they serve key regulatory functions such as wound healing, termination of immune responses and tissue regeneration. Using our macrophage and monocyte engineering platform, we are pursuing early research and development of multiple assets for the potential treatment of diseases beyond oncology, including fibrosis and other immunologic and inflammatory diseases. In the second quarter of 2024, we achieved preclinical proof of concept in our liver fibrosis program, demonstrating the anti-fibrotic potential of engineered macrophages in two liver fibrosis models. We expect to nominate a development candidate in the first quarter of 2025.

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

Financial Operations

Our net losses were $19.0 million and $24.6 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, we had $56.5 million in cash and cash equivalents and an accumulated deficit of $264.1 million. We expect to devote substantial financial resources to our ongoing and planned activities, particularly as we conduct our clinical trial of CT-0525, complete our ongoing clinical trial of CT-0508 with respect to patients currently enrolled or in screening and advance our discovery programs and continue our product development efforts. If we obtain marketing approval for CT-0525 or any other product candidate we are developing or develop in the future, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution. Furthermore, we expect to incur additional costs associated with operating as a public company. We believe our revised operating plan approved in March 2024 by our board of directors will facilitate cost control to support further development of our product candidates and other research and development programs.

As of March 31, 2024, we had 41,542,744 shares of common stock issued and outstanding. On March 7, 2023 in connection with the closing of the Merger, we issued 29,880,394 shares of common stock to Legacy Carisma stockholders (including 5,059,338 shares issued to the holder of the convertible promissory note that was entered into concurrently with the Moderna License Agreement and 3,730,608 shares issued in exchange for shares sold in the pre-closing financing). Former Sesen Bio stockholders continued to hold 10,374,272 shares of our common stock, reflective of the 1-for-20 reverse stock split that was effected immediately prior to the closing of the Merger. We will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise additional capital or obtain adequate funds on acceptable terms, we may be required to further delay, limit, reduce or terminate our discovery and product development programs or any future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. However, attempting to secure additional financing may divert the time and attention of our management from day-to-day activities and distract from our discovery and product development efforts. Considering the anticipated benefits of our revised operating plan, we believe that we have cash and cash equivalents sufficient to sustain our operating expenses and capital expenditure requirements into the third quarter of 2025.
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
In January 2022, Legacy Carisma and Moderna established this collaboration by entering into the Moderna License Agreement, which provides for a broad strategic collaboration with Moderna to discover, develop and commercialize in vivo engineered CAR-M therapeutics for up to 12 oncology programs. Under the Moderna License Agreement, the parties initiate research programs during a research term, focused on the discovery and research of products directed to biological targets. Moderna’s mRNA platform builds on continuous advances in basic and applied mRNA science, delivery technology and manufacturing, and has allowed the development of therapeutics and vaccines for infectious diseases, immuno-oncology, rare diseases, cardiovascular diseases and auto-immune diseases. Moderna has the right to designate up to 12 research targets as development targets. The first five research targets have been nominated and all programs are currently in the discovery phase. Moderna funds the cost of our activities in accordance with an agreed research budget.

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
Under the terms of the Moderna License Agreement, we received a $45.0 million up-front cash payment. Assuming Moderna develops and commercializes 12 products, each directed to a different development target, we are also eligible to receive up to between $247.0 million and $253.0 million per product in development target designation, development, regulatory and commercial milestone payments. Moderna also will reimburse us for all costs incurred in connection with our research and development activities under the Moderna License Agreement plus a reasonable margin for the respective services performed (with a minimum commitment to reimburse $10.0 million in research and development costs over the first three years from execution of the Moderna License Agreement). In addition, we are eligible to receive tiered mid-to-high single digit royalties on net product sales, which may be subject to reductions. Moderna has also agreed to cover the cost of certain milestone payments and royalties we owe to Penn, as a licensor under one of our intellectual property in-license agreements that we are sublicensing to Moderna under the Moderna License Agreement, which royalties Moderna may deduct in part from any royalties owed to us. The Moderna License Agreement terminates on a product-by-product basis upon the latest of expiration of the applicable product patents, expiration of regulatory exclusivity and the tenth anniversary of first commercial sale, unless terminated earlier by us or Moderna.

Cost Reduction Measures

We have recently implemented a revised operating plan to reduce our monthly operating expenses and conserve cash. The plan, which we have begun to implement in the second quarter of 2024, includes several measures such as prioritizing CT-0525 as our lead anti-HER2 product candidate going forward, suspending the enrollment of new patients for CT-0508 in line with the clinical judgment of the clinical site principal investigator, pausing further development of CT-1119, reducing our workforce by 39 full-time employees (representing approximately 37% of our total workforce), including employees engaged in research and development and general and administration activities, and decreasing spending on other non-essential activities.

We believe these changes will provide operating efficiencies for us to continue to support our product development programs as well as any potential collaborations or other strategic relationships we may enter into. We have incurred $1.6 million in connection with the reduction in workforce, which primarily represents one-time employee termination benefits directly associated with the workforce reduction. We expect to pay the majority of these reduction in workforce amounts in the second quarter of 2024.
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

Research and development activities are central to our business model. Product candidates in later stages of clinical development will generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect our research and development expenses to decrease in 2024 as we have begun to implement our revised operating plan, including a reduction in workforce, prioritization of CT-0525 and a pause in development of CT-1119. We expect that our expenses will increase again in future years as we continue to advance our clinical trials and potentially progress additional product candidates.

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

We expect that our general and administrative expenses will decrease in 2024, as we have begun to implement our revised operating plan, including reducing our workforce and decreasing expenses related to non-essential activities. In addition, our 2023 expenses included a significant amount of non-recurring costs related to the Merger that are described below. We expect that our expenses will increase again in future years as we continue to incur costs associated with being a public company.
Interest Income (Expense), Net
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
Income Taxes
Since inception, we have incurred significant net losses. We have provided a valuation allowance against the full amount of our deferred tax assets since, in our opinion, based upon our historical and anticipated future losses, it is more likely than not that the benefits will not be realized. As of March 31, 2024, we remained in a full valuation allowance position.

The utilization of our net operating loss carryforwards or NOLs may be subject to a substantial annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50 percent, as defined under Sections 382 and 383 of the Internal Revenue of 1986, or the Code, respectively, as well as similar state provisions. We have recorded a valuation allowance on all of our deferred tax assets, including deferred tax assets related to NOLs.

Results of Operations
Comparison of the Three Months Ended March 31, 2024 and 2023 (in thousands)

	Three Months Ended March 31,
	2024	2023
Collaboration revenues	$3,397	$3,243
Operating expenses:
Research and development	17,462	16,641
General and administrative	5,445	9,574
Total operating expenses	22,907	26,215
Operating loss	(19,510)	(22,972)
Change in fair value of derivative liability	—	(84)
Interest income (expense), net	532	(1,477)
Pre-tax loss	(18,978)	(24,533)
Income tax expense	—	(109)
Net loss	$(18,978)	$(24,642)
Collaboration Revenues
Collaboration revenues were $3.4 million and $3.2 million for the three months ended March 31, 2024 and 2023, respectively. The increase was related to the research and development activities completed under the Moderna License Agreement.
Research and Development Expenses
We track outsourced development, outsourced personnel costs and other external research and development costs of our CT-0508, CT-0525, and CT-1119 programs. We do not track internal research and development costs on a program-by-program basis. The following table summarizes our research and development expenses for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
CT-0508 (1)	$1,150	$1,832
CT-0525	2,416	1,675
CT-1119 (1)	406	—
Personnel costs, including stock-based compensation	5,827	4,954
Other clinical and pre-clinical development expenses	1,471	1,622
Facilities and other expenses	6,192	6,558
Total research and development expenses	$17,462	$16,641

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
Research and development expenses for the three months ended March 31, 2024 were $17.5 million, compared to $16.6 million for the three months ended March 31, 2023. The increase of $0.8 million was primarily due to a $0.9 million increase in personnel costs due to increased stock-based compensation and payroll, $0.7 million increase in direct costs associated with pre-clinical development of CT-0525, a $0.4 million increase in direct costs associated with the pre-clinical development related to CT-1119, partially offset by a $0.7 million decrease in direct costs associated with CT-0508, a $0.4 million decrease in our facilities and other expenses associated with a decrease in sponsored research agreement fees, and a $0.1 million decrease in costs associated with a reduction in pass through studies.
General and Administrative Expenses
The following table summarizes our general and administrative expenses for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Personnel costs, including stock-based compensation (1)	$2,451	$5,976
Professional fees	2,201	2,904
Facilities and supplies	230	109
Insurance, taxes, and fees	222	204
Other expenses	341	381
Total general and administrative expenses	$5,445	$9,574

(1) In late March 2024, we approved a revised operating plan to reduce monthly operating expenses and conserve cash, which we began implementing in April 2024.
General and administrative expenses for the three months ended March 31, 2024 were $5.4 million, compared to $9.6 million for the three months ended March 31, 2023. The decrease of $4.1 million was attributable to a $3.5 million decrease in personnel costs including severance and related costs resulting from the Merger offset by an increase in salaries and stock-based compensation, and a $0.7 million decrease in professional fees as a result of non-recurring legal costs associated with the Merger.
Interest Income (Expense), Net
We recognized $0.5 million in interest income (expense), net for the three months ended March 31, 2024, which was attributable to interest earned on excess cash.
We recognized $(1.5) million in interest income (expense), net for the three months ended March 31, 2023, which was attributable primarily to the accelerated amortization of the debt discount as a result of the settlement of the convertible promissory note at the closing of the Merger, interest expense on the outstanding principal balance associated with the convertible promissory note issued to Moderna through March 7, 2023, offset by interest income of $0.4 million.
Change in Fair Value of Derivative Liability
We recognized a $0.1 million non-cash charge for the three months ended March 31, 2023, for the increase in fair value of the derivative liability associated with the redemption feature of the convertible promissory note with Moderna, which was attributable to the timing in which we expected the accrued settlement event to occur.
Income Tax Expense
We recorded $0.1 million of income tax expense for the three months ended March 31, 2023 based on projected taxable income for the year ended December 31, 2023. We had no such income tax expense for the three months ended March 31, 2024.
Liquidity and Capital Resources
Sources of Liquidity

As of March 31, 2024, we had $56.5 million in cash and cash equivalents and an accumulated deficit of $264.1 million. To date, we have not yet commercialized any products or generated any revenue from product sales and have financed operations primarily with proceeds from sales of preferred stock, proceeds from our collaboration with Moderna, research tax credits and convertible debt financing. Under the Moderna License Agreement we anticipate receiving $73.9 million over the term of the contract for expected research and development services to be performed by us, inclusive of pass-through costs, to be billed quarterly. Through March 31, 2024, we have generated $28.2 million of collaboration revenues related to research and development services. Under the terms of the Moderna License Agreement, assuming Moderna develops and commercializes 12 products, each directed to a different development target, we are eligible to receive up to between $247.0 million and $253.0 million per product in development target designation, development, regulatory and commercial milestone payments.

On April 17, 2023, we filed a universal shelf registration statement on Form S-3, which was declared effective on May 2, 2023, or the Registration Statement. Under the Registration Statement, we may offer and sell up to $300.0 million of a variety of securities, including debt securities, common stock, preferred stock, depositary shares, subscription rights, warrants and units from time to time in one or more offerings at prices and on terms to be determined at the time of the offering. On May 12, 2023, we entered into an Amended and Restated Open Market Sale AgreementSM, or the Sale Agreement, with Jefferies LLC, as sales agent, pursuant to which we may offer and sell shares of our common stock with an aggregate offering price of up to $100.0 million under an “at-the-market" offering program. As of March 31, 2024, we have sold 1,157,783 shares for gross proceeds of $3.0 million.
Cash Flows
The following table shows a summary of our cash flows for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Cash (used in) provided by
Operating activities	$(22,425)	$(25,534)
Investing activities	(17)	(3,595)
Financing activities	1,352	67,742
Net change in cash, cash equivalents and restricted cash	$(21,090)	$38,613
Cash Flows from Operating Activities
During the three months ended March 31, 2024, we used $22.4 million of net cash in operating activities. Cash used in operating activities reflected our net loss of $19.0 million and $4.4 million of non-cash charges related to depreciation and amortization expense, stock-based compensation, reductions in the operating right of use, or ROU assets, and non-cash interest on the finance lease liability and a $7.9 million net change in our operating assets and liabilities attributable to the timing in which we pay our vendors for research and development activities.
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
Cash Flows from Investing Activities
During the three months ended March 31, 2024, cash from investing activities reflected purchases of property and equipment.
During the three months ended March 31, 2023, we used $3.6 million of net cash in investing activities. Cash used in investing activities reflected purchases of marketable securities of $34.5 million and the purchase of property and equipment of $0.1 million, partially offset by $31.0 million of proceeds from the sale of marketable securities.

Cash Flows from Financing Activities
During the three months ended March 31, 2024, we received $1.4 million of net cash from financing activities, primarily attributable to $2.3 million from the sale of common stock in connection with the Sale Agreement and $0.7 million in proceeds from failed-sale leaseback arrangements, partially offset by $0.3 million in payments of finance liability from failed-sale leaseback arrangements, and $1.3 million in payments of principal related to finance lease liabilities.
During the three months ended March 31, 2023, we received $67.7 million of net cash from financing activities, primarily attributable to the $37.9 million in the cash and cash equivalents acquired in connection with the Merger and $30.6 million in proceeds from the issuance of common stock in pre-closing financing, partially offset by $1.7 million in payments of financing costs.
Funding Requirements
We expect to devote substantial financial resources to our ongoing and planned activities, particularly as we conduct our planned clinical trial of CT-0525 advance our discovery programs and continue our product development efforts. As of March 31, 2024, we had cash and cash equivalents of $56.5 million. We believe that the revised operating plan approved in March 2024 by our board of directors will reduce our spending such that our liquidity is sufficient to sustain our operating expenses and capital expenditure requirements into the third quarter of 2025. We have based our estimate regarding the sufficiency of our cash resources on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us.
We expect our expenses to increase substantially over time in connection with our ongoing activities, particularly as we advance our pre-clinical activities and clinical trials. In addition, if we obtain marketing approval for CT-0525 or any other product candidate we are developing or develop in the future, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution. In addition, we expect to continue to incur costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise additional capital or obtain adequate funds when needed or on acceptable terms, we may be required to further delay, limit, reduce or terminate our discovery and product development programs or any future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market on our own. In addition, attempting to secure additional financing may divert the time and attention of our management from day-to-day activities and distract us from discovery and product development efforts.
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
Contractual Obligations and Commitments
The following table summarizes our contractual obligations and commitments at March 31, 2024 (in thousands):

	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	More than 5 Years
Contractual obligations:
Operating lease commitments(1)	$5,906	$2,846	$2,461	$476	$123
Finance lease commitments	2,434	1,537	897	—	—
Manufacturing commitments(2)	4,000	1,000	3,000	—	—
Total contractual obligations	$12,340	$5,383	$6,358	$476	$123
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
The table above does not include any potential milestone or royalty payments that we may be required to make under our license agreement with Penn and under licensing agreements with other third parties not considered material. We excluded these milestone and royalty payments given that the timing and likelihood of any such payments cannot be reasonably estimated at this time.
Penn License
In November 2017, we entered into a license agreement with Penn for certain intellectual property licenses, which was amended in February 2018, January 2019, March 2020 and June 2021. We are responsible for paying Penn an annual license maintenance fee of $25,000, payable until our first payment of a royalty. We may be required to pay Penn up to $10.9 million per product in development and regulatory milestone payments, up to $30.0 million per product in commercial milestone payments, and up to an additional $1.7 million in development and regulatory milestone payments for the first CAR-M product directed to mesothelin. While the agreement remains in effect, we are required to pay Penn low- to mid-single digit percentage tiered royalties on annual net sales of licensed products, which may be subject to reductions. Penn is guaranteed a minimum royalty payment amount in the low hundreds of thousands of dollars for each year after the first commercial sale of a licensed product. We must also pay Penn a percentage in the mid-single digits to low double digits of certain types of income we receive from sublicensees. In addition, we are required to pay Penn an annual alliance management fee in the low tens of thousands of dollars, ending after several years, unless we provide funding to Penn for research and development activities that extend beyond a specified date, in which case we will continue to owe the alliance management fee for each year in which we continue to fund such activities. We also paid Penn an upfront fee in the low hundreds of thousands of dollars for the license to the patents related to the mesothelin binder that is incorporated into the CAR design for our mesothelin product candidate. We are responsible for a pro rata share of costs relating to the prosecution and maintenance of the licensed patents.
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
During the three months ended March 31, 2024, there were no material changes to our critical accounting policies and estimates from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K filed with the SEC on April 1, 2024.
Recent Accounting Pronouncements
See Note 3 to our unaudited interim consolidated financial statements found in this Quarterly Report on Form 10-Q for a description of recent accounting pronouncements applicable to our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. Our interest-earning assets consist of cash, cash equivalents and marketable securities. Interest income earned on these assets was $0.8 million and $0.4 million for the three months ended March 31, 2024 and 2023, respectively. Our interest income is sensitive to changes in the general level of interest rates, primarily U.S. interest rates.
Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three months ended March 31, 2024 and 2023.
Item 4. Controls and Procedures.
Evaluation of disclosure controls and procedures
Our management, with the participation of our principal executive officer and our principal financial officer have evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2024. The term “disclosure controls and procedures,” as defined in the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based on the evaluation of our disclosure controls and procedures as of March 31, 2024, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in internal control over financial reporting
No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•We are heavily dependent on the success of our lead product candidate, CT-0525, which will require significant clinical testing before we can seek marketing approval and potentially generate commercial sales. If CT-0525 does not receive marketing approval or is not successfully commercialized, or if there is significant delay in doing so, our business will be harmed.
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

Since inception, we have incurred significant operating losses. Our net losses were $19.0 million and $24.6 million for the three months ended March 31, 2024 and 2023, respectively. To date, we have not yet commercialized any products or generated any revenue from product sales and have financed our operations primarily with proceeds from sales of our preferred stock, proceeds from our collaboration with Moderna, research tax credits and convertible debt financing. We have devoted substantially all of our financial resources and efforts to pursuing discovery, research and early clinical development of our product candidates. We are in the early-stages of development of our lead product candidate, CT-0525, and expect to treat the first patient in the second quarter of 2024.
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
•conduct discovery and pre-clinical testing of our other product candidates, including those in our fibrosis program;
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

We recently initiated clinical development of our lead product candidate, CT-0525. Other than completing remaining activities under our ongoing Phase 1 clinical trial of CT-0508 with respect to patients currently enrolled or in screening, we are in the pre-clinical testing stages for our other product candidates. We expect that it will be a number of years, if ever, before we have a product candidate ready for commercialization. To become and remain profitable, we must succeed in completing development of, obtaining marketing approval for and eventually commercializing, one or more products that generate significant revenue. The ability to achieve this success will require us to be effective in a range of challenging activities, including completing clinical development of CT-0525, completing discovery, pre-clinical testing and clinical development of CT-0525 in the combination setting and for additional indications, timely filing and receiving acceptance of our IND applications, in order to commence our planned or future clinical trials, successfully enrolling subjects in, and completing, our ongoing and planned clinical trials, scaling up our manufacturing processes and capabilities to support clinical trials of CT-0525 or of other product candidates, obtaining marketing approval for CT-0525 or any other product candidates, manufacturing, marketing and selling any products for which we may obtain marketing approval and maintaining a continued acceptable safety profile of our products following approval. We may never succeed in these activities and, even if we do, we may never generate revenues that are significant enough to achieve profitability.
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
We are heavily dependent on the success of our lead product candidate, CT-0525, which will require significant clinical testing before we can seek marketing approval and potentially generate commercial sales. If CT-0525 does not receive marketing approval or is not successfully commercialized, or if there is significant delay in doing so, our business will be harmed.
We initiated our first clinical trial in 2020, have no products that are approved for commercial sale and may never be able to develop marketable products. We expect that a substantial portion of our efforts and expenditures for the foreseeable future will be devoted to CT-0525 and related combination sub-studies, including CT-0525 in combination with pembrolizumab. Our business currently depends heavily on the successful development, marketing approval and commercialization of CT-0525, and the success of related combination sub-studies. We cannot be certain that CT-0525 or any combination therapy involving CT-0525 will achieve success in ongoing or future clinical trials, receive marketing approval or be successfully commercialized.
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
•the scope, progress, costs and results of pre-clinical testing of product candidates in our fibrosis program;
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
As of March 31, 2024, we had cash and cash equivalents of $56.5 million that we believe are sufficient to sustain our planned operations and capital expenditure requirements into the third quarter of 2025. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. In addition, changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control. As a result, we could deplete our capital resources sooner than we currently expect. In addition, because the successful development of CT-0525 and any combination studies or other product candidates that we pursue is highly uncertain, at this time we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the development of any product candidate.
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

We were formed as Carma Therapeutics LLC, a Pennsylvania limited liability company, in April 2016 and converted to a Delaware corporation in May 2017 under the name CARISMA Therapeutics Inc. In connection with the Merger consummated in March 2023, CARISMA Therapeutics Inc. merged with and into a wholly-owned subsidiary of Sesen Bio and was renamed “CTx Operations, Inc.” Sesen Bio's name was changed to “Carisma Therapeutics Inc.” Following the completion of the Merger, the business conducted by the public company became primarily the business conducted by us. We are a clinical-stage cell therapy company with a limited operating history. Cell therapy product development is a highly speculative undertaking and involves a substantial degree of risk. Our operations prior to the Merger have been limited to organizing and staffing the Company, business planning, capital raising, establishing and maintaining our intellectual property portfolio, building our pipeline of product candidates, conducting drug discovery activities, undertaking pre-clinical studies, manufacturing process development studies, conducting early-stage clinical trials, and providing general and administrative support for these operations. Our prospects must be considered in light of the uncertainties, risks, expenses and difficulties frequently encountered by companies in their early-stages of operations. We have not yet demonstrated our ability to successfully develop any product candidate, obtain marketing approvals, manufacture a commercial scale product or arrange for a third party to do so on our behalf, or conduct sales, marketing and distribution activities necessary for successful product commercialization. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing, obtaining marketing approval for and commercializing products.
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

Our ability to use our NOLs and research and development tax credit carryforwards to offset future taxable income may be subject to certain limitations.
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

We expect to dose the first patient in a Phase 1 clinical trial of CT-0525 in the second quarter of 2024. Our other product candidates, including those in our fibrosis program, are in pre-clinical development. The risk of failure for CT-0525 and our other product candidates is high. It is impossible to predict when or if CT-0525 or any of our other product candidates will prove effective or safe in humans or will receive marketing approval. Before obtaining marketing approval from regulatory authorities for the sale of a product candidate, we must complete pre-clinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of such product candidate in humans. Clinical trials may fail to demonstrate that CT-0525 or any of our other product candidates are safe for humans and effective for indicated uses. Even if the clinical trials are successful, changes in marketing approval policies during the development period, changes in or the enactment or promulgation of additional statutes, regulations or guidance or changes in regulatory review for each submitted product application may cause delays in the approval or rejection of an application.
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
In addition, the FDA’s and other regulatory authorities’ policies with respect to clinical trials may change and additional government regulations may be enacted. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies governing clinical trials, our development plans may be impacted. For example, in December 2022, with the passage of the Food and Drug Omnibus Reform Act of 2022, or FDORA, Congress required sponsors to develop and submit a diversity action plan for each phase 3 clinical trial or any other “pivotal study” of a new drug or biological product. These plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA-regulated products. Specifically, action plans must include the sponsor’s goals for enrollment, the underlying rationale for those goals, and an explanation of how the sponsor intends to meet them. In addition to these requirements, the legislation directs the FDA to issue new guidance on diversity action plans.
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

We may conduct one or more clinical trials with one or more trial sites that are located outside the United States. The acceptance by the FDA or other regulatory authorities of study data from clinical trials conducted outside their jurisdiction may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the U.S., the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence and pursuant good clinical practices, or to GCP, regulations; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA, or if the FDA considers such inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means.

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

The first site has been activated for the Phase 1 clinical trial of CT-0525 and the first patient is expected to be treated in the second quarter of 2024. If CT-0525 or any other product candidate is associated with serious adverse events or undesirable side effects in clinical trials or have characteristics that are unexpected in clinical trials or pre-clinical testing, we may need to abandon development of such product candidate or limit development to more narrow uses or subpopulations in which the serious adverse events, undesirable side effects or unexpected characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. In pharmaceutical development, many compounds that initially show promise in early-stage or clinical testing are later found to cause side effects that delay or prevent further development of the compound or decrease the size of the patient population for whom the compound could ultimately be prescribed. For example, while CT-0508 has been generally well tolerated based on preliminary clinical results from our Phase 1 clinical trial, such results may not be predictive or indicative of the preliminary clinical results from our Phase 1 clinical trial of our lead product candidate, CT-0525, or the successful development, marketing approval and eventual commercialization of CT-0525.
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
In late March 2024, we determined to suspend enrollment of new patients in our Phase 1 clinical trial of CT-0508 and our sub-study utilizing CT-0508 in combination with pembrolizumab, in line with the clinical judgment of the clinical site principal investigator, and pause further development of CT-1119 for expense reduction purposes. If we elect or are forced to suspend or terminate any clinical trial of our product candidates, the commercial prospects of such product candidate will be harmed, and our ability to generate revenues from sales of such product candidate will be delayed or eliminated. Any of these occurrences could materially harm our business.
If any of our product candidates receives marketing approval and we, or others, later discover that the drug is less effective than previously believed or causes undesirable side effects that were not previously identified, our ability to market the drug could be compromised.
We are initiating our first clinical trial of CT-0525 with the first patient expected to be treated in the second quarter of 2024. We are in the pre-clinical testing stages for our other product candidates. Clinical trials will be conducted in carefully defined subsets of patients who have agreed to enter into clinical trials. Consequently, it is possible that our clinical trials may indicate an apparent positive effect of a product candidate that is greater than the actual positive effect, if any, or alternatively fail to identify undesirable side effects. If one or more of our product candidates receives marketing approval, and we, or others, later discover that they are less effective than previously believed, or cause undesirable side effects, a number of potentially significant negative consequences could result, including:
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

Because we have limited financial and managerial resources, we focus on discovery programs and product candidates that we identify for specific indications. As a result, we have and may in the future forego or delay the pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. In late March 2024, we determined to focus our ex vivo oncology clinical development efforts on our lead product candidate CT-0525, suspend enrollment of new patients in our Phase 1 clinical trial of CT-0508 and our sub-study utilizing CT-0508 in combination with pembrolizumab, in line with the clinical judgment of the clinical site principal investigator, and pause further development of CT-1119 for expense reduction purposes. We may further curtail, pause, delay or cease development of other product candidates at any stage of pre-clinical or clinical development based on a variety of factors, including our judgments regarding costs or timing of further development, probability of success of clinical development, regulatory requirements, commercial potential, relative benefits and costs compared to other product candidates in our portfolio, and our overall corporate strategy. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future discovery and product development programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate. Failure to allocate resources or capitalize on strategies in a successful manner will have an adverse impact on our business.
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
A key element of our strategy is to apply our macrophage engineering platform to address a broad array of indications and targets to generate next-generation therapeutics, including programs for indications outside of oncology. The discovery efforts that we are conducting may not be successful in identifying product candidates that are useful in treating cancer or other diseases. Our discovery engine may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for a number of reasons, including:
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
We rely, and expect to continue to rely, on third-party clinical research organizations, in addition to other third parties such as research collaboratives, clinical data management organizations, medical institutions and clinical investigators, to conduct our Phase 1 clinical trial of CT-0525 and any other clinical trials we conduct. We currently have no plans to independently conduct clinical trials of our product candidates or any other product candidates that we may develop. These CROs, and other third parties play a significant role in the conduct and timing of these trials and subsequent collection and analysis of data. These third-party arrangements might terminate for a variety of reasons, including a failure to perform by the third parties. If we need to enter into alternative arrangements, our product development activities might be delayed.
Our reliance on these third parties for discovery and product development activities reduces our control over these activities but does not relieve us of our responsibilities. For example, we will remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us to comply with standards, commonly referred to as GCPs for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. Regulatory authorities in Europe and other jurisdictions have similar requirements. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs or trial sites fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable, and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We are also required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within specified timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.
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
Collaborations involving our discovery programs or any product candidates we may develop, including our collaboration with Moderna, pose the following risks to us:
•collaborators have significant discretion in determining the amount and timing of efforts and resources that they will apply to these collaborations; for example, our collaboration with Moderna is managed by a JSC, which is comprised of representatives from the Company and Moderna, with Moderna having final decision-making authority, subject to specified limitations;
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
Our discovery engine is supplemented by academic collaborations to expand our platform, which we rely upon to advance our development and commercialization plans for our product candidates. In August 2020, we entered into a scientific research and licensing agreement with Nathaniel R. Landau, Ph.D. and NYU Langone Health through which we obtained exclusive rights to develop their Vpx lentiviral vector globally for all indications. We also have an ongoing discovery program in neurodegeneration being pursued through a sponsored research agreement with Dr. Saar Gill, Associate Professor of Medicine at Penn and co-founder of our Company, to develop CAR macrophages and microglia targeted against protein aggregates associated with neurodegenerative disease pathology. In addition, we, from time to time, may enter into academic research collaborations to explore the development of new technologies and indications.
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
The FDA, EMA, or other comparable foreign regulatory authorities could require the clearance or approval of a companion diagnostic device as a condition of approval for any product candidate that requires or would commercially benefit from such tests. Failure to successfully validate, develop and obtain regulatory clearance or approval for companion diagnostics on a timely basis or at all could harm our product development strategy and we may not realize the commercial potential of any such product candidate.
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
Moreover, we or our licensors may be subject to a third-party preissuance submission of prior art to the United States Patent and Trademark Office, or USPTO, or become involved in opposition, derivation, revocation, reexamination, inter partes review, post-grant review or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or product candidates and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. If the breadth or strength of protection provided by our patents and patent applications is threatened, regardless of the outcome, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.
Our owned or licensed patent estate includes patent applications, many of which are at an early-stage of prosecution. The coverage claimed in a patent application can be significantly reduced before the patent is issued, and its scope can be reinterpreted after issuance. Even if our owned or in-licensed patent applications issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors from competing with us or otherwise provide us with any competitive advantage. The issuance of a patent is not conclusive as to our inventorship, scope, validity or enforceability, and our owned and in-licensed patents may be challenged in the courts or patent offices in the United States and abroad. Such challenges may result in loss of exclusivity or freedom to operate or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and product candidates. Such proceedings also may result in substantial costs and require significant time from our management and employees, even if the eventual outcome is favorable to us. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. Furthermore, our competitors may be able to circumvent our owned or in-licensed patents by developing similar or alternative technologies or products in a non-infringing manner. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing technology and products similar or identical to any of our technology and product candidates.
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

The Biologics Price Competition and Innovation Act of 2009, or BPCIA, was enacted as part of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively, the ACA, to establish an abbreviated pathway for the approval of biosimilar and interchangeable biological products. The regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” based on its similarity to an approved biologic.

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
Additionally, we could face heightened risks with respect to obtaining marketing authorization in the United Kingdom as a result of the withdrawal of the United Kingdom from the European Union, commonly referred to as Brexit. The United Kingdom is no longer part of the European Single Market and EU Customs Union. As of January 1, 2021, the Medicines and Healthcare products Regulatory Agency, or MHRA, became responsible for supervising medicines and medical devices in Great Britain, or GB, comprising England, Scotland and Wales under domestic law, whereas under the terms of the Northern Ireland Protocol, Northern Ireland is currently subject to EU rules. The United Kingdom and European Union have however agreed to the Windsor Framework which fundamentally changes the existing system under the Northern Ireland Protocol, including with respect to the regulation of medicinal products in the United Kingdom. Once implemented, the changes introduced by the Windsor Framework will see the MHRA be responsible for approving all medicinal products destined for the United Kingdom market (i.e., GB and Northern Ireland), and the EMA will no longer have any role in approving medicinal products destined for Northern Ireland. Any delay in obtaining, or an inability to obtain, any marketing authorizations, as a result of Brexit or otherwise, may force us to restrict or delay efforts to seek regulatory approval in the United Kingdom for our product candidates, which could significantly and materially harm our business.

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

On April 12, 2023, the district court decision was stayed, in part, by the U.S. Court of Appeals for the Fifth Circuit. Thereafter, on April 21, 2023, the U.S. Supreme Court entered a stay of the district court’s decision, in its entirety, pending disposition of the appeal of the district court decision in the Court of Appeals for the Fifth Circuit and the disposition of any petition for a writ of certiorari to or the Supreme Court. The Court of Appeals for the Fifth Circuit held oral argument in the case on May 17, 2023, and, on August 16, 2023, issued its decision. The court declined to order the removal of mifepristone from the market, finding that a challenge to the FDA’s initial approval in 2000 is barred by the statute of limitations. But the Appeals Court did hold that plaintiffs were likely to prevail in their claim that changes allowing for expanded access of mifepristone that FDA authorized in 2016 and 2021 were arbitrary and capricious. On September 8, 2023, the Justice Department and a manufacturer of mifepristone filed petitions for a writ of certiorari, requesting that asked the U.S. Supreme Court to review the Appeals Court decision. On December 13, 2023, the Supreme Court granted these petitions for writ of certiorari for the appeals court decision. The Supreme Court heard oral arguments in this case on March 26, 2024, and a decision is expected in July 2024.

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
In 2017, the Congress passed the FDA Reauthorization Act, or FDARA. The FDARA, among other things, codified the FDA’s pre-existing regulatory interpretation, to require that a drug sponsor demonstrate the clinical superiority of an orphan drug that is otherwise the same as a previously approved drug for the same rare disease in order to receive orphan drug exclusivity. Under omnibus legislation signed by former President Trump in December 2020, the requirement for a product to show clinical superiority applies to drugs and biologics that received orphan drug designation before enactment of the FDARA in 2017, but have not yet been approved or licensed by the FDA.
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
•Health Insurance Portability and Accountability Act, or HIPAA - the federal HIPAA, which created additional federal criminal statutes that prohibit, among other things, executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters, and apply regardless of the payor (e.g., public or private);
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
Further, with passage of the Inflation Reduction Act, or the IRA, Congress extended the expansion of the Patient Protection and Affordable Care Act premium tax credits through 2025. Those subsidies were originally extended through 2022 under the American Rescue Plan Act of 2021. These laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

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

On June 6, 2023, Merck & Co. filed a lawsuit against the HHS and CMS asserting that, among other things, the IRA’s Drug Price Negotiation Program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the Constitution. Subsequently, a number of other parties, including the U.S. Chamber of Commerce, or the Chamber, Bristol Myers Squibb Company, the PhRMA, Astellas, Novo Nordisk, Janssen Pharmaceuticals, Novartis, AstraZeneca and Boehringer Ingelheim, also filed lawsuits in various courts with similar constitutional claims against the HHS and CMS. There have been various decisions by the courts considering these cases since they were filed. We expect that litigation involving these and other provisions of the IRA will continue, with unpredictable and uncertain results.
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
Our operations are subject to anti-corruption laws, including the Foreign Corrupt Practices Act, or the FCPA, the Bribery Act, and other anti-corruption laws that apply in countries where we do business and may do business in the future. The FCPA, the Bribery Act, and these other laws generally prohibit us, our officers and our employees and intermediaries from bribing, being bribed or making other prohibited payments to government officials or other persons to obtain or retain business or gain some other business advantage. We may in the future operate in jurisdictions that pose a high risk of potential FCPA or Bribery Act violations, and we may participate in collaborations and relationships with third parties whose actions could potentially subject us to liability under the FCPA, the Bribery Act, or local anti-corruption laws. In addition, we cannot predict the nature, scope or effect of future regulatory requirements to which our international operations might be subject or the manner in which existing laws might be administered or interpreted.
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

On June 23, 2016, the electorate in the United Kingdom. voted in favor of leaving the European Union, commonly referred to as Brexit. As with other issues related to Brexit, there are open questions about how personal data will be protected in the United Kingdom. and whether personal information can transfer from the European Union to the United Kingdom. Following the withdrawal of the United Kingdom from the European Union, the UK Data Protection Act 2018 applies to the processing of personal data that takes place in the United Kingdom and includes parallel obligations to those set forth by GDPR. While the Data Protection Act of 2018 in the United Kingdom that “implements” and complements the GDPR has achieved Royal Assent on May 23, 2018 and is now effective in the United Kingdom, it is unclear whether transfer of data from the EEA to the United Kingdom will remain lawful under the GDPR, although these transfers currently are permitted by an adequacy decision from the European Commission. The United Kingdom government has already determined that it considers all European Union 27 and EEA member states to be adequate for the purposes of data protection, ensuring that data flows from the United Kingdom. to the EU/EEA remain unaffected. In addition, a recent decision from the European Commission appears to deem the United Kingdom. as being “essentially adequate” for purposes of data transfer from the European Union to the United Kingdom., although this decision may be re-evaluated in the future. The United Kingdom. and the United States. have also agreed to a U.S.-UK “Data Bridge,” which functions similarly to the EU-U.S. Data Privacy Framework and provides an additional legal mechanism for companies to transfer data from the United Kingdom to the United States. In addition to the United Kingdom., Switzerland is also in the process of approving an adequacy decision in relation to the Swiss-U.S. Data Privacy Framework (which would function similarly to the EU-U.S. Data Privacy Framework and the U.S.-UK Data Bridge in relation to data transfers from Switzerland to the United States). Any changes or updates to these developments have the potential to impact our business.
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
Moreover, the stock markets in general have experienced substantial volatility that has often been unrelated to the operating performance of individual companies. These broad market fluctuations may also adversely affect the trading price of our common stock. In addition, a recession, depression or other sustained adverse market event could materially and adversely affect our business and the value of our common stock. In the past, following periods of volatility in the market price of a company’s securities, stockholders have often instituted class action securities litigation against such companies. Furthermore, market volatility may lead to increased stockholder activism if we experience a market valuation that activists believe is not reflective of its intrinsic value. Activist campaigns that contest or conflict with our strategic direction or seek changes in the composition of our board of directors could have an adverse effect on our operating results and financial condition.
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

There can be no assurance that we will be able to comply with the continued listing standards of the Nasdaq Global Market. Our failure to meet the continued listing requirements of the Nasdaq Global Market could result in a de-listing of our common stock.

We cannot assure that we will be able to comply with the standards that we are required to meet in order to maintain a listing of our common stock on the Nasdaq Global Market. If we fail to satisfy the continued listing requirements of the Nasdaq Global Market, such as the corporate governance requirements, the minimum closing bid price of $1.00 per share or the minimum stockholder’s equity requirement, we could be subject to delisting of our common stock, fines, sanctions and other regulatory action and potentially civil litigation. If our stock price were to ever remain under $1.00 for 30 consecutive trading days, we would likely become subject to delisting proceedings and enter into a 180-day period to regain compliance with the minimum bid listing requirement.

If we were to become subject to delisting, such an event would likely have a negative effect on the price of our common stock and would impair our stockholders’ ability to sell or purchase our common stock when they wish to do so. In the event of a delisting, we would take actions to restore our compliance with the Nasdaq Global Market’s listing requirements, but we can provide no assurance that any action taken by us would result in our common stock becoming listed again, or that any such action would stabilize the market price or improve the liquidity of our common stock.

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

Moreover, we are also party to the Sale Agreement with Jefferies, as sales agent, pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $100.0 million from time to time through Jefferies under an “at-the-market offering” program, or ATM. The number of shares that are sold by Jefferies after we request that sales be made will fluctuate based on the market price of our common stock during the sales period and limits we set with Jefferies. Therefore, it is not possible to predict the number of shares that will ultimately be issued by us, if any, pursuant to the sales agreement. As of March 31, 2024, we have sold 1,157,783 shares under the ATM for gross proceeds of $3.0 million.
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
As of March 31, 2024, our executive officers, directors and principal stockholders, in the aggregate, beneficially owned 46.6% of our outstanding shares of common stock. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of the Company on terms that other stockholders may desire.
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

Item 5. Other Information.

As previously disclosed, on September 20, 2022, the Company and Legacy Carisma entered into an Agreement and Plan of Merger and Reorganization, as amended by the First Amendment thereto dated as of December 29, 2022 and the Second Amendment thereto dated as of February 13, 2023, by and among the Company, Legacy Carisma and Merger Sub, pursuant to which, among other matters, Merger Sub merged with and into Legacy Carisma, with Legacy Carisma continuing as a wholly owned subsidiary of the Company and the surviving corporation of the merger (the “Merger”). On December 21, 2022, a putative class action complaint was filed in the Court of Chancery of the State of Delaware (the “Court”) by Sholom Keller, a stockholder of the Company, against the Company and the then-members of our board of directors, captioned Keller v. Sesen Bio, Inc. et al., C.A. No. 2022-1186-KSJM (the “Action”). The complaint alleged that the disclosures made in Amendment No. 2 to our Registration Statement on Form S-4 filed with the SEC on December 14, 2022, in connection with the Merger, contained false and misleading statements. The complaint sought, among other forms of relief, a preliminary injunction to enjoin the Merger. The plaintiff and defendants agreed on certain additional disclosures, which we made in Amendment No. 3 to our Registration Statement on Form S-4 filed with the SEC on January 9, 2023 (the “January 9 Amendment”), and the supplement to the our proxy statement/prospectus dated January 19, 2023 and filed with the SEC on February 16, 2023 (the “Proxy Statement/Prospectus Supplement”).

On February 21, 2023, the plaintiff voluntarily dismissed the Action as moot, and on March 13, 2023, the Court entered a stipulated order dismissing the Action with prejudice as to the plaintiff and without prejudice as to the putative class members. The Court retained jurisdiction solely for the purpose of adjudicating plaintiff’s counsel’s anticipated application for an award of attorneys’ fees and reimbursement of expenses in connection with the disclosures in the January 9 Amendment and the Proxy Statement/Prospectus Supplement. In order to avoid the time and expense of continued litigation, we, as successor in interest of Sesen Bio, Inc., subsequently agreed to pay $80,000 to plaintiff’s counsel for attorneys’ fees and expenses in full satisfaction of their claim for attorneys’ fees and expenses in the Action. On August 7, 2023, the Court entered an order closing the case, subject to us filing an affidavit with the Court confirming that this notice has been issued. In entering the order, the Court was not asked to review, and did not pass judgment on, the payment of the attorneys’ fees and expenses or their reasonableness.

Director and Officer Trading Arrangements

None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as such terms are defined in Items 408(a) and 408(c) of Regulation S-K, respectively) during the quarterly period covered by this report.

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
101
The following financial information from Carisma Therapeutics Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statements of Convertible Preferred Stock and Stockholders' Equity (Deficit), (v) the Consolidated Statements of Cash Flows, and (vi) Notes to the Interim Consolidated Financial Statements.

104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_________________________________________
*    Filed herewith.
+    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARISMA THERAPEUTICS INC.

Date: May 9, 2024	By:	/s/ Steven Kelly
Steven Kelly
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 9, 2024	By:	/s/ Richard Morris
Richard Morris
Chief Financial Officer
(Principal Financial and Accounting Officer)