Form 10-Q
period 2024-06-30
Carisma Therapeutics Inc.
filed 2024-08-08
CIK 1485003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________
FORM 10-Q
____________________________________________________________
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________________to _________________
Commission File Number: 001-36296
Carisma Therapeutics Inc.
(Exact Name of Registrant as Specified in its Charter)
____________________________________________________________

Delaware	26-2025616
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3675 Market Street, Suite 401 Philadelphia, PA	19104
(Address of principal executive offices)	(Zip Code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 6, 2024, the registrant had 41,544,975 shares of common stock, $0.001 par value per share, outstanding.

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
•our ability to obtain additional financing;
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
•the potential impact of public health epidemics or pandemics and of global economic developments on our business, operations, strategy and goals;
•our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
•our competitive position;
•the impact of government laws and regulations;
•political and economic developments; and
•such other matters as discussed in our Annual Report on Form 10-K for the year ended December 31, 2023 including Part I, Item 1A, “Risk Factors” and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 including Part II, Item 1A, "Risk Factors."
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
You should read this Quarterly Report on Form 10-Q and the documents that we have filed as exhibits to this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date
i

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
ii

CARISMA THERAPEUTICS INC.
iii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
CARISMA THERAPEUTICS INC.
Unaudited Consolidated Balance Sheets
(in thousands, except share and par value)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$40,362	$77,605
Prepaid expenses and other assets	10,359	2,866
Total current assets	50,721	80,471
Property and equipment, net	6,531	6,764
Right of use assets – operating leases	1,945	2,173
Deferred financing costs	142	146
Total assets	$59,339	$89,554

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,033	$3,933
Accrued expenses	9,241	7,662
Deferred revenue	659	1,413
Operating lease liabilities	1,179	1,391
Finance lease liabilities	1,283	544
Other current liabilities	1,222	965
Total current liabilities	15,617	15,908
Deferred revenue	41,250	45,000
Operating lease liabilities	795	860
Finance lease liabilities	502	328
Other long-term liabilities	815	926
Total liabilities	58,979	63,022
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock $0.001 par value, 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock $0.001 par value, 350,000,000 shares authorized, 41,544,975 and 40,609,915 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	41	40
Additional paid-in capital	275,561	271,594
Accumulated deficit	(275,242)	(245,102)
Total stockholders’ equity	360	26,532
Total liabilities and stockholders’ equity	$59,339	$89,554
See accompanying notes to unaudited interim consolidated financial statements.

CARISMA THERAPEUTICS INC.
Unaudited Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Collaboration revenues	$9,197	$3,560	$12,594	$6,803
Operating expenses:
Research and development	15,307	18,518	32,769	35,159
General and administrative	5,560	6,007	11,005	15,581
Total operating expenses	20,867	24,525	43,774	50,740
Operating loss	(11,670)	(20,965)	(31,180)	(43,937)
Change in fair value of derivative liability	—	—	—	(84)
Interest income (expense), net	508	1,177	1,040	(300)
Pre-tax loss	(11,162)	(19,788)	(30,140)	(44,321)
Income tax expense	—	(88)	—	(197)
Net loss	$(11,162)	$(19,876)	$(30,140)	$(44,518)

Share information:
Net loss per share of common stock, basic and diluted	$(0.27)	$(0.49)	$(0.73)	$(1.67)
Weighted-average shares of common stock outstanding, basic and diluted	41,543,553	40,258,107	41,241,009	26,596,712
Comprehensive loss
Net loss	$(11,162)	$(19,876)	$(30,140)	$(44,518)
Unrealized gain on marketable securities	—	129	—	306
Comprehensive loss	$(11,162)	$(19,747)	$(30,140)	$(44,212)
See accompanying notes to unaudited interim consolidated financial statements.

CARISMA THERAPEUTICS INC.
Unaudited Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands, except share data)

	Convertible preferred stock		Stockholders’ Equity (Deficit)
			Common stock		Additional paid-in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Noncontrolling interests	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	—	$—	40,609,915	$40	$271,594	$—	$(245,102)	$—	$26,532
Exercise of stock options	—	—	1,579	—	2	—	—	—	2
Stock-based compensation	—	—	—	—	1,057	—	—	—	1,057
Sale of common stock under Open Market Sales Agreement, net of issuance costs	—	—	931,250	1	2,281	—	—	—	2,282
Net loss	—	—	—	—	—	—	(18,978)	—	(18,978)
Balance at March 31, 2024	—	—	41,542,744	41	274,934	—	(264,080)	$—	10,895
Exercise of stock options	—	—	2,231	—	2	—	—	—	2
Stock-based compensation	—	—	—	—	625	—	—	—	625
Net loss	—	—	—	—	—	—	(11,162)	—	(11,162)
Balance at June 30, 2024	—	$—	41,544,975	$41	$275,561	$—	$(275,242)	$—	$360

Balance at December 31, 2022	8,700,885	$107,808	2,217,737	$2	$1,197	$(41)	$(158,223)	$14,395	$(142,670)
Stock-based compensation	—	—	—	—	265	—	—	—	265
Unrealized gain on marketable securities	—	—	—	—	—	177	—	—	177
Issuance of common stock for cash in pre-closing financing	—	—	3,730,608	4	30,636	—	—	—	30,640
Issuance of common stock upon settlement of convertible promissory note, accrued interest, and related derivative liability	—	—	5,059,338	5	42,442	—	—	—	42,447
Issuance of common stock to Sesen Bio shareholders in reverse capitalization	—	—	10,374,272	10	72,034	—	—	—	72,044
Conversion of convertible preferred stock and non-controlling interests to common stock	(8,700,885)	(107,808)	18,872,711	19	122,185	—	—	(14,395)	107,809
Net loss	—	—	—	—	—	—	(24,642)	—	(24,642)
Balance at March 31, 2023	—	—	40,254,666	40	268,759	136	(182,865)	—	86,070
Exercise of stock options	—	—	14,910	—	52	—	—	—	52
Stock-based compensation	—	—	—	—	330	—	—	—	330
Unrealized gain on marketable securities	—	—	—	—	—	129	—	—	129
Net loss	—	—	—	—	—	—	(19,876)	—	(19,876)
Balance at June 30, 2023	—	$—	40,269,576	$40	$269,141	$265	$(202,741)	$—	$66,705
See accompanying notes to unaudited interim consolidated financial statements.

CARISMA THERAPEUTICS INC.
Unaudited Consolidated Statement of Cash Flows
(in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(30,140)	$(44,518)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,948	1,420
Stock-based compensation expense	1,682	595
Reduction in the operating right of use assets	4,565	2,683
Amortization of debt discount	—	1,283
Change in fair value of derivative liability	—	84
Accretion on marketable securities	—	(569)
Write-off of property and equipment	67	—
Non-cash interest expense	159	68
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(7,493)	(1,210)
Accounts payable	(1,900)	659
Accrued expenses	1,580	(1,618)
Deferred revenue	(4,504)	(1,043)
Operating lease liabilities	(4,614)	(1,915)
Other liabilities	105	—
Net cash used in operating activities	(38,545)	(44,081)
Cash flows from investing activities:
Purchase of marketable securities	—	(34,460)
Proceeds from the sale of marketable securities	—	67,000
Purchases of property and equipment	(123)	(382)
Net cash (used in) provided by investing activities	(123)	32,158
Cash flows from financing activities:
Cash, cash equivalents and restricted cash acquired in connection with the reverse recapitalization	—	37,903
Payment of reverse recapitalization finance costs	—	(5,202)
Proceeds from the issuance of common stock in pre-closing financing	—	30,640
Payment of principal related to finance lease liabilities	(906)	(213)
Proceeds from failed sale-leaseback arrangement	686	1,020
Payment of finance liability from failed sale-leaseback arrangement	(645)	(88)
Proceeds from the exercise of stock options	4	52
Sale of common stock under Open Market Sales Agreement	2,286	—
Net cash provided by financing activities	1,425	64,112
Net (decrease) increase in cash, cash equivalents and restricted cash	(37,243)	52,189
Cash, cash equivalents and restricted cash at beginning of the period	77,605	24,194
Cash, cash equivalents and restricted cash at end of the period	$40,362	$76,383
See accompanying notes to unaudited interim consolidated financial statements.

CARISMA THERAPEUTICS INC.
Unaudited Consolidated Statement of Cash Flows
(in thousands)

	Six Months Ended June 30,
	2024	2023
Supplemental disclosures of cash flow information:
Cash paid for interest	$105	$88
Supplemental disclosure of non-cash financing and investing activities:
Conversion of convertible preferred stock and non-controlling interests upon Merger	$—	$122,204
Conversion of convertible promissory note, accrued interest and derivative liability upon Merger	$—	$42,447
Reverse recapitalization costs in accrued expenses	$—	$611
Unrealized gain on marketable securities	$—	$306
Deferred financing costs in accounts payable	$—	$86
Deferred financing costs in accrued expenses	$—	$60
Reclassification of deferred financing costs to additional paid-in capital	$4	$—
Right-of-use assets obtained in exchange for new operating lease liabilities	$4,337	$908
Right-of-use assets obtained in exchange for new financing lease liabilities	$1,660	$—
See accompanying notes to unaudited interim consolidated financial statements.

CARISMA THERAPEUTICS INC.
Notes to the Interim Consolidated Financial Statements

(1)    Background

Carisma Therapeutics Inc., a Delaware corporation (collectively with its subsidiaries, the Company), is a clinical-stage cell therapy company focused on using the Company’s proprietary cell therapy platform to develop transformative immunotherapies to treat cancer and other serious diseases. The Company has created this comprehensive cell therapy platform to enable the therapeutic use of engineered macrophages and monocytes, which belong to a subgroup of white blood cells called myeloid cells. The Company’s focus is its proprietary chimeric antigen receptor macrophage and monocyte (CAR-M) cell therapy platform, which redirects macrophages against specific tumor associated antigens and enables targeted anti-tumor immunity by utilizing genetically modified myeloid cells (macrophages and monocytes) to express chimeric antigen receptors (CARs), enabling these potent innate immune cells to recognize specific tumor associated antigens on the surface of tumor cells. The Company has an ex vivo oncology program and an in vivo oncology program. In addition, the Company utilizes its cell therapy platform to engineer macrophages with the potential to treat fibrosis.

Ex Vivo Oncology Program — The Company's lead product candidate, CT-0525, is intended to treat solid tumors that over-express human epidermal growth factor receptor 2 (HER2), a protein found on the surface of a variety of solid tumors, including breast cancer, gastric cancer, esophageal cancer, salivary gland cancer, and others. CT-0525 utilizes a novel approach to CAR-M therapy that engineers patients’ monocytes directly, without ex vivo differentiation into macrophages. The Company believes that engineering monocytes directly (CAR-Monocyte) will result in a therapy with favorable attributes compared to engineering after ex vivo differentiation (CAR-Macrophage) and that this approach has the potential to improve upon the anti-tumor effect seen with CAR-Macrophages.

In Vivo Oncology Program (Moderna Collaboration) — In addition to the Company's clinical program in ex vivo cell therapy, the Company has an in vivo mRNA/lipid nanoparticle (LNP) CAR-M program in partnership with ModernaTX Inc. (Moderna). This collaboration utilizes Moderna's mRNA/LNP technology, together with the Company's CAR-M platform technology, to create novel in vivo oncology off the shelf gene therapy products.

Fibrosis Program — Using its macrophage and monocyte engineering platform, the Company is also pursuing early research and development of multiple assets for the potential treatment of diseases beyond oncology, including fibrosis and other immunologic and inflammatory diseases. In the second quarter of 2024, the Company achieved preclinical proof of concept in its liver fibrosis program, demonstrating the anti-fibrotic potential of engineered macrophages in two liver fibrosis models.

The Company's first product candidate to enter clinical development, CT-0508, was the first CAR-Macrophage to be evaluated in a human clinical trial and was an anti-HER2 product candidate. The Company also enrolled six patients in a sub-study evaluating the co-administration of CT-0508 and pembrolizumab, a programmed cell death protein 1 checkpoint inhibitor, evaluating the safety and tolerability of the co-administration, along with several customary secondary endpoints.

In late March 2024, the Company and its board of directors approved a revised operating plan to reduce monthly operating expenses and conserve cash, which it began implementing in April 2024. Pursuant to the revised operating plan, the Company has prioritized CT-0525 as the Company's lead product candidate going forward, ceased further development of CT-0508, paused further development of CT-1119 pending additional financing, reduced its workforce, including employees engaged in research and development and general and administration activities, and decreased spending on other non-essential activities. As of July 2024, all clinical activities related to the Phase 1 clinical trial of CT-0508 and its sub-study utilizing CT-0508 in combination with pembrolizumab have been completed and no further development of CT-0508 is planned. The Company completed its workforce reduction and paid the majority of related costs in the second quarter of 2024.
(2)    Development-Stage Risks and Liquidity
The Company has incurred losses and negative cash flows from operations since inception and has an accumulated deficit of $275.2 million as of June 30, 2024. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales from its product candidates currently in development.

CARISMA THERAPEUTICS INC.
Notes to the Interim Consolidated Financial Statements
Management expects its cash and cash equivalents of $40.4 million as of June 30, 2024 and $2.0 million received in July 2024 under the Moderna Collaboration and License Agreement are sufficient to sustain planned operations into, but not through, the third quarter of 2025. As a result, the Company has concluded that there is substantial doubt about its ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. The Company's cash forecast contains estimates and assumptions, and management cannot predict the timing of all cash receipts and expenditures with certainty. Variances from management's estimates and assumptions could impact the Company's liquidity prior to the third quarter of 2025. The accompanying unaudited interim consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The unaudited interim consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liability that might result from the outcome of this uncertainty.
Management is currently evaluating different strategies to obtain the required funding for future operations. These strategies may include, but are not limited to, private placements of equity and/or debt, other offerings of equity and/or debt securities, licensing arrangements and/or marketing arrangements. There is no assurance that such financing will be available when needed. The Company also intends to continue to re-assess its expense allocation.
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
(3)    Summary of Significant Accounting Policies
Interim Financial Statements
The summary of significant accounting policies is included in the Company’s audited consolidated financial statements and related notes as of and for the year ended December 31, 2023 found in the Annual Report filed on Form 10-K filed with the Securities and Exchange Commission (SEC) on April 1, 2024.
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). Any references in these notes to applicable guidance is meant to refer to GAAP as found in Accounting Standards Codification (ASC) and Accounting Standards Update (ASU) promulgated by the Financial Accounting Standards Board (FASB).
The accompanying unaudited interim consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. In the opinion of management, the accompanying unaudited interim consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the unaudited interim consolidated financial statements) considered necessary to present fairly the Company’s financial position as of June 30, 2024 and its results of operations for the three and six months ended June 30, 2024 and 2023. Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. The unaudited interim consolidated financial statements, presented herein, do not contain all of the required disclosures under GAAP for annual financial statements. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes as of and for the year ended December 31, 2023 found in the Annual Report filed on Form 10-K filed with the SEC on April 1, 2024.
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

CARISMA THERAPEUTICS INC.
Notes to the Interim Consolidated Financial Statements
Significant areas that require management’s estimates include accrued research and development expenses.
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
The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis:

(in thousands)	Fair value measurement at reporting date using
	(Level 1)	(Level 2)	(Level 3)
June 30, 2024
Assets:
Cash equivalents – money markets accounts	$37,288	$—	$—
December 31, 2023
Assets:
Cash equivalents – money markets accounts	$62,999	$—	$—
During the six months ended June 30, 2024 and 2023, there were no transfers between Level 1, Level 2 and Level 3.
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

	June 30,
	2024	2023
Stock options	8,685,238	6,655,749
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
(4)    Prepaid Expenses and other assets
Prepaid expenses and other assets consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Research and development	$1,279	$278
Novartis credit (Note 6)	4,000	—
Collaboration Receivable (Note 10)	2,000	—
Deposits	1,548	891
Insurance	725	402
Other	807	1,295
	$10,359	$2,866

CARISMA THERAPEUTICS INC.
Notes to the Interim Consolidated Financial Statements
(5)    Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Research and development	$2,803	$3,131
Professional fees	414	1,366
Compensation and related expenses	1,562	3,100
Novartis termination fee (Note 6)	4,409	—
Other	53	65
	$9,241	$7,662
(6)    Commitments and Contingencies
Leases
The Company has operating leases for its laboratory and office space in Philadelphia, Pennsylvania. The Company’s operating leases have term end dates ranging from 2024 to 2029. The Company also has obligations under an arrangement for the use of certain laboratory equipment that are classified as finance leases that commenced in 2022 and have end dates ranging from 2024 to 2026. Effective February 2024, the Company renewed an existing operating lease with an end date through 2026. In April 2024, in connection with the revised operating plan, the Company notified the lessor that it would terminate the lease effective August 2024. In July 2024, the Company entered into an amendment extending the termination of the lease to June 2025 with an option to extend to December 2025.
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
The Company carries laboratory equipment from failed sale leasebacks, as property and equipment, net on the accompanying unaudited interim consolidated balance sheets. The ongoing lease payments are recorded as reductions to the finance liability and interest expense. As of June 30, 2024, the Company had a $2.0 million financing liability recorded in other current liabilities and other long-term liabilities on the unaudited interim consolidated balance sheets.
The elements of the lease costs were as follows (in thousands):

	Six Months Ended June 30,
	2024	2023
Operating lease cost	$3,154	$2,875
Finance lease cost:
Amortization of lease assets	1,008	593
Interest on lease liabilities	159	88
Total finance lease cost	1,167	681
Variable lease cost	672	653
Total lease cost	$4,993	$4,209

CARISMA THERAPEUTICS INC.
Notes to the Interim Consolidated Financial Statements
Lease term and discount rate information related to leases was as follows:

	June 30,
	2024	2023
Weighted-average remaining lease term (in years)
Operating leases	2.5	2.2
Finance leases	1.4	1.7

Weighted-average discount rate
Operating leases	9.8%	9.6%
Finance leases	9.0%	9.0%
Supplemental cash flow information was as follows (in thousands):

	Six Months Ended June 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash used in operating leases	$3,203	$2,584
Operating cash used in finance leases	$159	$88
Financing cash used in finance leases	$906	$213
Future maturities of lease liabilities were as follows as of June 30, 2024 (in thousands):

	Operating Leases	Finance Leases
Fiscal year ending:
2024 (remaining six months)	$1,177	$631
2025	219	1,261
2026	226	20
2027	233	—
2028	240	—
Thereafter	184	—
Total future minimum payments	2,279	1,912
Less imputed interest	(305)	(127)
Present value of lease liabilities	$1,974	$1,785
Manufacturing and Supply Agreement
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
On June 26, 2024, in furtherance of its revised operating plan, the Company terminated the Novartis Agreement. Upon termination, the Company incurred a termination fee equal to $4.0 million and recorded a $4.0 million accrued expense and

CARISMA THERAPEUTICS INC.
Notes to the Interim Consolidated Financial Statements
corresponding prepaid asset within the accompanying unaudited consolidated balance sheet. A prepaid asset was recorded as the Company has separately agreed with Novartis that if Novartis and the Company enter into an agreement for the tech transfer of another product to Novartis on or before December 31, 2024, then the $4.0 million termination fee shall be credited in full or in part against any amounts due from the Company to Novartis under such agreement relating to the substitute product. The Company and Novartis intend to negotiate a similar agreement with respect to CT-0525 in the fall of 2024.
Contingencies
Liabilities for loss contingencies, arising from claims, assessments, litigation, fines, penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated. No such loss contingencies were probable nor reasonably estimable as of June 30, 2024.
(7)    Stockholders’ Equity
Open Market Sales Agreement
On May 12, 2023, the Company entered into an Amended and Restated Open Market Sale AgreementSM with Jefferies LLC, as sales agent, pursuant to which the Company may offer and sell shares of its common stock with an aggregate offering price of up to $100.0 million under an “at-the-market" offering program. During the six months ended June 30, 2024, the Company sold 931,250 shares and received net proceeds of $2.3 million in connection with the Company's "at-the-market" offering program.
(8)    Stock-based Compensation
2017 Stock Incentive Plan
The Company adopted the CARISMA Therapeutics Inc. 2017 Stock Incentive Plan, as amended (the Legacy Carisma Plan), that provided for the grant of incentive stock options to employees, directors, and consultants. The maximum term of options granted under the Legacy Carisma Plan was ten years, and stock options typically vested over a four-year period. The Company’s stock options vest based on the terms in the awards agreements and generally vest over four years. Upon completion of the Merger, the Company assumed the Legacy Carisma Plan and the outstanding and unexercised options issued thereunder, and ceased granting awards under the Legacy Carisma Plan.
2014 Stock Incentive Plan
Stock options outstanding under the 2014 Amended and Restated Stock Incentive Plan (the 2014 Plan) generally vest over a four-year period and are exercisable for a period of ten years from the date of grant. As of June 30, 2024, approximately 3.8 million shares of common stock remained available for issuance.
2014 Employee Stock Purchase Plan
The Carisma Therapeutics Inc. 2014 Employee Stock Purchase Plan had 0.2 million shares of common stock available for issuance as of June 30, 2024.

CARISMA THERAPEUTICS INC.
Notes to the Interim Consolidated Financial Statements
The following table summarizes stock option activity for the six months ended June 30, 2024:

	Options	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2023	6,023,370	$3.94
Exercised	(3,810)	0.99		$4
Granted	3,674,365	1.77
Forfeited	(1,008,687)	4.70
Outstanding as of June 30, 2024	8,685,238	$2.93	8.14	$2,018
Exercisable as of June 30, 2024	3,487,670	$2.19	6.40	$1,517
The weighted-average grant-date per share fair values of options granted during the six months ended June 30, 2024 and 2023 were $1.45 and $4.43, respectively. The fair values in the six months ended June 30, 2024 and 2023 were estimated using the Black-Scholes option-pricing model based on the following assumptions:

Six Months Ended June 30,
	2024	2023
Risk-free interest rate	3.77% - 4.59%	2.92% - 4.03%
Expected term	6 years	6 years
Expected volatility	103.00% - 107.10%	57.77% - 65.00%
Expected dividend yield	—	—
Stock-Based Compensation Expense
The Company recorded stock-based compensation expense in the following expense categories in its accompanying unaudited interim consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development	$(44)	$24	$392	$34
General and administrative	669	306	1,290	561
	$625	$330	$1,682	$595
In connection with the revised operating plan, 869,800 options were forfeited during the three months ended June 30, 2024, resulting in a reduction in stock-based compensation expense related to research and development and general and administrative employees. The Company recognized stock-based compensation expense of $0.2 million related to the modification of Sesen Bio options assumed in connection with the Merger during six months ended June 30, 2023. Compensation cost for awards not vested as of June 30, 2024 was $11.8 million and will be expensed over a weighted-average period of 2.9 years.
(9)    Related-Party Transactions
The Company has outstanding licensing and scientific research agreements with the University of Pennsylvania (Penn), a significant stockholder as of June 30, 2023. As of December 31, 2023, Penn was no longer a significant stockholder. No expense was recognized for the three months ended June 30, 2023. The Company recognized $0.3 million of research and development expenses for the six months ended June 30, 2023 related to the Penn License Agreement.

CARISMA THERAPEUTICS INC.
Notes to the Interim Consolidated Financial Statements
The Company has a collaboration and license agreement with Moderna, a significant stockholder (Note 10).
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

At commencement, the Company identified several potential performance obligations within the Moderna License Agreement, including research and development services on research targets, option rights held by Moderna, a non-exclusive royalty-free license to use the Company’s intellectual property to conduct research and development activities and participation on the joint steering committee (JSC). The Company determined that there were 2 performance obligations comprised of (i) research and development services and (ii) option rights.

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
In June 2024, the Company received notice from Moderna that Moderna had nominated the first development candidate, an in vivo antigen receptor macrophage targeting Glypican-3 that is designed to treat solid tumors, including hepatocellular carcinoma. Pursuant to the terms of the Moderna License Agreement, the nomination triggered a $2.0 million milestone payment from Moderna to the Company. As a result, the Company recorded a collaboration receivable and recognized collaboration revenue of $2.0 million. On July 3, 2024, the Company received the $2.0 million payment from Moderna.

CARISMA THERAPEUTICS INC.
Notes to the Interim Consolidated Financial Statements
In addition, the Company reduced its $45.0 million deferred revenue liability associated with the option rights by recognizing $3.8 million in collaboration revenue, which represents a proportional reduction based on the 12 potential early stage targets.
The Company included the $45.0 million up-front and nonrefundable payment and $73.9 million of variable consideration for expected research and development services to be performed during the five-year contract term, inclusive of passthrough costs, in the transaction price as of the outset of the arrangement. During the three months ended June 30, 2024 and 2023, the Company recognized $9.2 million and $3.6 million, respectively, of collaboration revenues. During the six months ended June 30, 2024 and 2023, the Company recognized $12.6 million and $6.8 million, respectively, of collaboration revenues. Collaboration revenues for the three and six months ended June 30, 2024 include $3.8 million of deferred option rights revenue recognition and $2.0 million of milestones.
The Company recognized $31.6 million and $3.8 million, respectively, of research and development services and option right collaboration revenues since inception of the Moderna License Agreement through June 30, 2024. The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied as of June 30, 2024 (in thousands):

Transaction price unsatisfied
Performance obligations:
Research and development	$42,339
Option rights	41,250
Total performance obligations	$83,589
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
The following table summarizes the changes in deferred revenue (in thousands):

	Six Months Ended June 30,
	2024	2023
Balance at the beginning of the period	$46,413	$47,459
Deferral of revenue	6,090	5,760
Recognition of unearned revenue	(10,594)	(6,803)
Balance at the end of the period	$41,909	$46,416
The current portion of deferred revenue represents advanced payments received from Moderna for costs expected to be incurred by the Company within the next twelve months. The noncurrent portion of deferred revenue represents the unearned portion of the upfront, non-refundable and non-creditable payment allocated to Moderna's option rights of $41.3 million, which is not expected to be recognized within the next 12 months.
(11)    Subsequent Events
The Company has evaluated subsequent events from the balance sheet date through August 8, 2024, the issuance date of these unaudited interim consolidated financial statements, and has not identified any additional items that have not previously been mentioned elsewhere requiring disclosure.

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
Overview

We are a clinical-stage cell therapy company focused on using our proprietary cell therapy platform to develop transformative immunotherapies to treat cancer and other serious diseases. We have created this comprehensive cell therapy platform to enable the therapeutic use of engineered macrophages and monocytes, which belong to a subgroup of white blood cells called myeloid cells. Our focus is our proprietary chimeric antigen receptor macrophage and monocyte, or CAR-M, cell therapy platform, which redirects macrophages against specific tumor associated antigens and enables targeted anti-tumor immunity by utilizing genetically modified myeloid cells (macrophages and monocytes) to express chimeric antigen receptors, or CARs, enabling these potent innate immune cells to recognize specific tumor associated antigens on the surface of tumor cells.

We have an ex vivo oncology program and an in vivo oncology program. In addition, we utilize our cell therapy platform to engineer macrophages with the potential to treat fibrosis.

•Ex Vivo Oncology Program — The Company's lead product candidate, CT-0525, is intended to treat solid tumors that over-express human epidermal growth factor receptor 2, or HER2, a protein found on the surface of a variety of solid tumors, including breast cancer, gastric cancer, esophageal cancer, salivary gland cancer, and others. CT-0525 utilizes a novel approach to CAR-M therapy that engineers patients’ monocytes directly, without ex vivo differentiation into macrophages. We believe that engineering monocytes directly (CAR-Monocyte) will result in a therapy with favorable attributes compared to engineering after ex vivo differentiation (CAR-Macrophage) and that this approach has the potential to improve upon the anti-tumor effect seen with CAR-Macrophages. In November 2023, we received United States Food and Drug Administration, or FDA, clearance of our investigational new drug application, or IND, for CT-0525, we treated the first patient in the second quarter of 2024. CT-0525 also received FDA Fast Track designation in the second quarter of 2024. We expect to report initial data from the CT-0525 Phase 1 clinical trial by the end of 2024.

•In Vivo Oncology Program (Moderna Collaboration) — In addition to our clinical program in ex vivo cell therapy, we have an in vivo mRNA/lipid nanoparticle, or LNP, CAR-M program in partnership with ModernaTX Inc., or Moderna. This collaboration utilizes Moderna's mRNA/LNP technology, together with our CAR-M platform technology, to create novel in vivo oncology off the shelf gene therapy products. In November 2023, we announced preclinical proof of concept with this approach. In December 2023 we announced that the lead candidate nomination for the first target in the partnership. In June 2024, we announced the nomination of the first development candidate, or Development Candidate, under the collaboration. This Development Candidate targets Glypican-3, or GPC3, and is designed to treat solid tumors, including hepatocellular carcinoma, the most prevalent type of liver cancer and the fastest-rising cause of cancer-related death in the U.S. Beyond this Development Candidate, the collaboration has four additional selected targets and seven additional potential targets.

•Fibrosis Program — Using our macrophage and monocyte engineering platform, we are also pursuing early research and development of multiple assets for the potential treatment of diseases beyond oncology, including fibrosis and other immunologic and inflammatory diseases. In the second quarter of 2024, the Company achieved proof of concept in its liver fibrosis program, demonstrating the anti-fibrotic potential of engineered macrophages in two liver fibrosis models.

In late March 2024, the Company and its board of directors approved a revised operating plan to reduce monthly operating expenses and conserve cash, which it began implementing in April 2024. Pursuant to the revised operating plan, the Company has prioritized CT-0525 as the Company's lead product candidate going forward, ceased further development of CT-0508, will continue our fully funded program on in vivo CAR-M therapy in oncology in collaboration with Moderna, paused further development of CT-1119 pending additional financing, reduced its workforce, including employees engaged in research and development and general and administration activities, and decreased spending on other non-essential activities.

Management is currently evaluating different strategies to obtain the required funding for future operations. These strategies may include, but are not limited to, private placements of equity and/or debt, other offerings of equity and/or debt securities, licensing arrangements and/or marketing arrangements. We will also continue to re-assess our expense allocation.

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

Our lead product candidate, CT-0525, a CAR-Monocyte intended to treat solid tumors that over-express HER2, utilizes a novel approach to CAR-M therapy that engineers patients' monocytes directly, without ex vivo differentiation into macrophages, as we did for CT-0508. The CAR-Monocyte approach utilizes a single day manufacturing process, which enables the manufacture of up to ten billion cells from a single apheresis, and leverages an automated manufacturing process. In addition, the CAR-Monocyte approach has the potential to improve upon the potential anti-tumor effect of a CAR-Macrophage. By increasing the cell yield, a CAR-Monocyte enables a larger dose than a CAR-Macrophage. In addition, CAR-Monocyte has the potential for improved persistence and trafficking, which were observed in pre-clinical studies. We believe that the increased cell yield, and the improved persistence and trafficking may improve tumor control. Moreover, based on the final results relating to this early clinical trial of CT-0508, which are preliminary and limited, we believe that repeat dosing of CT-0525 in patients with HER2 overexpressing cancers could prolong pharmacologic efficacy and response.

Our Phase 1 clinical trial for CT-0525 is open for enrollment and we treated the first patient in May 2024. The FDA granted CT-0525 Fast Track designation in June 2024 and we expect to report initial data from the clinical trial by year-end 2024.

Our first product candidate to enter clinical development, CT-0508, was the first CAR-Macrophage to be evaluated in a human clinical trial and was an anti-HER2 product candidate. While the clinical trial has shown the product to be well tolerated, feasible to manufacture, to initiate remodeling off the TME and to have an anti-tumor effect, as of July 2024, all clinical activities related to the Phase 1 clinical trial of CT-0508 and its sub-study utilizing CT-0508 in combination with pembrolizumab have been completed and no further development of CT-0508 is planned. We recently completed analysis of circulating tumor DNA, or ctDNA, from 13 patients enrolled in groups 1 and 2 of our Phase 1 clinical trial of CT-0508. Based on preliminary results assessed to date, we observed that 75% (n=6/8) of evaluable HER2 3+ patients experienced a ctDNA reduction, indicating direct tumor killing activity. Zero percent (n=0/5) of evaluable HER2 2+ patients experienced a ctDNA reduction. In the 6 patients that experienced a ctDNA reduction, the median decrease was 81% (range 33%-93% decrease in ctDNA 4-weeks post treatment with CT-0508).

We also enrolled six patients in a substudy evaluating the co-administration of CT-0508 and pembrolizumab, a programmed cell death protein 1 checkpoint inhibitor, evaluating the safety and tolerability of the co-administration, along with several customary secondary endpoints. The study met its primary endpoints of safety, tolerability and manufacturing feasibility of CT-0508. The data demonstrate that the combination therapy was generally well-tolerated with no dose-limiting toxicities. The best overall response was stable disease (n=1/6), with corticosteroid administration and / or loss of human leukocyte antigen, or HLA, expression being key limitations to potential efficacy in three of the patients who experienced progressive disease. The correlative data concerning immune activation suggest a synergistic potential for the combination of CAR-M with pembrolizumab based on increased peripheral blood T cell clonality, T cell activation, and frequency of effector memory cluster of differentiation, or CD,8 T cells compared to CT-0508 alone. Supported by these safety and translational findings, as well as other results from the clinical trial of CT-0508, we intend to explore the strategy of combining CAR-M with pembrolizumab or another checkpoint inhibitor in the CT-0525 program.

Our pipeline also includes CT-1119, a mesothelin-targeted CAR-Monocyte, that has been paused pursuant to our revised operating plan pending additional financing.

In addition to the development of ex vivo CAR-M cell therapies, we are developing in vivo CAR-M cell therapies, wherein immune cells are directly engineered within the patient’s body. To advance our in vivo CAR-M therapeutics, in January

2022, we established the collaboration with Moderna by entering into the Moderna License Agreement. Under the Moderna License Agreement , we are developing in vivo CAR-M therapies utilizing Moderna's mRNA/LNP technology. As part of the Moderna License Agreement, as, we received a $45.0 million up-front cash payment and an investment by Moderna in the form of a $35.0 million convertible promissory note, which converted into shares of common stock in connection with the consummation of the Merger, in addition to future research funding and the opportunity for milestone payments and royalties. In the fourth quarter of 2023, we presented pre-clinical data from this collaboration demonstrating that CAR-M can be directly produced in vivo, successfully redirecting endogenous myeloid cells against tumor-associated antigens using mRNA/LNP. Additionally, the pre-clinical data demonstrated feasibility, tolerability, and early efficacy of in vivo CAR-M against metastatic solid tumors. In December 2023, we announced the nomination of the collaboration's first lead candidate, which will target an antigen present on a solid tumor with significant unmet medical need. In June 2024, we received notice from Moderna that Moderna had nominated the first development candidate, an in vivo antigen receptor macrophage targeting GPC3 that is designed to treat solid tumors. Pursuant to the terms of the Moderna License Agreement, the nomination triggered a $2.0 million milestone payment from Moderna to us. On July 3, 2024, we received the $2.0 million payment from Moderna.

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

Financial Operations

Our net losses were $30.1 million and $44.5 million for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, we had $40.4 million in cash and cash equivalents and an accumulated deficit of $275.2 million. We expect to devote substantial financial resources to our ongoing and planned activities, particularly as we conduct our clinical trial of CT-0525 and continue our other product development efforts. If we obtain marketing approval for CT-0525 or any other product candidate we are developing or develop in the future, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution. Furthermore, we expect to incur additional costs associated with operating as a public company. We believe our revised operating plan approved in March 2024 by our board of directors will facilitate cost control to support further development of our product candidates and other research and development programs.

As of June 30, 2024, we had 41,544,975 shares of common stock issued and outstanding. We will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise additional capital or obtain adequate funds on acceptable terms, we may be required to further delay, limit, reduce or terminate our discovery and product development programs or any future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. However, attempting to secure additional financing may divert the time and attention of our management from day-to-day activities and distract from our discovery and product development efforts. Considering the anticipated benefits of our revised operating plan, we believe that we have cash and cash equivalents sufficient to sustain our operating expenses and capital expenditure requirements into the third quarter of 2025.
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

Revised Operating Plan

In late March 2024, our board of directors approved a revised operating plan to reduce our monthly operating expenses and conserve cash, which we began implementing in April 2024. Pursuant to the revised operating plan, the Company has prioritized CT-0525 as the Company's lead product candidate going forward, ceased further development of CT-0508, paused further development of CT-1119 pending additional financing, will continue our fully funded program on in vivo CAR-M therapy in oncology in collaboration with Moderna, continue research efforts in our fibrosis program, reduced our workforce by 39 full-time employees (representing approximately 37% of our total workforce), including employees engaged in research and development and general and administration activities, and decreased spending on other non-essential activities. We completed our workforce reduction and paid the majority of related costs in the second quarter of 2024. As of July 2024, all clinical activities related to the clinical trial of CT-0508 and its sub-study utilizing CT-0508 in combination with pembrolizumab have been completed.

These changes have resulted in certain operating efficiencies which support our cash runway and support our product development programs as well as any potential collaborations or other strategic relationships we may enter into. We have incurred $1.6 million in connection with the reduction in workforce as of June 30, 2024, which primarily consists of one-time employee termination benefits directly associated with the workforce reduction. We paid the majority of these reduction in workforce amounts in the second quarter of 2024.

As part of the revised operating plan, on June 26, 2024, we notified Novartis Pharmaceuticals Corporation, or Novartis, of our termination of the our Manufacturing and Supply Agreement, dated March 1, 2023, relating to the manufacture of the our first product candidate to enter clinical development, CT-0508, or the Manufacturing Agreement. The termination is effective July 31, 2024. As a result of the termination of the Manufacturing Agreement, we will incur a termination fee of $4.0 million, or the Termination Fee, which is expected to be paid in the third quarter of 2024. We have separately agreed with Novartis that if we enter into an agreement for the tech transfer of another product, or a Substitute Product, to Novartis on or before December 31, 2024, then the Termination Fee shall be credited in full or in part against any amounts due to Novartis under such agreement relating to the Substitute Product.
Financial Operations Overview
Collaboration Revenues

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from the sale of products for the foreseeable future. Our revenues to date have been generated from the Moderna License Agreement. Moderna reimburses us for all costs incurred by it in connection with its research and development activities under the Moderna License Agreement plus a reasonable margin for the respective services performed. We expect that our revenue for at least the next several years will be derived primarily from the Moderna License Agreement, other current collaboration agreements and any additional collaborations that we may enter into in the future. To date, we have not received any royalties under the Moderna License Agreement.
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

Research and development activities are central to our business model. Product candidates in later stages of clinical development will generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect our research and development expenses to decrease in the remainder of 2024 as we have begun to implement our revised operating plan, including a reduction in workforce, prioritization of CT-0525 and a pause in development of CT-1119. We expect that our expenses will increase again in future years as we continue to advance our clinical trials and potentially progress additional product candidates.

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
Interest Income (Expense), Net
Interest income consists of interest earned on our excess cash. Interest expense consisted of interest on our finance leases and our convertible promissory note that was entered into concurrently with the Moderna License Agreement including non-cash interest expense associated with the amortization of the debt discount. The convertible promissory note was converted into common stock upon the closing of the Merger.
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
Income Taxes
Since inception, we have incurred significant net losses. We have provided a valuation allowance against the full amount of our deferred tax assets since, in our opinion, based upon our historical and anticipated future losses, it is more likely than not that the benefits will not be realized. As of June 30, 2024, we remained in a full valuation allowance position.

The utilization of our net operating loss carryforwards, or NOLs, may be subject to a substantial annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50 percent, as defined under Sections 382 and 383 of the Internal Revenue of 1986, or the Code, respectively, as well as similar state provisions. We have recorded a valuation allowance on all of our deferred tax assets, including deferred tax assets related to NOLs.

Results of Operations
Comparison of the Three Months Ended June 30, 2024 and 2023 (in thousands)

	Three Months Ended June 30,
	2024	2023
Collaboration revenues	$9,197	$3,560
Operating expenses:
Research and development	15,307	18,518
General and administrative	5,560	6,007
Total operating expenses	20,867	24,525
Operating loss	(11,670)	(20,965)
Change in fair value of derivative liability	—	—
Interest income (expense), net	508	1,177
Pre-tax loss	(11,162)	(19,788)
Income tax expense	—	(88)
Net loss	$(11,162)	$(19,876)
Collaboration Revenues
Collaboration revenues were $9.2 million and $3.6 million for the three months ended June 30, 2024 and 2023, respectively. The increase was primarily related to Moderna's Development Candidate nomination which resulted in $5.8 million of collaboration revenue consisting of $3.8 million of deferred option rights revenue recognition and $2.0 million of milestone revenue.
Research and Development Expenses
We track outsourced development, outsourced personnel costs and other external research and development costs of our CT-0508, CT-0525, and CT-1119 programs. We do not track internal research and development costs on a program-by-program basis. The following table summarizes our research and development expenses for the three months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,
	2024	2023
CT-0508 (1)	$2,052	$3,754
CT-0525	2,768	1,539
CT-1119 (1)	324	478
Personnel costs, including stock-based compensation (2)	5,479	5,061
Other clinical and pre-clinical development expenses	1,264	1,358
Facilities and other expenses	3,420	6,328
Total research and development expenses	$15,307	$18,518

(1) Consistent with our revised operating plan, development activities with respect to CT-0508 ceased, and as of July 2024, all remaining clinical activities related to CT-0508 were completed. We have also elected to pause further development of CT-1119, a mesothelin-targeted CAR-Monocyte, pending additional financing.

(2) In late March 2024, we approved a revised operating plan to reduce monthly operating expenses and conserve cash, which we began implementing in April 2024, including a reduction of workforce of which a majority of associated costs were paid in the second quarter of 2024.

Research and development expenses for the three months ended June 30, 2024 were $15.3 million, compared to $18.5 million for the three months ended June 30, 2023. The decrease of $3.2 million was primarily due to a $2.9 million decrease in our facilities and other expenses associated with a decrease in sponsored research agreement fees, a $1.7 million decrease in direct costs associated with CT-0508, a $0.2 million decrease in direct costs associated with the pre-clinical development related to CT-1119, a $0.1 million decrease in costs associated with a reduction in pass through studies, partially offset by a $1.2 million increase in direct costs associated with pre-clinical development of CT-0525 and a $0.5 million increase in personnel costs due to severance costs related to the revised operating plan.
General and Administrative Expenses
The following table summarizes our general and administrative expenses for the three months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,
	2024	2023
Personnel costs, including stock-based compensation (1)	$2,215	$1,822
Professional fees	2,039	3,207
Facilities and supplies	843	158
Insurance, taxes, and fees	380	752
Other expenses	83	68
Total general and administrative expenses	$5,560	$6,007

(1) In late March 2024, we approved a revised operating plan to reduce monthly operating expenses and conserve cash, which we began implementing in April 2024, including a reduction of workforce of which a majority of associated costs were paid in the second quarter of 2024.
General and administrative expenses for the three months ended June 30, 2024 were $5.6 million, compared to $6.0 million for the three months ended June 30, 2023. The decrease of $0.4 million was attributable to a $1.2 million decrease in professional fees as a result of non-recurring legal costs associated with the Merger in 2023, and a $0.4 million decrease in insurance costs, partially offset by a $0.7 million increase in facilities and supplies due to a rise in office expenditures, and a $0.5 million increase in personnel costs which includes a raise in salaries and headcount, stock-based compensation, and severance costs related to the revised operating plan.
Interest Income (Expense), Net
We recognized $0.5 million and $1.2 million in interest income (expense), net for the three months ended June 30, 2024 and 2023, respectively, primarily attributable to interest earned on excess cash, partially offset by interest on our finance leases.
Income Tax Expense
We recorded $0.1 million of income tax expense for the three months ended June 30, 2023 based on projected taxable income for the year ended December 31, 2023. We had no such income tax expense for the three months ended June 30, 2024.

Comparison of the Six Months Ended June 30, 2024 and 2023 (in thousands)

	Six Months Ended June 30,
	2024	2023
Collaboration revenues	$12,594	$6,803
Operating expenses:
Research and development	32,769	35,159
General and administrative	11,005	15,581
Total operating expenses	43,774	50,740
Operating loss	(31,180)	(43,937)
Change in fair value of derivative liability	—	(84)
Interest income (expense), net	1,040	(300)
Pre-tax loss	(30,140)	(44,321)
Income tax expense	—	(197)
Net loss	$(30,140)	$(44,518)
Collaboration Revenues
Collaboration revenues were $12.6 million and $6.8 million for the six months ended June 30, 2024 and 2023, respectively. The increase was primarily related to Moderna's Development Candidate nomination which resulted in $5.8 million of collaboration revenue consisting of $3.8 million of deferred option rights revenue recognition and $2.0 million of milestone revenue.
Research and Development Expenses
We track outsourced development, outsourced personnel costs and other external research and development costs of our CT-0508, CT-0525, and CT-1119 programs. We do not track internal research and development costs on a program-by-program basis. The following table summarizes our research and development expenses for the six months ended June 30, 2024 and 2023 (in thousands):

	Six Months Ended June 30,
	2024	2023
CT-0508 (1)	$3,202	$5,586
CT-0525	5,184	3,214
CT-1119 (1)	730	478
Personnel costs, including stock-based compensation (2)	11,306	10,015
Other clinical and pre-clinical development expenses	2,735	2,980
Facilities and other expenses	9,612	12,886
Total research and development expenses	$32,769	$35,159

(1) Consistent with our revised operating plan, development activities with respect to CT-0508 ceased, and as of July 2024, all remaining clinical activities related to CT-0508 were completed. We have also elected to pause further development of CT-1119, a mesothelin-targeted CAR-Monocyte, pending additional financing.

(2) In late March 2024, we approved a revised operating plan to reduce monthly operating expenses and conserve cash, which we began implementing in April 2024, including a reduction of workforce of which a majority of associated costs were paid in the second quarter of 2024.
Research and development expenses for the six months ended June 30, 2024 were $32.8 million, compared to $35.2 million for the six months ended June 30, 2023. The decrease of $2.4 million was primarily due to a $3.3 million decrease in our facilities and other expenses associated with a decrease in sponsored research agreement fees and laboratory costs, a

$2.5 million decrease in direct costs associated with CT-0508, a $0.2 million decrease in costs associated with a reduction in pass through studies, partially offset by a $2.0 million increase in direct costs associated with pre-clinical development of CT-0525, a $1.3 million increase in personnel costs which includes severance payments associated with the revised operating plan, and a $0.3 million increase in direct costs associated with the pre-clinical development related to CT-1119.
General and Administrative Expenses
The following table summarizes our general and administrative expenses for the six months ended June 30, 2024 and 2023 (in thousands):

	Six Months Ended June 30,
	2024	2023
Personnel costs, including stock-based compensation (1)	$4,666	$7,798
Professional fees	4,240	6,111
Facilities and supplies	1,073	267
Insurance, taxes, and fees	602	956
Other expenses	424	449
Total general and administrative expenses	$11,005	$15,581

(1) In late March 2024, we approved a revised operating plan to reduce monthly operating expenses and conserve cash, which we began implementing in April 2024, including a reduction of workforce of which a majority of associated costs were paid in the second quarter of 2024.
General and administrative expenses for the six months ended June 30, 2024 were $11.0 million, compared to $15.6 million for the six months ended June 30, 2023. The decrease of $4.6 million was attributable to $3.1 million decrease in personnel costs including severance and related costs resulting from the Merger in 2023 offset by an increase in salaries and headcount, stock-based compensation and severance costs associated with the revised operating plan, a $1.9 million decrease in professional fees as a result of non-recurring legal costs associated with the Merger, and a $0.4 million decrease in taxes and insurance, partially offset by a $0.8 million increase in facilities and supplies due to a rise in office expenditures.
Interest Income (Expense), Net
We recognized $1.0 million in interest income (expense), net for the six months ended June 30, 2024, which was primarily attributable to interest earned on excess cash, partially offset by interest on our finance leases.
We recognized $(0.3) million in interest income (expense), net for the six months ended June 30, 2023, which was attributable primarily to the accelerated amortization of the debt discount as a result of the settlement of the convertible promissory note at the closing of the Merger and interest expense on the outstanding principal balance associated with the convertible promissory note issued to Moderna through March 7, 2023, offset by interest income of $1.6 million.
Change in Fair Value of Derivative Liability

We recognized a $0.1 million non-cash charge for the six months ended June 30, 2023, for the increase in fair value of the derivative liability associated with the redemption feature of the convertible promissory note with Moderna, which was attributable to the timing in which we expected the accrued settlement event to occur. There was no change in fair value of derivative liability for the six months ended June 30, 2024.
Income Tax Expense
We recorded $0.2 million of income tax expense for the six months ended June 30, 2023 based on projected taxable income for the year ended December 31, 2023. We had no such income tax expense for the six months ended June 30, 2024.

Liquidity and Capital Resources
Sources of Liquidity

As of June 30, 2024, we had $40.4 million in cash and cash equivalents and an accumulated deficit of $275.2 million. To date, we have not yet commercialized any products or generated any revenue from product sales and have financed operations primarily with proceeds from sales of preferred stock, proceeds from our collaboration with Moderna, research tax credits and convertible debt financing. Under the Moderna License Agreement we anticipate receiving $73.9 million over the term of the contract for expected research and development services to be performed by us, inclusive of pass-through costs, to be billed quarterly. Through June 30, 2024, we have generated $37.3 million of collaboration revenues related to research and development services, option rights, and milestone payments. Under the terms of the Moderna License Agreement, assuming Moderna develops and commercializes 12 products, each directed to a different development target, we are eligible to receive up to between $247.0 million and $253.0 million per product in development target designation, development, regulatory and commercial milestone payments.

On April 17, 2023, we filed a universal shelf registration statement on Form S-3, which was declared effective on May 2, 2023, or the Registration Statement. Under the Registration Statement, we may offer and sell up to $300.0 million of a variety of securities, including debt securities, common stock, preferred stock, depositary shares, subscription rights, warrants and units from time to time in one or more offerings at prices and on terms to be determined at the time of the offering. On May 12, 2023, we entered into an Amended and Restated Open Market Sale AgreementSM, or the Sale Agreement, with Jefferies LLC, as sales agent, pursuant to which we may offer and sell shares of our common stock with an aggregate offering price of up to $100.0 million under an “at-the-market" offering program. As of June 30, 2024, we have sold 1,157,783 shares for gross proceeds of $3.0 million.
Cash Flows
The following table shows a summary of our cash flows for the six months ended June 30, 2024 and 2023 (in thousands):

	Six Months Ended June 30,
	2024	2023
Cash (used in) provided by
Operating activities	$(38,545)	$(44,081)
Investing activities	(123)	32,158
Financing activities	1,425	64,112
Net change in cash, cash equivalents and restricted cash	$(37,243)	$52,189
Cash Flows from Operating Activities
During the six months ended June 30, 2024, we used $38.5 million of net cash in operating activities. Cash used in operating activities reflected our net loss of $30.1 million that was offset by $8.4 million of non-cash charges related to depreciation and amortization expense, stock-based compensation, reductions in the operating right of use, or ROU assets, and non-cash interest on the finance lease liability and a $16.8 million net change in our operating assets and liabilities attributable to the timing in which we pay our vendors for research and development activities.
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
Cash Flows from Investing Activities
During the six months ended June 30, 2024, cash used in investing activities reflected purchases of property and equipment.

During the six months ended June 30, 2023, we received $32.2 million of net cash in investing activities. Cash provided by investing activities reflected $67.0 million of proceeds from the sale of marketable securities, partially offset by purchases of marketable securities of $34.5 million and the purchase of property and equipment of $0.4 million.
Cash Flows from Financing Activities
During the six months ended June 30, 2024, we received $1.4 million of net cash from financing activities, primarily attributable to $2.3 million from the sale of common stock in connection with the Sale Agreement and $0.7 million in proceeds from failed-sale leaseback arrangements, partially offset by $0.9 million in payments of principal related to finance lease liabilities, and $0.6 million in payments of finance liability from failed-sale leaseback arrangements.
During the six months ended June 30, 2023, we received $64.1 million of net cash from financing activities, primarily attributable to the $37.9 million in the cash and cash equivalents acquired in connection with the Merger and $30.6 million in proceeds from the issuance of common stock in pre-closing financing, partially offset by $5.2 million in payments of financing costs.
Funding Requirements

We expect to devote substantial financial resources to our ongoing and planned activities, particularly as we conduct our planned clinical trial of CT-0525, advance our discovery programs and continue our product development efforts. As of June 30, 2024, we had cash and cash equivalents of $40.4 million. We believe that the revised operating plan approved in March 2024 by our board of directors will reduce our spending such that our liquidity is sufficient to sustain our operating expenses and capital expenditure requirements into the third quarter of 2025. As a result, we have concluded that there is substantial doubt about our ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. We have based our estimate regarding the sufficiency of our cash resources on assumptions that may prove to be wrong, and our revised operating plan may change as a result of many factors currently unknown to us.
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

Contractual Obligations and Commitments
The following table summarizes our contractual obligations and commitments at June 30, 2024 (in thousands):

	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	More than 5 Years
Contractual obligations:
Operating lease commitments(1)	$2,279	$1,177	$445	$473	$184
Finance lease commitments	1,912	630	1,282	—	—
Manufacturing commitments(2)	4,000	4,000	—	—	—
Total contractual obligations	$8,191	$5,807	$1,727	$473	$184
(1)Reflects obligations pursuant to our office and laboratory leases in Philadelphia, Pennsylvania.
(2)Reflects obligations pursuant to a manufacturing and supply agreement pursuant to which we will pay $1.0 million per calendar year, payable in quarterly payments, for reserved capacity starting on the date on which the manufacturing site is declared ready to produce CT-0508 as determined by us. In June 2024, the Company terminated the Novartis Agreement for CT-0508 and is in the process of potentially selecting a substitute product. Upon termination, the Company recorded a $4.0 million liability and corresponding prepaid asset within the accompanying unaudited consolidated balance sheet.

The commitment amounts in the table above are associated with contracts that are enforceable and legally binding and that specify all significant terms, including fixed or minimum services to be used, fixed, minimum or variable price provisions, and the approximate timing of the actions under the contracts. Our contracts with CMOs, CROs and other third parties for the manufacture of our product candidates and to support pre-clinical research studies and clinical testing are generally cancellable by us upon prior notice and do not contain any minimum purchase commitments. Payments due upon cancellation consisting only of payments for services provided or expenses incurred, including noncancellable obligations of our service providers, up to the date of cancellation are not included in the table above as the amount and timing of such payments are not known.
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
During the six months ended June 30, 2024, there were no material changes to our critical accounting policies and estimates from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K filed with the SEC on April 1, 2024.
Recent Accounting Pronouncements
See Note 3 to our unaudited interim consolidated financial statements found in this Quarterly Report on Form 10-Q for a description of recent accounting pronouncements applicable to our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. Our interest-earning assets consist of cash, cash equivalents and marketable securities. Interest income earned on these assets was $1.4 million and $1.6 million for the six months ended June 30, 2024 and 2023, respectively. Our interest income is sensitive to changes in the general level of interest rates, primarily U.S. interest rates.
Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three months ended June 30, 2024 and 2023.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer have evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of June 30, 2024. The term “disclosure controls and procedures,” as defined in the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based on the evaluation of our disclosure controls and procedures as of June 30, 2024, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. As of the date of this Quarterly Report on Form 10-Q, we were not a party to any material legal matters or claims.
Item 1A. Risk Factors.
Investing in our common stock involves a high degree of risk. You should carefully consider the risk factors set forth below, as well as the other information in this Quarterly Report on Form 10-Q, including our financial statements and the related notes and the section of this Quarterly Report on Form 10-Q titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” before deciding whether to purchase our securities. The risks and uncertainties we describe below and in the filings mentioned above are not the only ones we face. Additional risks and uncertainties not presently known to us could adversely affect our business, operating results and financial condition, as well as adversely affect the value of an investment in our securities, and the occurrence of any of these risks might cause you to lose all or part of your investment.
Summary of Risk Factors
•We have incurred significant losses since our inception. We expect to continue to incur significant expenses and operating losses for the foreseeable future and may never achieve or maintain profitability.
•We will need substantial additional funding for our continuing operations. Attempting to secure additional financing may divert the time and attention of our management from day-to-day activities and distract from our discovery and product development efforts. If we are unable to raise additional capital when needed or on acceptable terms, we could be forced to further delay, reduce or eliminate some or all of our discovery or product development programs or commercialization efforts.
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
•We rely, and expect to continue to rely, on third parties to manufacture our drug substance and drug product, and those third parties may not perform satisfactorily, including failing to meet deadlines to provide adequate drug product for our clinical trials. This may prevent or delay our ability to complete our clinical trials and to seek or obtain marketing approval for or commercialize our product candidates or otherwise harm our business. If we are not able to maintain these third-party relationships or if these arrangements are terminated, we may have to alter our development and commercialization plans and our business could be adversely affected.

•We currently, and may in the future, rely on single-source suppliers for certain materials and components used in the manufacturing of our product candidates. Any disruption in supply from these single-source suppliers could lead to supply delays or interruptions which would materially adversely affect our business, financial condition and results of operations.
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

Since inception, we have incurred significant operating losses. Our net losses were $11.2 million and $19.9 million for the three months ended June 30, 2024 and 2023, respectively. To date, we have not yet commercialized any products or generated any revenue from product sales and have financed our operations primarily with proceeds from sales of our preferred stock, proceeds from our collaboration with Moderna, research tax credits and convertible debt financing. We have devoted substantially all of our financial resources and efforts to pursuing discovery, research and early clinical development of our product candidates. We are in the early-stages of development of our lead product candidate, CT-0525. We treated the first patient in the Phase 1 clinical trial of CT-0525 in May 2024 and received Fast Track designation from the FDA in June 2024.
We expect to continue to incur significant expenses and operating losses for the foreseeable future, including costs associated with operating as a public company. We anticipate that our expenses will increase substantially if and as we:
•enhance the capabilities of our CAR-M platform;
•continue to conduct a clinical trial of CT-0525 for solid tumors that over-express HER2;
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
•make any payments under our existing or future strategic collaboration agreements, global exclusive rights licensing agreements or sponsored research agreements, including with Moderna;
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
Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve or maintain profitability. Our expenses could increase beyond our expectations if, among other things:
•we are required by regulatory authorities in the United States, Europe, or other jurisdictions to perform trials or studies in addition to, or different than, those that we currently expect;
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

We recently initiated clinical development of our lead product candidate, CT-0525 and have completed all remaining clinical activities under our Phase 1 clinical trial of CT-0508, which we do not plan to develop further at this time. We are in the pre-clinical testing stages for our other product candidates. We expect that it will be a number of years, if ever, before we have a product candidate ready for commercialization. To become and remain profitable, we must succeed in completing development of, obtaining marketing approval for and eventually commercializing, one or more products that generate significant revenue. The ability to achieve this success will require us to be effective in a range of challenging activities, including completing clinical development of CT-0525, completing discovery, pre-clinical testing and clinical development of CT-0525 in the combination setting and for potential additional indications, timely filing and receiving acceptance of our IND applications, in order to commence our planned or future clinical trials, successfully enrolling subjects in, and completing, our ongoing and planned clinical trials, scaling up our manufacturing processes and capabilities to support clinical trials of CT-0525 or of other product candidates, obtaining marketing approval for CT-0525 or any other product candidates, manufacturing, marketing and selling any products for which we may obtain marketing approval and maintaining a continued acceptable safety profile of our products following approval. We may never succeed in these activities and, even if we do, we may never generate revenues that are significant enough to achieve profitability.
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
We initiated our first clinical trial in 2020, have no products that are approved for commercial sale and may never be able to develop marketable products. We expect that a substantial portion of our efforts and expenditures for the foreseeable future will be devoted to CT-0525 and related combination sub-studies, including CT-0525 in combination with pembrolizumab or another checkpoint inhibitor. Our business currently depends heavily on the successful development, marketing approval and commercialization of CT-0525, and the success of related combination sub-studies. We cannot be certain that CT-0525 or any combination therapy involving CT-0525 will achieve success in ongoing or future clinical trials, receive marketing approval or be successfully commercialized.
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
As of June 30, 2024, we had cash and cash equivalents of $40.4 million that we believe are sufficient to sustain our planned operations and capital expenditure requirements into the third quarter of 2025. However, we have based this estimate on assumptions that may prove to be wrong, and our revised operating plan may change as a result of many factors currently unknown to us. In addition, changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control. As a result, we could deplete our capital resources sooner than we currently expect. In addition, because the successful development of CT-0525 and any combination studies or other product candidates that we pursue is highly uncertain, at this time we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the development of any product candidate.
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
We are early in our development efforts. We initiated our first Phase 1 clinical trial in 2020. We received a Study May Proceed notification from the FDA for CT-0525 in November 2023, treated our first patient in our Phase 1 clinical trial in May 2024 and received Fast Track designation from the FDA in June 2024. We expect to report initial data from the clinical trial by year-end 2024.
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

We dosed the first patient in our Phase 1 clinical trial of CT-0525 in May 2024. Our other product candidates, including those in our fibrosis program, are in pre-clinical development. The risk of failure for CT-0525 and our other product candidates is high. It is impossible to predict when or if CT-0525 or any of our other product candidates will prove effective or safe in humans or will receive marketing approval. Before obtaining marketing approval from regulatory authorities for the sale of a product candidate, we must complete pre-clinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of such product candidate in humans. Clinical trials may fail to demonstrate that CT-0525 or any of our other product candidates are safe for humans and effective for indicated uses. Even if the clinical trials are successful, changes in marketing approval policies during the development period, changes in or the enactment or promulgation of additional statutes, regulations or guidance or changes in regulatory review for each submitted product application may cause delays in the approval or rejection of an application.
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
In addition, the FDA’s and other regulatory authorities’ policies with respect to clinical trials may change and additional government regulations may be enacted. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies governing clinical trials, our development plans may be impacted. For example, in December 2022, with the passage of the Food and Drug Omnibus Reform Act of 2022, or FDORA, Congress required sponsors to develop and submit a diversity action plan, or DAP, for each phase 3 clinical trial or any other “pivotal study” of a new drug or biological product. These plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA-regulated products. Specifically, DAPs must include the sponsor’s goals for enrollment, the underlying rationale for those goals, and an explanation of how the sponsor intends to meet them. In June 2024, as mandated by FDORA, the FDA issued draft guidance outlining the general requirements for DAPs. Unlike most guidance documents issued by the FDA, the DAP guidance when finalized will have the force of law because FDORA specifically dictates that the form and manner for submission of DAPs are specified in FDA guidance.
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
Further, cancer therapies are sometimes characterized as first-line, second-line, or third-line, and the FDA often approves new therapies initially only for second-line or third-line use. When cancer is detected early enough, first-line therapy, usually hormone therapy, surgery, radiation therapy, chemotherapy or a combination of these, is sometimes adequate to cure the cancer or prolong life without a cure. Second- and third-line therapies are administered to patients when prior therapy is not effective. For any of our products that prove to be sufficiently beneficial, we would expect to seek approval potentially as a first-line therapy, but any product candidates we develop, even if approved, may not be approved for first-line therapy, and, prior to any such approvals, we may have to conduct additional clinical trials.

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
From time to time, we may announce or publish interim or preliminary results from our clinical trials. Interim results from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as participant enrollment continues and more participant data become available. We also make assumptions, estimations, calculations, and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully evaluate all data. Preliminary or interim results also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim and preliminary data should be viewed with caution until the final data are available. Adverse differences between preliminary or interim data and final data could be material and could significantly harm our reputation and business prospects and may cause the trading price of our common stock to fluctuate significantly.
If we experience delays or difficulties in the enrollment of patients in our clinical trials for CT-0525 or any of our other product candidates, our receipt of necessary marketing approvals could be delayed or prevented.
Identifying and qualifying patients to participate in our clinical trial for CT-0525 and any other product candidates in the future is critical to our success. Successful and timely completion of clinical trials will require that we enroll a sufficient number of patients who remain in the trial until its conclusion. We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside of the United States. In particular, our clinical trial of CT-0525 is open for enrollment and the first patient was treated in May 2024. In addition, some of our competitors have ongoing clinical trials for product candidates that treat the same indications as our product candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates. We cannot predict how successful we will be at enrolling subjects in future clinical trials. Patient enrollment is affected by a variety of other factors, including:
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

Our Phase 1 clinical trial of CT-0525 is open for enrollment and the first patient was treated in May 2024. If CT-0525 or any other product candidate is associated with serious adverse events or undesirable side effects in clinical trials or have characteristics that are unexpected in clinical trials or pre-clinical testing, we may need to abandon development of such product candidate or limit development to more narrow uses or subpopulations in which the serious adverse events, undesirable side effects or unexpected characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. In pharmaceutical development, many compounds that initially show promise in early-stage or clinical testing are later found to cause side effects that delay or prevent further development of the compound or decrease the size of the patient population for whom the compound could ultimately be prescribed. For example, while CT-0508 has been generally well tolerated based on the preliminary and limited clinical results from our Phase 1 clinical trial, such results may not be predictive or indicative of the preliminary clinical results from our Phase 1 clinical trial of our lead product candidate, CT-0525, or the successful development, marketing approval and eventual commercialization of CT-0525.
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
We initiated our Phase 1 clinical trial of CT-0525 and the first patient was treated in May 2024. We are in the pre-clinical testing stages for our other product candidates. Clinical trials will be conducted in carefully defined subsets of patients who have agreed to enter into clinical trials. Consequently, it is possible that our clinical trials may indicate an apparent positive effect of a product candidate that is greater than the actual positive effect, if any, or alternatively fail to identify undesirable side effects. If one or more of our product candidates receives marketing approval, and we, or others, later discover that they are less effective than previously believed, or cause undesirable side effects, a number of potentially significant negative consequences could result, including:
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

Because we have limited financial and managerial resources, we focus on discovery programs and product candidates that we identify for specific indications. As a result, we have and may in the future forego or delay the pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. In late March 2024, we determined to focus our ex vivo oncology clinical development efforts on our lead product candidate CT-0525, cease further development of CT-0508, and pause further development of CT-1119 for expense reduction purposes. We may further curtail, pause, delay or cease development of other product candidates at any stage of pre-clinical or clinical development based on a variety of factors, including our judgments regarding costs or timing of further development, probability of success of clinical development, regulatory requirements, commercial potential, relative benefits and costs compared to other product candidates in our portfolio, and our overall corporate strategy. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future discovery and product development programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate. Failure to allocate resources or capitalize on strategies in a successful manner will have an adverse impact on our business.
We plan to evaluate CT-0525 in combination with pembrolizumab or another checkpoint inhibitor and may evaluate CT-0525 in combination with other drugs. If the FDA or similar regulatory authorities outside of the United States do not approve these other drugs, revoke their approval of such drugs, or if safety, efficacy, manufacturing or supply issues arise with the drugs we choose to evaluate in combination with CT-0525, we may be unable to obtain approval of CT-0525 or market CT-0525.

We initiated our Phase 1 clinical trial of CT-0525 and the first patient was treated in May 2024. We also plan to conduct a sub-study of our Phase 1 clinical trial utilizing CT-0525 in combination with pembrolizumab or another checkpoint inhibitor and may evaluate CT-0525 in combination with other drugs in the future.

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

We currently, and may in the future, rely on single-source suppliers for certain materials and components used in the manufacturing of our product candidates.

We currently, and may in the future, rely on single-source suppliers for certain materials and components used in the manufacturing of our product candidates. There are, for certain of these materials and components, few, if any, alternative sources of supply and there is limited need for multiple suppliers at this stage of our business. We cannot ensure that these suppliers will remain in business, have sufficient capacity or supply to meet our needs, be able to supply materials to us at costs that are acceptable to us, or that they will not be purchased by one of our competitors or another company that is not interested in continuing to work with us. Our use of single-source suppliers of certain materials and components exposes us to several risks, including disruptions in supply, price increases or late deliveries. This supplier may be unable or unwilling to meet our future demands for our clinical trials. Establishing additional or replacement suppliers for these materials and components could take a substantial amount of time and it may be difficult to establish replacement suppliers who meet regulatory requirements. Any disruption in supply from these single-source suppliers could lead to supply delays or interruptions which would materially adversely affect our business, financial condition and results of operations.
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
Our discovery engine is supplemented by academic collaborations to expand our platform, which we rely upon to advance our development and commercialization plans for our product candidates. For example, in August 2020, we entered into a scientific research and licensing agreement with Nathaniel R. Landau, Ph.D. and NYU Langone Health through which we obtained exclusive rights to develop their Vpx lentiviral vector globally for all indications. In addition, we, from time to time, may enter into academic research collaborations to explore the development of new technologies and indications.
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

Under the BPCIA, a reference biological product is granted 12 years of data exclusivity from the time of first licensure of the product, and the FDA will not accept an application for a biosimilar or interchangeable product based on the reference biological product until four years after the date of first licensure of the reference product In addition, the licensure of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still develop and receive approval of a competing biologic, so long as its biologics license application, or BLA, does not reply on the reference product, sponsor’s data or submit the application as a biosimilar application.

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

Further, under the Pediatric Research Equity Act of 2003, or PREA, a BLA or supplement to a BLA for certain biological products must contain data to assess the safety and effectiveness of the biological product in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective, unless the sponsor receives a deferral or waiver from the FDA. A deferral may be granted for several reasons, including a finding that the product or therapeutic candidate is ready for approval for use in adults before pediatric trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric trials begin. The applicable legislation in the European Union also requires sponsors to either conduct clinical trials in a pediatric population in accordance with a Pediatric Investigation Plan approved by the Pediatric Committee of the EMA or to obtain a waiver or deferral from the conduct of these studies by this Committee. For any of our product candidates for which we are seeking regulatory approval in the United States or the European Union, we cannot guarantee that we will be able to obtain a waiver or alternatively complete any required studies and other requirements in a timely manner, or at all, which could result in associated reputational harm and subject us to enforcement action.
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
Additionally, we could face heightened risks with respect to obtaining marketing authorization in the United Kingdom as a result of the withdrawal of the United Kingdom from the European Union, commonly referred to as Brexit. The United Kingdom is no longer part of the European Single Market and EU Customs Union. As of January 1, 2021, the Medicines and Healthcare products Regulatory Agency, or MHRA, became responsible for supervising medicines and medical devices in Great Britain, or GB, comprising England, Scotland and Wales under domestic law, whereas under the terms of the Northern Ireland Protocol, Northern Ireland is currently subject to EU rules. The United Kingdom and European Union have however agreed to the Windsor Framework which fundamentally changes the existing system under the Northern Ireland Protocol, including with respect to the regulation of medicinal products in the United Kingdom. From January 1, 2025, the changes introduced by the Windsor Framework will see the MHRA be responsible for approving all medicinal products destined for the United Kingdom market (i.e., GB and Northern Ireland), and the EMA will no longer have any role in approving medicinal products destined for Northern Ireland. Any delay in obtaining, or an inability to obtain, any marketing authorizations, as a result of Brexit or otherwise, may force us to restrict or delay efforts to seek regulatory approval in the United Kingdom for our product candidates, which could significantly and materially harm our business.

In addition, foreign regulatory authorities may change their approval policies and new regulations may be enacted. For instance, the EU pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. The European Commission’s proposal for revision of several legislative instruments related to medicinal products (potentially reducing the duration of regulatory data protection, revising the eligibility for expedited pathways, etc.) was published on April 26, 2023. On April 10, 2024, the European Parliament adopted a position on the proposal requesting several amendments to the package. The proposed revisions remain to be agreed and adopted by the European Parliament and European Council and the proposals may therefore be substantially revised before adoption, which is not anticipated before early 2026. The revisions may, however, have a significant impact on the pharmaceutical industry and our business in the long term.
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
Inadequate funding for the FDA, the SEC and other government agencies, including from government shutdowns, or other disruptions to these agencies’ operations, could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.
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

Any product for which we obtain marketing approval, as well as the manufacturing processes, post-approval studies and measures, labeling, advertising and promotional activities for such product, among other things, will be subject to ongoing requirements of and review by the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping. Even if marketing approval of a product is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to the conditions of approval, including the requirement to implement a Risk Evaluation and Mitigation Strategy, or REMS.

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

Finally, our ability to develop and market new drug products may be impacted if litigation challenging the FDA’s approval of another company’s drug continues. In April 2023, the U.S. District Court for the Northern District of Texas invalidated the approval by the FDA of mifepristone, a drug product which was originally approved in 2000 and whose distribution is governed by various measures adopted under a REMS. The Court of Appeals for the Fifth Circuit declined to order the removal of mifepristone from the market but did hold that plaintiffs were likely to prevail in their claim that changes allowing for expanded access of mifepristone, which the FDA authorized in 2016 and 2021, were arbitrary and capricious. In June 2024, the Supreme Court reversed and remanded that decision after unanimously finding that the plaintiffs did not have standing to bring this legal action against the FDA. Depending on the outcome of this litigation, if it continues, our ability to develop new drug product candidates and to maintain approval of existing drug products is at risk and could be delayed, undermined or subject to protracted litigation.

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
The FDA may also designate a product for Fast Track review if it is intended, whether alone or in combination with one or more other products, for the treatment of a serious or life-threatening disease or condition, and it demonstrates the potential to address unmet medical needs for such a disease or condition. For Fast Track products, sponsors may have greater interactions with the FDA and the FDA may initiate review of sections of a Fast Track product’s application before the application is complete. This rolling review may be available if the FDA determines, after preliminary evaluation of clinical data submitted by the sponsor, that a Fast Track product may be effective. In June 2024, the FDA granted Fast Track designation for CT-0525 for the treatment of solid tumors that overexpress HER2.
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

In the EU, we may seek PRIME designation for some of our product candidates in the future. PRIME is a voluntary program aimed at enhancing the EMA’s role to reinforce scientific and regulatory support in order to optimize development and enable accelerated assessment of new medicines that are of major public health interest with the potential to address unmet medical needs. The program focuses on medicines that target conditions for which there exists no satisfactory method of treatment in the European Union or even if such a method exists, it may offer a major therapeutic advantage over existing treatments. PRIME is limited to medicines under development and not authorized in the European Union and where the sponsor intends to apply for an initial marketing authorization application through the centralized procedure. To be accepted for PRIME, a product candidate must meet the eligibility criteria in respect of its major public health interest and therapeutic innovation based on information that is capable of substantiating the claims. The benefits of a PRIME designation include the appointment of a rapporteur under the EMA's Committee for Human Medicinal Products to provide continued support and help to build knowledge ahead of a marketing authorization application, early dialogue and scientific advice at key development milestones, and the potential to qualify products for accelerated review, meaning reduction in the review time for an opinion on approvability to be issued earlier in the application process. PRIME enables a sponsor to request parallel EMA scientific advice and health technology assessment advice to facilitate timely market access. Even if we receive PRIME designation for any of our product candidates, the designation may not result in a materially faster development process, review or approval compared to conventional EMA procedures. Further, obtaining PRIME designation does not assure or increase the likelihood of EMA’s grant of a marketing authorization.
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

Since enactment of the ACA, there have been and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. Further, in June 2021, the U.S. Supreme Court dismissed a lawsuit challenging the constitutionality of the ACA after finding that the plaintiffs do not have standing to bring the litigation. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.
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

In addition, in October 2020, the HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program, or SIP, to import certain prescription drugs from Canada into the United States. That regulation was challenged in a lawsuit by the Pharmaceutical Research and Manufacturers of America, or PhRMA, but the case was dismissed by a federal district court in February 2023 after the court found that PhRMA did not have standing to sue the HHS. Seven states (Colorado, Florida, Maine, New Hampshire, New Mexico, Texas and Vermont) have passed laws allowing for the importation of drugs from Canada. North Dakota and Virginia have passed legislation establishing workgroups to examine the impact of a state importation program. As of May 2024, five states (Colorado, Florida, Maine, New Hampshire and New Mexico) had submitted Section 804 Importation Program proposals to the FDA and, on January 5, 2024, the FDA approved Florida’s plan for Canadian drug importation. That state now has authority to import certain drugs from Canada for a period of two years once certain conditions are met. Florida will first need to submit a pre-import request for each drug selected for importation, which must be approved by the FDA. The state will also need to relabel the drugs and perform quality testing of the products to meet FDA standards.

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

In addition to California, at least 18 other states have passed comprehensive privacy laws similar to the CCPA and CPRA. These laws are either in effect or will go into effect sometime before the end of 2026. Like the CCPA and CPRA, these laws create obligations related to the processing of personal information, as well as special obligations for the processing of “sensitive” data, which includes health data in some cases. Some of the provisions of these laws may apply to our business activities. There are also states that are strongly considering or have already passed comprehensive privacy laws during the 2024 legislative sessions that will go into effect in 2025 and beyond. Other states will be considering similar laws in the future, and Congress has also been debating passing a federal privacy law. There are also states that are specifically regulating health information that may affect our business. For example, the State of Washington passed the My Health My Data Act in 2023 which specifically regulated health information that is not otherwise regulated by the HIPAA rules, and the law also has a private right of action, which further increases the relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data, and more states are considering such legislation in 2024. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.
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

Moreover, we are also party to the Sale Agreement with Jefferies, as sales agent, pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $100.0 million from time to time through Jefferies under an “at-the-market offering” program, or ATM. The number of shares that are sold by Jefferies after we request that sales be made will fluctuate based on the market price of our common stock during the sales period and limits we set with Jefferies. Therefore, it is not possible to predict the number of shares that will ultimately be issued by us, if any, pursuant to the sales agreement. As of June 30, 2024, we have sold 1,157,783 shares under the ATM for gross proceeds of $3.0 million.
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
As of June 30, 2024, our executive officers, directors and principal stockholders, in the aggregate, beneficially owned 46.6% of our outstanding shares of common stock. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of the Company on terms that other stockholders may desire.
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

Item 5. Other Information.

As previously disclosed, on September 20, 2022, the Company and Legacy Carisma entered into an Agreement and Plan of Merger and Reorganization, as amended by the First Amendment thereto dated as of December 29, 2022 and the Second Amendment thereto dated as of February 13, 2023, by and among the Company, Legacy Carisma and Merger Sub, pursuant to which, among other matters, Merger Sub merged with and into Legacy Carisma, with Legacy Carisma continuing as a wholly owned subsidiary of the Company and the surviving corporation of the merger, or the Merger. On December 21, 2022, a putative class action complaint was filed in the Court of Chancery of the State of Delaware, or the Court, by Sholom Keller, a stockholder of the Company, against the Company and the then-members of our board of directors, captioned Keller v. Sesen Bio, Inc. et al., C.A. No. 2022-1186-KSJM, or the Action. The complaint alleged that the disclosures made in Amendment No. 2 to our Registration Statement on Form S-4 filed with the SEC on December 14, 2022, in connection with the Merger, contained false and misleading statements. The complaint sought, among other forms of relief, a preliminary injunction to enjoin the Merger. The plaintiff and defendants agreed on certain additional disclosures, which we made in Amendment No. 3 to our Registration Statement on Form S-4 filed with the SEC on January 9, 2023, or the January 9 Amendment, and the supplement to our proxy statement/prospectus dated January 19, 2023 and filed with the SEC on February 16, 2023, or the Proxy Statement/Prospectus Supplement.

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
101
The following financial information from Carisma Therapeutics Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statements of Convertible Preferred Stock and Stockholders' Equity (Deficit), (v) the Consolidated Statements of Cash Flows, and (vi) Notes to the Interim Consolidated Financial Statements.

104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_________________________________________
*    Filed herewith.
+    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARISMA THERAPEUTICS INC.

Date: August 8, 2024	By:	/s/ Steven Kelly
Steven Kelly
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 8, 2024	By:	/s/ Richard Morris
Richard Morris
Chief Financial Officer
(Principal Financial and Accounting Officer)