Form 10-Q
period 2024-09-30
Carisma Therapeutics Inc.
filed 2024-11-07
CIK 1485003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________
FORM 10-Q
____________________________________________________________
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 5, 2024, the registrant had 41,750,109 shares of common stock, $0.001 par value per share, outstanding.

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
•our plans to conduct discovery and pre-clinical testing of the development of in vivo chimeric antigen receptor macrophage and monocyte, or CAR-M, therapeutics for up to twelve research targets, including Glypican-3, or GPC3, as well as two autoimmune and multiple other targets and indications in connection with our collaboration with ModernaTX, Inc., or Moderna;
•our ability to replicate in later clinical trials positive results found in pre-clinical studies and early-stage clinical trials of our product candidates;
•our ability to successfully enroll patients in our Phase 1 clinical trial of CT-0525 and complete clinical trials;
•our plans to conduct discovery and pre-clinical testing of other product candidates;
•our ability to enter into and realize the anticipated benefits of our research and development programs, strategic partnerships, research and licensing programs and academic and other collaborations;
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
•political and economic developments; and
•such other matters as discussed in our Annual Report on Form 10-K for the year ended December 31, 2023 including Part I, Item 1A, “Risk Factors” and in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2024 and June 30, 2024 including Part II, Item 1A, "Risk Factors."
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
ii

CARISMA THERAPEUTICS INC.
iii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
CARISMA THERAPEUTICS INC.
Unaudited Consolidated Balance Sheets
(in thousands, except share and par value)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$26,881	$77,605
Prepaid expenses and other assets	7,256	2,866
Total current assets	34,137	80,471
Property and equipment, net	5,391	6,764
Right of use assets – operating leases	2,322	2,173
Deferred financing costs	208	146
Total assets	$42,058	$89,554

Liabilities and Stockholders' (Deficit) Equity
Current liabilities:
Accounts payable	$1,728	$3,933
Accrued expenses	4,542	7,662
Deferred revenue	682	1,413
Operating lease liabilities	1,386	1,391
Finance lease liabilities	1,074	544
Other current liabilities	1,146	965
Total current liabilities	10,558	15,908
Deferred revenue	41,250	45,000
Operating lease liabilities	761	860
Finance lease liabilities	96	328
Other long-term liabilities	519	926
Total liabilities	53,184	63,022
Commitments and contingencies (Note 6)
Stockholders’ (deficit) equity:
Preferred stock $0.001 par value, 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock $0.001 par value, 350,000,000 shares authorized, 41,750,109 and 40,609,915 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	41	40
Additional paid-in capital	276,777	271,594
Accumulated deficit	(287,944)	(245,102)
Total stockholders’ (deficit) equity	(11,126)	26,532
Total liabilities and stockholders’ (deficit) equity	$42,058	$89,554
See accompanying notes to unaudited interim consolidated financial statements.

CARISMA THERAPEUTICS INC.
Unaudited Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Collaboration revenues	$3,385	$3,827	$15,979	$10,630
Operating expenses:
Research and development	11,326	19,551	44,095	54,710
General and administrative	5,203	6,620	16,208	22,201
Total operating expenses	16,529	26,171	60,303	76,911
Operating loss	(13,144)	(22,344)	(44,324)	(66,281)
Change in fair value of derivative liability	—	—	—	(84)
Interest income, net	442	941	1,482	641
Pre-tax loss	(12,702)	(21,403)	(42,842)	(65,724)
Income tax expense	—	—	—	(197)
Net loss	$(12,702)	$(21,403)	$(42,842)	$(65,921)

Share information:
Net loss per share of common stock, basic and diluted	$(0.31)	$(0.53)	$(1.04)	$(2.11)
Weighted-average shares of common stock outstanding, basic and diluted	41,588,035	40,285,858	41,357,528	31,209,904
Comprehensive loss
Net loss	$(12,702)	$(21,403)	$(42,842)	$(65,921)
Unrealized gain on marketable securities	—	108	—	414
Comprehensive loss	$(12,702)	$(21,295)	$(42,842)	$(65,507)
See accompanying notes to unaudited interim consolidated financial statements.

CARISMA THERAPEUTICS INC.
Unaudited Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands, except share data)

	Convertible preferred stock		Stockholders’ Equity (Deficit)
			Common stock		Additional paid-in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Noncontrolling interests	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	—	$—	40,609,915	$40	$271,594	$—	$(245,102)	$—	$26,532
Exercise of stock options	—	—	1,579	—	2	—	—	—	2
Stock-based compensation	—	—	—	—	1,057	—	—	—	1,057
Sale of common stock under Open Market Sales Agreement, net of issuance costs	—	—	931,250	1	2,281	—	—	—	2,282
Net loss	—	—	—	—	—	—	(18,978)	—	(18,978)
Balance at March 31, 2024	—	—	41,542,744	41	274,934	—	(264,080)	—	10,895
Exercise of stock options	—	—	2,231	—	2	—	—	—	2
Stock-based compensation	—	—	—	—	625	—	—	—	625
Net loss	—	—	—	—	—	—	(11,162)	—	(11,162)
Balance at June 30, 2024	—	—	41,544,975	41	275,561	—	(275,242)	—	360
Stock-based compensation	—	—	—	—	1,115	—	—	—	1,115
Sale of common stock under Open Market Sales Agreement, net of issuance costs	—	—	205,134	—	101	—	—	—	101
Net loss	—	—	—	—	—	—	(12,702)	—	(12,702)
Balance at September 30, 2024	—	$—	41,750,109	$41	$276,777	$—	$(287,944)	$—	$(11,126)

Balance at December 31, 2022	8,700,885	$107,808	2,217,737	$2	$1,197	$(41)	$(158,223)	$14,395	$(142,670)
Stock-based compensation	—	—	—	—	265	—	—	—	265
Unrealized gain on marketable securities	—	—	—	—	—	177	—	—	177
Issuance of common stock for cash in pre-closing financing	—	—	3,730,608	4	30,636	—	—	—	30,640
Issuance of common stock upon settlement of convertible promissory note, accrued interest, and related derivative liability	—	—	5,059,338	5	42,442	—	—	—	42,447
Issuance of common stock to Sesen Bio shareholders in reverse capitalization	—	—	10,374,272	10	72,034	—	—	—	72,044
Conversion of convertible preferred stock and non-controlling interests to common stock	(8,700,885)	(107,808)	18,872,711	19	122,185	—	—	(14,395)	107,809
Net loss	—	—	—	—	—	—	(24,642)	—	(24,642)
Balance at March 31, 2023	—	—	40,254,666	40	268,759	136	(182,865)	—	86,070
Exercise of stock options	—	—	14,910	—	52	—	—	—	52
Stock-based compensation	—	—	—	—	330	—	—	—	330
Unrealized gain on marketable securities	—	—	—	—	—	129	—	—	129
Net loss	—	—	—	—	—	—	(19,876)	—	(19,876)
Balance at June 30, 2023	—	—	40,269,576	40	269,141	265	(202,741)	—	66,705
Exercise of stock options	—	—	34,860	—	40	—	—	—	40
Stock-based compensation	—	—	—	—	848	—	—	—	848
Unrealized gain on marketable securities	—	—	—	—	—	108	—	—	108
Net loss	—	—	—	—	—	—	(21,403)	—	(21,403)
Balance at September 30, 2023	—	$—	40,304,436	$40	270,029	$373	$(224,144)	$—	$46,298
See accompanying notes to unaudited interim consolidated financial statements.

CARISMA THERAPEUTICS INC.
Unaudited Consolidated Statement of Cash Flows
(in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(42,842)	$(65,921)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	2,685	2,115
Stock-based compensation expense	2,797	1,443
Reduction in the operating right of use assets	5,570	4,066
Amortization of debt discount	—	1,283
Change in fair value of derivative liability	—	84
Accretion on marketable securities	—	(741)
Write-off of property and equipment	74	—
Non-cash interest expense	192	117
Gain on sale of sale-leaseback	(82)	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(4,460)	484
Accounts payable	(2,228)	372
Accrued expenses	(3,120)	(3,534)
Deferred revenue	(4,481)	(1,274)
Operating lease liabilities	(5,823)	(3,574)
Other liabilities	153	—
Net cash used in operating activities	(51,565)	(65,080)
Cash flows from investing activities:
Purchase of marketable securities	—	(34,460)
Proceeds from the sale of marketable securities	—	97,000
Purchases of property and equipment	(123)	(571)
Net cash (used in) provided by investing activities	(123)	61,969
Cash flows from financing activities:
Cash, cash equivalents and restricted cash acquired in connection with the reverse recapitalization	—	37,903
Payment of reverse recapitalization finance costs	—	(5,814)
Proceeds from the issuance of common stock in pre-closing financing	—	30,640
Payment of principal related to finance lease liabilities	(1,158)	(1,151)
Proceeds from failed sale-leaseback arrangement	686	1,183
Payment of finance liability from failed sale-leaseback arrangement	(983)	(628)
Payment of deferred financing costs	—	(146)
Proceeds from the exercise of stock options	4	92
Sale of common stock under Open Market Sales Agreement, net of issuance costs	2,415	—
Net cash provided by financing activities	964	62,079
Net (decrease) increase in cash, cash equivalents and restricted cash	(50,724)	58,968
Cash, cash equivalents and restricted cash at beginning of the period	77,605	24,194
Cash, cash equivalents and restricted cash at end of the period	$26,881	$83,162
See accompanying notes to unaudited interim consolidated financial statements.

CARISMA THERAPEUTICS INC.
Unaudited Consolidated Statement of Cash Flows
(in thousands)

	Nine Months Ended September 30,
	2024	2023
Supplemental disclosures of cash flow information:
Cash paid for interest	$153	$283
Supplemental disclosure of non-cash financing and investing activities:
Conversion of convertible preferred stock and non-controlling interests upon Merger	$—	$122,204
Conversion of convertible promissory note, accrued interest and derivative liability upon Merger	$—	$42,447
Unrealized gain on marketable securities	$—	$414
Financing costs in accounts payable	$23	$—
Reclassification of deferred financing costs to additional paid-in capital	$9	$—
Right of use assets obtained in exchange for new operating lease liabilities	$5,719	$908
Disposal of property and equipment in exchange for reduction in finance lease liability	$396	$—
Right of use assets obtained in exchange for new financing lease liabilities	$1,660	$—
Property and equipment in accounts payable	$—	$295
See accompanying notes to unaudited interim consolidated financial statements.

CARISMA THERAPEUTICS INC.
Notes to the Interim Consolidated Financial Statements

(1)    Background

Carisma Therapeutics Inc., a Delaware corporation (collectively with its subsidiaries, the Company), is a clinical-stage cell therapy company focused on using the Company’s proprietary cell therapy platform to develop transformative immunotherapies to treat cancer and other serious diseases. The Company has created this comprehensive cell therapy platform to enable the therapeutic use of engineered macrophages and monocytes, which belong to a subgroup of white blood cells called myeloid cells. The Company’s focus is its proprietary chimeric antigen receptor macrophage and monocyte (CAR-M) cell therapy platform, which redirects macrophages against specific tumor associated antigens and enables targeted anti-tumor immunity by utilizing genetically modified myeloid cells (macrophages and monocytes) to express chimeric antigen receptors (CARs), enabling these potent innate immune cells to recognize specific tumor associated antigens on the surface of tumor cells. The Company has an ex vivo oncology program and an in vivo program. In addition, the Company utilizes its cell therapy platform to engineer macrophages with the potential to treat fibrosis.

Ex Vivo Oncology Program — The Company's lead product candidate, CT-0525, is intended to treat solid tumors that overexpress human epidermal growth factor receptor 2 (HER2), a protein found on the surface of a variety of solid tumors, including breast cancer, gastric cancer, esophageal cancer, salivary gland cancer, and others. CT-0525 utilizes a novel approach to CAR-M therapy that engineers patients’ monocytes directly, without ex vivo differentiation into macrophages. The Company believes that engineering monocytes directly (CAR-Monocyte) will result in a therapy with favorable attributes compared to engineering after ex vivo differentiation (CAR-Macrophage) and that this approach has the potential to improve upon the anti-tumor effect seen with CAR-Macrophages.

In Vivo Program (Moderna Collaboration) — In addition to the Company's clinical program in ex vivo cell therapy, the Company has an in vivo mRNA/lipid nanoparticle (LNP) CAR-M program in partnership with ModernaTX Inc. (Moderna). This collaboration utilizes Moderna's mRNA/LNP technology, together with the Company's CAR-M platform technology, to create novel in vivo off the shelf gene therapy products.

Fibrosis Program — Using its macrophage and monocyte engineering platform, the Company is also pursuing early research and development of multiple assets for the potential treatment of diseases beyond oncology, including fibrosis and other immunologic and inflammatory diseases. In the second quarter of 2024, the Company achieved pre-clinical proof of concept in its liver fibrosis program, demonstrating the anti-fibrotic potential of engineered macrophages in two liver fibrosis models.

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
(2)    Development-Stage Risks and Liquidity
The Company has incurred losses and negative cash flows from operations since inception and has an accumulated deficit of $287.9 million as of September 30, 2024. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales from its product candidates currently in development.

CARISMA THERAPEUTICS INC.
Notes to the Interim Consolidated Financial Statements
Management expects its cash and cash equivalents of $26.9 million as of September 30, 2024 are sufficient to sustain planned operations into the third quarter of 2025. As a result, the Company has concluded that there is substantial doubt about its ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. The Company's cash forecast contains estimates and assumptions, and management cannot predict the timing of all cash receipts and expenditures with certainty. Variances from management's estimates and assumptions could impact the Company's liquidity prior to the third quarter of 2025. The accompanying unaudited interim consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The unaudited interim consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liability that might result from the outcome of this uncertainty.
Management is currently evaluating different strategies to obtain the required funding for future operations. These strategies may include, but are not limited to, private placements of equity and/or debt, other offerings of equity and/or debt securities, licensing arrangements and/or marketing arrangements. There is no assurance that such financing will be available when needed. The Company also intends to continue to reassess its expense allocation.
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
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). Any references in these notes to applicable guidance are meant to refer to GAAP as found in Accounting Standards Codification (ASC) and Accounting Standards Update (ASU) promulgated by the Financial Accounting Standards Board (FASB).
The accompanying unaudited interim consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. In the opinion of management, the accompanying unaudited interim consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the unaudited interim consolidated financial statements) considered necessary to present fairly the Company’s financial position as of September 30, 2024 and its results of operations for the three and nine months ended September 30, 2024 and 2023. Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. The unaudited interim consolidated financial statements, presented herein, do not contain all of the required disclosures under GAAP for annual financial statements. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes as of and for the year ended December 31, 2023 found in the Annual Report filed on Form 10-K filed with the SEC on April 1, 2024.
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
The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis:

(in thousands)	Fair value measurement at reporting date using
	(Level 1)	(Level 2)	(Level 3)
September 30, 2024
Assets:
Cash equivalents – money markets accounts	$21,676	$—	$—
December 31, 2023
Assets:
Cash equivalents – money markets accounts	$62,999	$—	$—
During the nine months ended September 30, 2024 and 2023, there were no transfers between Level 1, Level 2 and Level 3.
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
The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding, as they would be anti-dilutive:

	September 30,
	2024	2023
Stock options	8,777,638	6,515,345
Recently issued accounting pronouncements

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
(4)    Prepaid Expenses and other assets
Prepaid expenses and other assets consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Research and development	$1,434	$278
Novartis credit (Note 6)	4,000	—
Deposits	1,248	891
Insurance	504	402
Other	70	1,295
	$7,256	$2,866
(5)    Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Research and development	$1,059	$3,131
Professional fees	1,138	1,366
Compensation and related expenses	2,305	3,100
Other	40	65
	$4,542	$7,662

CARISMA THERAPEUTICS INC.
Notes to the Interim Consolidated Financial Statements
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
In September 2024, the Company modified existing finance leases and failed sale-leaseback arrangements by assigning the rights and obligations of certain underlying assets to an unrelated third party. The modifications resulted in a reduction of its finance lease right of use (ROU) assets and related lease liability of $0.4 million. In addition, the Company recorded a reduction of its failed sale-leaseback liability and gain on the sale of the corresponding assets of $0.1 million.
The Company’s operating and finance lease ROU assets and the related lease liabilities are initially measured at the present value of future lease payments over the lease term. The Company is responsible for payment of certain real estate taxes, insurance and other expenses on certain of its leases. These amounts are generally considered to be variable and are not included in the measurement of the ROU assets and lease liability. The Company accounts for non-lease components, such as maintenance, separately from lease components.
The Company carries laboratory equipment from failed sale-leasebacks, as property and equipment, net on the accompanying unaudited interim consolidated balance sheets. The ongoing lease payments are recorded as reductions to the finance liability and interest expense. As of September 30, 2024, the Company had a $1.7 million financing liability recorded in other current liabilities and other long-term liabilities on the unaudited interim consolidated balance sheets.
The elements of the lease costs were as follows (in thousands):

	Nine Months Ended September 30,
	2024	2023
Operating lease cost	$4,226	$4,322
Finance lease cost:
Amortization of lease assets	1,321	890
Interest on lease liabilities	192	117
Total finance lease cost	1,513	1,007
Variable lease cost	768	1,216
Short term lease cost	503	—
Total lease cost	$7,010	$6,545

CARISMA THERAPEUTICS INC.
Notes to the Interim Consolidated Financial Statements
Lease term and discount rate information related to leases was as follows:

	September 30,
	2024	2023
Weighted-average remaining lease term (in years)
Operating leases	2.4	3.6
Finance leases	1.1	1.8

Weighted-average discount rate
Operating leases	9.7%	10.0%
Finance leases	9.0%	9.0%
Supplemental cash flow information was as follows (in thousands):

	Nine Months Ended September 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash used in operating leases	$4,478	$4,028
Operating cash used in finance leases	$192	$117
Financing cash used in finance leases	$1,158	$1,151
Future maturities of lease liabilities were as follows as of September 30, 2024 (in thousands):

	Operating Leases	Finance Leases
Fiscal year ending:
2024 (remaining three months)	$1,329	$271
2025	219	942
2026	226	20
2027	233	—
2028	240	—
Thereafter	184	—
Total future minimum payments	2,431	1,233
Less imputed interest	(284)	(63)
Present value of lease liabilities	$2,147	$1,170
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
On June 26, 2024, in furtherance of its revised operating plan, the Company terminated the Novartis Agreement. Upon termination, the Company incurred a termination fee equal to $4.0 million, which was paid in the third quarter of 2024. A

CARISMA THERAPEUTICS INC.
Notes to the Interim Consolidated Financial Statements
prepaid asset was recorded as the Company has separately agreed with Novartis that if Novartis and the Company enter into an agreement for the tech transfer of another product to Novartis on or before December 31, 2024, then the $4.0 million termination fee shall be credited in full or in part against any amounts due from the Company to Novartis under such agreement relating to the substitute product. If an agreement is not entered into or the current agreement is not modified by December 31, 2024, the $4.0 million prepaid asset will be written-off to operating expenses.
Contingencies
Liabilities for loss contingencies, arising from claims, assessments, litigation, fines, penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated. No such loss contingencies were probable nor reasonably estimable as of September 30, 2024.
(7)    Stockholders’ Equity
Open Market Sales Agreement
On May 12, 2023, the Company entered into an Amended and Restated Open Market Sale AgreementSM with Jefferies LLC, as sales agent, pursuant to which the Company may offer and sell shares of its common stock with an aggregate offering price of up to $100.0 million under an “at-the-market" offering program. During the nine months ended September 30, 2024, the Company sold 1,136,384 shares and received net proceeds of $2.4 million in connection with the Company's "at-the-market" offering program.
(8)    Stock-based Compensation
2017 Stock Incentive Plan
The Company adopted the CARISMA Therapeutics Inc. 2017 Stock Incentive Plan, as amended (the Legacy Carisma Plan), that provided for the grant of incentive stock options to employees, directors, and consultants. The maximum term of options granted under the Legacy Carisma Plan was ten years, and stock options typically vested over a four-year period. The Company’s stock options vest based on the terms in the awards agreements and generally vest over four years. Upon completion of the Merger, the Company assumed the Legacy Carisma Plan and the outstanding and unexercised options issued thereunder and ceased granting awards under the Legacy Carisma Plan.
2014 Stock Incentive Plan
Stock options outstanding under the 2014 Amended and Restated Stock Incentive Plan (the 2014 Plan) generally vest over a four-year period and are exercisable for a period of ten years from the date of grant. As of September 30, 2024, approximately 3.8 million shares of common stock remained available for issuance.
2014 Employee Stock Purchase Plan
The Carisma Therapeutics Inc. 2014 Employee Stock Purchase Plan had 0.2 million shares of common stock available for issuance as of September 30, 2024.

CARISMA THERAPEUTICS INC.
Notes to the Interim Consolidated Financial Statements
The following table summarizes stock option activity for the nine months ended September 30, 2024:

	Options	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2023	6,023,370	$3.94
Exercised	(3,810)	0.99		$4
Granted	3,766,765	1.76
Forfeited	(1,008,687)	4.70
Outstanding as of September 30, 2024	8,777,638	$2.92	7.9	$620
Exercisable as of September 30, 2024	3,871,741	$2.37	6.4	$619
The weighted-average grant-date per share fair values of options granted during the nine months ended September 30, 2024 and 2023 were $1.44 and $4.42, respectively. The fair values in the nine months ended September 30, 2024 and 2023 were estimated using the Black-Scholes option-pricing model based on the following assumptions:

Nine Months Ended September 30,
	2024	2023
Risk-free interest rate	3.77% - 4.59%	2.92% - 4.03%
Expected term	6 years	6 years
Expected volatility	103.00% - 112.10%	57.77% - 65.00%
Expected dividend yield	—	—
Stock-Based Compensation Expense
The Company recorded stock-based compensation expense in the following expense categories in its accompanying unaudited interim consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development	$384	$418	$776	$452
General and administrative	731	430	2,021	991
	$1,115	$848	$2,797	$1,443
In connection with the revised operating plan, 869,800 options were forfeited during the nine months ended September 30, 2024, resulting in a reduction in stock-based compensation expense related to research and development and general and administrative employees. The Company recognized stock-based compensation expense of $0.2 million related to the modification of Sesen Bio options assumed in connection with the Merger during nine months ended September 30, 2023. Compensation cost for awards not vested as of September 30, 2024 was $10.8 million and will be expensed over a weighted-average period of 2.7 years.
(9)    Related-Party Transactions
The Company has outstanding licensing and scientific research agreements with the University of Pennsylvania (Penn), a significant stockholder as of September 30, 2023. As of December 31, 2023, Penn was no longer a significant stockholder. The Company recognized $0.3 million and $0.6 million of research and development expenses for the three and nine months ended September 30, 2023 related to the Penn License Agreement.

CARISMA THERAPEUTICS INC.
Notes to the Interim Consolidated Financial Statements
The Company has a collaboration and license agreement with Moderna, a significant stockholder (Note 10).
(10)    Moderna Collaboration and License Agreement

In January 2022, the Company entered into the Moderna License Agreement, which provides for a broad strategic collaboration to discover, develop and commercialize in vivo engineered CAR-M therapeutics in oncology. Moderna has the right to designate up to twelve research targets as development targets under this collaboration. While the collaboration was initially limited to oncology, in September 2024, the companies agreed to expand the collaboration to discover, develop and commercialize in vivo engineered CAR-M therapeutics in specific autoimmune diseases. As a result, Moderna nominated two autoimmune research targets. As of September 30, 2024, the first seven of the twelve research targets, including the autoimmune targets, have been nominated and all programs are currently in the discovery or pre-clinical phase.

Upon Moderna’s designation of a development target (and payment of a related development target designation milestone) for commencement of pre-clinical development of a product candidate, the Company will grant Moderna an exclusive worldwide, sublicensable royalty bearing license to develop, manufacture and commercialize the product candidate.

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
The transaction price of $45.0 million allocated to the options rights, which are considered material rights, will be recognized in the period that Moderna exercises or determines not to exercise its option right to license and commercialize the designated development target.
In June 2024, the Company received notice from Moderna that Moderna had designated the first development candidate, an in vivo CAR-macrophage targeting GPC3 that is designed to treat solid tumors, including hepatocellular carcinoma. Pursuant to the terms of the Moderna License Agreement, the designation triggered a $2.0 million milestone payment from

CARISMA THERAPEUTICS INC.
Notes to the Interim Consolidated Financial Statements
Moderna to the Company. As a result, the Company recognized collaboration revenue of $2.0 million. On July 3, 2024, the Company received the $2.0 million payment from Moderna.
In addition, the Company reduced its $45.0 million deferred revenue liability associated with the option rights by recognizing $3.8 million in collaboration revenue, which represents a proportional reduction based on the 12 potential early-stage research targets.
The Company included the $45.0 million up-front and nonrefundable payment and $73.9 million of variable consideration for expected research and development services to be performed during the five-year contract term, inclusive of passthrough costs, in the transaction price as of the outset of the arrangement. During the three months ended September 30, 2024 and 2023, the Company recognized $3.4 million and $3.8 million, respectively, of collaboration revenues. During the nine months ended September 30, 2024 and 2023, the Company recognized $16.0 million and $10.6 million, respectively, of collaboration revenues. Collaboration revenues for the nine months ended September 30, 2024 include $3.8 million of deferred option rights revenue recognition and $2.0 million of milestones.
The Company recognized $35.0 million and $3.8 million, respectively, of research and development services and option right collaboration revenues since inception of the Moderna License Agreement through September 30, 2024. The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied as of September 30, 2024 (in thousands):

Transaction price unsatisfied
Performance obligations:
Research and development	$38,954
Option rights	41,250
Total performance obligations	$80,204
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
The following table summarizes the changes in deferred revenue (in thousands):

	Nine Months Ended September 30,
	2024	2023
Balance at the beginning of the period	$46,413	$47,459
Deferral of revenue	9,498	9,356
Recognition of unearned revenue	(13,979)	(10,630)
Balance at the end of the period	$41,932	$46,185
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
(11)    Subsequent Events
The Company has evaluated subsequent events from the balance sheet date through November 7, 2024, the issuance date of these unaudited interim consolidated financial statements, and has not identified any additional items that have not previously been mentioned elsewhere requiring disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited interim consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth in the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2024 and June 30, 2024 and in this Quarterly Report on Form 10-Q, our actual results may differ materially from those anticipated by these forward-looking statements.
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

We have an ex vivo oncology program and an in vivo program. In addition, we utilize our cell therapy platform to engineer macrophages with the potential to treat fibrosis.

•Ex Vivo Oncology Program — Our lead product candidate, CT-0525, is intended to treat solid tumors that overexpress human epidermal growth factor receptor 2, or HER2, a protein found on the surface of a variety of solid tumors, including breast cancer, gastric cancer, esophageal cancer, salivary gland cancer, and others. CT-0525 utilizes a novel approach to CAR-M therapy that engineers patients’ monocytes directly, without ex vivo differentiation into macrophages. We believe that engineering monocytes directly (CAR-Monocyte) will result in a therapy with favorable attributes compared to engineering after ex vivo differentiation (CAR-Macrophage) and that this approach has the potential to improve upon the anti-tumor effect seen with CAR-Macrophages. In November 2023, we received United States Food and Drug Administration, or FDA, clearance of our investigational new drug application, or IND, for CT-0525, we treated the first patient in May 2024. CT-0525 also received FDA Fast Track designation in the second quarter of 2024. We expect to report initial data from the CT-0525 Phase 1 clinical trial in the first quarter of 2025.

•In Vivo Program (Moderna Collaboration) — In addition to our clinical program in ex vivo cell therapy, we have an in vivo mRNA/lipid nanoparticle, or LNP, CAR-M program in partnership with ModernaTX Inc., or Moderna. This collaboration utilizes Moderna's mRNA/LNP technology, together with our CAR-M platform technology, to create novel in vivo off the shelf gene therapy products. In November 2023, we announced pre-clinical proof of concept with this approach. In December 2023 we announced the lead candidate nomination for the first target in the partnership. In June 2024, we announced the designation of the first development candidate, or Development Candidate, under the collaboration. This Development Candidate targets GPC3, and is designed to treat solid tumors, including hepatocellular carcinoma, or HCC, the most prevalent type of liver cancer and the fastest-rising cause of cancer-related death in the U.S. While the collaboration was initially focused on oncology programs, in September 2024, we announced an expansion of the collaboration to develop two in vivo CAR-M therapies for autoimmune disease. As of September 30, 2024, seven of the twelve research targets, including the two autoimmune targets, have been nominated by Moderna with five remaining to be nominated.

•Fibrosis Program — Using our macrophage and monocyte engineering platform, we are also pursuing early research and development of multiple assets for the potential treatment of diseases beyond oncology, including fibrosis and other immunologic and inflammatory diseases. We are developing engineered macrophages to enhance the innate activity of macrophages with the potential to resolve liver fibrosis. In the second quarter of 2024, the Company achieved pre-clinical proof of concept in its liver fibrosis program, demonstrating the anti-fibrotic potential of engineered macrophages in two liver fibrosis models. We expect to nominate a development candidate in this program in the first quarter of 2025.

In late March 2024, the Company and its board of directors approved a revised operating plan to reduce monthly operating expenses and conserve cash, which it began implementing in April 2024. Pursuant to the revised operating plan, the Company has prioritized CT-0525 as the Company's lead product candidate going forward, ceased further development of CT-0508, will continue our fully funded program on in vivo CAR-M therapy in oncology and autoimmune disease in collaboration with Moderna, paused further development of CT-1119 pending additional financing, reduced its workforce, including employees engaged in research and development and general and administration activities, and decreased spending on other non-essential activities.

Management is currently evaluating different strategies to obtain the required funding for future operations. These strategies may include, but are not limited to, private placements of equity and/or debt, other offerings of equity and/or debt securities, licensing arrangements and/or marketing arrangements. We will also continue to reassess our expense allocation.

Our Pipeline

Using our proprietary macrophage and monocyte cell therapy platform, we are developing a pipeline of product candidates, with an initial focus on advancing ex vivo autologous and in vivo CAR-M therapies for the treatment of solid tumors. We are also pursuing early research and development of multiple assets for the potential treatment of diseases beyond oncology, including fibrosis and other immunologic and inflammatory diseases. All of our programs, other than the targets/programs under the collaboration with Moderna, are wholly owned.

Our lead product candidate, CT-0525, a CAR-Monocyte intended to treat solid tumors that overexpress HER2, utilizes a novel approach to CAR-M therapy that engineers patients' monocytes directly, without ex vivo differentiation into macrophages, as we did for CT-0508. The CAR-Monocyte approach utilizes a single day manufacturing process, which enables the manufacture of up to ten billion cells from a single apheresis and leverages an automated manufacturing process. In addition, the CAR-Monocyte approach has the potential to improve upon the potential anti-tumor effect of a CAR-Macrophage. By increasing the cell yield, a CAR-Monocyte enables a larger dose than a CAR-Macrophage. In addition, CAR-Monocyte has the potential for improved persistence and trafficking, which were observed in pre-clinical studies. We believe that the increased cell yield, and the improved persistence and trafficking may improve tumor control. Moreover, based on the final results relating to our Phase 1 clinical trial of CT-0508, which are preliminary and limited, we believe that repeat dosing of CT-0525 in patients with HER2 overexpressing cancers could prolong pharmacologic efficacy and response.

Our Phase 1 clinical trial for CT-0525 is open for enrollment and we treated the first patient in May 2024. The FDA granted CT-0525 Fast Track designation in June 2024 and we expect to report initial data from the clinical trial in the first quarter of 2025. In September 2024, we submitted a protocol amendment for our Phase 1 study to allow for the expansion of the study to include additional alternative dosing regimens. Data from the study will dictate the utilization of specific alternative dosing regimens.

Our first product candidate to enter clinical development, CT-0508, was the first CAR-Macrophage to be evaluated in a human clinical trial and was an anti-HER2 product candidate. While the clinical trial has shown the product to be well tolerated, feasible to manufacture, to initiate remodeling of the tumor microenvironment and to have an anti-tumor effect, as of July 2024, all clinical activities related to the Phase 1 clinical trial of CT-0508 and its sub-study utilizing CT-0508 in combination with pembrolizumab have been completed and no further development of CT-0508 is planned. We recently completed analysis of circulating tumor DNA, or ctDNA, from 13 patients enrolled in groups 1 and 2 of our Phase 1 clinical trial of CT-0508. Based on preliminary results assessed to date, we observed that 75% (n=6/8) of evaluable HER2 3+ patients experienced a ctDNA reduction, indicating direct tumor killing activity. Zero percent (n=0/5) of evaluable HER2 2+ patients experienced a ctDNA reduction. In the 6 patients that experienced a ctDNA reduction, the median decrease was 81% (range 33%-93% decrease in ctDNA 4-weeks post treatment with CT-0508).

We also enrolled six patients in a sub-study evaluating the co-administration of CT-0508 and pembrolizumab, a programmed cell death protein 1 checkpoint inhibitor, evaluating the safety and tolerability of the co-administration, along with several customary secondary endpoints. The study met its primary endpoints of safety, tolerability and manufacturing feasibility of CT-0508. The data demonstrate that the combination therapy was generally well-tolerated with no dose-limiting toxicities. The best overall response was stable disease (n=1/6), with corticosteroid administration and / or loss of human leukocyte antigen, or HLA, expression being key limitations to potential efficacy in three of the patients who experienced progressive disease. The correlative data concerning immune activation suggest a synergistic potential for the combination of CAR-M with pembrolizumab based on increased peripheral blood T cell clonality, T cell activation, and frequency of effector memory cluster of differentiation, or CD,8 T cells compared to CT-0508 alone. Supported by these safety and translational findings, as well as other results from the clinical trial of CT-0508, we intend to explore the strategy of combining CAR-M with pembrolizumab or another checkpoint inhibitor in the CT-0525 program.

Our pipeline also includes CT-1119, a mesothelin-targeted CAR-Monocyte, that has been paused pursuant to our revised operating plan pending additional financing.

In addition to the development of ex vivo CAR-M cell therapies, we are developing in vivo CAR-M cell therapies, wherein immune cells are directly engineered within the patient’s body. To advance our in vivo CAR-M therapeutics, in January 2022, we established the collaboration with Moderna by entering into the Moderna License Agreement to develop up to twelve in vivo CAR-M therapies. As part of the Moderna License Agreement, we received a $45.0 million up-front cash payment and an investment by Moderna in the form of a $35.0 million convertible promissory note, which converted into shares of common stock in connection with the consummation of the Merger, in addition to future research funding and the opportunity for milestone payments and royalties. This collaboration utilizes Moderna's mRNA/LNP technology, together with our CAR-M platform technology, to create novel in vivo off the shelf gene therapy products. While the collaboration was initially limited to oncology, in September 2024, the companies agreed to expand the collaboration to discover, develop and commercialize in vivo engineered CAR-M therapeutics in specific autoimmune diseases. As of September 30, 2024, the first seven of the twelve research targets, including the autoimmune research targets, have been nominated and all programs are currently in the discovery or pre-clinical phase. Since entering the agreement, we have made significant progress advancing this program. In the fourth quarter of 2023, we presented pre-clinical data from this collaboration demonstrating that CAR-M can be directly produced in vivo, successfully redirecting endogenous myeloid cells against tumor-associated antigens using mRNA/LNP. Additionally, the pre-clinical data demonstrated feasibility, tolerability, and early efficacy of in vivo CAR-M against metastatic solid tumors. In December 2023, we announced the nomination of the collaboration’s first lead candidate and in June 2024, we received notice from Moderna that Moderna intended to advance the first lead candidate into development by designating it as the first Development Candidate under the collaboration. The first Development Candidate is an in vivo CAR-M targeting Glypican-3, or GPC3 that is designed to treat HCC. We believe that GPC3 is a validated target in HCC, an area of significant unmet medical need. Pursuant to the terms of the Moderna License Agreement, the designation triggered a $2.0 million milestone payment from Moderna to us. On July 3, 2024, we received the $2.0 million payment from Moderna. In November 2024, we announced new pre-clinical data on our anti-GPC3 in vivo CAR-M therapy for treating HCC. These pre-clinical data demonstrate robust anti-tumor activity.

In addition to acting as a first line of defense in the innate immune system, macrophages and monocytes are found in all tissues in the body where they serve key regulatory functions such as wound healing, termination of immune responses and tissue regeneration. Using our macrophage and monocyte engineering platform, we are pursuing early research and development of multiple assets for the potential treatment of diseases beyond oncology, including fibrosis and other immunologic and inflammatory diseases. In the second quarter of 2024, we achieved pre-clinical proof of concept in our liver fibrosis program, demonstrating the anti-fibrotic potential of engineered macrophages in two liver fibrosis models. We expect to nominate a development candidate in our fibrosis program in the first quarter of 2025.

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

Financial Operations

Our net losses were $42.8 million and $65.9 million for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, we had $26.9 million in cash and cash equivalents and an accumulated deficit of $287.9 million. We expect to devote substantial financial resources to our ongoing and planned activities, particularly as we conduct our clinical trial of CT-0525 and continue our other product development efforts. If we obtain marketing approval for CT-0525 or any other product candidate we are developing or develop in the future, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution. Furthermore, we expect to incur additional costs associated with operating as a public company. We believe our revised operating plan approved in March 2024 by our board of directors will facilitate cost control to support further development of our product candidates and other research and development programs.

As of September 30, 2024, we had 41,750,109 shares of common stock issued and outstanding. We will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise additional capital or obtain adequate funds on acceptable terms, we may be required to further delay, limit, reduce or terminate our discovery and product development programs or any future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. However, attempting to secure additional financing may divert the time and attention of our management from day-to-day activities and distract from our discovery and product development efforts. Considering the anticipated benefits of our revised operating plan, we believe that we have cash and cash equivalents sufficient to sustain our operating expenses and capital expenditure requirements into the third quarter of 2025.
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

Revised Operating Plan

In late March 2024, our board of directors approved a revised operating plan to reduce our monthly operating expenses and conserve cash, which we began implementing in April 2024. Pursuant to the revised operating plan, the Company has prioritized CT-0525 as the Company's lead product candidate going forward, ceased further development of CT-0508, paused further development of CT-1119 pending additional financing, will continue our fully funded program on in vivo CAR-M therapy in oncology and autoimmune disease in collaboration with Moderna, continue research efforts in our fibrosis program, reduced our workforce by 39 full-time employees (representing approximately 37% of our total workforce), including employees engaged in research and development and general and administration activities, and decreased spending on other non-essential activities. We completed our workforce reduction and paid the majority of related costs in the second quarter of 2024. As of September 30, 2024, $0.3 million in severance costs from our workforce reduction remains and will be paid in equal installments through April 2025. As of July 2024, all clinical activities related to the clinical trial of CT-0508 and its sub-study utilizing CT-0508 in combination with pembrolizumab have been completed.

These changes have resulted in certain operating efficiencies which support our cash runway and support our product development programs as well as any potential collaborations or other strategic relationships we may enter into. We have incurred $1.6 million which consists primarily of one-time employee termination benefits directly associated with the workforce reduction, a majority of which has been paid as of September 30, 2024.

As part of the revised operating plan, on June 26, 2024, we notified Novartis Pharmaceuticals Corporation, or Novartis, of our termination of the Manufacturing and Supply Agreement, dated March 1, 2023, relating to the manufacture of our first product candidate to enter clinical development, CT-0508, or the Manufacturing Agreement. The termination is effective July 31, 2024. As a result of the termination of the Manufacturing Agreement, we incurred a termination fee of $4.0 million, or the Termination Fee, which we paid in the third quarter of 2024. We have separately agreed with Novartis that if we enter into an agreement for the tech transfer of another product, or a Substitute Product, to Novartis on or before December 31, 2024, then the Termination Fee shall be credited in full or in part against any amounts due to Novartis under such agreement relating to the Substitute Product.
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
Interest Income, Net
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
Income Taxes
Since inception, we have incurred significant net losses. We have provided a valuation allowance against the full amount of our deferred tax assets since, in our opinion, based upon our historical and anticipated future losses, it is more likely than not that the benefits will not be realized. As of September 30, 2024, we remained in a full valuation allowance position.

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

Results of Operations
Comparison of the Three Months Ended September 30, 2024 and 2023 (in thousands)

	Three Months Ended September 30,
	2024	2023
Collaboration revenues	$3,385	$3,827
Operating expenses:
Research and development	11,326	19,551
General and administrative	5,203	6,620
Total operating expenses	16,529	26,171
Operating loss	(13,144)	(22,344)
Change in fair value of derivative liability	—	—
Interest income, net	442	941
Pre-tax loss	(12,702)	(21,403)
Income tax expense	—	—
Net loss	$(12,702)	$(21,403)
Collaboration Revenues
Collaboration revenues were $3.4 million and $3.8 million for the three months ended September 30, 2024 and 2023, respectively. The decrease was primarily related to the research and development activities completed under the Moderna License Agreement.
Research and Development Expenses
We track outsourced development, outsourced personnel costs and other external research and development costs of our CT-0508, CT-0525, and CT-1119 programs. We do not track internal research and development costs on a program-by-program basis. The following table summarizes our research and development expenses for the three months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,
	2024	2023
CT-0508 (1)	$702	$3,094
CT-0525	2,033	2,894
CT-1119 (1)	183	285
Personnel costs, including stock-based compensation (2)	4,315	5,226
Other clinical and pre-clinical development expenses	592	1,423
Facilities and other expenses	3,501	6,629
Total research and development expenses	$11,326	$19,551

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

Research and development expenses for the three months ended September 30, 2024 were $11.3 million, compared to $19.6 million for the three months ended September 30, 2023. The decrease of $8.3 million was primarily due to implementation of our revised operating plan in the second quarter of 2024 in which we halted further development of CT-0508, paused development of CT-1119 and implemented a workforce reduction. As result of the revised operating plan, we experienced a decrease of $2.4 million related to halting development of CT-0508 and a $0.1 million decrease from pausing the development of CT-1119. In addition, the implementation of the revised operating plan resulted in a decrease in facilities and other expenses of $3.1 million due to less laboratory supplies and laboratory space needs and a $0.9 million decrease in direct personnel costs due to a reduction in headcount. Further, we experienced a $0.9 million decrease in direct costs associated with pre-clinical development of CT-0525 due to the timing of the development program and a decrease of $0.9 million in other clinical and pre-clinical development expenses resulting from the timing of certain studies in our in vivo collaboration with Moderna.
General and Administrative Expenses
The following table summarizes our general and administrative expenses for the three months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,
	2024	2023
Personnel costs, including stock-based compensation (1)	$2,229	$1,751
Professional fees	2,247	3,546
Facilities and supplies	269	580
Insurance, taxes, and fees	353	574
Other expenses	105	169
Total general and administrative expenses	$5,203	$6,620

(1) In late March 2024, we approved a revised operating plan to reduce monthly operating expenses and conserve cash, which we began implementing in April 2024, including a reduction of workforce of which a majority of associated costs were paid in the second quarter of 2024.
General and administrative expenses for the three months ended September 30, 2024 were $5.2 million, compared to $6.6 million for the three months ended September 30, 2023. The decrease of $1.4 million was primarily due to our revised operating plan in which we recognized a $1.3 million decrease in professional fees as a result of our patent portfolio and expanding infrastructure in 2023, a $0.3 million decrease in facilities and supplies due to a decrease in office expenditures, a $0.2 million decrease in insurance costs, and a $0.1 million decrease in other expenses related to a decline in travel costs, partially offset by a $0.5 million increase in personnel costs driven by an increase in stock-based compensation.
Interest Income, Net
We recognized $0.4 million and $0.9 million in interest income, net for the three months ended September 30, 2024 and 2023, respectively, primarily attributable to interest earned on excess cash, partially offset by interest on our finance leases.

Comparison of the Nine Months Ended September 30, 2024 and 2023 (in thousands)

	Nine Months Ended September 30,
	2024	2023
Collaboration revenues	$15,979	$10,630
Operating expenses:
Research and development	44,095	54,710
General and administrative	16,208	22,201
Total operating expenses	60,303	76,911
Operating loss	(44,324)	(66,281)
Change in fair value of derivative liability	—	(84)
Interest income, net	1,482	641
Pre-tax loss	(42,842)	(65,724)
Income tax expense	—	(197)
Net loss	$(42,842)	$(65,921)
Collaboration Revenues
Collaboration revenues were $16.0 million and $10.6 million for the nine months ended September 30, 2024 and 2023, respectively. The increase was primarily related to Moderna's Development Candidate nomination which resulted in $5.8 million of collaboration revenue consisting of $3.8 million of deferred option rights revenue recognition and $2.0 million of milestone revenue that was recognized in the second quarter of 2024.
Research and Development Expenses
We track outsourced development, outsourced personnel costs and other external research and development costs of our CT-0508, CT-0525, and CT-1119 programs. We do not track internal research and development costs on a program-by-program basis. The following table summarizes our research and development expenses for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended September 30,
	2024	2023
CT-0508 (1)	$4,397	$8,680
CT-0525	7,217	6,108
CT-1119 (1)	420	763
Personnel costs, including stock-based compensation (2)	15,621	15,241
Other clinical and pre-clinical development expenses	3,327	4,403
Facilities and other expenses	13,113	19,515
Total research and development expenses	$44,095	$54,710

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

Research and development expenses for the nine months ended September 30, 2024 were $44.1 million, compared to $54.7 million for the nine months ended September 30, 2023. The decrease of $10.6 million was primarily due to implementation of our revised operating plan in the second quarter of 2024 in which we halted further development of CT-0508, paused development of CT-1119 and implemented a workforce reduction. As result of the revised operating plan, we experienced a decrease of $4.3 million related to halting development of CT-0508 and $0.3 million from pausing the development of CT-1119. In addition, the implementation of the revised operating plan resulted in a decrease in facilities and other expenses by $6.4 million due to less laboratory supplies and laboratory space needs and a decrease of $1.1 million in other clinical and pre-clinical development expenses resulting from the timing of certain studies in our in vivo collaboration with Moderna, partially offset by a $1.1 million increase in direct costs associated with pre-clinical development of CT-0525 due to the timing of the development program, and a $0.4 million increase in direct personnel costs which includes severance payments associated with the revised operating plan.
General and Administrative Expenses
The following table summarizes our general and administrative expenses for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended September 30,
	2024	2023
Personnel costs, including stock-based compensation (1)	$6,895	$9,549
Professional fees	6,487	9,657
Facilities and supplies	1,342	847
Insurance, taxes, and fees	955	1,530
Other expenses	529	618
Total general and administrative expenses	$16,208	$22,201

(1) In late March 2024, we approved a revised operating plan to reduce monthly operating expenses and conserve cash, which we began implementing in April 2024, including a reduction of workforce of which a majority of associated costs were paid in the second quarter of 2024.
General and administrative expenses for the nine months ended September 30, 2024 were $16.2 million, compared to $22.2 million for the nine months ended September 30, 2023. The decrease of $6.0 million was primarily due to our revised operating plan in which we recognized a $3.2 million decrease in professional fees as a result of non-recurring legal costs associated with the Merger, a $2.7 million decrease in personnel costs including severance and related costs resulting from the Merger in 2023 offset by an increase in salaries and headcount, stock-based compensation and severance costs associated with the revised operating plan, a $0.6 million decrease in taxes and insurance, partially offset by a $0.5 million increase in facilities and supplies due to a rise in office expenditures.
Interest Income, Net
We recognized $1.5 million in interest income, net for the nine months ended September 30, 2024, which was primarily attributable to interest earned on excess cash, partially offset by interest on our finance leases.
We recognized $0.6 million in interest income, net for the nine months ended September 30, 2023, which was attributable primarily to the accelerated amortization of the debt discount as a result of the settlement of the convertible promissory note at the closing of the Merger and interest expense on the outstanding principal balance associated with the convertible promissory note issued to Moderna through March 7, 2023, offset by interest income of $2.7 million.
Change in Fair Value of Derivative Liability

We recognized a $0.1 million non-cash charge for the nine months ended September 30, 2023, for the increase in fair value of the derivative liability associated with the redemption feature of the convertible promissory note with Moderna, which was attributable to the timing in which we expected the accrued settlement event to occur. There was no change in fair value of derivative liability for the nine months ended September 30, 2024.
Income Tax Expense
We recorded $0.2 million of income tax expense for the nine months ended September 30, 2023 based on projected taxable income for the year ended December 31, 2023. We had no such income tax expense for the nine months ended September 30, 2024.
Liquidity and Capital Resources
Sources of Liquidity

As of September 30, 2024, we had $26.9 million in cash and cash equivalents and an accumulated deficit of $287.9 million. To date, we have not yet commercialized any products or generated any revenue from product sales and have financed operations primarily with proceeds from sales of preferred stock, proceeds from our collaboration with Moderna, research tax credits and convertible debt financing. Under the Moderna License Agreement we anticipate receiving $73.9 million over the term of the contract for expected research and development services to be performed by us, inclusive of pass-through costs, to be billed quarterly. Through September 30, 2024, we have generated $40.7 million of collaboration revenues related to research and development services, option rights, and milestone payments. Under the terms of the Moderna License Agreement, assuming Moderna develops and commercializes 12 products, each directed to a different development target, we are eligible to receive up to between $247.0 million and $253.0 million per product in development target designation, development, regulatory and commercial milestone payments.

On April 17, 2023, we filed a universal shelf registration statement on Form S-3, which was declared effective on May 2, 2023, or the Registration Statement. Under the Registration Statement, we may offer and sell up to $300.0 million of a variety of securities, including debt securities, common stock, preferred stock, depositary shares, subscription rights, warrants and units from time to time in one or more offerings at prices and on terms to be determined at the time of the offering. On May 12, 2023, we entered into an Amended and Restated Open Market Sale AgreementSM, or the Sale Agreement, with Jefferies LLC, as sales agent, pursuant to which we may offer and sell shares of our common stock with an aggregate offering price of up to $100.0 million under an “at-the-market" offering program. As of September 30, 2024, we have sold 1,362,917 shares for gross proceeds of $3.2 million.
Cash Flows
The following table shows a summary of our cash flows for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended September 30,
	2024	2023
Cash (used in) provided by
Operating activities	$(51,565)	$(65,080)
Investing activities	(123)	61,969
Financing activities	964	62,079
Net change in cash, cash equivalents and restricted cash	$(50,724)	$58,968
Cash Flows from Operating Activities
During the nine months ended September 30, 2024, we used $51.6 million of net cash in operating activities. Cash used in operating activities reflected our net loss of $42.8 million that was offset by $11.2 million of non-cash charges primarily related to depreciation and amortization expense, stock-based compensation, reductions in the operating right of use, or ROU assets, and a $20.0 million net change in our operating assets and liabilities attributable to the timing in which we pay our vendors for research and development activities.
During the nine months ended September 30, 2023, we used $65.1 million of net cash in operating activities. Cash used in operating activities reflected our net loss of $65.9 million that was offset by $8.4 million of non-cash charges primarily related to depreciation and amortization expense, stock-based compensation, reductions in the operating ROU assets, and accretion on marketable securities, and a $7.5 million net change in our operating assets and liabilities attributable to the timing in which we pay our vendors for research and development activities.
Cash Flows from Investing Activities
During the nine months ended September 30, 2024, cash used in investing activities reflected purchases of property and equipment.
During the nine months ended September 30, 2023, we received $62.0 million of net cash from investing activities. Cash provided by investing activities reflected $97.0 million of proceeds from the sale of marketable securities, partially offset by purchases of marketable securities of $34.5 million and the purchase of property and equipment of $0.6 million.
Cash Flows from Financing Activities
During the nine months ended September 30, 2024, we received $1.0 million of net cash from financing activities, primarily attributable to $2.4 million from the sale of common stock in connection with the Sale Agreement, net of issuance costs, and $0.7 million in proceeds from failed-sale leaseback arrangements, partially offset by $1.2 million in payments of principal related to finance lease liabilities, and $0.9 million in payments of finance liability from failed-sale leaseback arrangements.
During the nine months ended September 30, 2023, we received $62.1 million of net cash from financing activities, primarily attributable to the $37.9 million in the cash and cash equivalents acquired in connection with the Merger and $30.6 million in proceeds from the issuance of common stock in pre-closing financing, partially offset by $5.8 million in payments of financing costs.
Funding Requirements

We expect to devote substantial financial resources to our ongoing and planned activities, particularly as we conduct our planned clinical trial of CT-0525, advance our discovery programs and continue our product development efforts. As of September 30, 2024, we had cash and cash equivalents of $26.9 million. We believe that the revised operating plan approved in March 2024 by our board of directors will reduce our spending such that our liquidity is sufficient to sustain our operating expenses and capital expenditure requirements into the third quarter of 2025. As a result, we have concluded that there is substantial doubt about our ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. We have based our estimate regarding the sufficiency of our cash resources on assumptions that may prove to be wrong, and our revised operating plan may change as a result of many factors currently unknown to us.
We expect our expenses to increase substantially over time in connection with our ongoing activities, particularly as we advance our pre-clinical activities and clinical trials. In addition, if we obtain marketing approval for CT-0525 or any other product candidate we are developing or develop in the future, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution. In addition, we expect to continue to incur costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise additional capital or obtain adequate funds when needed or on acceptable terms, we may be required to further delay, limit, reduce or terminate our discovery and product development programs or any future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market on our own. In addition, attempting to secure additional financing may divert the time and attention of our management from day-to-day activities and distract us from discovery and product development efforts. As a result of the Merger, we acquired Vicineum, a product in development by Sesen Bio for the treatment of non-muscle invasive bladder cancer. On July 15, 2022, Sesen Bio made the strategic decision to voluntarily pause further development of Vicineum in the United States and we have not pursued further development of Vicineum. We have completed the process of unwinding all contractual relationships related to Vicineum.
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
Identifying potential product candidates and conducting pre-clinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success. We will not generate commercial revenues unless and until we can achieve sales of products, which we do not anticipate for a number of years, if at all. Accordingly, we will need to obtain substantial additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all, and may be impacted by the economic climate and market conditions. For example, market volatility resulting from general U.S. or global economic or market conditions, including related to any health epidemics, pandemics or other contagious outbreaks, could also adversely impact our ability to access capital as and when needed.
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

Contractual Obligations and Commitments
The following table summarizes our contractual obligations and commitments at September 30, 2024 (in thousands):

	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	More than 5 Years
Contractual obligations:
Operating lease commitments(1)	$2,431	$1,493	$455	$483	$—
Finance lease commitments	1,233	1,136	97	—	—
Total contractual obligations	$3,664	$2,629	$552	$483	$—
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
During the nine months ended September 30, 2024, there were no material changes to our critical accounting policies and estimates from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K filed with the SEC on April 1, 2024.
Recent Accounting Pronouncements
See Note 3 to our unaudited interim consolidated financial statements found in this Quarterly Report on Form 10-Q for a description of recent accounting pronouncements applicable to our financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. Our interest-earning assets consist of cash, cash equivalents and marketable securities. Interest income earned on these assets was $1.9 million and $2.7 million for the nine months ended September 30, 2024 and 2023, respectively. Our interest income is sensitive to changes in the general level of interest rates, primarily U.S. interest rates.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three months ended September 30, 2024 and 2023.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer have evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2024. The term “disclosure controls and procedures,” as defined in the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based on the evaluation of our disclosure controls and procedures as of September 30, 2024, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•We have and may in the future curtail, pause, delay or cease development of a product candidate at any stage of pre-clinical or clinical development based on a variety of factors, including our judgments regarding costs or timing of further development, probability of success of clinical development (including because of a decrease in the pool of available patients), regulatory requirements, commercial potential, relative benefits and costs compared to other product candidates in our portfolio, and our overall corporate strategy.
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

Since inception, we have incurred significant operating losses. Our net losses were $12.7 million and $21.4 million for the three months ended September 30, 2024 and 2023, respectively. To date, we have not yet commercialized any products or generated any revenue from product sales and have financed our operations primarily with proceeds from sales of our preferred stock, proceeds from our collaboration with Moderna, research tax credits and convertible debt financing. We have devoted substantially all of our financial resources and efforts to pursuing discovery, research and early clinical development of our product candidates. We are in the early stages of development of our lead product candidate, CT-0525. We treated the first patient in the Phase 1 clinical trial of CT-0525 in May 2024 and received Fast Track designation from the FDA in June 2024.
We expect to continue to incur significant expenses and operating losses for the foreseeable future, including costs associated with operating as a public company. We anticipate that our expenses will increase substantially if and as we:
•enhance the capabilities of our CAR-M platform;
•continue to conduct a clinical trial of CT-0525 for solid tumors that overexpress HER2;
•conduct discovery and pre-clinical testing of the development of in vivo CAR-M therapeutics for up to twelve research targets, as well as multiple other targets and indications;
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
As of September 30, 2024, we had cash and cash equivalents of $26.9 million that we believe are sufficient to sustain our planned operations and capital expenditure requirements into the third quarter of 2025. However, we have based this estimate on assumptions that may prove to be wrong, and our revised operating plan may change as a result of many factors currently unknown to us. In addition, changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control. As a result, we could deplete our capital resources sooner than we currently expect. In addition, because the successful development of CT-0525 and any combination studies or other product candidates that we pursue is highly uncertain, at this time we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the development of any product candidate.
Identifying potential product candidates and conducting pre-clinical and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success. We will not generate commercial revenues unless and until we can achieve sales of products, which we do not anticipate for a number of years, if at all. Accordingly, we will need to obtain substantial additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all, and we may be impacted by the economic climate and market conditions. For example, market volatility resulting from general U.S. or global economic or market conditions, including related to any health epidemics, pandemics or other contagious outbreaks, could also adversely impact our ability to access capital as and when needed. Alternatively, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans.
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
Risks Related to Our Discovery Programs and Research and Development of Our Product Candidates
Cell therapy is a rapidly evolving area of science, and the approach we are taking to discover and develop product candidates by utilizing genetically modified macrophages and monocytes is novel and may never lead to approved or marketable products.
Cell therapy has yet to be broadly applied to solid tumors, inflammatory disease, fibrotic disease or neurodegeneration. The discovery, research and development of engineered macrophages and monocytes to treat disease is an emerging field and our CAR-M platform, which is the first CAR-M to be evaluated in a human clinical trial, is a relatively new technology. Our future success depends on the successful development of this novel therapeutic approach. The scientific evidence to support the feasibility of developing product candidates based on these discoveries is both preliminary and limited. As such, there may be adverse effects or limited favorable results from treatment with any of our current or future product candidates that we cannot predict at this time.
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
We are early in our development efforts. If we are unable to commercialize our product candidates or experience significant delays in doing so, our business will be materially harmed.
We are early in our development efforts. We initiated our first Phase 1 clinical trial in 2020. We received a Study May Proceed notification from the FDA for CT-0525 in November 2023, treated our first patient in our Phase 1 clinical trial in May 2024 and received Fast Track designation from the FDA in June 2024. We expect to report initial data from the clinical trial in the first quarter of 2025.
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
•the number of patients required for clinical trials of our product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate (including because of a decrease in the pool of available patients) or participants may drop out of these clinical trials at a higher rate than we anticipate;
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
•regulators may withdraw their approval of a product or impose restrictions on its distribution; and
•business interruptions resulting from any health epidemics, pandemics or other contagious outbreaks may result in adverse effects on our business and operations.
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
•the cost to, or lack of adequate compensation for, prospective patients; and
•the impact of any health epidemics, pandemics or other contagious outbreaks.
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
We are considering expanding our Phase 1 clinical trial of CT-0525 to include its evaluation in combination with pembrolizumab or another checkpoint inhibitor and we may also evaluate CT-0525 in combination with other drugs. If the FDA or similar regulatory authorities outside of the United States do not approve these other drugs, revoke their approval of such drugs, or if safety, efficacy, manufacturing or supply issues arise with the drugs we choose to evaluate in combination with CT-0525, we may be unable to obtain approval of CT-0525 or market CT-0525.

We initiated our Phase 1 clinical trial of CT-0525 and the first patient was treated in May 2024. We are considering expanding this trial to evaluate CT-0525 in combination with pembrolizumab or another checkpoint inhibitor and may also evaluate CT-0525 in combination with other drugs in the future.
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

We anticipate seeking third-party collaborators for the research, development and commercialization of certain of our product candidates. For example, we entered into a strategic collaboration with Moderna in January 2022 focused on the development of in vivo CAR-M therapeutics for up to twelve research targets. In collaboration with Moderna, we have established a mRNA/LNP in vivo CAR-M platform for research targets, which enables an off-the-shelf approach wherein the patient’s own myeloid cells are engineered directly within their body via the administration of a LNP encapsulating macrophage reprogramming mRNA CAR constructs, removing the requirement for ex vivo cell manufacturing entirely. In June 2024, we announced the nomination of the first Development Candidate under the collaboration with Moderna. The Development Candidate targets GPC3. In September 2024, we expanded the collaboration with Moderna to include two autoimmune targets.
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
Collaborations involving our discovery programs or any product candidates we may develop, including our collaboration with Moderna for both oncology and autoimmune targets, pose the following risks to us:
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
We may seek to establish additional collaborations. If we are not able to establish or maintain additional collaborations, on commercially reasonable terms, we may have to alter our development and commercialization plans, and our business could be adversely affected.
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
In the United States, patent term can also be adjusted due to delays that occur during examination of patent applications, which may extend the term of a patent beyond 20 years. There is a risk that we may take action that reduces any accrued patent term adjustment.
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
Third parties may assert that we are employing their proprietary technology without authorization. There may be third-party patents or patent applications with claims to materials, formulations or methods, such as methods of manufacture or methods for treatment, related to the discovery, use or manufacture of the product candidates that we may identify or related to our technologies. Because patent applications can take many years to issue, there may be currently pending patent applications which may later result in issued patents that the product candidates that we may identify may infringe. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. Moreover, as noted above, there may be existing patents that we are not aware of or that we have incorrectly concluded are invalid or not infringed by our activities. If any third-party patents were held by a court of competent jurisdiction to cover, for example, the manufacturing process of the product candidates that we may identify, any molecules formed during the manufacturing process or any final product itself, the holders of any such patents may be able to block our ability to commercialize such product candidate unless we obtained a license under the applicable patents, or until such patents expire.
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
The time required to obtain approval by the FDA is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. We have not obtained marketing approval for any product candidate, and it is possible that none of our existing product candidates, or any product candidates we may seek to develop in the future will ever obtain marketing approval.
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

In addition, we could be adversely affected by several significant administrative law cases decided by the U.S. Supreme Court in 2024. In Loper Bright Enterprises v. Raimondo, for example, the court overruled Chevron U.S.A., Inc. v. Natural Resources Defense Council, Inc., which for 40 years required federal courts to defer to permissible agency interpretations of statutes that are silent or ambiguous on a particular topic. The U.S. Supreme Court stripped federal agencies of this presumptive deference and held that courts must exercise their independent judgment when deciding whether an agency such as the FDA acted within its statutory authority under the Administrative Procedure Act, or the APA. Additionally, in Corner Post, Inc. v. Board of Governors of the Federal Reserve System, the court held that actions to challenge a federal regulation under the APA can be initiated within six years of the date of injury to the plaintiff, rather than the date the rule is finalized. The decision appears to give prospective plaintiffs a personal statute of limitations to challenge longstanding agency regulations. These decisions could introduce additional uncertainty into the regulatory process and may result in additional legal challenges to actions taken by federal regulatory agencies, including the FDA and CMS, that we rely on. In addition to potential changes to regulations as a result of legal challenges, these decisions may result in increased regulatory uncertainty and delays and other impacts, any of which could adversely impact our business and operations.

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

The FDA may also impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of a product. The FDA and other agencies, including the Department of Justice, closely regulate and monitor the post-approval marketing and promotion of products to ensure that they are manufactured, marketed and distributed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA imposes stringent restrictions on manufacturers’ communications regarding off-label use and if we market any product for an indication that is not approved, we may be subject to warnings or enforcement action for off-label marketing. Violation of the Federal Food, Drug, and Cosmetic Act, or FDCA, and other statutes, including the False Claims Act, relating to the promotion and advertising of prescription drugs may lead to investigations or allegations of violations of federal and state health care fraud and abuse laws and state consumer protection laws.

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
Under the FDCA and implementing regulations, the FDA may grant accelerated approval to a product candidate to treat a serious or life-threatening condition that provides meaningful therapeutic benefit over available therapies, upon a determination that the product has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease, such as irreversible morbidity or mortality. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit measurement of a therapeutic effect that is considered reasonably likely to predict the clinical benefit of a drug. The accelerated approval pathway may be used in cases in which the advantage of a new drug over available therapy may not be a direct therapeutic advantage but is a clinically important improvement from a patient and public health perspective. Prior to seeking such accelerated approval, we, or our collaborators, will continue to seek feedback from the FDA or comparable foreign regulatory agencies and otherwise evaluate our, or their, ability to seek and receive such accelerated approval.

There can be no assurance that we will satisfy all FDA requirements, including new provisions that govern accelerated approval. For example, with passage of the FDORA in December 2022, Congress modified certain provisions governing accelerated approval of drug and biologic products. Specifically, the new legislation authorized the FDA to: require a sponsor to have its confirmatory clinical trial underway before accelerated approval is awarded, require a sponsor of a product granted accelerated approval to submit progress reports on its post-approval studies to the FDA every six months (until the study is completed; and use expedited procedures to withdraw accelerated approval of an NDA or BLA if certain conditions are met, including where a required confirmatory study fails to verify and describe the predicted clinical benefit or where evidence demonstrates the product is not shown to be safe or effective under the conditions of use. The FDA may also use such procedures to withdraw an accelerated approval if a sponsor fails to conduct any required post-approval study of the product with due diligence, including with respect to “conditions specified by the Secretary.” The new procedures include the provision of due notice and an explanation for a proposed withdrawal, and opportunities for a meeting with the Commissioner or the Commissioner’s designee and a written appeal, among other things. We will need to fully comply with these and other requirements in connection with the development and approval of any product candidate that qualifies for accelerated approval.
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
In the European Union, a “conditional” marketing authorization may be granted in cases where all the required safety and efficacy data are not yet available. A conditional marketing authorization is subject to conditions to be fulfilled for generating missing data or ensuring increased safety measures. A conditional marketing authorization is valid for one year and has to be renewed annually until fulfillment of all relevant conditions. Once the applicable pending studies are provided, a conditional marketing authorization can become a “standard” marketing authorization. However, if the conditions are not fulfilled within the timeframe set by the EMA, the marketing authorization will cease to be renewed.

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
In order for the FDA to grant orphan drug exclusivity to one of our products, the FDA must find that the product is indicated for the treatment of a condition or disease with a patient population of fewer than 200,000 individuals in the United States. The FDA may conclude that the condition or disease for which we seek orphan drug exclusivity does not meet this standard. Even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different products can be approved for the same condition. In addition, even after an orphan drug is approved, the FDA and comparable foreign regulatory authorities such as the EMA can subsequently approve the same product for the same condition if the FDA or such other authorities conclude that the later product is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. Orphan drug exclusivity may also be lost if the FDA or EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the product to meet the needs of the patients with the rare disease or condition.
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

In the EU, on December 13, 2021, Regulation No 2021/2282 on Health Technology Assessment, or HTA, amending Directive 2011/24/EU, was adopted. While the Regulation entered into force in January 2022, it will only begin to apply from January 2025 onwards, with preparatory and implementation-related steps to take place in the interim. Once applicable, it will have a phased implementation depending on the products concerned. The Regulation intends to boost cooperation among EU member states in assessing health technologies, including new medicinal products as well as certain high-risk medical devices, and provide the basis for cooperation at the EU level for joint clinical assessments in these areas. It will permit EU member states to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the highest potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU member states will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technology, and making decisions on pricing and reimbursement.
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

Specifically, with respect to price negotiations, Congress authorized Medicare to negotiate lower prices for certain costly single-source drug and biologic products that do not have competing generics or biosimilars and are reimbursed under Medicare Part B and Part D. CMS may negotiate prices for ten high-cost drugs paid for by Medicare Part D starting in 2026, followed by 15 Part D drugs in 2027, 15 Part B or Part D drugs in 2028, and 20 Part B or Part D drugs in 2029 and beyond. This provision applies to drug products that have been approved for at least 9 years and biologics that have been licensed for 13 years, but it does not apply to drugs and biologics that have been approved for a single rare disease or condition. Nonetheless, since CMS may establish a maximum price for these products in price negotiations, we would be fully at risk of government action if our products are the subject of Medicare price negotiations. Moreover, given the risk that could be the case, these provisions of the IRA may also further heighten the risk that we would not be able to achieve the expected return on our drug products or full value of our patents protecting our products if prices are set after such products have been on the market for nine years. The first cycle of negotiations for the Medicare Drug Price Negotiation Program commenced in the summer of 2023 and the second cycle will commence in the Fall 2024.
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

.

We do not currently meet the requirements for continued listing on the Nasdaq Global Market. If we fail to meet the requirements for continued listing on the Nasdaq Global Market, our common stock could be delisted from trading, which would have a negative effect on the price of our common stock and our ability to raise additional capital.

Our common stock is currently listed on The Nasdaq Global Market. We are required to meet specified requirements to maintain our listing on The Nasdaq Global Market, including, among other things, a minimum market value of listed securities of $50,000,000 under Nasdaq Listing Rule 5450(b)(2)(A), or the Minimum MVLS Requirement.

On October 10, 2024, we received written notice, or the Notice, from the Listing Qualifications Department, or the Staff, of The Nasdaq Stock Market LLC, or Nasdaq, notifying us that our common stock was not in compliance with the Minimum MVLS Requirements for the previous 30 consecutive business days required to maintain continued listing on The Nasdaq Global Market. The Notice has no immediate effect on the listing of our common stock. We have 180 calendar days, or until April 8, 2025, to regain compliance with the Minimum MVLS Requirement. If, at any time before April 8, 2025, the market value of our listed securities closes at $50.0 million or more for a minimum of ten consecutive business days, the Staff will provide written notification to us that we have regained compliance with the Minimum MVLS Requirement and this matter will be closed. If we do not regain compliance with the Minimum MVLS Requirement by April 8, 2025, we will receive written notification that our securities are subject to delisting. At that time, we may appeal the Staff’s delisting determination to a Nasdaq Listing Qualifications Panel pursuant to the procedures set forth in the applicable Nasdaq Listing Rules.

If we fail to satisfy The Nasdaq Global Market’s continued listing requirements, we may transfer to The Nasdaq Capital Market, which generally has lower financial requirements for initial listing, to avoid delisting, or, if we fail to meet its listing requirements, the OTC Bulletin Board. However, we may not be able to satisfy the initial listing requirements for The Nasdaq Capital Market. A transfer of our listing to The Nasdaq Capital Market or having our common stock trade on the OTC Bulletin Board could adversely affect the liquidity of our common stock. Any such event could make it more difficult to dispose of, or obtain accurate quotations for the price of, our common stock, and there also would likely be a reduction in our coverage by securities analysts and the news media, which could cause the price of our common stock to decline further. We may also face other material adverse consequences in such event, such as negative publicity, a decreased ability to obtain additional financing, diminished investor and/or employee confidence, and the loss of business development opportunities, some or all of which may contribute to a further decline in our stock price.

A delisting of our common stock from The Nasdaq Global Market could materially reduce the liquidity of our common stock and result in a corresponding material reduction in the price of our common stock. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all and would also make it more difficult for our stockholders to sell or purchase our common stock when they wish to do so. In the event of a delisting, we would take actions to restore our compliance with the Nasdaq Global Market’s listing requirements, but we can provide no assurance that any action taken by us would result in our common stock becoming listed again, or that any such action would stabilize the market price or improve the liquidity of our common stock.

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

Moreover, we are also party to the Sale Agreement with Jefferies, as sales agent, pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $100.0 million from time to time through Jefferies under an “at-the-market offering” program, or ATM. The number of shares that are sold by Jefferies after we request that sales be made will fluctuate based on the market price of our common stock during the sales period and limits we set with Jefferies. Therefore, it is not possible to predict the number of shares that will ultimately be issued by us, if any, pursuant to the sales agreement. As of September 30, 2024, we have sold 1,362,917 shares under the ATM for gross proceeds of $3.2 million.
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
As of September 30, 2024, our executive officers, directors and principal stockholders, in the aggregate, beneficially owned 46.4% of our outstanding shares of common stock. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of the Company on terms that other stockholders may desire.
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

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certifications of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2+	Certifications of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial information from Carisma Therapeutics Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statements of Convertible Preferred Stock and Stockholders' Equity (Deficit), (v) the Consolidated Statements of Cash Flows, and (vi) Notes to the Interim Consolidated Financial Statements.
104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_________________________________________
*    Filed herewith.
+    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARISMA THERAPEUTICS INC.

Date: November 7, 2024	By:	/s/ Steven Kelly
Steven Kelly
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 7, 2024	By:	/s/ Richard Morris
Richard Morris
Chief Financial Officer
(Principal Financial and Accounting Officer)