Form 10-K
period 2024-12-31
Carisma Therapeutics Inc.
filed 2025-03-31
CIK 1485003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________
FORM 10-K
____________________________________________________________
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates based on the closing sale price as reported on The Nasdaq Stock Market LLC, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 28, 2024, was $53,095,128.
The registrant had 41,788,096 shares of common stock, $0.001 par value per share, outstanding as of March 26, 2025.

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2024. Portions of such definitive proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains express or implied forward-looking statements that are based on our management’s belief and assumptions and on information currently available to our management. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to future events or our future operational or financial performance, and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by these forward-looking statements. Forward-looking statements in this Annual Report on Form 10-K may include, but are not limited to, statements about:
•our ability to identify, evaluate and execute a strategic transaction;
•our ability to preserve our existing cash resources so that we may pursue an orderly wind down of our operations;
•our ability to successfully execute a planned orderly wind down;
•our expectations regarding the value or recovery that may be available to our stockholders and other stakeholders in connection with a potential strategic transaction or as part of a wind down process;
•our ability to obtain additional financing;
•our ability to continue as a going concern;
•the potential benefits and advantages of our platform technology, CT-2401, our pre-clinical stage product candidate targeting liver fibrosis and CT-1119, our product candidate targeting mesothelin-positive solid tumors;
•our potential to receive future milestones and royalty payments under our collaboration with ModernaTX, Inc., or Moderna or to realize value from such collaboration;
•our ability to resume research and development activities if we were to execute a strategic transaction or obtain significant additional funding;
•if we were to resume research and development activities, our ability to conduct discovery and pre-clinical testing of product candidates, and initiate, enroll patients in and complete clinical trials of product candidates;
•our ability to replicate in any such later clinical trials positive results found in pre-clinical studies and early-stage clinical trials of our product candidates;
•our ability to enter into and realize the anticipated benefits of our research and development programs, strategic partnerships, research and licensing programs and academic and other collaborations;
•if we were to resume research and development activities, the timing of applying for and receiving, and our ability to maintain, marketing approvals from applicable regulatory authorities for our product candidates;
•our ability to obtain and maintain intellectual property protection and regulatory exclusivity for our product candidates;
•acceptance of product candidates, if approved, by patients, the medical community, and third-party payors;
•our expectations regarding our ability to fund our operating expenses and capital expenditure requirements with our cash and cash equivalents;
•our estimates regarding the potential market opportunity for our product candidates;
•the potential impact of public health epidemics or pandemics and of global economic developments on our business, operations, strategy and goals;
•our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
•our competitive position;
•our ability to maintain compliance with Nasdaq listing standards;
•the impact of government laws and regulations;
•political and economic developments; and
•such other matters as discussed on this Annual Report on Form 10-K, including Part I, Item 1A, “Risk Factors.”

In some cases, forward-looking statements can be identified by terminology such as “aim,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “predict,” “project,” “target,” “potential,” “goals,” “will,” “would,” “could,” “should,” “continue” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties, and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under the section titled “Risk Factors” and
i

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

Pursuant to the Merger Agreement, we changed our name from “Sesen Bio, Inc.” to “Carisma Therapeutics Inc.” Following the completion of the Merger, the business conducted by us became primarily the business conducted by Legacy Carisma, which is a biotechnology company dedicated to developing a differentiated and proprietary platform focused on engineered macrophages and monocytes, cells that play a crucial role in both the innate and adaptive immune response.

ii

Part I
Item 1. Business.
Overview

We are a biotechnology company focused on applying our industry leading expertise in macrophage engineering to develop transformative therapies to treat serious diseases including liver fibrosis and cancer. We have created a comprehensive set of platform technologies to enable the therapeutic use of engineered macrophages and monocytes, which belong to a subgroup of white blood cells called myeloid cells. We seek to apply our ability to engineer macrophages and monocytes, either in vivo or ex vivo, using approaches and delivery systems most appropriate to each specific indication, to meaningfully alter the course of the disease. Our proprietary CAR-M platform uses chimeric antigen receptors, or CARs, to redirect macrophages or monocytes against specific tumor associated antigens with the goal of targeted anti-tumor immunity.

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

2024 Revised Operating Plan

In March 2024, following a strategic review of our operating plan for 2024 and future periods, we approved a revised operating plan intended to balance value creation and expense management with our available cash resources. The objective of our revised operating plan was to focus our clinical development efforts on high potential value programs with meaningful near-term milestones and eliminate non-essential expenses and headcount to extend our cash runway. Under that plan, we intended to focus our ex vivo oncology clinical development efforts on our follow-on product candidate CT-0525, a CAR-Monocyte intended to treat solid tumors that over-express human epidermal growth factor receptor 2, or HER2 and cease development of CT-0508, our macrophage-based product candidate, and initial lead product candidate. In addition, at that time, we decided to continue to focus on our in vivo mRNA/lipid nanoparticle, or LNP, CAR-M programs in partnership with Moderna and pause development of CT-1119, amesothelin-targeted CAR-Monocyte, pending additional financing, reduce our workforce and decrease spending on other non-essential activities. All clinical activities of CT-0508 have ceased.

In December 2024, following a strategic review of our operating plan for 2025 and our future pipeline, we approved another revised operating plan intended to reduce monthly operating expenses, conserve cash, and refocus our efforts on strategic priorities. First, we decided to cease development of our HER2 directed autologous cell therapy platform including CT-0525. Our decision was based on an assessment of the competitive landscape in anti-HER2 treatments, including the impact of recently approved anti-HER2 therapies on HER2 antigen loss/downregulation, and the effects on the future development strategy of any anti-HER2 product. We dosed the last patient in our Phase 1 clinical trial of CT-0525 in November 2024 and all clinical activity ended in January 2025.

Further pursuant to the December 2024 revised operating plan, we pivoted our focus to developing product candidates targeting two indications – liver fibrosis and solid tumor oncology, while retaining the potential to receive milestones and royalties from our collaboration with Moderna.

Recent Developments - 2025 Cash Preservation Plan

As part of a further revised plan approved by our board of directors on March 25, 2025 to preserve our existing cash resources following our reduction in workforce, or our cash preservation plan, we have reduced our operations to those necessary to identify and explore a range of strategic alternatives to maximize value and prepare to wind down our business. Potential strategic alternatives to be explored and evaluated may include, among other transactions, the sale, license, monetization or divestiture of one or more of our assets or technologies, a strategic collaboration or partnership with one or more parties or the merger or sale of our company. We cannot provide any commitment regarding when or if this strategic review process will result in any type of transaction. We currently have no intention of resuming research and development activities. Any future resumption of research and development activities would depend on completing a strategic transaction that would support our prior operating plans or otherwise obtaining significant additional funding. As part of our cash preservation plan, our board of directors determined to terminate all of our employees not deemed necessary to pursue strategic alternatives and execute an orderly wind down of our operations.

We may retain a financial advisor to advise on our exploration of a range of strategic alternatives. We plan to work with this advisor on identifying and evaluating potential strategic alternatives with the goal of maximizing the value of our assets, including CT-2401, CT-1119, our macrophage and monocyte engineering platform and our CAR-M platform and realizing value for the potential milestone and royalty payments under the Moderna collaboration. However, our exploration of strategic alternatives may not result in the consummation of any transaction or the realization of any value for our company or our stockholders.

Our Product Candidates and Pipeline

Our liver fibrosis program is based upon the discovery of a key efferocytosis defect in the macrophages that reside within the livers of patients with fibrosis. Using a novel mRNA LNP approach, our product candidate aims to reverse fibrotic disease and improve the outcomes of patients with advanced liver fibrosis. In the second quarter of 2024, we achieved pre-clinical proof of concept in our liver fibrosis program, demonstrating the anti-fibrotic potential of engineered macrophages in two liver fibrosis models. Prior to pausing our research and development activities, we planned to continue to conduct pre-clinical development of our product candidate, CT-2401, sufficient to enable a regulatory submission to initiate a clinical trial.

Our oncology program leverages our considerable expertise and experience in ex vivo cell therapy. CT-1119 is designed to treat patients with advanced mesothelin-positive solid tumors, including pancreatic cancer, ovarian cancer, lung cancer, mesothelioma, and others. Prior to pausing our research and development activities, we planned to initiate a Phase 1 clinical trial of CT-1119, a mesothelin-targeted CAR-Monocyte, in combination with tislelizumab, an anti-PD-1 antibody, in adult patients with mesothelin-positive solid tumors in China.

Our collaboration with Moderna utilizes Moderna's mRNA/LNP technology, together with our CAR-M platform technology, to create novel in vivo oncology off-the-shelf gene therapy product candidates. In June 2024, we announced that Moderna nominated the first development candidate under the collaboration and paid us a $2.0 million milestone. This development candidate targets Glypican-3, or GPC3, and is designed to treat solid tumors, including hepatocellular carcinoma. In November 2024, we announced new pre-clinical data on our anti-GPC3 in vivo CAR-M therapy for treating hepatocellular carcinoma. These pre-clinical data demonstrated robust anti-tumor activity. In February 2025, Moderna nominated ten additional oncology research targets, four of which replaced two oncology research targets and two autoimmune research targets, which Moderna concurrently ceased developing. As of February 2025, Moderna has nominated all 12 oncology research targets under the collaboration for which we have the potential to receive future milestones and royalty payments. We will not be conduct any additional research activities under the collaboration agreement and we will not be receiving any further research funding from Moderna under the collaboration agreement. Moderna also agreed to terminate the in-vivo oncology field exclusivity, which would allow us to pursue in vivo CAR-M programs, outside of the 12 nominated oncology targets and product polypeptides.

Our Product Candidates and Discovery Programs

Using our industry leading expertise and proprietary technology in macrophage and monocyte engineering, we have developed a pipeline of product candidates, with a focus on liver fibrosis and solid tumor oncology. Our fibrosis and ex vivo oncology programs are wholly owned while the in vivo CAR-M therapies are being developed by Moderna under our collaboration agreement . Our current pipeline is summarized below:

Liver Fibrosis

Our product candidate for liver fibrosis, CT-2401, is based upon the discovery of a key defect in the macrophages that reside within the livers of patients with fibrosis. Working in collaboration with researchers at Columbia University, we have identified that the macrophages that normally reside in the liver (Kupfer cells) become defective in patients with metabolic associated liver disease, or MASH. Specifically, they lose the ability to perform a normal, maintenance function called efferocytosis. Efferocytosis is the clearance of dead and dying cells by macrophages and is a critical normal function in the body, including within the liver. In MASH, the accumulation of fat in liver cells (hepatocytes) leads to a fatty liver (steatohepatitis). This accumulation of fat in hepatocytes ultimately leads to dead and dying cells. Efferocytosis should clear these cells in a manner that does not cause inflammation or additional disease. However, as efferocytosis is defective in MASH, these dead and dying cells accumulate and cause inflammation and ultimately liver fibrosis.

This defect in efferocytosis can be ascribed to the loss of a single receptor on the cell surfaces of Kupffer cells called TIM4. Although multiple factors are involved in efferocytosis, pre-clinical studies suggest that TIM4 is the major efferocytosis receptor that is lost in MASH and is responsible for the defective efferocytosis seen in the disease. Samples of liver tissue from patients with MASH demonstrated a loss of TIM4. In pre-clinical studies conducted in the laboratory of Dr. Ira Tabas at Columbia University (published in Biorxiv), deleting TIM4 in Kupffer cells was observed to cause liver fibrosis. Restoring TIM4 expression caused a significant reduction of the fibrosis seen in these models.

Pre-clinical data have consistently demonstrated that TIM4 replacement with TIM4 engineered macrophage cell therapy or with TIM4 mRNA/LNP lead to robust anti-fibrotic activity as evaluated by liver biopsy. TIM4 replacement therapy has demonstrated significant reduction of multiple independent biomarkers of MASH liver fibrosis, including overall liver collagen content, hepatic Collagen-1a1, hepatic osteopontin (a liver-specific fibrotic biomarker), and hepatic alpha-smooth muscle actin (a hepatic stellate cell activation marker associated with MASH) in mild and advanced MASH animal models.

CT-2401 is intended to be developed as an off-the-shelf, in vivo mRNA/LNP, approach designed to deliver mRNA encoding for TIM4 via LNPs that efficiently transfect Kupffer cells.

The proposed indication for CT-2401 is patients with MASH and later stage liver fibrosis (F3 and F4 compensated cirrhosis on a 4-point scale). By directly targeting a key driver of liver fibrosis in these later stage patients, we aim to show more robust benefit on fibrosis than the current types of metabolic directed agents on the market or in development. These agents generally show efficacy on steatosis, but only a small fraction of patients achieve reduction or reversal of fibrosis.

Prior to pausing research and development activities, we planned to continue to conduct pre-clinical development of CT-2401 sufficient to enable a regulatory submission to initiate a clinical trial.

Ex Vivo Oncology

CT-1119 is a mesothelin-targeted CAR-Monocyte that is designed to treat patients with advanced mesothelin-positive solid tumors, including pancreatic cancer, ovarian cancer, lung cancer, mesothelioma, and others. CT-1119 incorporates two key enhancements as compared to CT-0508 and CT-0525: (1) a next-generation CAR that, in pre-clinical studies, led to a significant increase in tumor killing and cytokine release when compared to our first generation construct, and (2) the incorporation of a signal-regulatory protein alpha, or SIRPα, knockdown to overcome the cluster of differentiation, or CD47 immune checkpoint.

Prior to pausing our research and development activities, we planned to initiate a Phase 1 clinical trial of CT-1119, a mesothelin-targeted CAR-Monocyte, in combination with tislelizumab, an anti-PD-1 antibody, in adult patients with mesothelin-positive solid tumors, in China.

In addition to utilizing an enhanced CAR construct and SIRPα knockdown technology, the Phase 1 clinical trial design built on observations from our prior Phase 1 clinical trials. For example, the dosing schedule was based on the previously presented data from our HER2 program, in which we observed reductions in circulating tumor (ct) DNA. ctDNA is a marker of overall tumor burden and decreases can be viewed as evidence of reductions in tumor. The reductions observed in some patients after receiving CT-0508 had a nadir approximately three weeks after infusion and then rebounded. Based on this observation, repeat dosing is intended to keep therapeutic pressure on tumors and potentially provide meaningful clinical benefit. Additionally, pre-clinical data suggests a potential for synergy between CAR-M approaches and check point inhibitors, particularly PD-1. Data from the clinical trials of CT-0508 showed markers of T-cell exhaustion as having correlation with limited efficacy from HER2 CAR-M therapy. Based on the initial data from Phase 1 clinical trial of CT-0508, co-administration of a PD-1 checkpoint inhibitor and CT-0508 was generally well-tolerated in cancer patients. Therefore, the CT-1119 trial was designed to incorporate the addition of the PD-1 checkpoint inhibitor tislelizumab to the repeat administration of CT-1119.

In Vivo Oncology

To advance our in vivo CAR-M therapeutics, we established a strategic collaboration with Moderna, which utilizes Moderna's mRNA/LNP technology, together with our CAR-M platform technology, to create novel in vivo oncology off-the-shelf gene therapy product candidates. Since entering into the agreement, we have made significant progress advancing this program. In the fourth quarter of 2023, we presented pre-clinical data from this collaboration demonstrating that CAR-M can be directly produced in vivo, successfully redirecting endogenous myeloid cells against tumor-associated antigens using mRNA/LNP. Additionally, the pre-clinical data demonstrated feasibility, tolerability, and early efficacy of in vivo CAR-M against metastatic solid tumors. In December 2023, we announced the nomination of the collaboration's first lead candidate. In June 2024, we announced the achievement of the first development candidate under the collaboration with Moderna, triggering a $2.0 million milestone payment from Moderna. This development candidate targets GPC3 and is designed to treat solid tumors, including hepatocellular carcinoma. In November 2024, we presented pre-clinical data characterizing the efficacy of the development candidate targeting GPC3 for hepatocellular carcinoma. These pre-clinical data demonstrated robust anti-tumor activity. In February 2025, Moderna nominated 10 additional oncology targets, four of which replaced two oncology research targets and two autoimmune targets, which Moderna concurrently ceased developing. As of February 2025, all 12 oncology targets under the collaboration agreement were nominated by Moderna for which we have the potential to receive future milestones and royalty payments. We will not conduct any additional research activities under the collaboration agreement and we will not be receiving any further payments from Moderna for research and development services under the collaboration agreement. Moderna also agreed to terminate the in vivo oncology field exclusivity, which would allow us to pursue in vivo CAR-M programs, outside of the 12 nominated oncology targets, and to product polypeptides.

Background
Limitations of Current CAR-T or CAR-NK Therapies
Cellular immunotherapy is a type of immuno-oncology approach whereby human immune cells are utilized to recognize and destroy cancer cells in a targeted manner.
Despite the incredible promise shown by cell therapies for hematologic malignancies, the success has not been replicated in the solid tumor setting. There are numerous challenges impacting T and NK cell immunotherapy in patients with solid tumors, such as the inability of cells to appropriately access the tumor microenvironment, or TME, overcome immunosuppression in the TME, and overcome target antigen heterogeneity. Importantly, there have been challenges in targeting solid tumors with CAR-T cells without inducing toxicities against normal tissues or inducing severe systemic cytokine release syndrome, or CRS. To date, no CAR therapies for the treatment of solid tumors have received marketing approval.

The Opportunity for Engineered Macrophages in Treating Cancer and Liver Fibrosis
We believe that macrophage and monocyte cell therapies hold promise in addressing the limitations of other cell types and transforming the cell therapy treatment paradigm for solid tumors and fibrotic diseases. The inherent biology of macrophages and monocytes offers several potential advantages that directly apply to current barriers for cell therapy efficacy in the solid tumor context. Macrophages and monocytes are actively recruited into solid tumors, while other immune cells, such as T cells, are often actively excluded. Macrophages are professional phagocytic cells capable of directly killing tumor cells through this unique mechanism. In addition to direct killing, macrophages can secrete pro-inflammatory factors that convert the immunosuppressive TME into an environment that promotes immunity. Importantly, macrophages and monocytes are professional antigen presenting cells, meaning they can directly present tumor-derived antigens to T cells leading to anti-tumor T cell responses, a phenomenon known as epitope spreading. Epitope spreading enables activity against tumor cells which either lack or lose expression of the initial antigen targeted by the CAR — a key challenge for cell therapies — and ultimately enables macrophages and monocytes to overcome target antigen heterogeneity within the patient’s cancer.
In addition to acting as a first line of defense in the innate immune system, macrophages and monocytes are found in all tissues in the body where they serve key regulatory functions such as wound healing, termination of immune responses and tissue regeneration. The prevalence and diversity of function of macrophages and monocytes make them an attractive potential therapeutic delivery cell.

Additionally, our liver fibrosis product candidate is designed with the goal of correcting acquired macrophage deficiencies, such as the loss of efferocytosis in MASH via the downregulation of the receptor TIM4. By aiming to restore TIM4 expression in hepatic macrophages (Kupffer cells), liver fibrosis as a result of MASH or other chronic liver injury may be significantly reduced.

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
Pipeline of Product Candidates and Discovery Programs
Using our industry leading expertise and proprietary technology in macrophage and monocyte engineering, we have developed a broad pipeline of product candidates, with a focus on liver fibrosis and solid tumor oncology.

Lead oncology product candidate CT-1119 (Next generation Anti-Mesothelin CAR-Monocyte)

CT-1119 is a mesothelin-targeted CAR-Monocyte developed for study in patients with advanced mesothelin-positive solid tumors, including lung cancer, mesothelioma, pancreatic cancer, ovarian cancer, and others. CT-1119 incorporates two key enhancements: (i) a next-generation CAR that, as demonstrated in pre-clinical studies, lead to a significant increase in tumor killing and cytokine release, and (ii) the incorporation of SIRPα knockdown to overcome the CD47 immune checkpoint.

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

CT-1119 Next-Gen CAR Design

We developed additional next generation CAR-M improvements utilizing enhanced CAR constructs to increase potency and functionality of the engineered cells. This includes optimization of each element of the CAR itself — the binder (which gives the CAR specificity to a target antigen), the hinge (which connects the binder to the transmembrane domain and gives the CAR length and flexibility), the transmembrane domain (which spans the cell membrane), and the intracellular signaling domains (which are responsible for activation of immune cell function). These changes can lead to increased proinflammatory cytokine release and more potent in vitro and in vivo killing relative to the first-generation CAR construct. A next generation CAR incorporating an optimized hinge, transmembrane, and signaling domain is incorporated into CT-1119.

CT-1119 SIRPα Knockdown

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

SIRP⍺ knockdown is incorporated into CT-1119 utilizing intronic shRNA.
Synergistic Potential of CAR-M Therapy with T Cell Checkpoint Inhibitors
Blocking the immune checkpoint molecule PD-1 checkpoint inhibitor, has revolutionized cancer treatment for patients with a multitude of solid tumor indications. Pembrolizumab is a potent humanized immunoglobulin G4, or IgG4, mAb, with high specificity of binding to the PD-1 checkpoint inhibitor receptor, inhibiting its interaction with programmed cell death ligand 1, or PD-L1, and programmed cell death ligand 2, or PD-L2. While pembrolizumab is currently indicated for the treatment of patients across several solid tumor indications, the majority of patients have either primary or secondary resistance to immune checkpoint blockade and may benefit from combinatorial therapy that could overcome immune cell exclusion, poor antigen presentation, low T cell infiltration, high tumor-associated macrophages, or TAM, infiltration, a lack of productive co-stimulation, low mutational burden, intra-tumoral, or IT, immunosuppression, and a low frequency of tumor reactive T cell clones. Multiple additional PD-1 checkpoints, including tislelizumab, have also been approved for multiple oncology indications.

Based on the data generated during pre-clinical development, CT-0508 was able to specifically recognize cancer cells through the binding of the CAR to HER2 expressed on the surface of the cancer cells. This interaction triggered activation of the CAR-M and resulted in direct anti-tumor effect by killing and phagocytosis of the tumor cells. In addition, CT-0508 recruited T cells, activated the TME, and as professional antigen presenting cells, processed and presented tumor associated antigen and/or neoantigens expressed by the tumor cells, leading to T cell immunity against these specific antigens. However, this indirect anti-tumor effect involves the engagement of T cells that may be actively suppressed, or exhausted, within the TME by a variety of factors including secreted immune-modulatory factors and inhibitory ligands expressed on both immune and tumor cells. Additionally, several studies have demonstrated that patients with low mutational burden, low major histocompatibility complex expression, defective antigen presentation, low CD8+ T cell infiltration, or minimal Type 1 T helper, or Th1, cytokine signatures tend to be unresponsive to PD-1 checkpoint inhibitor blockade. Therefore, based on the mechanism of action of CAR-M and the limitations of PD-1 checkpoint inhibitor blockade, the combination of CAR-M therapy with PD-1 checkpoint inhibitor blockade therapy may be beneficial as CAR-M will drive TME remodeling and enhance antigen presentation (innate immunity) to initiate an anti-tumor T cell response (adaptive immunity) which will be strengthened by inhibiting the PD-1 checkpoint inhibitor pathway. Pre-clinical data demonstrating the synergy between CAR-M and PD-1 checkpoint blockade were published in Nature Communications in 2025 (Pierini S, et al. Nature Communications. 2025). These data lay the groundwork for exploration of combination therapies consisting of CAR-M therapies (such as CT-1119) and T cell checkpoint inhibitors (such as anti-PD1).

mRNA/LNP Platform

In collaboration with Moderna, we have developed an mRNA based in vivo CAR-M platform for oncology. This approach is highly differentiated in the cell therapy space — not only because it relies on myeloid cells as the engineered effectors, but also because it utilizes direct in vivo reprogramming of patients’ own cells with a well-validated mRNA/LNP platform. By engineering patients’ own cells directly within their body, ex vivo autologous or allogeneic cell manufacturing is entirely bypassed. Importantly, while this approach enables an off-the-shelf therapy, the engineered cells are autologous, as it is the patients’ own cells being engineered into CAR-M in vivo, or directly within their body. .

Studies with the LNP have shown mRNA delivery leads to CAR expression on myeloid cells (monocytes, macrophages, and dendritic cells). Preliminary data have demonstrated that the LNP is efficient in transfecting myeloid cells in vitro and in vivo. In addition, preliminary data confirms high CAR expression, viability, and CAR-M function. In the fourth quarter of 2023, we presented pre-clinical data from this collaboration demonstrating that CAR-M can be directly produced in vivo, successfully redirecting endogenous myeloid cells against tumor-associated antigens using mRNA/LNP. Additionally, the data demonstrated feasibility and early efficacy of in vivo CAR-M against metastatic solid tumors. In 2024, we announced nomination of the collaboration's first development candidate, which will target the GPC3 antigen present on hepatocellular carcinoma, an indication with significant unmet medical need. In November 2024, we announced new pre-clinical data on our anti-GPC3 in vivo CAR-M therapy for treating hepatocellular carcinoma. These pre-clinical data demonstrated robust anti-tumor activity.

In February 2025, Moderna nominated ten additional oncology research targets, four of which replaced two oncology research targets and two autoimmune research targets, which Moderna concurrently ceased developing. As of February 2025, Moderna has nominated all 12 oncology research targets under the collaboration for which we have the potential to receive future milestones and royalty payments. We will not conduct any additional research activities under the collaboration agreement and we will not be receiving any further research funding from Moderna under the collaboration agreement.
Liver Fibrosis

We have a research program designed for liver fibrosis caused by advanced MASH. CT-2401 is designed to address defective efferocytosis, a novel pathway believed to drive the accumulation of dead hepatocytes in the liver of MASH patients leading to collagen deposition and chronic inflammation, resulting in liver fibrosis and MASH progression. Pre-clinical data identified TIM4 as a key downregulated/lost efferocytosis receptor in MASH. CT-2401, aims to restore TIM4 expression using mRNA/LNP technology. Pre-clinical proof of concept has been established.

Ex Vivo Oncology

Past Product Candidate: CT-0508 (anti-HER2 CAR-Macrophage)
CT-0508 is a cell product comprised of autologous, peripheral blood monocyte-derived, pro inflammatory macrophages, transduced with a chimeric adenoviral vector, Ad5f35, containing an anti-HER2 CAR. HER2 is a protein on the cell surface that promotes the growth of cancer cells. The anti-HER2 CAR is a first-generation CAR composed of a fully human single-chain variable fragment, or scFv, derived from the monoclonal antibody, or mAb, trastuzumab, which is specific for human HER2. The anti-HER2 scFv is fused to a CAR backbone containing a CD8 hinge, CD8 transmembrane domain, and a CD3ζ intracellular domain. The CAR is cloned into an adenoviral vector backbone and transduced into monocyte-derived macrophages. Based on the pre-clinical data generated to date, CT-0508 CAR-Macrophages are able to specifically recognize HER2 over-expressing tumor cells, which triggers both direct killing of tumor cells and phagocytosis. Additionally, CAR engagement to HER2 on tumor cells results in the secretion of a broad array of pro-inflammatory cytokines and chemokines, which contribute to the recruitment and activation of additional immune cells to the TME, including effector T cells and other antigen presenting cells. CT-0508 CAR-Macrophages are antigen presenting cells, and after phagocytosing tumor cells they process tumor-derived antigens and present them to T cells, leading to T cell immunity against tumor antigens. This additional activation of the adaptive immune system amplifies anti-tumor immune response and can lead to long term immune memory not only against HER2, the primary target, but other tumor specific neoantigens as well.

CT-0508 was studied in a multi-center open label Phase 1 clinical trial in the United States. A total of 20 patients received infusions of CT-0508 during either the primary portion of the trial (n=14) or during the expansion cohort in combination with pembrolizumab (n=6). The primary endpoints of safety and feasibility were met while the best overall response observed in any subject was stable disease (SD). The trial was closed to enrollment in April 2024 and closed in its entirety in August 2024. The final presentation of data from this trial was made in the third quarter of 2024 and results from the monotherapy portion of the trial were published in Nature Medicine in 2025 (Reiss KA, et al. Nature Medicine, 2025).
Past Product Candidate: CT-0525

CT-0525 is a cell product comprised of autologous, peripheral blood derived CD14+ monocytes transduced with a chimeric adenoviral vector, Ad5f35, containing an anti-HER2 CAR. Unlike CT-0508, CT-0525 is a non-differentiated monocyte that is not fully matured during an ex vivo cell culture process. Based on pre-clinical studies, CT-0525 is expected to differentiate into a CAR-Macrophage directly in vivo, subsequently carrying out the same mechanism of action as described above for CT-0508. CT-0525 enables potentially higher dosing, improved trafficking, and enhanced persistence.

CT-0525 was evaluated in a multi-center open label Phase 1 clinical trial in the United States. The Phase 1 clinical trial for CT-0525 was a single-arm, open-label study of systemic intravenous administration of CT-0525 intended to evaluate safety, tolerability, and the manufacturing feasibility of CT-0525. Secondary endpoints included cellular kinetics, overall response rate and duration of response. This trial enrolled participants with locally advanced (unresectable) or metastatic solid tumors over-expressing HER2 whose disease has progressed on standard approved therapies. The study consisted of two cohorts: Cohort 1 received IV administration of three billion CAR-positive cells, while Cohort 2 received IV administration of up to 10 billion CAR-positive cells. The first patient was dosed in May 2024. Three subjects were treated in Cohort 1 and two were treated in Cohort 2. The last patient was dosed in November 2024 and all clinical activity ended in January 2025 due to the decision to cease development of CT-0525.

Manufacturing and Delivery

We do not own or operate, and currently have no plans to establish, our own manufacturing facilities. We have relied on, and if we resume research and development activities, expect to rely on third-party contract manufacturing organizations for manufacturing of our product candidates.

We have established, and if we resume research and development activities, will continue to establish arrangements with contract manufacturers to supply clinical materials and manufacturing capabilities for our clinical trials.

If we resume research and development activities and scale to commercialization, we expect to increase our capacity with our current, or yet to be identified, suppliers and evaluate other options to secure commercial scale capacity.

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
Our success may depend, in part, on our ability to obtain and maintain patent and other proprietary protection for commercially important technology, inventions and know-how related to our business, defend, and enforce our patents, preserve the confidentiality of our trade secrets and operate without infringing the valid enforceable patents and proprietary rights of third parties. Our ability to stop third parties from making, using, selling, offering to sell or importing our products may depend on the extent to which we have rights under valid and enforceable licenses, patents or trade secrets that cover these activities. With respect to both our owned and licensed intellectual property, we cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications we file in the future, nor can we be sure that any of our existing patents or any patents that may be granted us in the future will be commercially useful in protecting our commercial products and methods of manufacturing such products, as well as being held valid if challenged.

We currently control over 40 granted patents, which are expected to expire at various times between 2033 and 2042, and over 100 patent applications pending in several jurisdictions, including the United States, Europe, Australia, Brazil, Canada, China, Israel, Japan, Korea, Mexico, New Zealand, and Singapore. Intellectual property is a critical component of our business plan for maximizing return on our investments. We are actively developing intellectual property and will continue to maintain and defend United States and international patent rights for our products, technology, and development and improvement of our discovery platforms.
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
Exclusively Licensed Intellectual Property — Penn
We have exclusive rights to four patent families, and non-exclusive rights to related know-how by virtue of a license agreement with the Trustees of the University of Pennsylvania, or Penn. These patent families are directed to, among other things, methods of efficiently expressing CARs in myeloid cells, including monocytes, macrophages, and dendritic cells and enhancing effector activity, as well as the modified cells and compositions including such modified cells for use in several indications including various oncology targets. The applications will have an expiration date of no earlier than 2034. This licensed patent portfolio includes:
•A patent family that includes nine issued U.S. patents and three pending U.S. patent applications relating to modified macrophages, monocytes and dendritic cells comprising CARs. These U.S. patents are expected to expire in 2036, absent any term adjustments or extensions. Corresponding foreign patents and pending applications include one issued patent in Australia, one issued patent in Brazil, one issued patent in China, two issued patents in Israel, two issued patents in Japan, one issued patent in Mexico, one issued patent in Russia, one issued patent in Singapore, and pending applications in Australia, Brazil, Canada, China, Europe, Israel, India, Japan, Korea, Mexico, New Zealand, Russia, Singapore, Thailand and South Africa.
•A patent family that includes one pending U.S. patent application relating to modified macrophages, monocytes and dendric cells in protein aggregate-associated disorders. Patent applications in this family are expected to expire in 2039, absent any term adjustments or extensions. Corresponding foreign patents and pending applications include one issued patent in Australia, one issued patent in Japan, and pending applications in Canada, China, Europe, Israel, Korea, New Zealand, and Singapore.
•A patent family that includes one pending U.S. patent application relating to activation of antigen presenting cells. Patent applications in this family are expected to expire in 2040, absent any term adjustments or extensions.
•A patent family that includes one issued U.S. patent and one pending U.S. patent application relating to CARs comprising human anti-mesothelin binding domains. Patent applications in this family are expected to expire in 2034, absent any adjustments or extensions. Corresponding foreign patents and pending applications include three issued patents in Australia, one issued patent in China, one issued patent in Colombia, one issued patent in Germany, two issued patents in Europe, one issued patent in Spain, one issued patent in France, one issued patent in the United Kingdom, one issued patent in Italy, two issued patents in Japan, one issued patent in Russia, and pending applications in Australia, Canada, China, Europe, and Japan.

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
Carisma Owned Intellectual Property
We currently own ten U.S. patent families. This owned patent portfolio includes:
•A patent family that includes two issued U.S. patent and one pending U.S. patent applications relating to macrophages, monocytes and dendritic cells comprising novel CAR constructs. Patent applications in this family are expected to expire in 2041, absent any term adjustments or extensions. Corresponding foreign patent applications have been filed and are pending in Australia, Brazil, Canada, China, Europe, Israel, Japan, Korea, Mexico, New Zealand, Singapore, and South Africa.
•A patent family that includes one pending U.S. application relating to mRNA transfection of macrophages, monocytes and dendritic cells comprising CARs. Patent applications in this family are expected to expire in 2041, absent any term adjustments or extensions. Corresponding foreign patent applications have been filed and are pending in Australia, China, Eurasia, Europe, Israel, India, Japan, Korea, Mexico, New Zealand, Singapore, and South Africa.
•A patent family that includes one pending U.S. application relating to modified immune cells for fibrosis and inflammation. Patent applications in this family are expected to expire in 2041, absent any term adjustments or extensions. Corresponding foreign patent applications have been filed and are pending in Australia, China, Eurasia, Europe, Israel, India, Japan, Korea, Mexico, New Zealand, Singapore, and South Africa.
•A patent family that includes one pending U.S. application relating to self-polarizing immune cells. Patent applications in this family are expected to expire in 2042, absent any term adjustments or extensions. Corresponding foreign patent applications have been filed and are pending in Australia, Brazil, Canada, China, Eurasia, Europe, Israel, India, Japan, Korea, Mexico, New Zealand, Singapore, and South Africa.
•A patent family that includes one pending U.S. application relating to in vivo delivery of, among other things, CARs to macrophages, monocytes, and dendritic cells. Patent applications in this family are expected to expire in 2042, absent any term adjustments or extensions. Corresponding foreign patent applications have been filed and are pending in Australia, Europe, and Japan.
•A patent family that includes one pending U.S. application relating to methods and constructs for modifying the response of certain cells to environmental and other stimuli. Patent applications in this family are expected to expire in 2043, absent any term adjustments or extensions. Corresponding foreign patent applications have been filed and are pending in Australia, Europe, and Japan.
•A patent family that includes one pending PCT application relating to modified macrophages, monocytes, and dendritic cells including anti-mesothelin CARs. Patent applications in this family are expected to expire in 2043, absent any term adjustments or extensions.
•A patent family that includes one pending PCT application relating to modified constructs including JAK/STAT binding domains. Patent applications in this family are expected to expire in 2043, absent any term adjustments or extensions.
•A patent family that includes one pending PCT application relating to modified constructs including DAP10 and/or DAP12 domains. Patent applications in this family are expected to expire in 2044, absent any term adjustments or extensions.
•A patent family that includes one pending PCT application relating to modified constructs including cassettes engineered to produce one or more inhibitory RNAs and a CAR. Patent applications in this family are expected to expire in 2044, absent any term adjustments or extensions.

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

In January 2022, Legacy Carisma and Moderna established this collaboration by entering into a Collaboration and License Agreement, or the Moderna License Agreement, which provides for a broad strategic collaboration to discover, develop and commercialize in vivo engineered CAR-M therapeutics. Under the Moderna License Agreement, the parties initiate research programs during a research term, focused on the discovery and research of products directed to biological targets. Moderna's mRNA platform builds on continuous advances in basic and applied mRNA science, delivery technology and manufacturing, and has allowed the development of therapeutics and vaccines for infectious diseases, immuno-oncology, rare diseases, cardiovascular diseases and auto-immune diseases. In February 2025, Moderna nominated ten additional oncology research targets, four of which replaced two oncology research targets and two autoimmune research targets, which Moderna concurrently ceased developing. As of February 2025, Moderna has nominated all 12 oncology research targets under the Moderna License Agreement for which we have the potential to receive future milestones and royalty payments. We will not conduct any additional research activities under the Moderna License Agreement and we will not be receiving any further research funding from Moderna under the Moderna License Agreement. We received the final research and development payment of $2.9 million from Moderna in January 2025.

Moderna has the right to designate up to 12 research targets as development targets during a specified development target nomination period upon payment of a development target designation milestone payment. To date, Moderna has designated one research target as a development target. This development candidate targets GPC3 and is designed to treat solid tumors, including hepatocellular carcinoma. Moderna can replace development targets with research targets during a specified period of time. If Moderna exercises its right to designate a development target, Moderna will have a worldwide, exclusive license under patents and know-how controlled by us to develop and commercialize products directed to the applicable development target, subject to certain diligence obligations.
Commencing a specified time after the effective date of the Moderna License Agreement, Moderna will have the right to nominate targets relating to diseases outside the field of oncology for inclusion in research programs in specified circumstances. Such right is subject to the same exclusions as Moderna’s right to nominate other targets for inclusion in research programs.

During the term of the Moderna License Agreement, we and our affiliates are subject to various exclusivity obligations under which we are not permitted to research, develop or commercialize particular products outside of the collaboration, including products directed to any target included in the collaboration, or products containing a polypeptide provided by us to Moderna in connection with a research program that are directed to any development target. Moderna agreed to terminate the in vivo oncology field exclusivity, which would allow us to pursue in vivo CAR-M programs outside of the 12 nominated oncology targets and product polypeptides.
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
Competition
The biopharmaceutical industry, and in particular the cell therapy field and liver fibrosis field, is characterized by intense investment and competition aimed at rapidly advancing new technologies, intense competition, and a strong emphasis on intellectual property and proprietary products. Our platform and therapeutic product candidates are expected to face substantial competition from multiple technologies, marketed products, and numerous other therapies being developed by other biopharmaceutical companies, academic research institutions, governmental agencies, and public and private research institutions. Many of our potential competitors have substantially greater financial, technical, and other resources, such as larger research and development staff, established manufacturing capabilities and facilities, and experienced marketing organizations with well-established sales forces, and any product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future. In addition, there is substantial patent infringement litigation in the biopharmaceutical industry, and, in the future, we may bring or defend such litigation against our competitors.
The key competitive factors affecting the success of our product candidates, if approved, are likely to be their efficacy, safety, convenience and price, the level of competition, and the availability of coverage and adequate reimbursement from third-party payors.
Unlike other cell therapy approaches, our CAR-M platform is based on engineering macrophages and monocytes with proprietary vectors, constructs, and processes, enabling a differentiated platform from other cell therapy competitors that primarily focus on T or natural killer cells, or NK cells. While we believe that our scientific expertise, novel technology, and intellectual property position offer competitive advantages, we face competition from multiple other cell therapy technologies and companies. Other companies developing engineered myeloid cell therapies include, among others, Myeloid Therapeutics, Shoreline Biosciences, Inceptor Bio, Thunder Bio, Resolution Therapeutics, CellOrigin, Deverra, BobcatBio, and others.
Due to the broad promise of cell therapies, and the potential of myeloid cell-based approaches to expand cell therapy efficacy into solid tumors and liver fibrosis, we expect increasing competition from new and existing companies across several fronts, which include, among others:
•Myeloid cell therapies: CellOrigin, Deverra, Inceptor Bio, Myeloid Therapeutics, Resolution Therapeutics, Shoreline Biosciences, Thunder Bio, among others
•Autologous T cell therapies: 2seventy, Adaptimmune, Autolus, Bristol Myers Squibb, Cabaletta, Gracell, Kite/Gilead, Novartis, Poseida, TScan, Vor, among others
•Allogeneic T cell therapies: Allogene, Atara, Caribou, Century, Cellectis, Celyad, CRISPR, Fate, Gracell, Kite/ Gilead, Legend, Poseida, Precision Bio, Sana, TScan, Vor, among others
•NK and other cell therapies: Adicet, Artiva, Celularity, Century, Editas, Fate, Fortress, Gamida Cell, ImmunityBio, Nkarta, NKGen, Takeda, among others
•Direct in vivo reprogrammed cell therapies: BioNTech, Ensoma, Interius, Sanofi, Umoja, Orna Therapeutics, among others
•Liver fibrosis therapies: Madrigal, Akero, 89Bio, Resolution Therapeutics, among others and major pharmaceutical companies developing incretin therapies such as Eli Lilly, NovoNordisk, and others.
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
We also have competed, and if we resume research and development activities will continue to compete with third parties for retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. If we were to resume research and development activities, we may pursue the in-license or acquisition of rights to complementary technologies and product candidates on an opportunistic basis. The acquisition and licensing of technologies and product candidates is a competitive area, and a number of more established companies also have similar strategies to in-license or acquire technologies and product candidates that we may consider attractive. These established companies may have a competitive advantage over us due to their size, cash resources and greater development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to in-license or acquire the relevant technology or product candidate on terms that would allow it to make an appropriate return on our investment.
Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, including as result of our decision to pause research and development activities, which could result in our competitors establishing a strong market position before it is able to enter the market. In addition, our ability to compete may be affected in many cases by insurers or other third-party payors seeking to encourage the use of generic products.
Government Regulation
Government authorities in the United States, at the federal, state and local level, and in other countries and jurisdictions, including the European Union, or EU, extensively regulate, among other things, the research, development, testing, manufacture, pricing, reimbursement, sales, quality control, approval, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, marketing, post-approval monitoring and reporting, and import and export of pharmaceutical products, including biological products. The processes for obtaining marketing approvals in the United States and in foreign countries and jurisdictions, along with subsequent compliance with applicable statutes and regulations and other regulatory authorities, require the expenditure of substantial time and financial resources and may have a substantial impact on our business.
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
•performance of adequate and well-controlled human clinical trials to establish the safety, potency, and purity of the product candidate for each proposed indication, in accordance with current IND and good clinical practice, or GCP;
•preparation and submission to the FDA of a Biologic License Application, or BLA, for a biologic product requesting marketing for one or more proposed indications, including submission of detailed information on the chemistry, manufacturing and controls, or CMC, for the product in clinical development and proposed labeling;
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
•payment of substantial application and program fees under the Prescription Drug User Fee Act, or PDUFA;
•FDA review and approval of the BLA authorizing the licensure and marketing of the new biologic product for particular indications in the United States; and
•compliance with any post-approval requirements, including the potential requirement to implement a risk evaluation and mitigation strategy, or REMS, and any post-approval studies or other post-marketing commitments required by the FDA.

Pre-clinical Studies

Before testing any biologic product candidate in humans, the product candidate must undergo pre-clinical testing. Pre-clinical tests include laboratory evaluations of product chemistry, formulation and stability, as well as studies to evaluate the potential for efficacy and toxicity in animal studies. These studies are often referred to as IND-enabling studies. The conduct of the pre-clinical tests and formulation of the compounds for testing must comply with federal regulations and requirements, including GLP regulations and standards and the U.S. Department of Agriculture’s Animal Welfare Act, if applicable. The results of the pre-clinical tests, together with manufacturing information and analytical data, are submitted to the FDA as part of an IND application. With passage of the FDA’s Modernization Act 2.0 in December 2022, Congress eliminated provisions in both the FDCA and PHSA, that required animal testing in support of a BLA. While animal testing may still be conducted, the FDA was authorized to rely on alternative non-clinical tests, including cell-based assays, micro-physiological systems or bio-printed or computer models.
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
If the FDA raises concerns or questions either during this initial 30-day period, or at any time following allowance of an IND, it may choose to impose a partial or complete clinical hold. Clinical holds are imposed by the FDA whenever there is concern for patient safety and may be a result of new data, findings, or developments in preclinical and/or clinical trials, and/or CMC. This order issued by the FDA would delay either a proposed clinical trial or cause suspension of an ongoing trial, until all outstanding concerns have been adequately addressed and the FDA has notified the company that investigations may proceed. This could cause significant delays or difficulties in completing a planned clinical trial or future clinical trials in a timely manner.
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
In addition to and separate from expanded access, the Right to Try Act, among other things, provides a federal framework for certain patients to access certain investigational products that have completed a Phase 1 clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a manufacturer to make its investigational products available to eligible patients as a result of the Right to Try Act.
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

Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as a data monitoring committee, or DMC. A DMC may recommend continuation of the trial as planned, changes in trial conduct, or cessation of the trial at designated check points based on access that only the group maintains to available data from the study. Suspension or termination of development during any phase of clinical trials can occur if it is determined that the participants or patients are being exposed to an unacceptable health risk on the basis of data and information to which only the DMC has access.
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
•Phase 2 clinical trials are generally conducted in a limited patient population to identify possible adverse effects and safety risks, evaluate the potency and purity of the product candidate for specific targeted indications and determine dose tolerance and optimal dosage. Multiple Phase 2 clinical trials may be conducted by the sponsor to obtain information prior to beginning larger and more costly Phase 3 clinical trials.
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
In some cases, the FDA may approve a BLA for a product but require the sponsor to conduct additional clinical trials to further assess the product’s safety, potency and purity after approval. Such trials are typically referred to as post approval or post marketing clinical trials. These studies are used to gain additional experience from the treatment of patients in the intended therapeutic indication and to document a clinical benefit in the case of biologics approved under accelerated approval regulations. If the FDA approves a product while a company has ongoing clinical trials that were not necessary for approval, a company may be able to use the data from these clinical trials to meet all or part of any post marketing clinical trial requirement or to request a change in the product labeling. The failure to exercise due diligence with regard to conducting post approval clinical trials could result in withdrawal of approval for products.
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

In December 2022, with the passage of the Food and Drug Omnibus Reform Act, or FDORA, Congress required sponsors to develop and submit a diversity action plan for each phase 3 clinical trial or any other “pivotal study” of a new drug or biological product. These plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA-regulated products. Specifically, action plans must include the sponsor’s goals for enrollment, the underlying rationale for those goals, and an explanation of how the sponsor intends to meet them. In addition to these requirements, the legislation directs the FDA to issue new guidance on diversity action plans. In June 2024, as mandated by FDORA, the FDA issued draft guidance outlining the general requirements for diversity action plans. Unlike most guidance documents issued by the FDA, the diversity action plan guidance when finalized will have the force of law because FDORA specifically dictates that the form and manner for submission of diversity action plans are specified in FDA guidance.

In June 2023, the FDA issued draft guidance with updated recommendations for GCPs aimed at modernizing the design and conduct of clinical trials. The updates are intended to help pave the way for more efficient clinical trials to facilitate the development of medical products. The draft guidance is adopted from the International Council for Harmonisation’s recently updated E6(R3) draft guideline that was developed to enable the incorporation of rapidly developing technological and methodological innovations into the clinical trial enterprise. That guideline was finalized by the International Council for Harmonization of Technical Requirements for Pharmaceuticals for Human Use on January 6, 2025. In addition, the FDA issued draft guidance outlining recommendations for the implementation of decentralized clinical trials.

Finally, sponsors of clinical trials are required to register and disclose certain clinical trial information on a public registry, clinicaltrials.gov, maintained by the U.S. National Institutes of Health, or NIH. In particular, information related to the product, patient population, phase of investigation, study sites and investigators and other aspects of the clinical trial is made public as part of the registration of the clinical trial. Although sponsors are also obligated to disclose the results of their clinical trials after completion, disclosure of the results can be delayed in some cases for up to two years after the date of completion of the trial. The NIH’s final rule on registration and reporting requirements for clinical trials became effective in 2017. The PHSA grants the Secretary of the U.S. Department of Health and Human Services, or HHS, the authority to issue a notice of noncompliance to a responsible party to failure to submit clinical trial information as required. The responsible party, however, is allowed 30 days to correct the noncompliance and submit the required information. As of December 19, 2024, the FDA has issued six notices of non-compliance, signaling the government’s willingness to enforce these requirements against non-compliant clinical trial sponsors. While these notices of non-compliance did not result in civil monetary penalties, the failure to submit clinical trial information to clinicaltrials.gov, as required, is a prohibited act under the FDCA with violations subject to potential civil monetary penalties of up to $10,000 for each day the violation continues.

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

Interactions with FDA During the Clinical Development Program

Following the clearance of an IND and the commencement of clinical trials, the sponsor will continue to have interactions with the FDA. A development safety update report detailing the results of clinical trials must be submitted annually within 60 days of the anniversary dates that the IND went into effect. In addition, IND safety reports must be submitted to the FDA for any of the following: serious and unexpected suspected adverse reactions; findings from other trials or animal or in vitro testing that suggest a significant risk in humans exposed to the product; and any clinically important increase in the occurrence of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, or at all. The FDA will typically inspect one or more clinical sites to assure compliance with GCP and the integrity of the clinical data submitted.

In addition, sponsors are given opportunities to meet with the FDA at certain points in the clinical development program. Specifically, there are five types of meetings that occur between sponsors and the FDA. Type A meetings are those that are necessary for an otherwise stalled product development program to proceed or to address an important safety issue. Type B meetings include pre-IND and pre-BLA meetings, as well as end of phase meetings such as End of Phase 2 meetings. A Type C meeting is any meeting other than a Type A or Type B meeting regarding the development and review of a product. A Type D meeting is focused on a narrow set of issues, which should be limited to no more than two focused topics, and should not require input from more than three disciplines or divisions. Finally, INitial Targeted Engagement for Regulatory Advice on CBER/CDER ProducTs, or INTERACT, meetings are intended for novel products and development programs that present unique challenges in the early development of an investigational product.

These meetings provide an opportunity for the sponsor to share information about the data gathered to date with the FDA and for the FDA to provide advice on the next phase of development. At the conclusion of these meetings, the FDA will typically provide its responses to questions posed by the sponsor regarding the clinical development program. The FDA will not indicate whether a BLA will be approved, but it will provide guidance to the sponsor on various questions, including whether an application should be submitted in the first place on the basis of the studies and data proposed by the sponsor. The FDA has indicated that its responses, as conveyed in meeting minutes and advice letters, only constitute mere recommendations and/or advice made to a sponsor and, as such, sponsors are not bound by such recommendations and/or advice. Nonetheless, from a practical perspective, a sponsor’s failure to follow the FDA’s recommendations for design of a clinical program may put the program at significant risk of failure.
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
The FDA has issued various guidance documents regarding gene therapies, including a November 2024 draft guidance to address frequently asked questions surrounding the development of cellular and gene therapy products and final guidance documents released in January 2020 relating to CMC information for gene therapy INDs, gene therapies for rare diseases and gene therapies for retinal disorders, as well as draft guidance in January 2021 for Human Gene Therapy for Neurodegenerative Diseases. Although the FDA has indicated that these and other guidance documents it previously issued are not legally binding, we believes that our compliance with them is likely necessary to gain approval for any gene therapy product candidate we may develop. The guidance documents provide additional factors that the FDA will consider at each of the above stages of development and relate to, among other things, the proper pre-clinical assessment of gene therapies; the chemistry, manufacturing, and control information that should be included in an IND application; the proper design of tests to measure product potency in support of an IND or BLA application; and measures to observe delayed adverse effects in subjects who have been exposed to investigational gene therapies when the risk of such effects is high. Further, the FDA usually recommends that sponsors observe subjects for potential gene therapy-related delayed adverse events for a 15-year period, including a minimum of five years of annual examinations followed by 10 years of annual queries, either in person or by questionnaire.
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
Pediatric Studies

Under the Pediatric Research Equity Act of 2003, or PREA, a BLA or supplement thereto must contain data that are adequate to assess the safety, potency and purity of the product for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. Sponsors must also submit pediatric study plans prior to the assessment data. Those plans must contain an outline of the proposed pediatric study or studies the sponsor plans to conduct, including study objectives and design, any deferral or waiver requests, and other information required by regulation. The sponsor, the FDA, and the FDA’s internal review committee must then review the information submitted, consult with each other, and agree upon a final plan. The FDA or the sponsor may request an amendment to the plan at any time. In May 2023, the FDA issued new draft guidance that further describes the pediatric study requirements under PREA.
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
Submission and Review of a BLA

The results of product candidate development, pre-clinical testing, and clinical trials, including negative or ambiguous results as well as positive findings, are submitted to the FDA as part of a BLA requesting license to market the product. The BLA must contain extensive manufacturing information and detailed information on the composition of the product and proposed labeling as well as payment of a user fee. Under federal law, the submission of most BLAs is subject to an application user fee, which for federal fiscal year 2025 is $4,310,002 for an application requiring clinical data. The sponsor of a licensed BLA is also subject to an annual program fee, which for federal fiscal year 2025 is $403,889. Certain exceptions and waivers are available for some of these fees, such as an exception from the application fee for products with orphan designation and a waiver for certain small businesses.
Following submission of a BLA, the FDA has 60 days to conduct a preliminary review of the application and it must inform the sponsor within that period of time whether the BLA is sufficiently complete to permit substantive review. In the event that the FDA determines that an application does not satisfy this standard, it will issue a Refuse to File, or RTF, determination to the sponsor. The FDA may request additional information and studies, and the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing.
Once the submission has been accepted for filing, the FDA begins an in-depth review of the application. Under the goals and policies agreed to by the FDA under the PDUFA, the FDA has ten months in which to complete its initial review of a standard application and respond to the sponsor, and six months for a priority review of the application. The FDA does not always meet its PDUFA goal dates for standard and priority BLAs. The review process may often be significantly extended by the FDA requests for additional information or clarification. The review process and the PDUFA goal date may be extended by three months if the FDA requests or if the sponsor otherwise provides additional information or clarification regarding information already provided in the submission within the last three months before the PDUFA goal date.

The FDA seeks to meet these timelines for review of an application but its ability to do so may be affected by a variety of factors. While the costs associated with review of an application are typically covered by the PDUFA user fee program, other activities, including government budget and funding levels, the ability to hire and retain key personnel and statutory, regulatory and policy changes, may impact the FDA’s review and approval of marketing applications. Average review times at the FDA have fluctuated in recent years as a result. For example, during the past decade, the U.S. government has shut down several times and certain regulatory agencies, including the FDA, has had to furlough critical employees and stop critical activities. Further, there is substantial uncertainty as to how measures being implemented by the new Trump administration across the government will impact the FDA and other federal agencies with jurisdiction over biologics. For example, the potential loss of FDA personnel could lead to further disruptions and delays in the FDA’s operations and activities.

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

The FDA may also refer the application to an advisory committee for review, evaluation, and recommendation as to whether the application should be approved. In particular, the FDA may refer applications for novel biologic products or biologic products that present difficult questions of safety, potency or purity to an advisory committee. Typically, an advisory committee is a panel of independent experts, including clinicians and other scientific experts, that reviews, evaluates, and provides a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions on approval. Data from clinical trials are not always conclusive, and the FDA or its advisory committee may interpret data differently than the sponsor interprets the same data. The FDA may also re-analyze the clinical trial data, which could result in extensive discussions between the FDA and the sponsor during the review process.

Moreover, the FDA will review a sponsor’s financial relationship with the principal investigators who conducted the clinical trials in support of the BLA. That is because, under certain circumstances, principal investigators at a clinical trial site may also serve as scientific advisors or consultants to a sponsor and receive compensation in connection with such services. Depending on the level of that compensation and any other financial interest a principal investigator may have in a sponsor, the sponsor may be required to report these relationships to the FDA. The FDA will then evaluate that financial relationship and determine whether it creates a conflict of interest or otherwise affects the interpretation of the trial or the integrity of the data generated at the principal investigator’s clinical trial site. If so, the FDA may exclude data from the clinical trial site in connection with its determination of safety, potency and purity of the investigational product.

The FDA also may require submission of a REMS if it determines that a REMS is necessary to ensure that the benefits of the product outweigh its risks and to assure the safe use of the product. The REMS could include medication guides, physician communication plans, assessment plans and/or elements to assure safe use, or ETASU, such as restricted distribution methods, patient registries or other risk minimization tools. The FDA determines the requirement for a REMS, as well as the specific REMS provisions, on a case-by-case basis. If the FDA concludes a REMS is needed, the sponsor of the application must submit a proposed REMS and the FDA will not approve the application without a REMS.
The FDA’s Decision on a BLA
Under the PHSA the FDA may approve a BLA if it determines that the product is safe, pure, and potent, and the facility where the product will be manufactured meets standards designed to ensure that it continues to be safe, pure, and potent. Specifically, the FDA must determine that the expected benefits of the proposed product outweigh its potential risks to patients. This “benefit- risk” assessment is informed by the extensive body of evidence about the proposed product in the BLA. On the basis of the FDA’s evaluation of the application and accompanying information, including the results of the inspection of the manufacturing facilities and any FDA audits of pre-clinical and clinical trial sites to assure compliance with GCPs, the FDA may issue a complete response letter, or CRL, or an approval letter.
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
•Priority review. A product candidate is eligible for priority review if it treats a serious condition and, if approved, it would be a significant improvement in the safety or effectiveness of the treatment, diagnosis or prevention compared to marketed products. The FDA determines, on a case-by-case basis, whether the proposed product represents a significant improvement when compared with other available therapies. Significant improvement may be illustrated by evidence of increased effectiveness in the treatment of a condition, elimination or substantial reduction of a treatment-limiting product reaction, documented enhancement of patient compliance that may lead to improvement in serious outcomes, and evidence of safety, potency and purity in a new subpopulation. The FDA aims to complete its review of priority review applications within six months as opposed to 10 months for standard review.
•Accelerated approval. Drug or biologic products studied for their safety, potency and purity in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may receive accelerated approval. Accelerated approval means that a product candidate may be approved on the basis of adequate and well controlled clinical trials establishing that the product candidate has an effect on a surrogate endpoint that is reasonably likely to predict a clinical benefit, or on the basis of an effect on a clinical endpoint other than survival or irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity and prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require that a sponsor of a drug or biologic product candidate receiving accelerated approval perform adequate and well controlled post-marketing clinical trials. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials.
•With the passage of FDORA in December 2022, Congress modified certain provisions governing accelerated approval of drug and biologic products. Specifically, the new legislation authorized the FDA to require a sponsor to have its confirmatory clinical trial underway before accelerated approval is awarded and require a sponsor of a product granted accelerated approval to submit progress reports on its post-approval studies to the FDA every six months (until the study is completed). Moreover, FDORA established expedited procedures authorizing the FDA to withdraw an accelerated approval if certain conditions are met, including where a required confirmatory study fails to verify and describe the predicted clinical benefit or where evidence demonstrates the product is not shown to be safe or effective under the conditions of use. The FDA may also use such procedures to withdraw an accelerated approval if a sponsor fails to conduct any required post-approval study of the product with due diligence, including with respect to “conditions specified by the Secretary.” The new procedures include the provision of due notice and an explanation for a proposed withdrawal, and opportunities for a meeting with the FDA Commissioner or the Commissioner’s designee and a written appeal, among other things.
•In March 2023, the FDA issued draft guidance that outlines its current thinking and approach to accelerated approval. The agency indicated that the accelerated approval pathway is commonly used for approval of oncology drugs due to the serious and life-threatening nature of cancer. Although single-arm trials have been commonly used to support accelerated approval, a randomized controlled trial is the preferred approach as it provides a more robust efficacy and safety assessment and allows for direct comparisons to an available therapy. To that end, the FDA outlined considerations for designing, conducting, and analyzing data for trials intended to support accelerated approvals of oncology therapeutics. Subsequently, in December 2024 and January 2025, the FDA issued additional draft guidance relating to accelerated approval. This guidance describes the FDA’s latest thinking on what it means to conduct a confirmatory trial with due diligence and how the agency plans to interpret whether such a study needs to be underway at the time of approval. While this guidance is currently only in draft form and will ultimately not be legally binding even when finalized, sponsors typically observe the FDA’s guidance closely to ensure that their investigational products qualify for accelerated approval.
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
Post-Approval Regulation
If regulatory approval for marketing of a product or new indication for an existing product is obtained, the sponsor will be required to comply with all regular post-approval regulatory requirements as well as any post-approval requirements that the FDA have imposed as part of the approval process. The sponsor will be required to report certain adverse reactions and production problems to the FDA, provide updated safety, potency and purity information and comply with requirements concerning advertising and promotional labeling requirements. Manufacturers and certain of their subcontractors are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with ongoing regulatory requirements, including cGMP regulations, which impose certain procedural and documentation requirements upon manufacturers. Accordingly, the sponsor and its third-party manufacturers must continue to expend time, money, and effort in the areas of production and quality control to maintain compliance with cGMP regulations and other regulatory requirements.
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

If a company is found to have promoted off-label uses, it may become subject to adverse public relations and administrative and judicial enforcement by the FDA, the Department of Justice, or the Office of the Inspector General of the HHS as well as state authorities. This could subject a company to a range of penalties that could have a significant commercial impact, including civil and criminal fines and agreements that materially restrict the manner in which a company promotes or distributes drug products. The federal government has levied large civil and criminal fines against companies for alleged improper promotion, and has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed.

It may be permissible, under very specific, narrow conditions, for a manufacturer to engage in non-promotional, non-misleading communication regarding off-label information, such as distributing scientific or medical journal information. Moreover, with passage of the Pre-Approval Information Exchange Act, or PIE Act, in December 2022, sponsors of products that have not been approved may proactively communicate to payors certain information about products in development to help expedite patient access upon product approval. Previously, such communications were permitted under FDA guidance but the new legislation explicitly provides protection to sponsors who convey certain information about products in development to payors, including unapproved uses of approved products.

In addition, in January 2025, the FDA published final guidance outlining its policies governing the distribution of scientific information to healthcare providers about unapproved uses of approved products. The final guidance calls for such communications to be truthful, non-misleading and scientifically sound and to include all information necessary for healthcare providers to interpret the strengths and weaknesses and validity and utility of the information about the unapproved use of the approved product.

In addition, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act, or PDMA, and its implementing regulations, as well as the Drug Supply Chain Security Act, or DSCSA, which regulate the distribution and tracing of prescription drug samples at the federal level, and set minimum standards for the regulation of distributors by the states. The PDMA, its implementing regulations and state laws limit the distribution of prescription pharmaceutical product samples, and the DSCSA imposes requirements to ensure accountability in distribution and to identify and remove counterfeit and other illegitimate products from the market. Manufacturers were required by November 2023 to have such systems and processes in place to comply with the DSCSA, but, so as not to disrupt supply chains, the FDA has granted certain exemptions from enhanced drug distribution security requirements for eligible trading partners for particular periods of time.
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

The FDA and Congress may further reevaluate the Orphan Drug Act and its regulations and policies. This may be particularly true in light of a decision from the Court of Appeals for the 11th Circuit in September 2021 finding that, for the purpose of determining the scope of exclusivity, the term “same disease or condition” means the designated “rare disease or condition” and could not be interpreted by the FDA to mean the “indication or use.” On January 23, 2023, the FDA announced that, in matters beyond the scope of that court order, the FDA will continue to apply its existing regulations tying orphan-drug exclusivity to the uses or indications for which the orphan drug was approved. However, on February 14, 2025, a federal district court in Washington, D.C. fully embraced the reasoning of the court decision in another decision challenging the scope of orphan drug exclusivity. The implications of this decision, and its impact on the FDA’s implementation of the Orphan Drug Act, are unclear at this point.
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

The BPCIA also includes provisions to protect reference products that have patent protection. The biosimilar product sponsor and reference product sponsor may exchange certain patent and product information for the purpose of determining whether there should be a legal patent challenge. Based on the outcome of negotiations surrounding the exchanged information, the reference product sponsor may bring a patent infringement suit and injunction proceedings against the biosimilar product sponsor. The biosimilar applicant may also be able to bring an action for declaratory judgment concerning the patent.

The FDA maintains a publicly-available online database of licensed biological products, which is commonly referred to as the “Purple Book.” The Purple Book lists product names, dates of licensure, and applicable periods of exclusivity. Further, the reference product sponsor must provide patent information and patent expiry dates to FDA following the exchange of patent information between biosimilar and reference product sponsors. This information is then published in the Purple Book.

In an effort to increase competition in the drug and biologic product marketplace, Congress, the executive branch, and the FDA have taken certain legislative and regulatory steps. For example, the 2020 Further Consolidated Appropriations Act included provisions requiring that sponsors of approved drug and biologic products, including those subject to REMS, provide samples of the approved products to persons developing biosimilar products within specified timeframes, in sufficient quantities, and on commercially reasonable market-based terms. Failure to do so can subject the approved product sponsor to civil actions, penalties, and responsibility for attorney’s fees and costs of the civil action. There have been recent government proposals to reduce the 12-year reference product exclusivity period, but none has been enacted to date. At the same time, since passage of the BPCIA, many states have passed laws or amendments to laws, which address pharmacy practices involving biosimilar products.
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

In addition to California, a number of other states have passed comprehensive privacy laws similar to the CCPA and CPRA. These laws are either in effect or will go into effect sometime over the next several years. Like the CCPA and CPRA, these laws create obligations related to the processing of personal information, as well as special obligations for the processing of “sensitive” data, which includes health data in some cases. Some of the provisions of these laws may apply to our business activities. There are also states that are strongly considering or have already passed comprehensive privacy laws that will go into effect in 2025 and beyond. Other states will be considering similar laws in the future, and Congress has also been debating passing a federal privacy law. There are also states that are specifically regulating health information that may affect our business. For example, the State of Washington passed the My Health My Data Act in 2023 which specifically regulates the collecting and sharing of health information that is not otherwise regulated by the HIPAA rules, and the law also has a private right of action, which further increases the relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data, and more states are considering such legislation in 2025. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our product candidates, if approved.

Plaintiffs’ lawyers are also increasingly using privacy-related statutes at both the state and federal level to bring lawsuits against companies for their data-related practices. In particular, there have been a significant number of cases filed against companies for their use of pixels and other web trackers. These cases often allege violations of the California Invasion of Privacy Act and other state laws regulating wiretapping, as well as the federal Video Privacy Protection Act.
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
The FDA previously has required in vitro companion diagnostics intended to select the patients who will respond to the product candidate to obtain pre-market approval, or PMA, simultaneously with approval of the therapeutic product candidate. The PMA process, including the gathering of clinical and pre-clinical data and the submission to and review by the FDA, can take several years or longer. It involves a rigorous premarket review during which the sponsor must prepare and provide the FDA with reasonable assurance of the device’s safety, potency and purity and information about the device and its components regarding, among other things, device design, manufacturing and labeling. PMA applications are subject to an application fee. For federal fiscal year 2025, the standard fee is $540,783 and the small business fee is $135,196.

It is possible that an in vitro companion diagnostic device could be subject to FDA enforcement discretion from compliance with the FDCA if it meets the definition of a Laboratory Developed Test, or LDT. However, FDA issued a final rule in April 2024 to end enforcement discretion for LDTs and actively regulate such products as medical devices. Under this final rule, LDTs are required to come into compliance with the FDA’s medical device regulatory requirements in a staged approach over the course of four years. The implementation of this LDT final rule could potentially be affected by the Executive Order, Regulatory Freeze Pending Review, issued by President Trump on January 20, 2025 and/or the anticipated change in leadership at the FDA under the new administration. Further, while the final regulation is set to take effect on May 6, 2025, a number of parties have challenged the legality of the LDT regulation in a federal district court. That court held a hearing on this matter on February 19, 2025, and is expected to issue a ruling shortly thereafter.
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

Since enactment of the ACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017, or the TCJA, which was signed by President Trump on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019 Further, on June 17, 2021, the U.S. Supreme Court dismissed a lawsuit after finding that the plaintiffs do not have standing to challenge the constitutionality of the ACA. Shortly after taking office in January 2025, President Trump revoked numerous executive orders issued by President Biden, including at least two executive orders (e.g., EO 14009, Strengthening Medicaid and the Affordable Care Act, and EO 14070, Continuing to Strengthen Americans’ Access to Affordable, Quality Health Coverage) which were designed to further implement the ACA. We anticipate similar efforts to undermine the ACA, and litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.
Pharmaceutical Prices
The prices of prescription pharmaceuticals have also been the subject of considerable discussion in the United States. There have been U.S. congressional inquiries, as well as proposed and enacted state and federal legislation designed to, among other things, bring more transparency to pharmaceutical pricing, review the relationship between pricing and manufacturer patient programs, and reduce the costs of pharmaceuticals under Medicare and Medicaid.

In addition, in October 2020, the HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program, or SIP, to import certain prescription drugs from Canada into the United States. That regulation was challenged in a lawsuit by the Pharmaceutical Research and Manufacturers of America, or PhRMA, but the case was dismissed by a federal district court in February 2023 after the court found that PhRMA did not have standing to sue the HHS. Several states have passed legislation establishing workgroups to examine the impact of a state importation program. Several states have also passed laws allowing for the importation of drugs from Canada. Certain of these states have submitted Section 804 Importation Program proposals and are awaiting FDA approval. On January 5, 2024, the FDA approved Florida’s plan for Canadian drug importation. Florida now has authority to import certain products from Canada for a period of two years once certain conditions are met. Florida will first need to submit a pre-import request for each product selected for importation, which must be approved by the FDA. Florida will also need to relabel the products and perform quality testing of the products to meet FDA standards.

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

The IRA has implications for Medicare Part D, which is a program available to individuals who are entitled to Medicare Part A or enrolled in Medicare Part B to give them the option of paying a monthly premium for outpatient prescription drug coverage. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare beginning in 2026, with prices that can be negotiated subject to a cap; and it replaces the Part D coverage gap discount program with a new discounting program beginning in 2025. In addition, the IRA established inflation rebate programs under Medicare Part B and Part D. These programs require manufacturers to pay rebates to Medicare if they raise their prices for certain Part B and Part D drugs faster than the rate of inflation. On December 9, 2024, with issuance of its 2025 Physician Fee Schedule final regulation, CMS finalized its rules governing the IRA inflation rebate programs. Further, the legislation subjects drug manufacturers to civil monetary penalties and a potential excise tax for failing to comply with the legislation by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law or for taking price increases that exceed inflation. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years.

Specifically, with respect to price negotiations, Congress authorized Medicare to negotiate lower prices for certain costly single-source drug and biologic products that do not have competing generics or biosimilars and are reimbursed under Medicare Part B and Part D. The CMS may negotiate prices for ten high-cost drugs paid for by Medicare Part D starting in 2026, followed by 15 additional Part D drugs in 2027, 15 additional Part B or Part D drugs in 2028, and 20 additional Part

B or Part D drugs in 2029 and beyond. This provision applies to drug products that have been approved for at least nine years and biologics that have been licensed for 13 years.

The IRA includes a provision exempting orphan drugs from Medicare price negotiations but this exclusion has been interpreted by CMS in final guidance issued in July 2023 to apply only to those orphan drugs with an approved indication (or indications) for a single rare disease or condition. Thus, a biologic that is designated for more than one rare disease or condition will not qualify for the orphan drug exclusion, even if it is not approved for any indications for the additional diseases or conditions. The final guidance clarifies that CMS will consider only active designations/approvals when evaluating a drug for the exclusion, such that designations/indications withdrawn before the selected drug publication date will not be considered. CMS also clarified that, if a drug loses its orphan drug exclusion status, the agency will use the earliest date of approval/licensure to determine whether the product is a qualifying single source drug subject to price negotiations.

The first cycle of negotiations for the Medicare Drug Price Negotiation Program commenced in the summer of 2023. On August 15, 2024, the HHS published the results of the first Medicare drug price negotiations for ten selected drugs that treat a range of conditions, including diabetes, chronic kidney disease, and rheumatoid arthritis. The prices of these ten drugs will become effective January 1, 2026. On January 17, 2025, shortly before the new administration took office, CMS announced its selection of 15 additional drugs covered by Part D for the second cycle of negotiations. There has been uncertainty about the extent to which the new administration would support the price negotiation program. Following the change in administrations, CMS issued a public statement on January 29, 2025, declaring that lowering the cost of prescription drugs is a top priority of the new administration and CMS is committed to considering opportunities to bring greater transparency in the negotiation program. The second cycle of negotiations with participating drug companies will occur during 2025, and any negotiated prices for this second set of drugs will be effective starting January 1, 2027.

On June 6, 2023, Merck & Co. filed a lawsuit against the HHS and the CMS asserting that, among other things, the IRA’s Drug Price Negotiation Program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the Constitution. Subsequently, a number of other parties, including the U.S. Chamber of Commerce and pharmaceutical companies, also filed lawsuits in various courts with similar constitutional claims against the HHS and the CMS. HHS has generally won the substantive disputes in these cases, and various federal district court judges have expressed skepticism regarding the merits of the legal arguments being pursued by the pharmaceutical industry. Certain of these cases are now on appeal and, on October 30, 2024, the Court of Appeals for the Third Circuit heard oral argument in three of these cases. We expect that litigation involving these and other provisions of the IRA will continue, with unpredictable and uncertain results.

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. A number of states, for example, require pharmaceutical manufacturers and other entities in the supply chain, including health carriers, pharmacy benefit managers, wholesale distributors, to disclose information about pricing of pharmaceuticals. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. These measures could reduce the ultimate demand for a sponsor’s products, once approved, or put pressure on a sponsor’s product pricing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures. This is increasingly true with respect to products approved pursuant to the accelerated approval pathway. State Medicaid programs and other payers are developing strategies and implementing significant coverage barriers, or refusing to cover these products outright, arguing that accelerated approval drugs have insufficient or limited evidence despite meeting the FDA’s standards for accelerated approval.

Human Capital
Employee Matters

As of December 31, 2024, we had 46 full-time employees, including a total of 22 employees with M.D. or Ph.D. degrees, all of whom are located in the United States. Of these full-time employees, 40 were engaged in research and development activities. On March 31, 2025, in connection with our cash preservation plan, we reduced our employee base to 6 employees, each of whom we believe is necessary to evaluate our strategic alternatives and execute an orderly wind down of our operations. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our existing employees to be good.
As a result of the wind down process, our human capital objectives are focused on retaining and incentivizing our management team and other employees as we continue to evaluate our strategic alternatives and prepare for wind down of our operations.

Cost Reduction Measures

In March 2024, our board of directors approved a reduction in force of 39 full-time employees (representing approximately 37% of our total workforce), including certain employees engaged in research and development activities and certain finance and corporate employees. In December 2024, our board of directors approved a further reduction in force of 23 full-time employees (representing approximately 34% of our total workforce) including certain employees engaged in research and development and manufacturing activities and certain finance and corporate employees. In March 2025, in connection with approving our cash preservation plan, our board of directors approved a further reduction in force of 42 full-time employees (representing approximately 95% of our total workforce at that time including certain employees engaged in research and development and manufacturing activities and certain finance and corporate employees).

Our Corporate Information

Our principal executive offices are located at 3675 Market Street, Suite 401, Philadelphia, PA, and our telephone number is (267) 491-6422. Our website address is httpp://www.carismatx.com. The information contained on, or that can be accessed through, our website is not a part of this Annual Report on Form 10-K. We have included our website address in this Annual Report on Form 10-K solely as an inactive textual reference.

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
Item 1A. Risk Factors.
Investing in our common stock involves a high degree of risk. You should carefully consider the risk factors set forth below, as well as the other information in this Annual Report on Form 10-K, including our financial statements and the related notes and the section of this Annual Report on Form 10-K titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” before deciding whether to purchase our securities. The risks and uncertainties we describe below and in the documents mentioned above are not the only ones we face. Although we currently have no intention of resuming research and development activities, certain risks and uncertainties we describe below relate to our prior operations and historical activities. Additional risks and uncertainties not presently known to us could adversely affect our business, operating results and financial condition, as well as adversely affect the value of an investment in our securities, and the occurrence of any of these risks might cause you to lose all or part of your investment.
Summary of Risk Factors
Risks Related to Our Evaluation of Strategic Alternatives and Wind Down

•Our exploration and pursuit of strategic alternatives may not be successful.
•If we do not successfully identify a strategic alternative or, if such a strategic alternative is identified, consummate such a transaction, it is highly unlikely that there will be cash available for distribution to our stockholders.

•Even if we do consummate a strategic alternative, the amount of cash available for distribution to our stockholders, if any, will depend heavily on the proceeds derived from the strategic transaction, the timing of any distribution to stockholders, whether as a dividend or through a liquidation and dissolution of our business, as well as the amount of cash that will need to be reserved for commitments and contingent liabilities.
•We may elect to commence bankruptcy or liquidation and dissolution proceedings, and such proceedings may delay our wind down timeframe, increase our costs, and decrease the cash, if any, that may be available for stockholders.
•We may experience difficulties, delays or unexpected costs and not achieve anticipated benefits and savings from our cash preservation plan, and our wind down activities may adversely affect our ability to consummate a strategic transaction that enhances stockholder value.
•We will be substantially dependent on our remaining employees and consultants, along with any other advisors and consultants we may engage, to facilitate the consummation of a strategic transaction and orderly wind down process.

Risks Related to Our Financial Position and Need for Additional Capital

•Any future resumption of research and development activities would depend on completing a strategic transaction that would support our prior operating plans or otherwise obtaining significant additional funding. Significant additional financing may not be available to us on acceptable terms, or at all.
•We have incurred significant losses since our inception. We expect to continue to incur losses while we explore strategic alternatives and carry out the orderly wind down of our operations and may never achieve or maintain profitability.
•Our independent registered public accounting firm has included an explanatory paragraph relating to our ability to continue as a going concern in its report on our audited consolidated financial statements included in this Annual Report on Form 10-K.
•We have never generated revenue from product sales and may never achieve or maintain profitability.
•Our limited operating history and our cash preservation plan may make it difficult for you to evaluate the success of our business to date and to assess our future viability.

Risks Related to Our Historical Discovery Programs and Research and Development of Our Product Candidates

•Cell therapy is a rapidly evolving area of science, and the approach we have taken to discover and develop product candidates by utilizing genetically modified macrophages is novel and may never lead to approved or marketable products.
•We are early in our development efforts. If we are unable to commercialize our product candidates or experiences significant delays in doing so, our business will be materially harmed.
•If we experience delays or difficulties in the enrollment of patients in clinical trials our product candidates, our receipt of necessary marketing approvals could be delayed or prevented.
•We may conduct clinical trials at sites outside the United States. The FDA may not accept data from trials conducted in such locations, and the conduct of trials outside the United States could subject us to additional delays and expense.
•We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

Risks Related to the Commercialization of Our Product Candidates

•Even if any of our product candidates receives marketing approval, we may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success, and the market opportunity for any of our product candidates, if approved, may be smaller than we estimate.
•We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do, thus rendering our products non-competitive, obsolete or reducing the size of the market for our product candidates

Risks Related to Our Dependence on Third Parties

•We currently rely, and may in the future rely, on single-source suppliers for certain materials and components used in the manufacturing of our product candidates. Any disruption in supply from these single-source suppliers could lead to supply delays or interruptions which would materially adversely affect our business, financial condition and results of operations.
•We expect to depend on collaborations with third parties for the research, development and commercialization of certain of our product candidates, including our collaboration agreement with Moderna. We cannot be certain Moderna will take the steps to achieve any of the milestones under the collaboration agreement, all of which are outside of our control, and as such, we may not be entitled to receive any remaining milestone payments or any royalty payments. If our collaborations are not successful, we may not be able to capitalize on the market potential of these product candidates and our business could be adversely affected.

Risks Related to Our Intellectual Property

•If we are unable to obtain, maintain and enforce patent protection for our technology and product candidates or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize technology and products similar or identical to ours, and any ability to successfully develop and commercialize our technology and product candidates and to compete effectively may be adversely affected.

Risks Related to our Common Stock

•The market price of our common stock is volatile, and the market price of our common stock may drop in the future.
•We do not currently meet the requirements for continued listing on the Nasdaq Global Market. If we fail to meet the requirements for continued listing on the Nasdaq Global Market, our common stock could be delisted from trading, which would have a negative effect on the price of our common stock and our ability to raise additional capital.
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

Risks Related to Our Evaluation of Strategic Alternatives and Wind Down

Our exploration and pursuit of strategic alternatives may not be successful.

As part of a further revised plan approved by our board of directors on March 25, 2025 to preserve our existing cash resources following reduction in workforce, or our cash preservation plan, we have reduced our operations to those necessary to identify and explore a range of strategic alternatives to maximize value and prepare to wind down our business. Our cash preservation plan prioritizes payments necessary and appropriate for those reduced operations and those that will help to evaluate our strategic alternatives. Potential strategic alternatives to be explored and evaluated may include, among other transactions, the sale, license, monetization or divestiture of one or more of our assets or technologies, a strategic collaboration or partnership with one or more parties or the merger or sale of our company. We cannot provide any commitment regarding when or if this strategic review process will result in any type of transaction.

We may retain a financial advisor to advise on our exploration of a range of strategic alternatives. We plan to work with the financial advisor on identifying and evaluating potential strategic alternatives with the goal of maximizing the value of our assets, including CT-2401, CT-1119, our macrophage and monocyte engineering platform and our CAR-M platform and realizing value for the potential milestone and royalty payments under the Moderna collaboration. However, our exploration of strategic alternatives may not result in the consummation of any transaction or the realization of any value for our company or our stockholders.

Although we believe that our current cash and cash equivalents are sufficient to sustain our operating expenses and capital expenditure requirements into the second half of 2025, we do not expect that our cash and cash equivalents will support our operations for more than one year following the date of this Annual Report on Form 10-K. As such, we only have a short period of time to identify and explore a range of strategic alternatives before we deplete our resources. The process may not result in any definitive offer to consummate such a transaction, or, if we receive such a definitive offer, the terms may not be as favorable as anticipated or may not result in the execution or approval of a definitive agreement. Even if we enter into a definitive agreement, we may not be successful in completing a transaction or, if we complete such a transaction, it may not enhance stockholder value or deliver expected benefits.

Any strategic alternatives may involve or may be pursued through legal proceedings including bankruptcy or liquidation and dissolution proceedings, and such proceedings may also be necessary or appropriate in the absence of any strategic alternatives. In the event that our board of directors determines that a liquidation and dissolution of our business approved by stockholders is desirable or the best method to maximize value, we would prepare proxy materials and schedule a special meeting of our stockholders to seek approval of such a plan. For a discussion of the actions we have taken to date in connection with our cash preservation Plan, please see “Business – Recent Developments – 2025 Cash Preservation Plan.”

If we do not successfully identify a strategic alternative or, if such a strategic alternative is identified, consummate such a transaction, it is highly unlikely that there will be cash available for distribution to our stockholders.

Our available cash resources continue to decrease in connection with our wind down activities as we evaluate our strategic alternatives. There can be no assurance that the process to identify a strategic alternative for our business will result in a successfully consummated transaction. If we do not successfully identify a strategic alternative or, if such a strategic alternative is identified, it is highly unlikely that there will be cash available for distribution to our stockholders. Accordingly, holders of our common stock and other securities would lose all of their investment in the company.

Even if we do consummate a strategic alternative, the amount of cash available for distribution to our stockholders, if any, will depend heavily on the proceeds derived from the strategic transaction, the timing of any distribution to stockholders, whether as a dividend or through a liquidation and dissolution of our business, as well as the amount of cash that will need to be reserved for commitments and contingent liabilities.

Even if we do consummate a strategic alternative, the amount of cash available for distribution to our stockholders, if any, will depend heavily on the proceeds derived from the strategic transaction, the timing of any distribution to stockholders, whether as a dividend or through a liquidation and dissolution of our business, as well as the amount of cash that will need to be reserved for commitments and contingent liabilities. Our available cash resources continue to decrease in connection with our wind down activities as we evaluate our strategic alternatives. We cannot assure our stockholders of any recovery, or any specific level of recovery, on their claims and interests if we were to determine to pay a dividend or seek a liquidation or dissolution in connection with a strategic transaction. Our estimates of these amounts may be inaccurate. Accordingly, holders of our common stock and other securities could lose all or a significant portion of their investment in the company.

We may elect to commence bankruptcy or liquidation and dissolution proceedings, and such proceedings may delay our wind down timeframe, increase our costs, and decrease the cash, if any, that may be available for stockholders.

Any strategic alternatives may involve or may be pursued through legal proceedings including bankruptcy or liquidation and dissolution proceedings, and such proceedings may also be necessary or appropriate in the absence of any strategic alternatives. In the event that our board of directors determines that a liquidation and dissolution of our business approved by stockholders is desirable or the best method to maximize value, we would prepare proxy materials and schedule a special meeting of our stockholders to seek approval of such a plan. Any such proceedings may increase the timeframe for executing strategic alternative transactions or otherwise winding down the company, may increase the costs of those actions, and may decrease the cash, if any, that may be available for stockholders.

We may experience difficulties, delays or unexpected costs and not achieve anticipated benefits and savings from our cash preservation plan, and our wind down activities may adversely affect our ability to consummate a strategic transaction that enhances stockholder value.

As part of our cash preservation plan, our board of directors determined to terminate all of our employees not deemed necessary to pursue strategic alternatives and execute an orderly wind down of our operations. The reduction in workforce was effective on March 31, 2025. The reduction in workforce includes 37 of our full-time employees (representing approximately 84% of our total workforce), including certain employees engaged in research and development, manufacturing and corporate activities. We expect to incur approximately $3.8 million in connection with the reduction in workforce, which primarily represents one-time employee termination benefits directly associated with the workforce reduction. We also expect to pay the majority of related reduction in workforce amounts by the end of this year. We may also incur other charges or cash expenditures not currently contemplated due to events that may occur as a result of, or associated with, this reduction in workforce.

While we have retained employees we deemed necessary to pursue strategic alternatives and execute an orderly wind down of our operations, the reduction in workforce resulted in the loss of a number of long-term employees, the loss of institutional knowledge and expertise, and the reallocation of certain job responsibilities, all of which could negatively affect operational efficiencies and increase our operating expenses such that we may not fully realize anticipated savings from the wind down and complete a potential strategic transaction on terms that are favorable to us, or at all.

Further, if we were to resume research and development activities, this reduction in workforce could also make it difficult for us to pursue, or prevent us from pursuing, new opportunities and initiatives due to insufficient personnel, or require us to incur additional and unanticipated costs to hire new personnel to pursue such opportunities or initiatives. If we are unable to realize the anticipated benefits from the reduction in force, or if we experience significant adverse consequences from the reduction in force, our business, financial condition and results of operations may be materially adversely affected.

We will be substantially dependent on our remaining employees and consultants, along with any other advisors and consultants we may engage, to facilitate the consummation of a strategic transaction.

In connection with our cash preservation plan, we have terminated all but seven of our employees as of March 31, 2025. Our ability to successfully identify, evaluate and pursue a strategic alternative and any consummation of such a transaction depends in large part on our ability to retain our remaining employees and consultants along with any other advisors and consultants we may engage. One or more may terminate their engagement with us on short notice. It is also possible that we will determine to undertake future reductions in workforce. The loss of the services of any of these individuals could potentially harm our ability to identify, evaluate and pursue strategic alternatives, as well as engage in orderly wind down activities fulfill our continuing reporting obligations as a public company.

We may become involved in securities class action litigation that could divert management’s attention and harm our business, and insurance coverage may not be sufficient to cover all costs and damages.

In the past, securities class action litigation has often followed certain significant business transactions, such as the sale of a company or announcement of any other strategic transaction, or the announcement of negative events, such as negative regulatory decisions or a determination to wind down operations. These events may also result in investigations by the Securities and Exchange Commission. We may be exposed to such litigation or investigation even if no wrongdoing occurred. Litigation and investigations are usually expensive and divert management’s attention and resources, which could adversely affect our cash resources and our ability to consummate a potential strategic transaction.

Risks Related to Our Financial Position and Need for Additional Capital

Any future resumption of research and development activities would depend on completing a strategic transaction that would support our prior operating plans or otherwise obtaining significant additional funding. Significant additional financing may not be available to us on acceptable terms, or at all.

While we currently have no intention of resuming research and development activities, any future resumption of such activities would depend on completing a strategic transaction that would support our prior operating plans or otherwise obtaining significant additional funding. Our exploration of strategic alternatives may not result in the consummation of any transaction that provides additional funding to our company. Significant additional financing may not be available to us on acceptable terms, or at all, and may be impacted by the economic climate and market conditions.

To the extent that we are able to raise additional capital through the public or private sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of those securities may include liquidation or other preferences that adversely affect your rights as a holder of our common stock. Debt financing and preferred equity financing, if available, would increase our fixed payment obligations and may involve agreements that include covenants limiting or restricting our operations and ability to take specific actions, such as incurring additional debt, making acquisitions, engaging in acquisition, merger or collaboration transactions, selling or licensing our assets, making capital expenditures, redeeming our stock, making certain investments, declaring dividends or other operating restrictions that could adversely impact our ability to conduct business.

If we are able to raise funds through a strategic collaboration or partnership with one or more parties, we may have to relinquish valuable rights to our intellectual property, future revenue streams, discovery programs or product candidates, grant licenses on terms that may not be favorable to us or grant rights to develop and market product candidates that we would otherwise prefer to develop and market on our own, any of which may have a material adverse effect on our business, operating results and prospects.

If we were to resume research and development activities, our future capital requirements will depend on many factors, including:

•the progress, costs and results of pre-clinical testing of our product candidates;
•the progress, costs and results of clinical trials of our product candidates;
•the number of and development requirements for additional indications for our product candidates;
•the success of our collaborations with Moderna or others;
•our ability to scale up our manufacturing processes and capabilities to support clinical trials of the product candidates we are developing and may develop in the future;
•the costs, timing and outcome of regulatory review of our product candidates;
•potential changes in the regulatory environment and enforcement rules;
•our ability to establish and maintain strategic collaborations, licensing or other arrangements and the financial terms of such arrangements;
•the payment of license fees and other costs of our technology license arrangements;
•the costs and timing of future commercialization activities, including product manufacturing, sales, marketing and distribution, for our product candidates;
•our ability to obtain and maintain acceptance of any approved products by patients, the medical community and third-party payors;
•the amount and timing of revenue, if any, received from commercial sales of any of our product candidates for which we receive marketing approval;
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

We have incurred significant losses since our inception. We have very limited cash resources remaining and a very short operating runway before we deplete our cash resources. We expect to continue to incur significant expenses and operating losses while we explore strategic alternatives and carry out the orderly wind down of our operations.

Since inception, we have incurred significant operating losses. Our net losses were $60.5 million and $86.9 million for the years ended December 31, 2024 and 2023, respectively. We expect to continue to incur significant expenses and operating losses while we explore strategic alternatives and carry out the orderly wind down of our operations, including the payment one-time employee termination benefits to terminated employees. We may also incur other charges or cash expenditures not currently contemplated due to events that may occur as a result of, or associated with, our reduction in workforce.

As of December 31, 2024, we had cash and cash equivalents of $17.9 million. Although we believe that our current cash and cash equivalents are sufficient to sustain our operating expenses and capital expenditures requirements into the second half of 2025, we do not expect that our cash and cash equivalents will support our operations for more than one year following the date of this Annual Report on Form 10-K. As a result of these conditions, substantial doubt exists about our ability to continue as a going concern. We have based this estimate on assumptions that may prove to be wrong. In addition, changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control. As a result, we could deplete our capital resources sooner than we currently expect, including before we are able to consummate a strategic alternative. Our exploration of strategic alternatives may not result in the consummation of any transaction that provides additional funding to our company.

To date, we have not yet commercialized any products or generated any revenue from product sales and have financed our operations primarily with proceeds from sales of our preferred stock, proceeds from our collaboration with Moderna, research tax credits, convertible debt financing and completion of the Merger and related financing. Because Moderna nominated all 12 oncology research targets under the collaboration agreement as of February 2025, we will no longer be conducting any additional research activities under the collaboration agreement and we will not be receiving any further payments from Moderna for research and development services under the collaboration agreement. Significant additional financing may not be available to us on acceptable terms, or at all, and may be impacted by the economic climate and market conditions.

We have historically devoted substantially all of our financial resources and efforts to pursuing discovery, research and early clinical development of our product candidates. As part of our cash preservation plan, we determined to pause all of our research and development activities. Although we currently have no intention of resuming research and development activities, any future resumption of research and development activities would depend on completing a strategic transaction that would support our prior operating plans or otherwise obtaining significant additional funding.
If we were to resume research and development activities, we anticipate that our expenses will increase substantially if and as we:
•enhance the capabilities of our CAR-M platform;
•conduct discovery and pre-clinical testing of our product candidates;
•submit investigational new drug, or IND, applications in order to commence clinical trials;
•initiate, enroll patients in and conduct clinical trials;
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
•seek marketing approval for our product candidates if we successfully complete clinical trials;
•scale up our external manufacturing capabilities and capabilities to support clinical trials of our product candidates and for commercialization of any product candidate for which we may obtain marketing approval;
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
Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve or maintain profitability. If we were to resume our research and development activities, our expenses could increase beyond our expectations if, among other things:
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

Our independent registered public accounting firm has included an explanatory paragraph relating to our ability to continue as a going concern in its report on our audited consolidated financial statements included in this Annual Report on Form 10-K.

The report from our independent registered public accounting firm for the year ended December 31, 2024 includes an explanatory paragraph stating that our recurring losses raise substantial doubt about our ability to continue as a going concern. In connection with our cash preservation plan, we expect to continue to incur significant expenses and operating losses while we explore strategic alternatives and carry out the orderly wind down of our operations. Our exploration of strategic alternatives may not result in the consummation of any transaction that provides additional funding to our company.

We may retain a financial advisor to advise on our exploration of a range of strategic alternatives. We plan to identify and evaluate potential strategic alternatives with the goal of maximizing the value of our assets, including CT-2401, CT-1119, our macrophage and monocyte engineering platform and our CAR-M platform and realizing value for the potential milestone and royalty payments under the Moderna collaboration. However, our exploration of strategic alternatives may not result in the consummation of any transaction or the realization of any value for our company or our stockholders.

If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our audited financial statements, and it is likely that investors will lose all or a part of their investment.

We have never generated revenue from product sales and may never achieve or maintain profitability.

Prior to pausing research and development activities, we were in the early stages of development of our product candidates. If we were to resume research and development activities, we expect that it will be a number of years, if ever, before we have a product candidate ready for commercialization. To become and remain profitable, we must succeed in completing development of, obtaining marketing approval for and eventually commercializing, one or more products that generate significant revenue. The ability to achieve this success would require us to be effective in a range of challenging activities, including completing pre-clinical testing and clinical development, timely filing and receiving acceptance of our IND applications in order to commence clinical trials, initiating, enrolling patients in and completing clinical development of our product candidates, scaling up our manufacturing processes and capabilities to support clinical trials, obtaining marketing approval for our product candidates, manufacturing, marketing and selling any products for which we may obtain marketing approval and maintaining a continued acceptable safety profile of our products following approval. We may never succeed in these activities and, even if we do, we may never generate revenues that are significant enough to achieve profitability.
Even if we were to achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would depress the value of our company and could impair our ability to raise capital, expand our business, maintain our discovery and product development efforts, diversify our pipeline of product candidates or even continue our operations.
Our limited operating history and our cash preservation plan may make it difficult for you to evaluate the success of our business to date and to assess our future viability.

We were formed as Carma Therapeutics LLC, a Pennsylvania limited liability company, in April 2016 and converted to a Delaware corporation in May 2017 under the name CARISMA Therapeutics Inc. In connection with the Merger consummated in March 2023, CARISMA Therapeutics Inc. merged with and into a wholly-owned subsidiary of Sesen Bio and was renamed “CTx Operations, Inc.” Sesen Bio's name was changed to “Carisma Therapeutics Inc.” Following the completion of the Merger, the business conducted by the public company became primarily the business conducted by us. We are a biotechnology company with a limited operating history. Cell therapy product development is a highly speculative undertaking and involves a substantial degree of risk. Our operations historically have been limited to organizing and staffing our company, business planning, capital raising, establishing and maintaining our intellectual property portfolio, building our pipeline of product candidates, conducting drug discovery activities, undertaking pre-clinical studies, manufacturing process development studies, conducting early-stage clinical trials, and providing general and administrative support for these operations.

In connection with our cash preservation plan, we have reduced our operations to those necessary to identify and explore a range of strategic alternatives to maximize value and prepare to wind down our business. Potential strategic alternatives to be explored and evaluated may include, among other transactions, the sale, license, monetization or divestiture of one or more of our assets or technologies, a strategic collaboration or partnership with one or more parties or the merger or sale of our company. We cannot provide any commitment regarding when or if this strategic review process will result in any type of transaction. We currently have no intention of resuming research and development activities. Any future resumption of research and development activities would depend on completing a strategic transaction that would support our prior operating plans or otherwise obtaining significant additional funding. As part of our cash preservation plan, our board of directors determined to terminate all of our employees not deemed necessary to pursue strategic alternatives and execute an orderly wind down of our operations.

Our prospects must be considered in light the foregoing and in light of the uncertainties, risks, expenses and difficulties frequently encountered by companies in their early stages of operations. Prior to pausing our research and development activities, we had not yet demonstrated our ability to successfully develop any product candidate, obtain marketing approvals, manufacture a commercial scale product or arrange for a third party to do so on our behalf, or conduct sales, marketing and distribution activities necessary for successful product commercialization. We may retain a financial advisor to advise on our exploration of a range of strategic alternatives. We plan to identify and evaluate potential strategic alternatives with the goal of maximizing the value of our assets, including CT-2401, CT-1119, our macrophage and monocyte engineering platform and our CAR-M platform and realizing value for the potential milestone and royalty payments under the Moderna collaboration. Our exploration of strategic alternatives may not result in the consummation of any transaction or the realization of any value for our company or our stockholders. Consequently, any predictions you make about our future success or viability may not be as accurate.
In addition we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown obstacles. If resume research and clinical activities, we will need to transition at some point from a company with a discovery and pre-clinical focus to a company capable of supporting commercial activities. We may not be successful in such a transition.
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
Our ability to use our net operating losses and research and development tax credit carryforwards to offset future taxable income may be subject to certain limitations.
Prior to the Merger, we had a history of cumulative losses and anticipate that we will continue to incur significant losses in the foreseeable future. As a result, we do not know whether or when we will generate taxable income necessary to utilize our net operating losses, or NOLs, or research and development tax credit carryforwards.
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

***
We currently have no intention of resuming research and development activities independently or as a standalone company, and the following are risks primarily relating to our prior operations and historical activities, unless otherwise noted.

Risks Related to Our Historical Discovery Programs and Research and Development of Our Product Candidates
Cell therapy is a rapidly evolving area of science, and the approach we have taken to discover and develop product candidates by utilizing genetically modified macrophages and monocytes is novel and may never lead to approved or marketable products.
Cell therapy has yet to be broadly applied to solid tumors, inflammatory disease, fibrotic disease or neurodegeneration. The discovery, research and development of engineered macrophages and monocytes to treat disease is an emerging field and our CAR-M platform, which is the first CAR-M to be evaluated in a human clinical trial, is a relatively new technology. Our future success depends on the successful development of this novel therapeutic approach. The scientific evidence to support the feasibility of developing product candidates based on these discoveries is both preliminary and limited. As such, there may be adverse effects or limited favorable results from treatment with any of our product candidates that we cannot predict at this time.
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
We are early in our development efforts. Prior to pausing research and development activities as part of our cash preservation plan, we were focusing our development efforts on CT-2401, our product candidate in development for liver fibrosis, and CT-1119, our product candidate in development for mesothelin-positive solid tumors. We have not initiated clinical development of either CT-2401 or CT-1119. We had planned to conduct pre-clinical development of CT-2401 sufficient to enable a regulatory submission to initiate a clinical trial. We had also planned to initiate a Phase 1 clinical trial of CT-1119, a mesothelin-targeted CAR-Monocyte, in combination with tislelizumab, an anti-PD-1 antibody, in adult patients with mesothelin-positive solid tumors.
Our ability to generate revenues from product sales, which we do not expect will occur for a number of years, if ever, will depend heavily on the successful development, marketing approval and eventual commercialization of our product candidates, which may never occur. The success of our product candidates will depend on many factors, including the following:
•successfully completing pre-clinical studies;
•timely filing and receiving clearance of IND applications to commence clinical trials;
•successfully initiating, enrolling patients in and completing clinical trials;
•scaling up manufacturing processes and capabilities to support clinical trials;
•applying for and receiving marketing approvals from applicable regulatory authorities;
•obtaining and maintaining intellectual property protection and regulatory exclusivity for our product candidates;
•making arrangements with third-party manufacturers, or establishing commercial manufacturing capabilities, for both clinical and commercial supplies of our product candidates;
•establishing sales, marketing and distribution capabilities and launching commercial sales of our products, if and when approved, whether alone or in collaboration with others;

•acceptance of our product candidates, if and when approved, by patients, the medical community and third-party payors;
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
If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully develop and commercialize our product candidates, which would materially harm our business. As a company, we have limited experience in clinical development. Any predictions about the future success or viability of our product candidates we are developing or may develop in the future may not be as accurate as they could be if we had a longer history of conducting clinical trials.
Drug development involves a lengthy and expensive process, with an uncertain outcome. The results of pre-clinical studies and early clinical trials may not be predictive of future results. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.

The risk of failure for our product candidates is high. It is impossible to predict when or if any of our product candidates will prove effective or safe in humans or will receive marketing approval. Before obtaining marketing approval from regulatory authorities for the sale of a product candidate, we must complete pre-clinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of such product candidate in humans. Clinical trials may fail to demonstrate that our product candidates are safe for humans and effective for indicated uses. Even if the clinical trials are successful, changes in marketing approval policies during the development period, changes in or the enactment or promulgation of additional statutes, regulations or guidance or changes in regulatory review for each submitted product application may cause delays in the approval or rejection of an application.
Before we can commence clinical trials for a product candidate, we must complete extensive pre-clinical testing and studies, manufacturing process development studies, and analytical development studies that support our planned INDs and other applications to regulatory authorities in the United States or similar applications in other jurisdictions. We cannot be certain of the timely completion or outcome of our pre-clinical testing and studies and cannot predict if the outcome of our pre-clinical testing and studies will ultimately support the further development of our product candidates or whether regulatory authorities will accept our proposed clinical programs. As a result, we may not be able to submit applications to initiate clinical development of product candidates on the timelines we expect, if at all, and the submission of these applications may not result in regulatory authorities allowing clinical trials to begin. Furthermore, product candidates are subject to continued pre-clinical safety studies, which may be conducted concurrently with our clinical testing. The outcomes of these safety studies may delay the launch of or enrollment in future clinical trials and could impact our ability to continue to conduct our clinical trials.
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
•pre-clinical testing may produce results based on which we may decide, or regulators may require us, to conduct additional pre-clinical studies before we proceed with certain clinical trials, limit the scope of our clinical trials, halt clinical trials or abandon product development programs;
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
Our product development costs will also increase if we experience delays in pre-clinical studies or clinical trials or in obtaining marketing or other regulatory approvals. We do not know whether any of our pre-clinical studies or clinical trials will begin timely, will need to be restructured or will be completed on schedule, or at all. We may also determine to change the design or protocol of one or more of our clinical trials, including to add additional patients or arms, which could result in increased costs and expenses or delays. Significant pre-clinical study or clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do and impair our ability to successfully commercialize our product candidates and may harm our business and results of operations.

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
The outcome of pre-clinical testing and early clinical trials may not be predictive of the success of later clinical trials, and preliminary or interim results of a clinical trial do not necessarily predict final results. In addition, initial success in clinical trials may not be indicative of results obtained when such trials are completed. In particular, the small number of patients in our early clinical trials may make the results of these trials less predictive of the outcome of later clinical trials. Our product candidates may also fail to show the desired safety and efficacy in clinical development despite positive results in pre-clinical studies or having successfully advanced through initial clinical trials.
Moreover, pre-clinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in pre-clinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. Our clinical trials may not ultimately be successful or support further clinical development of any of our product candidates and we cannot assure you that any clinical trials that we may conduct will demonstrate consistent or adequate efficacy and safety to support marketing approval. There is a high failure rate for product candidates proceeding through clinical trials. Many companies in the biopharmaceutical industry have suffered significant setbacks in late-stage clinical trials even after achieving promising results in pre-clinical testing and earlier-stage clinical trials, and we cannot be certain that we will not face similar setbacks. Any such setbacks in our clinical development could materially harm our business and results of operations.
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
If we experience delays or difficulties in the enrollment of patients in our clinical trials for any of our product candidates, our receipt of necessary marketing approvals could be delayed or prevented.
Identifying and qualifying patients to participate in our clinical trials of any of our product candidates in the future is critical to our success. Successful and timely completion of clinical trials will require that we enroll a sufficient number of patients who remain in the trial until its conclusion. We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside of the United States. In addition, some of our competitors have ongoing clinical trials for product candidates that treat the same indications as our product candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates. We cannot predict how successful we will be at enrolling subjects in future clinical trials. Patient enrollment is affected by a variety of other factors, including:
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
If serious adverse events, undesirable side effects or unexpected characteristics are identified during the development of any of our product candidates, we may need to abandon or limit our further clinical development of those product candidates.

If any of our product candidate are associated with serious adverse events or undesirable side effects in clinical trials or have characteristics that are unexpected in clinical trials or pre-clinical testing, we may need to abandon development of such product candidate or limit development to more narrow uses or subpopulations in which the serious adverse events, undesirable side effects or unexpected characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. In pharmaceutical development, many compounds that initially show promise in early-stage or clinical testing are later found to cause side effects that delay or prevent further development of the compound or decrease the size of the patient population for whom the compound could ultimately be prescribed.
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

Because we have limited financial and managerial resources, we have historically focused on discovery programs and product candidates that we identify for specific indications. As a result, we have and may in the future forego or delay the pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. For example, in 2024, we determined to cease further development of CT-0525 and CT-0508 to refocus our efforts on other strategic priorities at the time. In the future we may further curtail, pause, delay or cease development of other product candidates at any stage of pre-clinical or clinical development based on a variety of factors, including our judgments regarding costs or timing of further development, probability of success of pre-clinical and clinical development, regulatory requirements, competitive landscapes, commercial potential, relative benefits and costs compared to other product candidates in our portfolio, and our overall strategy.

Our resource allocation decisions in the future may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Spending on discovery and product development programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate. Failure to allocate resources or capitalize on strategies in a successful manner will have an adverse impact on our business.

As part of our cash preservation plan, we have reduced our operations to those necessary to identify and explore a range of strategic alternatives to maximize value and prepare to wind down our business. We plan to work on identifying and evaluating potential strategic alternatives with the goal of maximizing the value of our assets, including CT-2401, CT-1119, our macrophage and monocyte engineering platform and our CAR-M platform and realizing value for the potential milestone and royalty payments under the Moderna collaboration. However, our exploration of strategic alternatives may not result in the consummation of any transaction or the realization of any value for our company or our stockholders.
We may evaluate certain of our product candidates in combination with other drugs. If the FDA or similar regulatory authorities outside of the United States do not approve these other drugs, revoke their approval of such drugs, or if safety, efficacy, manufacturing or supply issues arise with the drugs we choose to evaluate in combination with our product candidates, we may be unable to obtain approval of our product candidates.

We may evaluate certain of our product candidates in combination with other drugs. For example, prior to pausing research and development activities, we planned to initiate a Phase 1 clinical trial of CT-1119, in combination with tislelizumab, in adult patients with mesothelin-positive solid tumors.

We have not developed or obtained marketing approval for, nor have we manufactured or sold, any approved drug that we may study in combination with our product candidates. If the FDA or similar regulatory authorities outside of the United States revokes their approval of any drug or drugs in combination with which we determine to develop any of our product candidates, we will not be able to market such product candidates in combination with such revoked drugs.
If safety or efficacy issues arise with any of these drugs, we could experience significant regulatory delays, and the FDA or similar regulatory authorities outside of the United States may require us to redesign or terminate the applicable clinical trials. If the drugs we use are replaced as the standard of care for the indications we choose for our product candidates, the FDA or similar regulatory authorities outside of the United States may require us to conduct additional clinical trials. In addition, if manufacturing or other issues result in a shortage of supply of the drugs with which we determine to combine with any of our product candidates, we may not be able to initiate or complete clinical development of such product candidates on a desired timeline or at all.
Even if any of our product candidates were to receive marketing approval or be commercialized for use in combination with other existing drugs, we would continue to be subject to the risks that the FDA or similar regulatory authorities outside of the United States could revoke approval of the drugs used in combination with our product candidates or that safety, efficacy, manufacturing or supply issues could arise with these existing drugs. Combination therapies are commonly used for the treatment of cancer, and we would be subject to similar risks if we develop any of our other product candidates for use in combination with other drugs for cancer or for indications other than cancer. This could result in our own products being removed from the market or being less successful commercially.
We may not be successful in our efforts to identify or discover additional potential product candidates.
A key element of our strategy is to apply our macrophage engineering platform to address a broad array of indications and targets to generate next-generation therapeutics, including programs for indications outside of liver fibrosis and oncology. The discovery efforts that we are conducting may not be successful in identifying product candidates that are useful in treating cancer or other diseases. Our discovery engine may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for a number of reasons, including:
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

***

We currently have no intention of resuming research and development activities independently or as a standalone company, and the following are risks primarily relating to our prior operations and historical activities, unless otherwise noted.

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
The biopharmaceutical industry, and in particular the cell therapy field and the liver fibrosis fields, is characterized by intense investment and competition aimed at rapidly advancing new technologies. Our platform and therapeutic product candidates are expected to face substantial competition from multiple technologies, marketed products and numerous other therapies being developed by third parties that use protein degradation, antibody therapy, inhibitory nucleic acid, gene editing or gene therapy development platforms and from companies focused on more traditional therapeutic modalities, such as small molecule inhibitors. The competition is likely to come from multiple sources, including biopharmaceutical companies, academic research institutions, governmental agencies and private research institutions that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization. The competition is likely to come from multiple sources, including major pharmaceutical, specialty pharmaceutical and biotechnology companies, academic institutions, government agencies and public and private research institutions.
We are aware of a number of companies generally pursuing the development of myeloid cell therapies, including, among others Myeloid Therapeutics, Shoreline Biosciences, Inceptor Bio, Thunder Bio, Resolution Therapeutics, CellOrigin, and others. We are also facing competition from companies pursuing autologous T cell therapies, allogeneic T cell therapies, NK and other cell therapies, direct in vivo reprogrammed cell therapies, liver fibrosis therapies and other macrophage-targeted oncology therapeutics.
Additionally, we are aware of a number of companies either marketing or pursuing the development of liver fibrosis/MASH therapies, including Madrigal, Akero, 89bio, Resolution Therapeutics, and major pharmaceutical companies developing incretin therapies such as Eli Lilly, NovoNordisk, and others.
Many of the companies against which we are competing or against which we may compete in the future have significantly greater financial resources and expertise in research and development, manufacturing, pre-clinical testing, conducting clinical trials, obtaining marketing approvals and marketing approved products than we do. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our development programs. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other marketing approval for their products more rapidly than we may obtain approval for our products, including as a result of our decision to pause research and development activities, which could result in our competitors establishing a strong market position before we are able to enter the market. In addition, our ability to compete may be affected in many cases by insurers or other third-party payors seeking to encourage the use of generic products. There are generic products currently on the market for certain of the indications that we are pursuing, and additional products are expected to become available on a generic basis over the coming years. If our product candidates are approved, we expect that they will be priced at a significant premium over competitive generic products.
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
We have pursued and, if we were to resume research and development activities, may in the future pursue the in-license or acquisition of rights to complementary technologies and product candidates on an opportunistic basis. However, we may be unable to in-license or acquire any additional technologies or product candidates from third parties. The acquisition and licensing of technologies and product candidates is a competitive area, and a number of more established companies also have similar strategies to in-license or acquire technologies and product candidates that we may consider attractive. These established companies may have a competitive advantage over us due to their size, cash resources and greater development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to in-license or acquire the relevant technology or product candidate on terms that would allow us to make an appropriate return on our investment.
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
We face an inherent risk of clinical trial and product liability exposure related to the testing of our product candidates in human clinical trials and will face an even greater risk if we commercially sell any products that we may develop. While we currently have no products that have been approved for commercial sale, the use of product candidates by us in clinical trials, and the sale of any approved products in the future, may expose us to liability claims. These claims might be made by patients that use the product, healthcare providers, pharmaceutical companies or others selling such products. On occasion, large judgments have been awarded in class action lawsuits based on products that had unanticipated adverse effects. If we cannot successfully defend ourselves against claims that our product candidates or products caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:
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
We currently hold $10.0 million in product liability insurance coverage in the aggregate, with a per incident limit of $10.0 million, which may not be adequate to cover all liabilities that we may incur. We may need to increase our insurance coverage if we initiate and expand our clinical trials or commence commercialization of our product candidates. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise. If a successful clinical trial or product liability claim or series of claims is brought against us for uninsured liabilities or in excess of insured liabilities, our assets may not be sufficient to cover such claims and our business operations could be impaired.

***

We currently have no intention of resuming research and development activities independently or as a standalone company. The following are risks primarily relating to our prior operations and historical activities, expect for the risks relating to our ongoing collaboration with Moderna or as other otherwise noted below.

Risks Related to Our Dependence on Third Parties
We have relied, and if we resume research and development activities expect to continue to rely, on third parties to conduct our clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials, which may prevent or delay our ability to seek or obtain marketing approval for or commercialize our product candidates or otherwise harm our business. If we are not able to maintain these third-party relationships or if these arrangements are terminated, we may have to alter our development and commercialization plans and our business could be adversely affected.
We historically relied on, and if we resume research and development activities expect to continue to rely on third-party clinical research organizations, in addition to other third parties such as research collaboratives, clinical data management organizations, medical institutions and clinical investigators, to conduct our clinical trials. We currently have no plans to independently conduct any clinical trials of our product candidates. These contract research organizations, or CROs, and other third parties play a significant role in the conduct and timing of these trials and subsequent collection and analysis of data. These third-party arrangements might terminate for a variety of reasons, including a failure to perform by the third parties. If we need to enter into alternative arrangements, our product development activities might be delayed.
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
We have relied on, and if we resume research and development activities expect to continue to rely on third-party CMOs for the manufacture of both drug substance and finished drug product of our product candidates for pre-clinical and clinical testing and expect to continue to do so for commercialization. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.
We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We have relied on, and if we resume research and development activities, expect to continue to rely, on third-party CMOs for both drug substance and finished drug product, as well as for commercial manufacture if any of our product candidates receive marketing approval. We have relied on these third parties for the manufacture of plasmid and viral vectors, patient leukapheresis material logistics, as well as packaging, labeling, sterilization, storage, distribution and other production logistics. We continue to rely on these third parties for storage, distribution and other logistics of manufactured plasmid and viral vectors. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts. We may be unable to establish any agreements with third-party manufacturers or to do so on acceptable terms. Even if we are able to establish agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:
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
Our product candidates and any products that we may develop may compete with other product candidates and products for access to manufacturing facilities. As a result, we may not obtain access to these facilities on a priority basis or at all. There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us. Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval. We do not currently have arrangements in place for redundant supply or a second source for bulk drug substance. If any of our contract manufacturers cannot perform as agreed, we may be required to replace such manufacturers. Although we believe that there are several potential alternative manufacturers who could manufacture our product candidates, we may incur added costs and delays in identifying and qualifying any such replacement or be unable to reach agreement with an alternative manufacturer.

Our future dependence upon others for the manufacture of our product candidates or products may adversely affect our future profit margins and our ability to commercialize any products that receive marketing approval on a timely and competitive basis.

We currently, and may in the future, rely on single-source suppliers for certain materials and components used in the manufacturing of our product candidates.

We have relied, and may in the future, rely on single-source suppliers for certain materials and components used in the manufacturing of our product candidates. There are, for certain of these materials and components, few, if any, alternative sources of supply and there is limited need for multiple suppliers at this stage of our business. We cannot ensure that these suppliers will remain in business, have sufficient capacity or supply to meet our needs, be able to supply materials to us at costs that are acceptable to us, or that they will not be purchased by one of our competitors or another company that is not interested in continuing to work with us. Our use of single-source suppliers of certain materials and components exposes us to several risks, including disruptions in supply, price increases or late deliveries. This supplier may be unable or unwilling to meet our future demands for our clinical trials. Establishing additional or replacement suppliers for these materials and components could take a substantial amount of time and it may be difficult to establish replacement suppliers who meet regulatory requirements. Any disruption in supply from these single-source suppliers could lead to supply delays or interruptions which would materially adversely affect our business, financial condition and results of operations.
We expect to depend on collaborations with third parties for the research, development and commercialization of certain of our product candidates, including our collaboration agreement with Moderna. If our collaborations are not successful, we may not be able to capitalize on the market potential of these product candidates and our business could be adversely affected.

We may depend on collaborations with third parties for the research, development and commercialization of certain of our product candidates. For example, we entered into a strategic collaboration with Moderna in January 2022 focused on the development of in vivo CAR-M therapeutics. In collaboration with Moderna, we have established a mRNA/LNP in vivo CAR-M platform for research targets, which enables an off-the-shelf approach wherein the patient’s own myeloid cells are engineered directly within their body via the administration of a LNP encapsulating macrophage reprogramming mRNA CAR constructs, removing the requirement for ex vivo cell manufacturing entirely. In June 2024, we announced the nomination of the first development candidate under the collaboration with Moderna. The development candidate targets GPC3. In February 2025, Moderna nominated ten additional oncology research targets, four of which replaced two oncology research targets and two autoimmune research targets, which Moderna concurrently ceased developing. As of February 2025, Moderna has nominated all 12 oncology research targets under the collaboration for which we have the potential to receive future milestones and royalties. We will not conduct any additional research activities under the collaboration agreement and we will not be receiving any further payments from Moderna for research and development services under the collaboration agreement.

Under the terms of the Moderna collaboration agreement, assuming Moderna develops and commercializes 12 products, each directed to a different development target, we are eligible to receive up to between $247.0 million and $253.0 million per product in development target designation, development, regulatory and commercial milestone payments. We are also eligible to receive tiered mid-to-high single digit royalties of net sales of any products that are commercialized under the agreement, which may be, subject to reductions. We cannot be certain that Moderna will take the steps to achieve any of these development, regulatory and commercial milestones, all of which are outside of our control. Therefore, we may not be entitled to receive from Moderna any remaining milestone payments or any royalty payments.

As part of our cash preservation plan, we have reduced our operations to those necessary to identify and explore a range of strategic alternatives to maximize value and prepare to wind down our business. Potential strategic alternatives to be explored and evaluated may include, among other transactions, a strategic collaboration or partnership with one or more parties. If we were to resume research and development activities, we may also seek third-party collaborators for the research, development and commercialization of certain of our product candidates.
Collaborators for collaboration arrangements may include large and mid-size pharmaceutical companies and biotechnology companies, among others. We cannot provide any commitment that we will enter into any collaboration. Any such arrangements with third parties will likely limit our control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates we may seek to develop with them. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities and efforts to successfully perform the functions assigned to them in these arrangements. We cannot predict the success of any collaboration that we enter into and we cannot be certain that they provide any value for our company or our stockholders.

Collaborations involving our discovery programs or any product candidates we may develop, including our collaboration with Moderna pose the following risks to us:
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
We have licensed four patent families from Penn and one patent family from NYU and may enter into transactions to in-license or acquire other businesses, intellectual property, technologies, product candidates or products. If we determine to pursue a particular transaction, we may not be able to complete the transaction on favorable terms, or at all. Any in-licenses or acquisitions we complete may not strengthen our competitive position, and these transactions may be viewed negatively by customers or investors. We may decide to incur debt in connection with an in-license or acquisition or issue our common stock or other equity securities to the stockholders of the target company, which would reduce the percentage ownership of our existing stockholders. We could incur losses resulting from undiscovered liabilities that are not covered by the indemnification we may obtain from the seller. In addition, we may not be able to successfully integrate the acquired personnel, technologies and operations into our existing business in an effective, timely and nondisruptive manner. In-license and acquisition transactions may also divert management attention from day-to-day responsibilities, increase our expenses and reduce our cash available for operations and other uses. We cannot predict the number, timing or size of additional future in-licenses or acquisitions or the effect that any such transactions might have on our operating results.
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
***

We currently have no intention of resuming research and development activities independently or as a standalone company, and the following are risks primarily relating to our prior operations and historical activities, unless otherwise noted.

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
Our success depends in part on our ability to obtain, maintain and enforce protection of the intellectual property we may own solely and jointly with others or may license from others, particularly patents, in the United States and other countries with respect to any proprietary technology and product candidates. We seek to protect our proprietary position by filing patent applications in the United States and abroad related to our technologies and product candidates that are important to our business and by in-licensing intellectual property related to such technologies and product candidates. If we are unable to obtain, maintain or enforce patent protection with respect to any proprietary technology or product candidate, our business, financial condition, results of operations and prospects could be materially harmed. Any disclosure to or misappropriation by third parties of our confidential proprietary information could enable competitors to quickly duplicate or surpass our technological achievements, thus eroding our competitive position in our market. Moreover, the patent applications we own, co-own or license may fail to result in issued patents in the United States or in other foreign countries.
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
We are party to a number of license and research agreements. Some of these agreements provide us with the intellectual property rights required for the development of our product candidates, including the license agreement with Penn. These licenses and research agreements and similar agreements in the future may impose diligence, development and commercialization timelines, and milestone payment, royalty, insurance and other obligations on us. If we fail to comply with such obligations, the parties to these agreements may decide to terminate the agreements or require us to grant them certain rights, in which we may not be able to develop, manufacture, or market any products without the rights granted to us by these agreements and may face other penalties. Any such occurrences could adversely affect the value of any product candidate being developed.
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

***

We currently have no intention of resuming research and development activities independently or as a standalone company, and the following are risks primarily relating to our prior operations and historical activities, unless otherwise noted.

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
•data collected from clinical trials of our product candidates may not be sufficient to support the submission of biologics licensing application, or BLA to the FDA or other submission or to obtain marketing approval in the United States;
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

Further, under the Pediatric Research Equity Act of 2003, or PREA, a BLA or supplement to a BLA for certain biological products must contain data to assess the safety and effectiveness of the biological product in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective, unless the sponsor receives a deferral or waiver from the FDA. A deferral may be granted for several reasons, including a finding that the product or therapeutic candidate is ready for approval for use in adults before pediatric trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric trials begin. The applicable legislation in the European Union also requires sponsors to either conduct clinical trials in a pediatric population in accordance with a Pediatric Investigation Plan approved by the Pediatric Committee of the EMA or to obtain a waiver or deferral from the conduct of these studies by this Committee. For any of our product candidates for which we are seeking regulatory approval in the United States or the European Union, we cannot guarantee that we will be able to obtain a waiver or alternatively complete any required studies and other requirements in a timely manner, or at all, which could result in associated reputational harm and subject us to enforcement action, invalidation of the marketing application, and/or financial penalties. Our collaborators are also subject to similar requirements outside of the United States and the European Union and thus the attendant risks and uncertainties.

In addition, we could be adversely affected by several significant administrative law cases decided by the U.S. Supreme Court in 2024. In Loper Bright Enterprises v. Raimondo, for example, the court overruled Chevron U.S.A., Inc. v. Natural Resources Defense Council, Inc., which for 40 years required federal courts to defer to permissible agency interpretations of statutes that are silent or ambiguous on a particular topic. The U.S. Supreme Court stripped federal agencies of this presumptive deference and held that courts must exercise their independent judgment when deciding whether an agency such as the FDA acted within its statutory authority under the Administrative Procedure Act, or the APA. Additionally, in Corner Post, Inc. v. Board of Governors of the Federal Reserve System, the court held that actions to challenge a federal regulation under the APA can be initiated within six years of the date of injury to the plaintiff, rather than the date the rule is finalized. The decision appears to give prospective plaintiffs a personal statute of limitations to challenge longstanding agency regulations. Another decision, Securities and Exchange Commission v. Jarkesy, overturned regulatory agencies' ability to impose civil penalties in administrative proceedings. These decisions could introduce additional uncertainty into the regulatory process and may result in additional legal challenges to actions taken by federal regulatory agencies, including the FDA and CMS, that we rely on. In addition to potential changes to regulations as a result of legal challenges, these decisions may result in increased regulatory uncertainty and delays and other impacts, any of which could adversely impact our business and operations.

Finally, our ability to develop and market new drug products may be impacted if litigation challenging the FDA’s approval of another company’s drug continues. In April 2023, the U.S. District Court for the Northern District of Texas invalidated the approval by the FDA of mifepristone, a drug product which was originally approved in 2000 and whose distribution is governed by various measures adopted under a REMS. The Court of Appeals for the Fifth Circuit declined to order the removal of mifepristone from the market but did hold that plaintiffs were likely to prevail in their claim that changes allowing for expanded access of mifepristone, which the FDA authorized in 2016 and 2021, were arbitrary and capricious. In June 2024, the Supreme Court reversed and remanded that decision after unanimously finding that the plaintiffs did not have standing to bring this legal action against the FDA. In October 2024, the Attorneys General of three states filed an amended complaint in the district court in Texas challenging FDA’s actions. In January 2025, the district court agreed to allow these states to file an amended complaint and continue to pursue this challenge. Depending on the outcome of this litigation, if it continues, our ability to develop new drug product candidates and to maintain approval of existing drug products is at risk and could be delayed, undermined or subject to protracted litigation.
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
Additionally, we could face heightened risks with respect to obtaining marketing authorization in the United Kingdom as a result of the withdrawal of the United Kingdom from the European Union, commonly referred to as Brexit. The United Kingdom is no longer part of the European Single Market and EU Customs Union. As of January 1, 2025, the Medicines and Healthcare products Regulatory Agency, or MHRA, is responsible for approving all medicinal products destined for the United Kingdom market (i.e., Great Britian and Northern Ireland). At the same time, a new international recognition procedure, or IRP, will apply, which intends to facilitate approval of pharmaceutical products in the UK. The IRP is open to applicants that have already received an authorization for the same product from one of the MHRA’s specified Reference Regulators, or RRs. The RRs notably include EMA and regulators in the EU/European Economic Area, or EEA, member states for approvals in the EU centralized procedure and mutual recognition procedure as well as the FDA (for product approvals granted in the U.S. However, the concrete functioning of the IRP is currently unclear. Any delay in obtaining, or an inability to obtain, any marketing authorizations may force us to restrict or delay efforts to seek regulatory approval in the United Kingdom for our product candidates, which could significantly and materially harm our business.
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
Inadequate funding for the FDA, the SEC and other government agencies, including from government shutdowns, funding shortages, personnel losses, regulatory reform or other disruptions to these agencies’ operations, could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.
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

There is also substantial uncertainty as to how measures being implemented by the new Trump Administration across the government will impact the FDA, CMS and other federal agencies with jurisdiction over our activities. For example, since taking office, President Trump has issued a number of executive orders, which could have a significant impact on the manner in which the FDA conducts its operations and engages in regulatory and oversight activities. Further, while the FDA’s review of BLAs and other applications is funded through the user fee program established under PDUFA, the Trump Administration has indicated that it will be reviewing that program and its implementation. If these or other orders or executive actions impose constraints on FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted. In addition, the loss of FDA personnel could lead to further disruptions and delays in FDA review and oversight of our product candidates.

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
The FDA has issued various guidance documents regarding gene therapies, including a draft guidance from November 2024 addressing various questions and final guidance documents released in January 2020 relating to CMC information for gene therapy INDs, gene therapies for rare diseases and gene therapies for retinal disorders. Although the FDA has indicated that these and other guidance documents it previously issued are not legally binding, we believe that our compliance with them is likely necessary to gain approval for any gene therapy product candidate that we may develop. The guidance documents provide additional factors that the FDA will consider at each of the above stages of development and relate to, among other things, the proper pre-clinical assessment of gene therapies; the chemistry, manufacturing, and control information that should be included in an IND; the proper design of tests to measure product potency in support of an IND or BLA; and measures to observe delayed adverse effects in subjects who have been exposed to investigational gene therapies when the risk of such effects is high. Further, the FDA usually recommends that sponsors observe subjects for potential gene therapy-related delayed adverse events for a 15-year period, including a minimum of five years of annual examinations followed by 10 years of annual queries, either in person or by questionnaire.
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

We will also need to carefully navigate the FDA’s various regulations, guidance and policies, along with recently enacted legislation, to ensure compliance with restrictions governing promotion of our products. In September 2021, the FDA published final regulations which describe the types of evidence that the Agency will consider in determining the intended use of a drug or biologic. Moreover, with passage of the Pre-Approval Information Exchange Act in December 2022, sponsors of products that have not been approved may proactively communicate to payors certain information about products in development to help expedite patient access upon product approval. In addition, in January 2025, the FDA published final guidance outlining its policies governing the distribution of scientific information to healthcare providers about unapproved uses of approved products. The final guidance calls for such communications to be truthful, non-misleading and scientifically sound and to include all information necessary for healthcare providers to interpret the strengths and weaknesses and validity and utility of the information about the unapproved use of the approved product. If a company engages in such communications consistent with the guidance’s recommendations, the FDA indicated that it will not treat such communications as evidence of unlawful promotion of a new intended use for the approved product.

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

There can be no assurance that we will satisfy all FDA requirements, including new provisions that govern accelerated approval. For example, with passage of the FDORA in December 2022, Congress modified certain provisions governing accelerated approval of drug and biologic products. Specifically, the new legislation authorized the FDA to: require a sponsor to have its confirmatory clinical trial underway before accelerated approval is awarded, require a sponsor of a product granted accelerated approval to submit progress reports on its post-approval studies to the FDA every six months (until the study is completed; and use expedited procedures to withdraw accelerated approval of an BLA if certain conditions are met, including where a required confirmatory study fails to verify and describe the predicted clinical benefit or where evidence demonstrates the product is not shown to be safe or effective under the conditions of use. The FDA may also use such procedures to withdraw an accelerated approval if a sponsor fails to conduct any required post-approval study of the product with due diligence, including with respect to “conditions specified by the Secretary.” The new procedures include the provision of due notice and an explanation for a proposed withdrawal, and opportunities for a meeting with the Commissioner or the Commissioner’s designee and a written appeal, among other things. We will need to fully comply with these and other requirements in connection with the development and approval of any product candidate that qualifies for accelerated approval.
In March 2023, the FDA issued draft guidance that outlines its current thinking and approach to accelerated approval. The FDA indicated that the accelerated approval pathway is commonly used for approval of oncology drugs due to the serious and life-threatening nature of cancer. Although single-arm trials have been commonly used to support accelerated approval, a randomized controlled trial is the preferred approach as it provides a more robust efficacy and safety assessment and allows for direct comparisons to an available therapy. To that end, the FDA outlined considerations for designing, conducting, and analyzing data for trials intended to support accelerated approvals of oncology therapeutics. Subsequently, in December 2024 and January 2025, the FDA issued additional draft guidance relating to accelerated approval. These guidances describe FDA’s views on what it means to conduct a confirmatory trial with due diligence and how the agency plans to interpret whether such a study needs to be underway at the time of approval. While these guidances are currently only in draft form and will ultimately not be legally binding even when finalized, sponsors typically observe the FDA’s guidance closely to seek accelerated approval for any product candidates.
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
The FDA and Congress may further reevaluate the Orphan Drug Act and its regulations and policies. This may be particularly true in light of a decision from the Court of Appeals for the 11th Circuit in September 2021 finding that, for the purpose of determining the scope of exclusivity, the term “same disease or condition” means the designated “rare disease or condition” and could not be interpreted by the FDA to mean the “indication or use.” Thus, the court concluded, orphan drug exclusivity applies to the entire designated disease or condition rather than the “indication or use.” Although there have been legislative proposals to overrule this decision, they have not been enacted into law. On January 23, 2023, the FDA announced that, in matters beyond the scope of that court order, the FDA will continue to apply its existing regulations tying orphan-drug exclusivity to the uses or indications for which the orphan drug was approved. However, on February 14, 2025, a federal district court in Washington, D.C. fully embraced the reasoning of the court decision in another decision challenging the scope of orphan drug exclusivity. The implications of this decision, and its impact on the FDA’s implementation of the Orphan Drug Act, are unclear at this point.
We do not know if, when, or how the FDA or Congress may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes the FDA may make to its orphan drug regulations and policies, our business could be adversely impacted.

In addition, to obtain orphan drug designation in the EU, we would need to demonstrate that there exists no satisfactory method of diagnosis, prevention or treatment of the condition in question that has been authorized in the EU or, if such method exists, the medicinal product will be of significant benefit to those affected by that condition. There is no assurance that we would be able to meet that standard for any of our product candidates. Further, if we do obtain orphan drug designation for a product candidate in the EU, we will not be able to maintain that designation if we are not able to show, to the satisfaction of the EU regulatory authorities, that the product candidate is of significant benefit to patients over available commercial products for the indication in the European Union and any additional products that are ahead of our product candidate in clinical development for the indication.

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

It is possible that an in vitro companion diagnostic device could be subject to FDA enforcement discretion from compliance with the FDCA if it meets the definition of a Laboratory Developed Test, or LDT. However, FDA issued a final rule in April 2024 to end enforcement discretion for LDTs and actively regulate such products as medical devices.
Under this final rule, LDTs are required to come into compliance with FDA’s medical device regulatory requirements in a staged approach over the course of four years. The implementation of this LDT final rule could potentially be affected by the Executive Order, Regulatory Freeze Pending Review, issued by President Trump on January 20, 2025 and/or the anticipated change in leadership at FDA under the new administration. Further, while the final regulation is set to take effect on May 6, 2025, a number of parties have challenged the legality of the LDT regulation in a federal district court.
That court held a hearing on this matter on February 19, 2025, and is expected to issue a ruling soon.

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

Since enactment of the ACA, there have been and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. Further, in June 2021, the U.S. Supreme Court dismissed a lawsuit challenging the constitutionality of the ACA after finding that the plaintiffs do not have standing to bring the litigation. Shortly after taking office in January 2025, President Trump revoked numerous executive orders issued by President Biden, including at least two executive orders which where were designed to further implement the ACA. We anticipate similar efforts to undermine the ACA, and the accompanying uncertainty, for the foreseeable future.

Further, the recent election of President Trump, coupled with a consolidation of party control of both chambers of the U.S. Congress, has led to new legislative and regulatory initiatives in the United States and the roll-back of many initiatives of the previous presidential administration, which may impact our business in unpredictable ways. Market uncertainty and volatility have been magnified and may intensify due to the statements and actions of the new U.S. presidential administration and resulting uncertainties regarding actual and potential shifts in U.S. and foreign, trade, economic and other policies, including with respect to treaties and tariffs.

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
The prices of prescription pharmaceuticals have also been the subject of considerable discussion in the United States and foreign jurisdictions. There have been several U.S. congressional inquiries, as well as proposed and enacted state and federal legislation designed to, among other things, bring more transparency to pharmaceutical pricing, review the relationship between pricing and manufacturer patient programs, and reduce the costs of pharmaceuticals under Medicare and Medicaid.

In addition, in October 2020, the HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program, or SIP, to import certain prescription drugs from Canada into the United States. That regulation was challenged in a lawsuit by the Pharmaceutical Research and Manufacturers of America, or PhRMA, but the case was dismissed by a federal district court in February 2023 after the court found that PhRMA did not have standing to sue the HHS. Several states have passed laws allowing for the importation of drugs from Canada and a few states have passed legislation establishing workgroups to examine the impact of the state importation program. Several states have submitted Section 804 Importation Program proposals to the FDA. On January 5, 2024, the FDA approved Florida’s plan for Canadian drug importation. That state now has authority to import certain drugs from Canada for a period of two years once certain conditions are met. Florida will first need to submit a pre-import request for each drug selected for importation, which must be approved by the FDA. Florida will also need to relabel the drugs and perform quality testing of the products to meet FDA standards.

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

The IRA has implications for Medicare Part D, which is a program available to individuals who are entitled to Medicare Part A or enrolled in Medicare Part B to give them the option of paying a monthly premium for outpatient prescription drug coverage. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare beginning in 2026, with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation; and replaces the Part D coverage gap discount program with a new discounting program beginning in 2025. The IRA permits the Secretary of the HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years.

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

The first cycle of negotiations for the Medicare Drug Price Negotiation Program commenced in the summer of 2023. On August 15, 2024, HHS published the results of the first Medicare drug price negotiations for ten selected drugs that treat a range of conditions. The prices of these ten drugs will become effective January 1, 2026. In January 2025, CMS announced the selection of up to 15 additional drugs covered by Part D for the second cycle of negotiations. This second cycle of negotiations with participating drug companies will occur during 2025, and any negotiated prices for this second set of drugs will be effective starting January 1, 2027. CMS issued a public statement on January 29, 2025, declaring that lowering the cost of prescription drugs is a top priority of the new administration and CMS is committed to considering opportunities to bring greater transparency in the negotiation program.

Further, the legislation subjects drug manufacturers to civil monetary penalties and a potential excise tax for failing to comply with the legislation by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law or for taking price increases that exceed inflation. In addition, the IRA established inflation rebate programs under Medicare Part B and Part D. The legislation also requires manufacturers to pay rebates for drugs in Medicare Part D whose price increases exceed inflation. On December 9, 2024, with issuance of its 2025 Physician Fee Schedule final regulation, CMS finalized its rules governing the IRA inflation rebate programs. The new law also caps Medicare out-of-pocket drug costs at an estimated $24,000 a year beginning in 2025. In addition, the IRA potentially raises legal risks with respect to individuals participating in a Medicare Part D prescription drug plan who may experience a gap in coverage if they required coverage above their initial annual coverage limit before they reached the higher threshold, or “catastrophic period” of the plan. Individuals requiring services exceeding the initial annual coverage limit and below the catastrophic period, must pay 100% of the cost of their prescriptions until they reach the catastrophic period. Among other things, the IRA contains many provisions aimed at reducing this financial burden on individuals by reducing the co-insurance and co-payment costs, expanding eligibility for lower income subsidy plans, and price caps on annual out-of-pocket expenses, each of which could have potential pricing and reporting implications.

On June 6, 2023, Merck & Co. filed a lawsuit against the HHS and CMS asserting that, among other things, the IRA’s Drug Price Negotiation Program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the Constitution. Subsequently, a number of other parties, including the U.S. Chamber of Commerce and certain, also filed lawsuits in various courts with similar constitutional claims against the HHS and CMS. HHS has generally won the substantive disputes in these cases, and various federal district court judges have expressed skepticism regarding the merits of the legal arguments being pursued by the pharmaceutical industry. Certain of these cases are now on appeal and, on October 30, 2024, the Court of Appeals for the Third Circuit heard oral argument in three of these cases. We expect that litigation involving these and other provisions of the IRA will continue, with unpredictable and uncertain results.
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
At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, health care organizations and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures. This is increasingly true with respect to products approved pursuant to the accelerated approval pathway. State Medicaid programs and other payers are developing strategies and implementing significant coverage barriers, or refusing to cover these products outright, arguing that accelerated approval drugs have insufficient or limited evidence despite meeting the FDA’s standards for accelerated approval.
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
On February 10, 2025, President Trump issued an executive order directing the Attorney General to review the guidelines and policies governing FCPA investigations and enforcement actions. Per the executive order, this review will result in new DOJ FCPA guidelines intended to enhance American economic competitiveness and to safeguard national security interests. During the 180-day review period, any new FCPA investigations and enforcement actions are to be suspended absent authorization from the Attorney General, and all existing FCPA investigations and enforcement actions will be reviewed. Additionally, after the Attorney General issues revised guidelines, the executive order directs the Attorney General to assess whether “remedial measures” related to past FCPA actions are warranted. We will need to carefully monitor the implementation of this order.

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

There are numerous U.S. federal and state laws and regulations related to the privacy and security of personal information. In particular, regulations promulgated pursuant to HIPAA establish privacy and security standards that limit the use and disclosure of individually identifiable health information, or protected health information, and require the implementation of administrative, physical and technological safeguards to protect the privacy of protected health information and ensure the confidentiality, integrity and availability of electronic protected health information. Determining whether protected health information has been handled in compliance with applicable privacy standards and our contractual obligations can be complex and may be subject to changing interpretation. These obligations may be applicable to some or all of our business activities now or in the future. In recent months, the Office of Civil Rights at HHS, or OCR, has been especially active in enforcing the HIPAA rules. Additionally, OCR is looking to amend the HIPAA Security Rule, which (if and when finalized) could create additional compliance obligations and risk for our business.

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
In addition to potential enforcement by the HHS, we are also potentially subject to privacy enforcement from the FTC. The FTC has been particularly focused on the unpermitted processing of health and genetic data through its recent enforcement actions and is expanding the types of privacy violations that it interprets to be “unfair” under Section 5 of the FTC Act, as well as the types of activities it views to trigger the Health Breach Notification Rule (which the FTC also has the authority to enforce). The agency is also in the process of developing rules related to commercial surveillance and data security that may impact our business. We will need to account for the FTC’s evolving rules and guidance for proper privacy and data security practices in order to mitigate our risk for a potential enforcement action, which may be costly. If we are subject to a potential FTC enforcement action, we may be subject to a settlement order that requires us to adhere to very specific privacy and data security practices, which may impact our business. We may also be required to pay fines as part of a settlement (depending on the nature of the alleged violations). If we violate any consent order that we reach with the FTC, we may be subject to additional fines and compliance requirements. Finally, both the FTC and HHS’s enforcement priorities (as well as those of other federal regulators) may be impacted by the change in administration and new leadership. These shifts in enforcement priorities may also impact our business.

There are also increased restrictions at the federal level relating to transferring sensitive data outside of the United States to certain foreign countries. For example, in 2024, Congress passed H.B. 815, which included the Protecting Americans’ Data from Foreign Adversaries Act of 2024. This law creates certain restrictions for entities that disclose sensitive data (including potential health data) to countries such as China. Failure to comply with these rules can lead to a potential FTC enforcement action. Additionally, the DOJ recently finalized a rule implementing Executive Order 14117, which creates similar restrictions related to the transfer of sensitive U.S. data to countries such as China. These data transfer restrictions (and others that may pass in the future) may create operational challenges and legal risks for our business.
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

In addition to California, a number of states have passed comprehensive privacy laws similar to the CCPA and CPRA. These laws are either in effect or will go into effect sometime over the next few years. Like the CCPA and CPRA, these laws create obligations related to the processing of personal information, as well as special obligations for the processing of “sensitive” data, which includes health data in some cases. Some of the provisions of these laws may apply to our business activities. There are also states that are strongly considering or have already passed comprehensive privacy laws during the 2025 legislative sessions. Other states will be considering similar laws in the future, and Congress has also been debating passing a federal privacy law. There are also states that are specifically regulating health information that may affect our business. For example, the State of Washington passed the My Health My Data Act in 2023 which specifically regulated health information that is not otherwise regulated by the HIPAA rules, and the law also has a private right of action, which further increases the relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data, and more states are considering such legislation in 2025. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products, if approved.

Plaintiffs’ lawyers in the United States are also increasingly using privacy-related statutes at both the state and federal level to bring lawsuits against companies for their data-related practices. In particular, there have been a significant number of cases filed against companies for their use of pixels and other web trackers. These cases often allege violations of the California Invasion of Privacy Act and other state laws regulating wiretapping, as well as the federal Video Privacy Protection Act. The rise in these types of lawsuits creates potential risk for our business.

Additionally, laws in all 50 states require businesses to provide notice to customers whose personal information has been disclosed as a result of a data breach. These laws are not consistent, and compliance in the event of a widespread data breach is difficult and may be costly. Moreover, states have been frequently amending existing laws, requiring attention to changing regulatory requirements. We also may be contractually required to notify affected individuals or other counterparties of a security breach, incident, or compromise. Although we may have contractual protections with our vendors, any actual or perceived security breach, incident, or compromise could harm our reputation and brand, expose us to potential liability or require us to expend significant resources on data security and in responding to any such actual or perceived breach, incident, or compromise. Any contractual protections we may have from our vendors may not be sufficient to adequately protect us from any such liabilities and losses, and we may be unable to enforce any such contractual protections. In addition to government regulation, privacy advocates and industry groups have and may in the future propose self-regulatory standards from time to time. These and other industry standards may legally or contractually apply to us, or we may elect to comply.
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
Risks Related to the Ownership of Our Common Stock
The market price of our common stock is volatile, and the market price of our common stock may drop in the future.
The market price of our common stock has been and could be subject to significant fluctuations. Some of the factors that may cause the market price of our common stock to fluctuate include:
•our ability to successfully implement our cash preservation plan
•our determination to pause research and development activities;
•our ability to identify, evaluate, pursue and consummate a strategic alternative;
•failure to conduct an orderly wind down of our operations;
•if we were to resume research and development activities, results of clinical trials and pre-clinical studies of our product candidates, or those of our collaborators;
•results of clinical trials and pre-clinical studies of our competitors;
•failure to meet or exceed financial and development projections we may provide to the public;
•failure to meet or exceed the financial and development projections of the investment community;
•announcements of significant acquisitions, strategic collaborations, joint ventures or capital commitments by our competitors;
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
•trading volume of our common stock;
•announcements with respect to compliance with the Nasdaq listing requirements;
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

The price of our shares of common stock may experience increased volatility as we provide updates regarding our cash preservation plan and the wind down of our operations. For additional discussion of the risks related to our evaluation of strategic alternatives and the wind down of our operations, see “Risk Factors - Risks Related to Our Evaluation of Strategic Alternatives and Wind Down.”

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

We do not currently meet the requirements for continued listing on The Nasdaq Global Market. If we fail to meet the requirements for continued listing on The Nasdaq Global Market, trading in our common stock could be suspended and our common stock delisted from Nasdaq, which would have a negative effect on the price of our common stock and our ability to raise additional capital.

Our common stock is currently listed on The Nasdaq Global Market. We are required to meet specified requirements to maintain our listing on The Nasdaq Global Market, including, among others, a minimum market value of listed securities , or MVLS, of $50,000,000 under Nasdaq Listing Rule 5450(b)(2)(A), or the MVLS Requirement and a minimum bid price of $1.00 per share under Nasdaq Listing Rule 5450(a)(1), or the Bid Price Rule.

On October 10, 2024, we received written notice from the Listing Qualifications Department, or the Staff, of The Nasdaq Stock Market LLC, or Nasdaq, notifying us that our common stock was not in compliance with the MVLS Requirements for the previous 30 consecutive business days. In accordance with the Nasdaq Listing Rules, we were granted 180 calendar days, or until April 8, 2025, to regain compliance with the MVLS Requirement. If we do not regain compliance with the MVLS Requirement by April 8, 2025, which we do not expect to, we will receive written notification from the Staff on our about April 9, 2025, that our securities are subject to delisting. At that time, we may request a hearing before the Nasdaq Hearnings Panel (the "Panel") pursuant to the procedures set forth in the 5800 Series of the Nasdaq Listing Rules. Our request for a hearing before the Panel would stay any further action by the Staff to delist our common stock from Nasdaq at least pending the hearing and the expiration of any extension the Panel may grant to us following the hearing.

On January 6, 2025, we received separate written notice from the Staff notifying us that, based upon the closing bid price of our common stock for the prior 38 consecutive business days, we were not in compliance with the Bid Price Rule, and were granted 180 calendar days, or until July 7, 2025, to regain compliance with the Bid Price Rule. If, at any time the closing bid price of our common stock is at least $1.00 per share for a minimum of ten, through generally not more than 20, consecutive days, the Staff will provide written notification to us that we have regained compliance with the Bid Price Rule. If we do not regain compliance with the Bid Price Rule by July 7, 2025, we may be eligible for an additional 180 calendar day period to regain compliance. To qualify for a second grace period, we would need to transfer the listing of our common stock to The Nasdaq Capital Market, evidence compliance with the initial listing criteria for The Nasdaq Capital Market, namely the $50 million MVLS rule or the $5 million stockholders’ equity rule for initial listing on The Nasdaq Capital Market, with the exception of the $15 million market value of publicly held shares requirement, and provide written notice to the Staff of our intention to cure the bid price deficiency during the second compliance period by effecting a reverse stock split, if necessary. If we do not regain compliance with the Bid Price Rule or are not eligible to transfer the listing of our common stock to The Nasdaq Capital Market by July 7, 2025, the Staff will provide separate written notification that our securities are subject to delisting, which we would address with the Panel.

The delisting of our common stock from Nasdaq could materially reduce the liquidity of our common stock and result in a corresponding material reduction in the price of our common stock. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and would also make it more difficult for our stockholders to sell or purchase our common stock when they wish to do so. If delisted, we will likely trade on the OTC Markets system, which could make it more difficult to dispose of, or obtain accurate quotations for the price of, our common stock, and may lead to a reduction in coverage by securities analysts and the news media, which could cause the price of our common stock to decline further.

If a significant portion of our total outstanding shares are sold into the market, the market price of our common stock could drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. Certain of our stockholders have rights, subject to specified conditions, under our resale registration statement on Form S-3 registering 3,730,608 shares of our common stock under which they may sell their shares of common stock in the public market, so long as the resale registration statement on Form S-3 remains effective. We have also filed registrations statement registering all shares of common stock that we may issue under our equity compensation plans.

Moreover, we are also party to the Sale Agreement with Jefferies, as sales agent, pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $100.0 million from time to time through Jefferies under an “at-the-market offering” program, or ATM. The number of shares that are sold by Jefferies after we request that sales be made will fluctuate based on the market price of our common stock during the sales period and limits we set with Jefferies. Therefore, it is not possible to predict the number of shares that will ultimately be issued by us, if any, pursuant to the sales agreement. As of December 31, 2024, we have sold 1,362,917 shares of our common stock under the ATM for net proceeds of $3.0 million.
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
As of December 31, 2024, our executive officers, directors and principal stockholders, in the aggregate, beneficially owned 45.3% of our outstanding shares of common stock. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of the Company on terms that other stockholders may desire.
We have broad discretion in the use of our cash and cash equivalents and may invest or spend the proceeds in ways with which you do not agree and in ways that may not increase the value of your investment.
We have broad discretion over the use of our cash and cash equivalents and have adopted a cash preservation plan. You may not agree with our decisions, and our use of the proceeds may not yield any return on your investment. Our failure to apply these resources effectively could compromise our ability to pursue our growth strategy and we may not be able to yield a significant return, if any, on our investment of these net proceeds. You do not have the opportunity to influence our decisions on how to use our cash resources.
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

Our Chief Executive Officer, or CEO, leads the operational oversight of company-wide cybersecurity strategy, policy, standards and processes and works across relevant departments to assess and help prepare us and our employees to address cybersecurity risks. The consultant that operates our SOC updates the CEO regarding the detection of cybersecurity risk exposure and provides advice on the prevention, mitigation and remediation of such risks. The CEO keeps the senior executive leadership team apprised, including our Vice President of Finance, on assessments of risk exposure to ensure that the highest levels of management are kept abreast of potential risks we are facing. The CEO has significant prior business experience in compliance and risk management and coordinates directly with the third party who operates our SOC on issues involving particular cybersecurity expertise.

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

Item 2. Properties
Our principal facilities consist of office and laboratory space in Philadelphia, Pennsylvania. We occupy approximately 4,369 square feet of office space under a lease that is expected to expire in October 2029 and laboratory space leases which expire in June 2025. We believe that our facilities are sufficient to meet our current needs.
Item 3. Legal Proceedings
We are currently not a party to any material legal proceedings.
Item 4. Mine Safety Disclosures

Not applicable.

Part II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Holders of Our Common Stock

Our common stock is currently listed on the Nasdaq Global Market under the symbol “CARM.” The number of stockholders of record of our common stock as of March 26, 2025 was 28. This number does not include stockholders for whom shares are held in “nominee” or “street” name.

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

Recent Sales of Unregistered Securities

We did not issue any securities that were not registered under the Securities Act of 1933, as amended, or the Securities Act, during the twelve months ended December 31, 2024, other than pursuant to transactions previously disclosed in our Current Reports on Form 8-K.

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
Overview

We are a biotechnology company focused on applying our industry leading expertise in macrophage engineering to develop transformative therapies to treat serious diseases including liver fibrosis and cancer. We have created a comprehensive set of platform technologies to enable the therapeutic use of engineered macrophages and monocytes, which belong to a subgroup of white blood cells called myeloid cells. We seek to apply our ability to engineer macrophages and monocytes, either in vivo or ex vivo, using approaches and delivery systems most appropriate to each specific indication, to meaningfully alter the course of the disease. Our proprietary CAR-M platform uses chimeric antigen receptors, or CARs, to redirect macrophages or monocytes against specific tumor associated antigens with the goal of targeted anti-tumor immunity.

2024 Revised Operating Plans

In late March 2024, following a strategic review of our operating plan for 2024 and future periods, we approved a revised operating plan intended to balance value creation and expense management with our available cash resources. The objective of our revised operating plan was to focus our clinical development efforts on high potential value programs with meaningful near-term milestones and eliminate non-essential expenses and headcount to extend our cash runway. Under that plan, we intended to focus our ex vivo oncology clinical development efforts on our follow-on product candidate CT-0525, a CAR-Monocyte intended to treat solid tumors that over-express human epidermal growth factor receptor 2, or HER2 and cease development of CT-0508, our macrophage-based product candidate, and initial lead product candidate. In addition, at that time, we decided to continue to focus on our in vivo mRNA/lipid nanoparticle, or LNP, CAR-M programs in partnership with Moderna and pause development of CT-1119, amesothelin-targeted CAR-Monocyte, pending additional financing, reduce our workforce and decrease spending on other non-essential activities. All clinical activities of CT-0508 have ceased.

In December 2024, following another strategic review of our operating plan for 2025 and our future pipeline, we approved another revised operating plan intended to reduce monthly operating expenses, conserve cash, and refocus our efforts on strategic priorities. First, we decided to cease development of our HER2 directed autologous cell therapy platform including CT-0525. Our decision was based on an assessment of the competitive landscape in anti-HER2 treatments, including the impact of recently approved anti-HER2 therapies on HER2 antigen loss/downregulation, and the effects on the future development strategy of any anti-HER2 product. We dosed the last patient in our Phase 1 clinical trial of CT-0525, in November 2024 and all clinical activity ended in January 2025.

Further pursuant to the December 2024 revised operating plan, we pivoted our focus to developing product candidates targeting two indications – liver fibrosis and solid tumor oncology, while retaining the potential to receive milestones and royalties from our collaboration with Moderna.

As part of our cost-reduction initiatives in 2024, we implemented workforce reductions resulting in the termination of 62 full-time employees (representing approximately 58% of our total workforce), across research and development and general and administrative functions. The workforce reductions resulted in $4.1 million of severance related costs. As of December 31, 2024, we accrued for $2.7 million in severance costs from our workforce reduction, $2.3 million of which was paid in January 2025. We may also incur other charges or cash expenditures not currently contemplated due to events that may occur as a result of, or associated with, the 2024 reduction in workforce.

On June 26, 2024, we notified Novartis Pharmaceuticals Corporation, or Novartis, of our termination of the Manufacturing and Supply Agreement, dated March 1, 2023, relating to the manufacture of our first product candidate to enter clinical development, CT-0508, or the Manufacturing Agreement. The termination was effective July 31, 2024. As a result of the termination of the Manufacturing Agreement, we incurred a termination fee of $4.0 million, or the Termination Fee, which we paid in the third quarter of 2024. We separately agreed with Novartis that if we enter into an agreement for the tech transfer of another product, or a Substitute Product, to Novartis on or before December 31, 2024, then the Termination Fee shall be credited in full or in part against any amounts due to Novartis under such agreement relating to the Substitute Product. We did not enter into an agreement relating to the Substitute Product with Novartis and we expensed the $4.0 million prepaid asset in the fourth quarter of 2024 to research and development in the consolidated statements of operations and comprehensive loss.

Recent Developments – 2025 Cash Preservation Plan

As part of a further revised plan approved by our board of directors on March 25, 2025 to preserve our existing cash resources following our reduction in workforce, or our cash preservation plan, we have reduced our operations to those necessary to identify and explore, a range of strategic alternatives to maximize value and prepare to wind down our business. Potential strategic alternatives to be explored and evaluated may include, among other transactions, the sale, license, monetization or divestiture of one or more of our assets or technologies, a strategic collaboration or partnership with one or more parties or the merger or sale of our company. We cannot provide any commitment regarding when or if this strategic review process will result in any type of transaction. We currently have no intention of resuming research and development activities. Any future resumption of research and development activities would depend on completing a strategic transaction that would support our prior operating plans or otherwise obtaining significant additional funding. As part of our cash preservation plan, our board of directors determined to terminate all of our employees not deemed necessary to pursue strategic alternatives and execute an orderly wind down of our operations. Our cash preservation plan prioritizes payments necessary and appropriate for those reduced operations and those that will help us to evaluate our strategic alternatives.

We may retain a financial advisor to advise on our exploration of a range of strategic alternatives. We plan to work with a financial advisor on identifying and evaluating potential strategic alternatives with the goal of maximizing the value of our assets, including CT-2401, CT-1119, our macrophage and monocyte engineering platform and our CAR-M platform and realizing value for the potential milestone and royalty payments under the Moderna collaboration. However, our exploration of strategic alternatives may not result in the consummation of any transaction or the realization of any value for our company or our stockholders.

Our Product Candidates and Pipeline

Our liver fibrosis program is based upon the discovery of a key efferocytosis defect in the macrophages that reside within the livers of patients with fibrosis. Using a novel mRNA LNP approach, our product candidate aims to reverse fibrotic disease and improve the outcomes of patients with advanced liver fibrosis. In the second quarter of 2024, we achieved pre-clinical proof of concept in our liver fibrosis program, demonstrating the anti-fibrotic potential of engineered macrophages in two liver fibrosis models. Prior to pausing our research and development activities, we planned to continue to conduct pre-clinical development of our product candidate, CT-2401, sufficient to enable a regulatory submission to initiate a clinical trial.

Our oncology program leverages our considerable expertise and experience in ex vivo cell therapy. CT-1119 is designed to treat patients with advanced mesothelin-positive solid tumors, including pancreatic cancer, ovarian cancer, lung cancer, mesothelioma, and others. Prior to pausing our research and development activities, we planned to initiate a Phase 1 clinical trial of CT-1119, a mesothelin-targeted CAR-Monocyte, in combination with tislelizumab, an anti-PD-1 antibody, in adult patients with mesothelin-positive solid tumors, in China.

Our collaboration with Moderna utilizes Moderna's mRNA/LNP technology, together with our CAR-M platform technology, to create novel in vivo oncology off-the-shelf gene therapy product candidates. In June 2024, we announced that Moderna nominated the first development candidate under the collaboration and paid us a $2.0 million milestone. This development candidate targets Glypican-3, or GPC3, and is designed to treat solid tumors, including hepatocellular carcinoma. In November 2024, we announced new pre-clinical data on our anti-GPC3 in vivo CAR-M therapy for treating hepatocellular carcinoma. These pre-clinical data demonstrated robust anti-tumor activity. In February 2025, Moderna nominated ten additional oncology research targets, four of which replaced two oncology research targets and two autoimmune research targets, which Moderna concurrently ceased developing. As of February 2025, Moderna has nominated all 12 oncology research targets under the collaboration for which we have the potential to receive future milestones and royalty payments. As such, we will not be conducting any additional research activities under the collaboration agreement and we will not be receiving any further research funding from Moderna under the collaboration agreement. Moderna also agreed to terminate the in-vivo oncology field exclusivity, which would allow us to pursue in vivo CAR-M programs outside of the 12 nominated targets and product polypeptides.

To date, we have not yet commercialized any products or generated any revenue from product sales and have financed our operations primarily with proceeds from sales of our preferred stock, proceeds from our collaboration with Moderna, research tax credits, convertible debt financing, and completion of the Merger and related financing. Our operations have historically been limited to organizing and staffing the Company, business planning, capital raising, establishing and maintaining our intellectual property portfolio, building our pipeline of product candidates, conducting drug discovery activities, undertaking pre-clinical studies, manufacturing process development studies, conducting early-stage clinical trials, and providing general and administrative support for these operations. We have historically devoted substantially all of our financial resources and efforts to pursuing discovery, research and development of our product candidates.

Financial Operations

Our net losses were $60.5 million and $86.9 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had $17.9 million in cash and cash equivalents and an accumulated deficit of $305.6 million. We expect to continue to incur significant expenses and operating losses while we explore strategic alternatives and carry out the orderly wind down of our operations. Although we believe our current cash and cash equivalents are sufficient to sustain our operating expenses and capital expenditure requirements into the second half of 2025, we do not expect that our cash and cash equivalents will support our operations for more than one year following the date of this Annual Report on Form 10-K. As a result of these conditions, substantial doubt exists about our ability to continue as a going concern. We have based this estimate on assumptions that may prove to be wrong. In addition, changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control. As a result, we could deplete our capital resources sooner than we currently expect. Our exploration of strategic alternatives may not result in the consummation of any transaction that provides additional funding to our company.

Any future resumption of research and development activities would depend on completing a strategic transaction that would support our prior operating plans or otherwise obtaining significant additional funding. However, our exploration of strategic alternatives may not result in the consummation of any transaction or the realization of any value for our company or our stockholders and there can be no assurance that we would be able to generate funds on terms acceptable to us, on a timely basis, or at all.
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

Nasdaq Compliance

On October 10, 2024, we received written notice from the Listing Qualifications Department of The Nasdaq Stock Market LLC notifying us that our common stock was not in compliance with Nasdaq Listing Rule 5450(b)(2)(A), or the Minimum MVLS Requirement, which requires us to maintain a minimum market value of listed securities of $50,000,000. We have 180 calendar days, or until April 8, 2025, to regain compliance with the Minimum MVLS Requirement. On January 6, 2025, we received written notice from the Listing Qualifications Department of The Nasdaq Stock Market LLC notifying us that, based upon the closing bid price of our common stock for the last 38 consecutive business days, we were not in compliance with Nasdaq Listing Rule 5450(a)(1), or the Bid Price Rule, which requires us to maintain a minimum bid price of $1.00 per share. We have 180 calendar days, or until July 7, 2025, to regain compliance with the Bid Price Rule. We intend to continue to monitor our MLVS and bid price and consider available options to regain compliance with Nasdaq listing rules. For more information about our Nasdaq listing deficiencies, see the following risk factor in Item 1A, Risk Factors “We do not currently meet the requirements for continued listing on the Nasdaq Global Market. If we fail to meet the requirements for continued listing on the Nasdaq Global Market, our common stock could be delisted from trading, which would have a negative effect on the price of our common stock and our ability to raise additional capital.”.

Financial Operations Overview
Collaboration Revenues

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from the sale of products for the foreseeable future. Our revenues to date have been generated from the Moderna collaboration agreement. Moderna reimburses us for all costs incurred by it in connection with its research and development activities under the

Moderna collaboration agreement plus a reasonable margin for the respective services performed. As of February 2025, Moderna has nominated all 12 oncology research targets under the Moderna License Agreement. As such, we will not be conducting any additional research activities under the collaboration agreement and we will not be receiving any further research funding from Moderna under the collaboration agreement. We are eligible to receive potential milestone and royalty payments from Moderna in the future. To date, we have received $2.0 million in milestone payments and we have not received any royalties under the Moderna collaboration agreement.
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

Research and development activities are central to our business model. Product candidates in later stages of clinical development will generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect our research and development expenses to significantly decrease in 2025 as a result of our decision to pause our research and development activities as part of our cash preservation plan. If we were to resume research and development activities, our research and development expenses would increase; however, any future resumption of research and development activities would depend on completing a strategic transaction that would support our prior operating plans or otherwise obtaining significant additional funding.

The successful development of our current or future product candidates is highly uncertain. At this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that would be necessary to complete the development of any product candidates. If we were to resume research and development activities, the success of any of our product candidates will depend on several factors, including the following:
•successfully completing pre-clinical studies;
•timely filing and receiving clearance of investigational new drug applications to commence clinical trials;
•successfully initiating, enrolling patients in and completing clinical trials;
•scaling up manufacturing processes and capabilities to support clinical trials of any of our product candidates;
•applying for and receiving marketing approvals from applicable regulatory authorities;
•obtaining and maintaining intellectual property protection and regulatory exclusivity for any product candidates;
•making arrangements with third-party manufacturers, or establishing commercial manufacturing capabilities, for both clinical and commercial supplies of our product candidates;
•establishing sales, marketing and distribution capabilities and launching commercial sales of our products, if and when approved, whether alone or in collaboration with others;
•acceptance of any of our product candidates, if and when approved, by patients, the medical community and third-party payors;
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

We expect that our general and administrative expenses will decrease in 2025, as we have terminated all of our employees not deemed necessary to pursue strategic alternatives and execute an orderly wind down of our operations. If we were to identify and pursue a strategic alternative, we expect our general and administrative expenses to increase.
Interest Income, net
Interest income, net consists of interest earned on our excess cash, net of interest expense. Interest expense consisted of interest on our finance leases and our convertible promissory note that was converted into common stock upon the closing of the Merger in 2023.
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
Income Taxes

Since inception, we have incurred significant net losses. As of December 31, 2024, we had net operating loss carryforwards, or NOLs, for federal income tax purposes of $374.7 million. We have provided a valuation allowance against the full amount of our deferred tax assets since, in our opinion, based upon our historical and anticipated future losses, it is more likely than not that the benefits will not be realized. As of December 31, 2024, we remained in a full valuation allowance position.

The utilization of our NOLs may be subject to a substantial annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50 percent, as defined under Sections 382 and 383 of the Internal Revenue Code of 1986, or the Code, respectively, as well as similar state provisions. We have recorded a valuation allowance on all of our deferred tax assets, including deferred tax assets related to NOLs.

Results of Operations
Comparison of the Years Ended December 31, 2024 and 2023 (in thousands)

	Years Ended December 31,
	2024	2023
Collaboration revenues	$19,632	$14,919
Operating expenses:
Research and development	59,673	74,125
General and administrative	22,138	29,525
Total operating expenses	81,811	103,650
Operating loss	(62,179)	(88,731)
Change in fair value of derivative liability	—	(84)
Interest income, net	1,702	1,936
Net loss	$(60,477)	$(86,879)
Collaboration Revenues

Collaboration revenues were $19.6 million and $14.9 million for the years ended December 31, 2024 and 2023, respectively. The increase was primarily related to Moderna's development candidate nomination which resulted in $5.8 million of collaboration revenue consisting of $3.8 million of deferred option rights revenue recognition and $2.0 million of milestone revenue.
Research and Development Expenses
We track outsourced development, outsourced personnel costs and other external research and development costs of our CT-0508, CT-0525, and CT-1119 programs. We do not track internal research and development costs on a program-by-program basis. The following table summarizes our research and development expenses (in thousands). Certain amounts related to prior period results were reclassified to conform to current period presentation. These reclassifications have not changed total research and development expenses.

	Years Ended December 31,
	2024	2023	Change
CT-0508 (1)	$9,652	$12,354	$(2,702)
CT-0525 (1)	8,757	8,440	317
CT-1119 (1)	575	928	(353)
Personnel costs, including stock-based compensation (2)	18,724	19,249	(525)
Other clinical and pre-clinical development expenses	8,635	15,308	(6,673)
Facilities and other expenses	13,330	17,846	(4,516)
Total research and development expenses	$59,673	$74,125	$(14,452)
(1) The revised operating plans that were implemented in 2024, adjusted our research and development focus. For the Phase 1 clinical trial of CT-0525, the last patient was dosed in November 2024 and all clinical activity ended in January 2025. All clinical activities related to CT-0508 also ceased in 2024. In connection with our 2024 revised operating plans, we had also elected to pause further development of CT-1119, a mesothelin-targeted CAR-Monocyte, pending additional financing.

(2) Our revised operating plans, which were implemented in 2024, included reductions in workforce which resulted in severance costs.

The decrease in research and development expenses was primarily attributable to a decrease in our clinical and pre-clinical development expenses and facility costs due to less laboratory supplies and laboratory space needs in connection with our revised operating plans.

General and Administrative Expenses
The following table summarizes our general and administrative expenses (in thousands). Certain amounts related to prior period results were reclassified to conform to current period presentation. These reclassifications have not changed total general and administrative expenses.

	Years Ended December 31,
	2024	2023	Change
Personnel costs, including stock-based compensation (1)	$9,748	$10,671	$(923)
Professional fees	8,058	12,821	(4,763)
Facilities and supplies	1,684	1,406	278
Insurance, taxes, and fees	1,351	2,890	(1,539)
Other expenses	1,297	1,737	(440)
Total general and administrative expenses	$22,138	$29,525	$(7,387)

(1) Our revised operating plans, which were implemented in 2024, included reductions in workforce which resulted in severance costs.

The decrease in general and administrative expenses was primarily attributable to a decrease in our professional fees as a result of non-recurring legal costs associated with the Merger and a decrease in director and officer insurance costs.
Interest Income, net

We recognized $1.7 million in interest income, net for the year ended December 31, 2024, which was primarily attributable to interest earned on excess cash, partially offset by interest on our finance leases.
We recognized $1.9 million in interest income, net for the year ended December 31, 2023, which was primarily attributable to interest earned on excess cash, partially offset by interest expense on the convertible promissory note issued to Moderna, including non-cash interest expense associated with the amortization of the debt discount.
Change in Fair Value of Derivative Liability

We recognized a $0.1 million non-cash charge for the year ended December 31, 2023, for the increase in fair value of the derivative liability associated with the redemption feature of the convertible promissory note with Moderna, which was attributable to the timing in which we expected the accrued settlement event to occur. There was no change in fair value of derivative liability during the year ended December 31, 2024 because the derivative was redeemed in 2023.
Liquidity and Capital Resources
Sources of Liquidity

As of December 31, 2024, we had $17.9 million in cash and cash equivalents and an accumulated deficit of $305.6 million. To date, we have not yet commercialized any products or generated any revenue from product sales and have financed operations primarily with proceeds from sales of preferred stock, proceeds from our collaboration with Moderna, research tax credits, convertible debt financing, and completion of the Merger and related financing. Through December 31, 2024, we have generated $44.4 million of collaboration revenues related to research and development services, deferred option rights, and milestones.

As of February 2025, Moderna has nominated all 12 oncology research targets under the collaboration. As such, we will not be conducting any additional research activities under the collaboration agreement and we will not be receiving any further research funding from Moderna under the collaboration agreement. We received the final research and development payment of $2.9 million from Moderna in January 2025. Under the terms of the Moderna collaboration agreement, assuming Moderna develops and commercializes 12 products, each directed to a different development target, we are eligible to receive up to between $247.0 million and $253.0 million per product in development target designation, development, regulatory and commercial milestone payments. We are also eligible to receive tiered mid-to-high single digit royalties of net sales of any products that are commercialized under the agreement, which may be, subject to reductions.

On April 17, 2023, we filed a universal shelf registration statement on Form S-3, which was declared effective on May 2, 2023, or the Registration Statement. Under the Registration Statement, we may offer and sell up to $300.0 million of a variety of securities, including debt securities, common stock, preferred stock, depository shares, subscription rights, warrants and units from time to time in one or more offerings at prices and on terms to be determined at the time of the offering. On May 12, 2023, we entered into an Amended and Restated Open Market Sale AgreementSM, or the Sale Agreement, with Jefferies LLC, as sales agent, pursuant to which we may offer and sell shares of our common stock with an aggregate offering price of up to $100.0 million under an “at-the-market" offering program. As of December 31, 2024, we have sold 1,362,917 shares of our common stock for net proceeds of $3.0 million.
Cash Flows
The following table shows a summary of our cash flows (in thousands):

	Years Ended December 31,
	2024	2023
Cash (used in) provided by:
Operating activities	$(59,917)	$(81,177)
Investing activities	(123)	72,408
Financing activities	344	62,180
Net change in cash and cash equivalents	$(59,696)	$53,411
Cash Flows from Operating Activities

During the year ended December 31, 2024, we used $59.9 million of net cash in operating activities. Cash used in operating activities reflected our net loss of $60.5 million and a $12.0 million net change in our operating assets and liabilities attributable to the timing in which we pay our vendors for research and development activities that was offset by $12.5 million of non-cash charges primarily related to depreciation and amortization expense, stock-based compensation and reductions in the operating right of use, or ROU assets.

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
Cash Flows from Investing Activities
During the year ended December 31, 2024, we used $0.1 million of net cash in investing activities which reflected purchases of property and equipment.

During the year ended December 31, 2023, we received $72.4 million of net cash from investing activities. Cash provided by investing activities reflected $108.0 million of proceeds from the sale of marketable securities, partially offset by purchases of marketable securities of $34.5 million and the purchase of property and equipment of $1.1 million.
Cash Flows from Financing Activities

During the year ended December 31, 2024, we received $0.3 million of net cash from financing activities, primarily attributable to $2.4 million from the sale of common stock in connection with the Sale Agreement, net of issuance costs, and $0.7 million in proceeds from failed-sale leaseback arrangements, partially offset by $1.4 million in payments of principal related to finance lease liabilities, and $1.3 million in payments to our finance liability from failed-sale leaseback arrangements.

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

Funding Requirements

As of December 31, 2024, we had cash and cash equivalents of $17.9 million. We expect to continue to incur significant expenses and operating losses while we explore strategic alternatives and carry out the orderly wind down of our operations. Although we believe our current cash and cash equivalents are sufficient to sustain our operating expenses and capital expenditure requirements into the second half of 2025, we do not expect that our cash and cash equivalents will support our operations for more than one year following the date of this Annual Report on Form 10-K. As a result of these conditions, substantial doubt exists about our ability to continue as a going concern. We have based this estimate on assumptions that may prove to be wrong. In addition, changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control. As a result, we could deplete our capital resources sooner than we currently expect. Our exploration of strategic alternatives may not result in the consummation of any transaction that provides additional funding to our company.

As part of our cash preservation plan, we have reduced our operations to those necessary to identify and explore a range of strategic alternatives to maximize value and prepare to wind down our business. Potential strategic alternatives to be explored and evaluated may include, among other transactions, the sale, license, monetization or divestiture of one or more of our assets or technologies, a strategic collaboration or partnership with one or more parties or the merger or sale of our company. We cannot provide any commitment regarding when or if this strategic review process will result in any type of transaction. As part of our cash preservation plan, our board of directors determined to terminate all of our employees not deemed necessary to pursue strategic alternatives and execute an orderly wind down of our operations. Our cash preservation plan prioritizes payments necessary and appropriate for those reduced operations and those that will help us to evaluate our strategic alternatives.

We may retain a financial advisor to advise on our exploration of a range of strategic alternatives. We plan to work with the advisor on identifying and evaluating potential strategic alternatives with the goal of maximizing the value of our assets, including CT-2401, CT-1119, our macrophage and monocyte engineering platform and our CAR-M platform and realizing value for the potential milestone and royalty payments under the Moderna collaboration. However, our exploration of strategic alternatives may not result in the consummation of any transaction or the realization of any value for our company or our stockholders.

Any strategic alternatives may involve or may be pursued through legal proceedings including bankruptcy or liquidation and dissolution proceedings, and such proceedings may also be necessary or appropriate in the absence of any strategic alternatives. In the event that our board of directors determines that a liquidation and dissolution of our business approved by stockholders is desirable or the best method to maximize value, we would prepare proxy materials and schedule a special meeting of our stockholders to seek approval of such a plan.

We currently have no intention of resuming research and development activities. Any future resumption of research and development activities would depend on completing a strategic transaction that would support our prior operating plans or otherwise obtaining significant additional funding. Significant additional financing may not be available to us on acceptable terms, or at all, and may be impacted by the economic climate and market conditions.

To the extent that we are able to raise additional capital through the public or private sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of those securities may include liquidation or other preferences that adversely affect your rights as a holder of our common stock. Debt financing and preferred equity financing, if available, would increase our fixed payment obligations and may involve agreements that include covenants limiting or restricting our operations and ability to take specific actions, such as incurring additional debt, making acquisitions, engaging in acquisition, merger or collaboration transactions, selling or licensing our assets, making capital expenditures, redeeming our stock, making certain investments, declaring dividends or other operating restrictions that could adversely impact our ability to conduct business.

If we are able to raise funds through a strategic collaboration or partnership with one or more parties, we may have to relinquish valuable rights to our intellectual property, future revenue streams, discovery programs or product candidates, grant licenses on terms that may not be favorable to us or grant rights to develop and market product candidates that we would otherwise prefer to develop and market on our own, any of which may have a material adverse effect on our business, operating results and prospects.
If we were to resume research and development activities, our expenses would increase and our future capital requirements would depend on many factors, including:
•the progress, costs and results of pre-clinical testing of our product candidates;
•the progress, costs and results of clinical trials of our product candidates;
•the number of and development requirements for additional indications for our product candidates;
•the success of our collaborations with Moderna or others;
•our ability to scale up our manufacturing processes and capabilities to support clinical trials of the product candidates we are developing and may develop in the future;
•the costs, timing and outcome of regulatory review of our product candidates;
•potential changes in the regulatory environment and enforcement rules;
•our ability to establish and maintain strategic collaborations, licensing or other arrangements and the financial terms of such arrangements;
•the payment of license fees and other costs of our technology license arrangements;
•the costs and timing of future commercialization activities, including product manufacturing, sales, marketing and distribution, for the product candidates we are developing and may develop in the future for which we may receive marketing approval;
•our ability to obtain and maintain acceptance of any approved products by patients, the medical community and third-party payors;
•the amount and timing of revenue, if any, received from commercial sales of the product candidates we are developing or develop in the future for which we receive marketing approval;
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
Contractual Obligations and Commitments
The following table summarizes our contractual obligations and commitments at December 31, 2024 (in thousands):

	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	More than 5 Years
Contractual obligations:
Operating lease commitments(1)	$1,809	$927	$698	$184	$—
Finance lease commitments	963	942	21	—	—
Total contractual obligations	$2,772	$1,869	$719	$184	$—
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

The table above does not include any potential milestone or royalty payments that we may be required to make under our license agreement with Penn and under licensing agreements with other third parties not considered material. We excluded these milestone and royalty payments given that the timing and likelihood of any such payments cannot be reasonably estimated at this time. For further information about our lease arrangements, our license agreement with Penn and our other licensing agreements, see Note 8 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

In connection with the 2025 cash preservation plan, we expect to incur approximately $3.8 million, which primarily represents one-time employee termination benefits directly associated with the workforce reduction. We also expect to pay the majority of related reduction in workforce amounts by the end of 2025.
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

While our significant accounting policies are described in more detail in Note 3 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, we believe the following accounting policies are the most critical to the judgments and estimates used in the preparation of our consolidated financial statements for the year ended December 31, 2024.

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

The Black-Scholes option pricing model requires the use of subjective assumptions that include the expected stock price volatility and prior to the Merger, the fair value of the underlying common stock on the date of grant. See Note 9 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for information concerning certain of the specific assumptions we used in applying the Black-Scholes option pricing model to determine the estimated fair value of our stock options granted during the years ended December 31, 2024 and 2023.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. Our interest-earning assets consist of cash and cash equivalents for the year ended December 31, 2024 and cash, cash equivalents and marketable securities for the year ended December 31, 2023. Interest income earned on these assets was $2.1 million and $3.7 million for the years ended December 31, 2024 and 2023, respectively. Our interest income is sensitive to changes in the general level of interest rates, primarily U.S. interest rates.

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates; however, we have contracts with foreign vendors. As such, our operations may be subject to fluctuations in foreign currency exchange rates in the future.
Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the years ended December 31, 2024 and 2023.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Carisma Therapeutics Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Carisma Therapeutics Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ (deficit) equity, and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 of the consolidated financial statements, the Company has incurred losses and negative cash flows from operations since inception that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ KPMG LLP

We have served as the Company's auditor since 2018.

Philadelphia, Pennsylvania
March 31, 2025

CARISMA THERAPEUTICS INC.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$17,909	$77,605
Prepaid expenses and other assets	5,916	2,866
Total current assets	23,825	80,471
Property and equipment, net	4,385	6,764
Right of use assets – operating leases	2,040	2,173
Deferred financing costs	208	146
Total assets	$30,458	$89,554

Liabilities and Stockholders' (Deficit) Equity
Current liabilities:
Accounts payable	$2,081	$3,933
Accrued expenses	7,448	7,662
Deferred revenue	3,729	1,413
Operating lease liabilities	832	1,391
Finance lease liabilities	905	544
Other current liabilities	1,060	965
Total current liabilities	16,055	15,908
Deferred revenue	41,250	45,000
Operating lease liabilities	724	860
Finance lease liabilities	20	328
Other long-term liabilities	318	926
Total liabilities	58,367	63,022
Commitments and contingencies (Note 8)
Stockholders’ (deficit) equity:
Preferred stock $0.001 par value, 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock $0.001 par value, 350,000,000 shares authorized, 41,750,109 and 40,609,915 shares issued and outstanding at December 31, 2024 and 2023, respectively	41	40
Additional paid-in capital	277,629	271,594
Accumulated deficit	(305,579)	(245,102)
Total stockholders’ (deficit) equity	(27,909)	26,532
Total liabilities and stockholders’ (deficit) equity	$30,458	$89,554
See accompanying notes to consolidated financial statements.

CARISMA THERAPEUTICS INC.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)

	Years Ended December 31,
	2024	2023
Collaboration revenues	$19,632	$14,919
Operating expenses:
Research and development	59,673	74,125
General and administrative	22,138	29,525
Total operating expenses	81,811	103,650
Operating loss	(62,179)	(88,731)
Change in fair value of derivative liability	—	(84)
Interest income, net	1,702	1,936
Net loss	$(60,477)	$(86,879)

Share information:
Net loss per share of common stock, basic and diluted	$(1.46)	$(2.59)
Weighted-average shares of common stock outstanding, basic and diluted	41,456,210	33,524,197
Comprehensive loss
Net loss	$(60,477)	$(86,879)
Unrealized gain on marketable securities	—	440
Less: reclassification to net loss of previous unrealized gain on marketable securities	—	(399)
Comprehensive loss	$(60,477)	$(86,838)

See accompanying notes to consolidated financial statements.

CARISMA THERAPEUTICS INC.
Consolidated Statements of Convertible Preferred Stock and Stockholders’ (Deficit) Equity
(in thousands, except share data)

	Convertible preferred stock		Stockholders’ (Deficit) Equity
	Shares	Amount	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Noncontrolling interests	Total
			Shares	Amount
Balance, December 31, 2022	8,700,885	$107,808	2,217,737	$2	$1,197	$(41)	$(158,223)	$14,395	$(142,670)
Exercise of stock options	—	—	128,716	—	187	—	—	—	187
Stock-based compensation	—	—	—	—	2,316	—	—	—	2,316
Unrealized gain on marketable securities	—	—	—	—	—	440	—	—	440
Reclassification to net loss of previous unrealized gain on marketable securities	—	—	—	—	—	(399)	—	—	(399)
Issuance of common stock for cash in pre-closing financing	—	—	3,730,608	4	30,636	—	—	—	30,640
Issuance of common stock upon settlement of convertible promissory note, accrued interest, and related derivative liability	—	—	5,059,338	5	42,442	—	—	—	42,447
Issuance of common stock to Sesen Bio shareholders in reverse capitalization	—	—	10,374,272	10	72,034	—	—		72,044
Conversion of convertible preferred stock and non-controlling interests to common stock	(8,700,885)	(107,808)	18,872,711	19	122,185	—	—	(14,395)	107,809
Sale of common stock under Open Market Sales Agreement, net of issuance costs	—	—	226,533	—	597	—	—	—	597
Net loss	—	—	—	—	—	—	(86,879)	—	(86,879)
Balance, December 31, 2023	—	—	40,609,915	40	271,594	—	(245,102)	—	26,532
Exercise of stock options	—	—	3,810	—	4	—	—	—	4
Stock-based compensation	—	—	—	—	3,649	—	—	—	3,649
Sale of common stock under Open Market Sales Agreement, net of issuance costs	—	—	1,136,384	1	2,382	—	—	—	2,383
Net loss	—	—	—	—	—	—	(60,477)	—	(60,477)
Balance, December 31, 2024	—	$—	41,750,109	$41	$277,629	$—	$(305,579)	$—	$(27,909)
See accompanying notes to consolidated financial statements.

CARISMA THERAPEUTICS INC.
Consolidated Statements of Cash Flows (in thousands)

	Years Ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(60,477)	$(86,879)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	3,354	2,837
Loss on disposal of property and equipment	—	159
Stock-based compensation expense	3,649	2,316
Reduction in the operating right of use assets	4,963	5,428
Amortization of debt discount	—	1,283
Change in fair value of derivative liability	—	84
Accretion on marketable securities	—	(709)
Write-off of property and equipment	362	—
Realized gain on marketable securities	—	(399)
Non-cash interest expense	217	139
Loss on sale of equipment	49	—
Gain on sale of sale-leaseback	(82)	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(3,120)	1,046
Accounts payable	(1,852)	2,191
Accrued expenses	(213)	(2,899)
Deferred revenue	(1,434)	(1,046)
Operating lease liabilities	(5,525)	(4,941)
Other long term liabilities	192	213
Net cash used in operating activities	(59,917)	(81,177)
Cash flows from investing activities:
Purchase of marketable securities	—	(34,460)
Proceeds from the sale of marketable securities	—	108,000
Purchases of property and equipment	(123)	(1,132)
Net cash (used in) provided by investing activities	(123)	72,408
Cash flows from financing activities:
Cash, cash equivalents and restricted cash acquired in connection with the reverse recapitalization	—	37,903
Payment of reverse recapitalization finance costs	—	(5,814)
Proceeds from the issuance of common stock in pre-closing financing	—	30,640
Payment of principal related to finance lease liabilities	(1,429)	(1,301)
Proceeds from failed sale-leaseback arrangement	686	1,183
Payment of finance liability from failed sale-leaseback arrangements	(1,309)	(1,069)
Payment of deferred financing costs	—	(146)
Proceeds from the exercise of stock options	4	187
Sale of common stock under Open Market Sales Agreement, net of issuance costs	2,392	597
Net cash provided by financing activities	344	62,180
Net (decrease) increase in cash and cash equivalents	(59,696)	53,411
Cash and cash equivalents at beginning of the year	77,605	24,194
Cash and cash equivalents at end of the year	$17,909	$77,605

See accompanying notes to consolidated financial statements.

CARISMA THERAPEUTICS INC.
Consolidated Statements of Cash Flows (in thousands)

Supplemental disclosures of cash flow information:
Cash paid for interest	$192	$352
Supplemental disclosure of non-cash financing and investing activities:
Conversion of convertible preferred stock and non-controlling interests upon Merger	$—	$122,204
Conversion of convertible promissory note, accrued interest and derivative liability upon Merger	$—	$42,447
Unrealized gain on marketable securities	$—	$41
Reclassification of deferred financing costs to additional paid-in-capital	$9	$—
Right-of-use assets obtained in exchange for new financing lease liabilities	$1,660	$—
Right-of-use assets obtained in exchange for new operating lease liabilities	$6,411	$2,779
Modification of operating lease right-of-use asset and operating lease liabilities	$(1,581)	$—
Disposal of property and equipment in exchange for reduction in financing lease liability	$396	$—

See accompanying notes to consolidated financial statements.

CARISMA THERAPEUTICS INC.
Notes to Consolidated Financial Statements

(1)    Background
Overview

Carisma Therapeutics Inc., a Delaware corporation (collectively with its subsidiaries, the Company), biotechnology company focused on applying its industry leading expertise in macrophage engineering to develop transformative therapies to treat serious diseases including liver fibrosis and cancer.

In March and December 2024, the Company and its board of directors approved revised operating plans to reduce monthly operating expenses, conserve cash, and refocus its efforts on strategic priorities. As part of these plans, in March 2024 the Company elected to cease further development of its first lead product candidate, CT-0508. In December 2024 as part of the plan, the Company elected to cease further development of its then lead product candidate, CT-0525, following an assessment of the competitive landscape in anti-HER2 treatments and the impact of recently approved therapies on HER2 antigen loss/downregulation, and the effects on the future development strategy of any anti-HER2 product.

As part of its cost-reduction initiatives in 2024, the Company implemented workforce reductions during 2024, resulting in the termination of 62 full-time employees (representing approximately 58% of the Company's total workforce), across research and development and general and administrative functions. The workforce reduction resulted in $4.1 million of severance related costs, of which $2.0 million and $2.1 million are included within general and administrative and research and development expense, respectively, in the accompanying consolidated statement of operations and comprehensive loss. As of December 31, 2024, $2.7 million in severance costs were accrued in the accompanying consolidated balance sheets. The Company may also incur other charges or cash expenditures not currently contemplated due to events that may occur as a result of, or associated with, the 2024 reduction in workforce.

On October 10, 2024, the Company received written notice from the Listing Qualifications Department of The Nasdaq Stock Market LLC (Nasdaq) notifying the Company that our common stock was not in compliance with Nasdaq Listing Rule 5450(b)(2)(A), or the MVLS Requirement, which requires the Company to maintain a minimum market value of listed securities of $50,000,000. The Company has 180 calendar days, or until April 8, 2025, to regain compliance with the MVLS Requirement.

On January 6, 2025, the Company received a separate written notice from Nasdaq notifying the Company that, based upon the closing bid price of its common stock for the last 38 consecutive business days, the Company was not in compliance with Nasdaq Listing Rule 5450(a)(1) (the Bid Price Rule), which requires the Company to maintain a minimum bid price of $1.00 per share. The Company has 180 calendar days, or until July 7, 2025, to regain compliance with the Bid Price Rule.

(2)    Development-Stage Risks and Liquidity

The Company has incurred losses and negative cash flows from operations since inception and has an accumulated deficit of $305.6 million as of December 31, 2024. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales from its product candidates currently in development. As of December 31, 2024, the Company had cash and cash equivalents of $17.9 million. Based on current projections, the Company believes that it does not have sufficient cash and cash equivalents to support its operations for more than one year following the date that these financial statements are issued. As a result of these conditions, substantial doubt exists about the Company’s ability to continue as a going concern. In addition, changing circumstances could cause the Company to consume capital significantly faster than currently anticipated, and the Company may need to spend more than currently expected because of circumstances beyond its control. The Company's cash forecast contains estimates and assumptions, and management cannot predict the timing of all cash receipts and expenditures with certainty. The accompanying consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments related to

CARISMA THERAPEUTICS INC.
Notes to Consolidated Financial Statements
the recoverability and classification of recorded asset amounts or the amounts and classification of liability that might result from the outcome of this uncertainty.

Management is currently evaluating different strategies to maximize value and prepare to wind down the Company's business. Potential strategic alternatives to be explored and evaluated may include, among other transactions, the sale, license, monetization or divestiture of one or more of the Company's assets or technologies, a strategic collaboration or partnership with one or more parties or the merger or sale of the Company. There is no assurance regarding when or if this strategic review process will result in any type of transaction.

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
Significant areas that require management’s estimates include estimated research and development revenue, stock-based compensation assumptions, the estimated useful lives of property and equipment, and accrued research and development expenses.
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

CARISMA THERAPEUTICS INC.
Notes to Consolidated Financial Statements
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
The following fair value hierarchy table presents information about the Company’s assets measured at fair value on a recurring basis:

(in thousands)	Fair value measurement at reporting date using
	(Level 1)	(Level 2)	(Level 3)
December 31, 2024
Assets:
Cash equivalents – money markets accounts	$14,887	$—	$—
December 31, 2023
Assets:
Cash equivalents – money markets accounts	$62,999	$—	$—
During the years ended December 31, 2024 and 2023, there were no transfers between Level 1, Level 2 and Level 3.

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

CARISMA THERAPEUTICS INC.
Notes to Consolidated Financial Statements
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
Segment information

CARISMA THERAPEUTICS INC.
Notes to Consolidated Financial Statements
Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker (CODM), or decision-making group, in deciding how to allocate resources in assessing performance. The Company has one operating segment. The Company’s CODM is the chief executive officer. The Company’s CODM manages the Company’s operations on a consolidated basis for the purpose of allocating resources.

The accounting policies of its segment are the same as those described in the summary of significant accounting policies. The CODM assesses performance for its segment based on net loss, which is reported on the consolidated statements of operations and comprehensive loss. The measure of segment assets is reported on the balance sheet as total assets. The CODM uses cash forecast models in deciding how to invest into the segment. The CODM analyzes the Company’s net loss and monitors budget versus actual results to assess the performance of the Company.

The table below summarizes the significant expense categories regularly reviewed by the CODM for the years ended December 31, 2024 and 2023:

	Years Ended December 31,
	2024	2023
Collaboration revenues	$19,632	$14,919
Less:
Research and development, excluding facilities, personnel, depreciation and amortization expenses	33,147	45,905
General and administrative, excluding facilities and personnel expenses, depreciation and amortization expenses	14,829	19,118
Facilities expense	5,917	7,671
Personnel expense	24,564	27,324
Depreciation, amortization and interest on finance and sale-leaseback lease liabilities	3,894	3,984
Other segment items(a)	(2,242)	(2,204)
Net loss	$(60,477)	$(86,879)

(a) Other segment items include changes in warrant liability and interest income.

Cash and Cash Equivalents

The Company considers all highly-liquid investments that have maturities of three months or less when acquired to be cash equivalents. As of December 31, 2024 and 2023, cash equivalents consisted of investments in a money market account.

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

The Company did not recognize any impairment of long-lived assets during the years ended December 31, 2024 or 2023.

CARISMA THERAPEUTICS INC.
Notes to Consolidated Financial Statements
Deferred Financing Costs

The Company capitalizes costs that are directly associated with in-process equity financings until such financings are consummated, at which time such costs are recorded against the gross proceeds from the applicable financing. If a financing is abandoned, deferred financing costs are expensed immediately.
Leases

The Company determines whether an arrangement is or contains a lease, its classification, and its term at the lease commencement date. Leases with a term greater than one year will be recognized on the balance sheet as right-of-use (ROU) assets, current lease liabilities, and if applicable, long-term lease liabilities. The Company includes renewal options to extend the lease term where it is reasonably certain that it will exercise these options. Lease liabilities and the corresponding ROU assets are recorded based on the present values of lease payments over the lease term. The interest rate implicit in lease contracts is typically not readily determinable. As such, the Company utilizes the appropriate incremental borrowing rates, which are the rates that would be incurred to borrow on a collateralized basis, over similar terms, amounts equal to the lease payments in a similar economic environment. Payments for non-lease components or that are variable in nature that do not depend on a rate or index are not included in the lease liability and are typically expensed as incurred. If significant events, changes in circumstances, or other events indicate that the lease term or other inputs have changed, the Company would reassess lease classification, remeasure the lease liability using revised inputs as of the reassessment date, and adjust the ROU assets. Lease expense is recognized on a straight-line basis over the expected lease term for operating classified leases.
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

Estimating the fair value of stock options requires the use of subjective assumptions, including the fair value of the Company's common stock prior to the Merger (as defined in Note 4), and, for stock options, the expected term of the option and expected stock price volatility. The Company uses the Black-Scholes option-pricing model to value its stock option awards. The assumptions used in calculating the fair value of stock options represent management's best estimates and involve inherent uncertainties and the application of management's judgment. As a result, if factors change and management uses different assumptions, stock-based compensation expense could be materially different for future awards.

Prior to the Merger (as defined in Note 4), the fair value of the Company's common stock was estimated by the Company's board of directors, with input by management considering the Company's most recently available third-party valuation of the Company's common stock. The expected term of stock options for employees is estimated using the simplified method, as the Company has limited historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior for its stock option grants. The simplified method is the midpoint between the vesting date and the contractual term of the option. The contractual term is used as the expected term for stock options granted to nonemployees. For stock price volatility, the Company uses comparable public companies as a basis for the expected volatility to calculate the fair value of option grants. The risk-free rate is based on the U.S. Treasury yield curve commensurate with the expected term of the option. The expected dividend yield is zero given the Company does not expect to pay dividends for the foreseeable future.

Income taxes

Income taxes are accounted for under the asset and liability method. The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities, and the expected benefits of net operating loss and income tax credit carryforwards. The impact of changes in

CARISMA THERAPEUTICS INC.
Notes to Consolidated Financial Statements
tax rates and laws on deferred taxes, if any, applied during the period in which temporary differences are expected to be settled, is reflected in the Company's consolidated financial statements in the period of enactment. The measurement of deferred tax assets is reduced, if necessary, if, based on weight of the evidence, it is more likely than not that some, or all, of the deferred tax assets will not be realized. As of December 31, 2024 and 2023, the Company has concluded that a full valuation allowance is necessary for all of its net deferred tax assets. The Company had no amounts recorded for uncertain tax positions, interest, or penalties in the accompanying consolidated financial statements. Although there are no unrecognized income tax benefits, when applicable, the Company’s policy is to report interest and penalties related to unrecognized income tax benefits as a component of income tax expense.
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
The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding, as they would be anti-dilutive:

	December 31,
	2024	2023
Stock options	7,746,991	6,023,370
Recently adopted accounting pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07), which requires disclosure of incremental segment information on an annual and interim basis. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 on a retrospective basis. The Company incorporated the improved segment disclosures in the summary of significant accounting policies, herein.
Recently issued but not yet adopted accounting pronouncements
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which expands the disclosures required for income taxes. This ASU is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The amendment should be applied on a prospective basis while retrospective application is permitted. The Company is currently evaluating the effect of this pronouncement on its disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which is intended to provide more detailed information about specified categories of expenses (purchases of inventory, employee compensation, depreciation and amortization) included in certain expense captions presented on the consolidated statement of operations. The guidance in this ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either (1) prospectively to financial statements issued for periods after the effective date of this ASU or (2) retrospectively to all prior periods presented in the consolidated financial statements. The Company is currently evaluating the impact that the adoption of ASU 2024-03 will have on its consolidated financial statements and disclosures.
(4)    Merger with Sesen Bio

On March 7, 2023, the Company (formerly publicly-held Sesen Bio, Inc.) consummated a merger with CTx Operations, Inc. (formerly privately-held CARISMA Therapeutics Inc.) (Legacy Carisma) pursuant to an Agreement and Plan of Merger and Reorganization, as amended (the Merger Agreement), by and among the Company, Legacy Carisma and

CARISMA THERAPEUTICS INC.
Notes to Consolidated Financial Statements
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
(5)    Prepaid Expenses and Other Assets
Prepaid expenses and other assets consisted of the following (in thousands):

	December 31,
	2024	2023
Research and development	$1,715	$278
Collaboration receivable	2,864	—
Insurance	340	402
Deposits	925	891
Other	72	1,295
	$5,916	$2,866

CARISMA THERAPEUTICS INC.
Notes to Consolidated Financial Statements
(6)    Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	December 31,
	2024	2023
Computer software	$508	$903
Lab equipment(1)	11,157	11,392
Office furniture	267	267
Leasehold improvements	340	340
Construction in progress	—	13
	12,272	12,915
Less: accumulated depreciation and amortization(2)	(7,887)	(6,151)
	$4,385	$6,764
(1) Lab equipment includes failed sale lease-back assets of $3.4 million as of December 31, 2024 and 2023. Lab equipment includes finance lease ROU assets of $3.2 million and $2.9 million, respectively, as of December 31, 2024 and 2023.
(2) The accumulated amortization balance includes $1.5 million and $0.9 million, respectively, related to failed sale-leaseback assets as of December 31, 2024 and 2023. The accumulated amortization balance includes $2.3 million and $1.7 million, respectively, related to finance lease ROU assets as of December 31, 2024 and 2023.
Depreciation and amortization expense was $3.4 million and $2.8 million for the years ended December 31, 2024 and 2023, respectively.

(7)    Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	December 31,
	2024	2023
Research and development	$1,845	$3,131
Professional fees	537	1,366
Compensation and related expenses	4,879	3,100
Other	187	65
	$7,448	$7,662
(8)    Commitments and Contingencies
Leases

The Company has operating leases for its laboratory and office space in Philadelphia, Pennsylvania. The Company’s operating leases have term end dates ranging from 2025 to 2029. The Company also has obligations under an arrangement for the use of certain laboratory equipment that are classified as finance leases that commenced in 2022 and have end dates ranging from 2025 to 2026. Effective February 2024, the Company renewed an existing operating lease with an end date through 2026. In April 2024, in connection with the revised operating plan, the Company notified the lessor that it would terminate the lease effective August 2024. In July 2024, the Company entered into an amendment extending the

CARISMA THERAPEUTICS INC.
Notes to Consolidated Financial Statements
termination date of the lease to June 2025 with an option to extend to December 2025. The Company did not incur any penalties or fees in connection with the termination.

In September 2024, the Company modified existing finance leases and failed sale-leaseback arrangements by assigning the rights and obligations of certain underlying assets to an unrelated third party. The modifications resulted in a reduction of its finance lease ROU assets and related lease liability of $0.4 million. In addition, the Company recorded a reduction of its failed sale-leaseback liability and gain on the sale of the corresponding assets of $0.1 million.

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

The Company carries laboratory equipment from failed sale-leasebacks, as property and equipment, net on the accompanying consolidated balance sheets. The ongoing lease payments are recorded as reductions to the finance liability and interest expense. As of December 31, 2024, the Company had a $1.4 million financing liability recorded in other current liabilities and other long-term liabilities on the consolidated balance sheets.
The elements of the lease costs were as follows (in thousands):

	Years Ended December 31,
	2024	2023
Operating lease cost	$5,245	$5,774
Finance lease cost:
Amortization of lease assets	1,584	1,187
Interest on lease liabilities	217	139
Total finance lease cost	1,801	1,326
Variable lease cost	1,071	1,733
Short term lease cost	671	—
Total lease cost	$8,788	$8,833
Lease term and discount rate information related to leases was as follows:

	December 31,
	2024	2023
Weighted-average remaining lease term (in years)
Operating leases	2.7	2.6
Finance leases	0.8	1.5

Weighted-average discount rate
Operating leases	9.9%	9.8%
Finance leases	9.0%	9.0%

CARISMA THERAPEUTICS INC.
Notes to Consolidated Financial Statements
Supplemental cash flow information was as follows (in thousands):

	Years Ended December 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash used in operating leases	$5,807	$5,764
Operating cash used in finance leases	$217	$139
Financing cash used in finance leases	$1,429	$1,301
Future maturities of lease liabilities were as follows as of December 31, 2024 (in thousands):

	Operating Leases	Finance Leases
Fiscal year ending:
2025	$927	$942
2026	225	21
2027	233	—
2028	240	—
2029	184	—
Thereafter	—	—
Total future minimum payments	1,809	963
Less imputed interest	(253)	(38)
Present value of lease liabilities	$1,556	$925
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
In March 2023, the Company entered into a manufacturing and supply agreement with Novartis Pharmaceuticals Corporation (Novartis) for the manufacturing of the Company’s CT-0508 product candidate (Novartis Agreement). The Novartis Agreement had a five year term. On June 26, 2024, in furtherance of its revised operating plan approved in late March 2024, the Company terminated the Novartis Agreement. Upon termination, the Company incurred a termination fee equal to $4.0 million, which was paid in the third quarter of 2024. A prepaid asset was recorded as the Company separately agreed with Novartis that if Novartis and the Company re-negotiate the agreement for a substitute product on or before December 31, 2024, then the $4.0 million termination fee would be credited in full or in part against any amounts due from the Company to Novartis under such agreement relating to the substitute product. The Company did not re-negotiate the agreement and expensed the $4.0 million prepaid asset in the fourth quarter of 2024 to research and development in the consolidated statements of operations and comprehensive loss.
Contingencies
Liabilities for loss contingencies, arising from claims, assessments, litigation, fines, penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated. As of December 31, 2024, the Company was in negotiations with a vendor to determine the total costs owed for research and development services provided. While the negotiations are ongoing, the Company believes a

CARISMA THERAPEUTICS INC.
Notes to Consolidated Financial Statements
liability is probable. The Company has estimated the amount to be owed to be $1.2 million which is included within accrued expenses on the accompanying consolidated balance sheets. The final amount owed may differ from the estimate as negotiations progress. The Company will continue to evaluate the matter and will adjust the liability as necessary based on any new information or agreements reached with the vendor.
(9)    Stockholders’ (Deficit) Equity
On March 7, 2023, in connection with the closing of the Merger, the following is reflected on the consolidated statements of convertible preferred stock and stockholders’ (deficit) equity for the year ended December 31, 2023: (i) the sale of 3,730,608 shares of common stock in a pre-closing funding at $8.21 per share for total proceeds of $30.6 million, (ii) the issuance of 5,059,338 shares of common stock upon the settlement of the Company’s $35.0 million convertible promissory note, accrued interest and related derivative liability, (iii) the conversion of convertible preferred stock and exchangeable shares previously presented as noncontrolling interests into 18,872,711 shares of common stock, (iv) the issuance of 10,374,272 shares of common stock to Sesen Bio stockholders as consideration for the Merger.

On April 17, 2023, the Company filed a universal shelf registration statement on Form S-3, which was declared effective on May 2, 2023 (Registration Statement). Under the Registration Statement, the Company may offer and sell up to $300.0 million of a variety of securities, including debt securities, common stock, preferred stock, depositary shares, subscription rights, warrants and units from time to time in one or more offerings at prices and on terms to be determined at the time of the offering. On May 12, 2023, the Company entered into an Amended and Restated Open Market Sale AgreementSM (Sale Agreement) with Jefferies LLC, as sales agent, pursuant to which the Company may offer and sell shares of common stock with an aggregate offering price of up to $100.0 million under an “at-the-market" offering program. During the years ended December 31, 2024 and 2023, the Company sold 1,136,384 and 226,533 shares of common stock, respectively, for gross proceeds of $2.4 million and $0.6 million, respectively.
On June 6, 2023, the Company's stockholders approved an amendment to the Company's Restated Certificate of Incorporation to increase the number of authorized shares of the Company's common stock, $0.001 par value, from 100,000,000 shares to 350,000,000 shares and authorized 5,000,000 shares of preferred stock, $0.001 par value.

(10)    Stock-based Compensation
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
2014 Stock Incentive Plan

The Amended and Restated 2014 Stock Incentive Plan, as amended, provides for the grant of incentive and non-qualified stock options, restricted stock awards and restricted stock units, stock appreciation rights and other stock-based awards to the Company’s employees, officers, directors, consultants, and advisors, with amounts and terms of grants determined by the Company’s board of directors at the time of grant. Stock options outstanding under the 2014 Amended and Restated Stock Incentive Plan (the 2014 Plan) generally vest over a four-year period and are exercisable for a period of ten years from the date of grant. As of December 31, 2024, approximately 4.8 million shares of common stock remained available for issuance.
2014 Employee Stock Purchase Plan

The Carisma Therapeutics Inc. 2014 Employee Stock Purchase Plan (the Carisma 2014 ESPP) provides employees with the opportunity to purchase shares of common stock at a 15% discount to the market price through payroll deductions or lump sum cash investments. The purpose of the Carisma 2014 ESPP is to enhance employee interest in the success and progress

CARISMA THERAPEUTICS INC.
Notes to Consolidated Financial Statements
of the Company by encouraging employee ownership of common stock. The Carisma 2014 ESPP had 0.2 million shares of common stock available for issuance as of December 31, 2024.
The following table summarizes stock option activity:

	Options	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2023	6,023,370	$3.94
Exercised	(3,810)	0.99		$4
Granted	3,805,465	1.76
Forfeited	(2,078,034)	4.17
Outstanding as of December 31, 2024	7,746,991	$2.81	7.5	$59
Exercisable as of December 31, 2024	4,414,750	$2.44	6.4	$59
The weighted-average grant-date per share fair values of options granted during the years ended December 31, 2024 and 2023 were $1.36 and $4.29, respectively. The fair values in the years ended December 31, 2024 and 2023 were estimated using the Black-Scholes option-pricing model based on the following assumptions:

Years Ended December 31,
	2024	2023
Risk-free interest rate	3.77% - 4.59%	2.92% - 4.76%
Expected term	6 years	6 years
Expected volatility	86.55% - 112.12%	57.77% - 103.00%
Expected dividend yield	—	—
Stock-Based Compensation Expense
The Company recorded stock-based compensation expense in the following expense categories in the accompanying consolidated statements of operations:

	Years Ended December 31,
	2024	2023
Research and development	$1,116	$1,242
General and administrative	2,533	1,074
	$3,649	$2,316

In connection with the reductions in force, 1,898,297 options were forfeited during the year ended December 31, 2024. The Company recognized stock-based compensation expense of $0.2 million related to the modification of Sesen Bio options assumed in connection with the Merger during the year ended December 31, 2023. Compensation cost for awards not vested as of December 31, 2024 was $7.2 million and will be expensed over a weighted-average period of 2.5 years.
(11)    Income Taxes

A reconciliation of income tax benefit at the statutory federal income tax rate and income taxes as reflected in the consolidated financial statements is as follows:

CARISMA THERAPEUTICS INC.
Notes to Consolidated Financial Statements

	Years Ended December 31,
	2024	2023
Federal tax benefit at statutory rate	(21.0)%	(21.0)%
State and local tax, net of federal benefit	(8.0)	(8.5)
State and local tax rate change	3.1	1.6
Permanent differences	0.1	0.4
Research and development	(5.8)	(0.9)
Change in valuation allowance	33.0	28.4
Other	(1.4)	—
Total provision	—%	—%

Deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect for years in which differences are expected to reverse.

Significant components of the Company's deferred tax assets for federal income taxes consisted of the following (in thousands):

	December 31,
	2024	2023
Deferred tax assets
Net operating losses	$87,742	$72,689
Capitalized research and development costs, net of amortization	35,608	33,778
Research and development credits	13,269	9,746
Start-up costs	4,051	4,407
Deferred revenue	12,182	13,353
Lease liability	733	668
Accrued compensation	405	—
Amortizable assets and other	27	21
Equity compensation	1,115	87
Gross deferred tax assets	155,132	134,749
Valuation allowance	(153,855)	(133,580)
Deferred tax assets, net of valuation allowance	1,277	1,169

Deferred tax liabilities
Right of use asset	(848)	(645)
Depreciation	(429)	(524)
Deferred tax liabilities	(1,277)	(1,169)
Net deferred tax assets and liabilities	$—	$—

As of December 31, 2024, the Company has net operating loss carryforwards (NOLs) for federal income tax purposes of $374.7 million, which are available to offset future federal taxable income. The pre-2018 federal NOLs of $120.0 million will begin to expire in 2031, if not utilized. The post-2017 federal NOLs of $254.7 million carry forward indefinitely. The Company also has NOLs for state and local income tax purposes of $280.3 million and $65.1 million, respectively that are available to offset future taxable income. The state NOLs will begin to expire in 2031 while the city of Philadelphia NOLs begin to expire in 2042. As of December 31, 2024, the Company also had federal and state research and development tax credit carryforwards of $12.6 million and $0.8 million that will begin to expire in 2029 and 2032, respectively, unless previously utilized.

CARISMA THERAPEUTICS INC.
Notes to Consolidated Financial Statements
In assessing the need for a valuation allowance, management must determine that there will be sufficient taxable income to allow for the realization of deferred tax assets. Based upon the historical and anticipated future losses, management has determined that the deferred tax assets do not meet the more-likely-than-not threshold for realizability. Accordingly, a full valuation allowance has been recorded against the Company's net deferred tax assets as of December 31, 2024. The valuation allowance increased by $20.3 million and $84.5 million during the years ended December 31, 2024 and 2023, respectively.

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

The Company will recognize interest and penalties related to uncertain tax positions as a component of income tax expense/(benefit). As of December 31, 2024, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company's financial statements. Tax years from 2021 and after remain subject to examination by all of the taxing jurisdictions. The NOLs and research credit carryforwards remain subject to review until utilized.
(12)    Related-Party Transactions
The Company has a collaboration and license agreement with Moderna, a significant shareholder (Note 13).
(13)    Moderna Collaboration and License Agreement

In January 2022, the Company entered into the Moderna License Agreement, which provides for a broad strategic collaboration to discover, develop and commercialize in vivo engineered CAR-M therapeutics in oncology. Moderna has the right to designate up to twelve research targets as development targets under this collaboration. While the collaboration was initially limited to oncology, in September 2024, the companies agreed to expand the collaboration to discover, develop and commercialize in vivo engineered CAR-M therapeutics in specific autoimmune diseases. As a result, Moderna nominated two autoimmune research targets. As of February 2025, in connection with Moderna's nomination of all 12 oncology research targets (Note 14), the Company will not be conducting any additional research activities under the collaboration agreement and will not be receiving any further payments from Moderna for research and development services under the collaboration agreement.

Subsequent to the nomination of a research target, Moderna may designate the research target as a development target. Upon Moderna’s designation of a development target (and payment of a related development target designation milestone) for commencement of pre-clinical development of a product candidate, the Company will grant Moderna an exclusive worldwide, sublicensable royalty bearing license to develop, manufacture and commercialize the product candidate.

Under the terms of the Moderna License Agreement, Moderna made an upfront non-refundable payment of $45.0 million to the Company. Assuming Moderna develops and commercializes 12 products, each directed to a different development target, the Company is eligible to receive up to between $247.0 million and $253.0 million per product in development target designation, development, regulatory and commercial milestone payments. Moderna also reimbursed the Company for all costs incurred by the Company in connection with its research and development activities under the Moderna License Agreement plus a reasonable margin for the respective services performed (with a minimum commitment to reimburse $10.0 million in research and development costs over the first three years from execution of the Moderna License Agreement). The Company is also eligible to receive tiered mid-to-high single digit royalties of net sales of any products that are commercialized under the agreement, which may be, subject to reductions. In addition, Moderna has agreed to cover the cost the Company incurs for certain milestone payments and royalties that the Company owes as a licensor under one of its intellectual property in-license agreements with Penn, which is sublicensed to Moderna under the Moderna License Agreement. Moderna may deduct these royalties in part from any royalties owed to the Company. The

CARISMA THERAPEUTICS INC.
Notes to Consolidated Financial Statements
Moderna License Agreement terminates on a product-by-product basis upon the latest of expiration of the applicable product patents, expiration of regulatory exclusivity and the tenth anniversary of first commercial sale, unless terminated earlier by the Company or Moderna.

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

In June 2024, the Company received notice from Moderna that Moderna had designated the first development candidate, an in vivo CAR-macrophage targeting GPC3 that is designed to treat solid tumors, including hepatocellular carcinoma. Pursuant to the terms of the Moderna License Agreement, the designation triggered a $2.0 million milestone payment from Moderna to the Company. As a result, the Company recognized collaboration revenue of $2.0 million.

In addition, the Company reduced its $45.0 million deferred revenue liability associated with the option rights by recognizing $3.8 million in collaboration revenue, which represents a proportional reduction based on the 12 potential early-stage research targets. As of December 31, 2024, the Company recorded a collaboration receivable of $2.9 million related to the reimbursement of costs incurred in connection with the Company's research and development activities. The Company received the $2.9 million in January 2025.

The Company included the $45.0 million up-front and nonrefundable payment and $73.9 million of variable consideration for expected research and development services to be performed during the five-year contract term, inclusive of passthrough costs, in the transaction price as of the outset of the arrangement. During the years ended December 31, 2024 and 2023, the Company recognized $19.6 million and $14.9 million, respectively, of collaboration revenues. Collaboration revenues for the year ended December 31, 2024 include $3.8 million of deferred option rights revenue recognition and $2.0 million of milestones.

The Company recognized $38.7 million and $3.8 million, respectively, of research and development services and option right collaboration revenues since inception of the Moderna License Agreement through December 31, 2024. The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied as of December 31, 2024 (in thousands):

Transaction price unsatisfied
Performance obligations:
Research and development	$35,301
Option rights	41,250
Total performance obligations	$76,551
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
The following table summarizes the changes in deferred revenue (in thousands):

	Years Ended December 31,
	2024	2023
Balance at the beginning of the period	$46,413	$47,459
Deferral of revenue	16,198	13,873
Recognition of unearned revenue	(17,632)	(14,919)
Balance at the end of the period	$44,979	$46,413
The current portion of deferred revenue represents advanced payments received from Moderna for costs expected to be incurred by the Company within the next twelve months. The noncurrent portion of deferred revenue represents the $41.3 million upfront, non-refundable and non-creditable payment allocated to customer option right which is not expected to be recognized within the next 12 months.
(14)    Subsequent Events
The Company has evaluated subsequent events from the balance sheet date through March 31, 2025, the issuance date of these consolidated financial statements, and has identified the following matter requiring disclosure. Moderna Collaboration and License Agreement
In February 2025, Moderna nominated ten additional oncology research targets, four of which replaced two oncology research targets and two autoimmune research targets, which Moderna concurrently ceased developing. As of February 2025, Moderna has nominated all 12 oncology research targets under the collaboration for which the Company has the potential to receive future milestones and royalty payments. The Company will not conduct any additional research activities under the collaboration agreement and the Company will not be receiving any further research funding from Moderna under the collaboration agreement. Moderna also agreed to terminate the in vivo oncology field exclusivity, which would allow the Company to pursue in vivo CAR-M programs outside of the 12 nominated oncology targets and product polypeptides. The final research and development payment of $2.9 million was received in January 2025 which will be recognized as collaboration revenue for research and development services in the first quarter of 2025. The Company does not expect to recognize any additional unsatisfied research and development performance obligations.
2025 Cash Preservation Plan
As part of a further revised plan approved by the Company's board of directors, on March 25, 2025, to preserve the Company's existing cash resources following its reduction in workforce (the "cash preservation plan"), the Company reduced its operations to those necessary to identify and explore a range of strategic alternatives to maximize value and prepare to wind down its business. The cash preservation plan prioritizes payments necessary and appropriate for those reduced operations and those that will help to evaluate our strategic alternatives. Potential strategic alternatives to be explored and evaluated may include, among other transactions, the sale, license, monetization or divestiture of one or more of the Company's assets or technologies, a strategic collaboration or partnership with one or more parties or the merger or sale of the Company. Any future resumption of research and development activities would depend on completing a strategic transaction that would support the Company's prior operating plans or otherwise obtaining significant additional funding.

As part of the cash preservation plan, the board of directors determined to terminate all of its employees not deemed necessary to pursue strategic alternatives and execute an orderly wind down of our operations. Affected employees were informed of the reduction in workforce on March 25, 2025. The reduction in workforce was effective on March 31, 2025. The reduction in workforce includes 37 of the Company's full-time employees representing approximately 84% of our total workforce, including certain employees engaged in research and development, manufacturing and corporate activities. The Company expects to incur approximately $3.8 million in connection with the reduction in workforce, which primarily represents one-time employee termination benefits directly associated with the workforce reduction. The Company also expects to pay the majority of related reduction in workforce amounts by the end of 2025. The Company may also incur other charges or cash expenditures not currently contemplated due to events that may occur as a result of, or associated

CARISMA THERAPEUTICS INC.
Notes to Consolidated Financial Statements
with, the reduction in workforce, including (but not limited to) impairment charges relating to the balances of property and equipment, net, prepaid research and development costs and right of use assets – operating lease.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of December 31, 2024. The term “disclosure controls and procedures,” as defined in the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based on the evaluation of our disclosure controls and procedures as of December 31, 2024, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management's Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, our principal executive officer and our principal financial officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:
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

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework provided in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting were effective as of December 31, 2024.
Changes in Internal Control over Financial Reporting
No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

(a) 2025 Cash Preservation Plan

As part of a further revised plan approved by our board of directors on March 25, 2025 to preserve our existing cash resources following our reduction in workforce, or our cash preservation plan, we have reduced our operations to those necessary to identify and explore a range of strategic alternatives to maximize value and prepare to wind down our business. Our cash preservation plan prioritizes payments necessary and appropriate for those reduced operations and those that help to evaluate our strategic alternatives. Potential strategic alternatives to be explored and evaluated may include, among other transactions, the sale, license, monetization or divestiture of one or more of our assets or technologies, a strategic collaboration or partnership with one or more parties or the merger or sale of our company. We cannot provide any commitment regarding when or if this strategic review process will result in any type of transaction. We currently have no intention of resuming research and development activities. Any future resumption of research and development activities would depend on completing a strategic transaction that would support our prior operating plans or otherwise obtaining significant additional funding.

As part of our cash preservation plan, our board of directors determined to terminate all of our employees not deemed necessary to pursue strategic alternatives and execute an orderly wind down of our operations. Affected employees were informed of the reduction in workforce on March 25, 2025. The reduction in workforce was effective on March 31, 2025. The reduction in workforce includes 37 of our full-time employees (representing approximately 84% of our total workforce), including certain employees engaged in research and development, manufacturing and corporate activities. We expect to incur approximately $3.8 million in connection with the reduction in workforce, which primarily represents one-time employee termination benefits directly associated with the workforce reduction. We also expect to pay the majority of related reduction in workforce amounts by the end of this 2025. We may also incur other charges or cash expenditures not currently contemplated due to events that may occur as a result of, or associated with, the reduction in workforce.

(b) Director and Officer Trading Arrangements

None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the fourth quarter of 2024.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

Except to the extent provided below, the information required under this Item 10 is incorporated by reference to our definitive proxy statement for our 2025 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2024.

We post our Code of Business Conduct and Ethics, which applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, in the “Governance Overview” sub-section of the “Governance” section on the "For Investors" page of our corporate website at http://www.carismatx.com. We intend to disclose on our website any amendments to, or waivers from, the Code of Business Conduct and Ethics that are required to be disclosed pursuant to the disclosure requirements of Item 5.05 of Form 8-K.

Item 11. Executive Compensation.

The information required under this Item 11 is incorporated by reference to our definitive proxy statement for our 2025 Annual Meeting of Stockholders, which proxy statement we intend to file with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required under this Item 12 is incorporated by reference to our definitive proxy statement for our 2025 Annual Meeting of Stockholders, which proxy statement we intend to file with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2024.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required under this Item 13 is incorporated by reference to our definitive proxy statement for our 2025 Annual Meeting of Stockholders, which proxy statement we intend to file with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2024.

Item 14. Principal Accountant Fees and Services.

The information required under this Item 14 is incorporated by reference to our definitive proxy statement for our 2025 Annual Meeting of Stockholders, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the end of the fiscal year ended December 31, 2024.

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

3.Exhibits

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

EXHIBIT INDEX

Exhibit Number	Description
3.1*	Restated Certificate of Incorporation of Carisma Therapeutics Inc., dated March 7, 2023, as amended
3.2
Amended and Restated By-Laws of Carisma Therapeutics Inc., dated March 7, 2023 (incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K (File No. 001-36296) filed on March 8, 2023).

4.1*	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934
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

10.3†
Collaboration and License Agreement, dated January 7, 2022, by and between Carisma Therapeutics Inc. and ModernaTX, Inc. (incorporated by reference to Exhibit 10.32 to the registrant’s Registration Statement on Form S-4/A (File No. 333-267891), filed on January 18, 2023).

10.4†
License Agreement, dated as of November 10, 2017, by and between Carisma Therapeutics Inc. and the Trustees of the University of Pennsylvania, as amended (incorporated by reference to Exhibit 10.33 to the registrant’s Registration Statement on Form S-4 (File No. 333-267891), filed on October 14, 2022).

10.5†
License Agreement, dated as of July 24, 2020, by and between Carisma Therapeutics Inc. and New York University (incorporated by reference to Exhibit 10.34 to the registrant’s Registration Statement on Form S-4 (File No. 333-267891), filed on October 14, 2022).

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

10.17
2024 Form of Stock Option Agreement under the Carisma Therapeutics Inc. 2014 Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 10.17 to the registrant’s Annual Report on Form 10-K (File No. 001-36296) filed on April 1, 2024).

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

10.21#
Master Services Agreement, dated December 24, 2024, by and between Carisma Therapeutics Inc. and Danforth Global, Inc. and Danforth Advisors, LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (File No. 001-36296) filed on December 26, 2024).

19.1*	Insider Trading Policy
21.1*	Subsidiaries of the Registrant
23.1*	Consent of KPMG LLP, independent registered public accounting firm
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certifications of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2+	Certifications of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97	Compensation Recovery Policy (incorporated by reference to Exhibit 97 to the registrant's Annual Report on Form 10-K (File No. 001-36296) filed on April 1, 2024).
101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)
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

Date: March 31, 2025	CARISMA THERAPEUTICS INC.

	By:	/s/ Steven Kelly
Name: Steven Kelly
Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven Kelly	President, Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2025
Steven Kelly

/s/ Natalie McAndrew	Vice President of Finance (Principal Financial Officer and Principal Accounting Officer)	March 31, 2025
Natalie McAndrew

/s/ Sanford Zweifach	Director and Chair of the Board	March 31, 2025
Sanford Zweifach

/s/ Sohanya Cheng	Director	March 31, 2025
Sohanya Cheng

/s/ John Hohneker, M.D.	Director	March 31, 2025
John Hohneker, M.D.

/s/ Briggs Morrison, M.D.	Director	March 31, 2025
Briggs Morrison, M.D.

/s/ David Scadden, M.D.	Director	March 31, 2025
David Scadden, M.D.

/s/ Marella Thorell	Director	March 31, 2025
Marella Thorell