Form 10-K/A
period 2024-12-31
Carisma Therapeutics Inc.
filed 2025-04-29
CIK 1485003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________
FORM 10-K/A
(Amendment No. 1)
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

i

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) is filed with respect to our Annual Report on Form 10-K for the year ended December 31, 2024 (the “Original Filing”), filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2025. We are filing this Amendment for the purpose of (i) including the information required by Part III of Form 10-K, which information was omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information required by Part III of Form 10-K to be incorporated by reference from a registrant’s definitive proxy statement if it is filed with the SEC no later than 120 days after the fiscal year end and (ii) updating certain of our exhibits that were filed in the Original Filing.

We do not intend to file a definitive proxy statement for our 2025 annual meeting of stockholders within 120 days of the end of our fiscal year ended December 31, 2024. Accordingly, this Amendment is being filed, in part, to provide the information required by Items 10 through 14 of Part III of the Original Filing and delete the reference on the cover page of the Original Filing to the incorporation by reference of portions of our definitive proxy statement into Part III of the Original Filing. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by our principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment pursuant to Rule 13a-14(a) of the Exchange Act; accordingly, Item 15 of Part IV of the Original Filing has also been amended to reflect the filing of these new exhibits. Because no financial statements are being filed in this Amendment, and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. We are also not filing new certifications required under Section 906 of the Sarbanes-Oxley Act of 2002 or a new consent of our independent registered public accounting firm.

This Amendment speaks as of the date of the Original Filing and, except as described above, this Amendment makes no changes to the Original Filing. This Amendment does not amend, update or change the financial statements or any other information presented in the Original Filing and does not otherwise reflect events occurring after the date of the Original Filing. Accordingly, this Amendment should be read in conjunction with our filings with the SEC subsequent to the filing of the Original Filing.

Unless indicated otherwise, throughout this Amendment, references to the “Company,” “Carisma,” “we,” “us,” and “our” refer to Carisma Therapeutics Inc. (formerly Sesen Bio, Inc.) and its consolidated subsidiaries.

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

ii

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The following table sets forth the name, age and position of each of our directors as of March 31, 2025. There are no family relationships among any of our directors:

Name	Age	Position
Steven Kelly	60	Director, President and Chief Executive Officer
Sanford Zweifach (1) (2) (3)	69	Chair
Sohanya Cheng (1) (2)	42	Director
John Hohneker, M.D. (3) (4)	65	Director
Briggs Morrison, M.D. (1) (3) (4)	66	Director
David Scadden, M.D. (4)	72	Director
Marella Thorell (2)	58	Director

(1) Member of the compensation committee
(2) Member of the audit committee
(3) Member of the nominating and corporate governance committee
(4) Member of the science committee

Steven Kelly has served as our President and Chief Executive Officer and a member of our board of directors since the closing of the Merger. He previously served as President and Chief Executive Officer of Legacy Carisma and as a member of the Legacy Carisma board of directors since February 2018. Prior to joining Legacy Carisma, Mr. Kelly served as Chief Executive Officer of Pinteon Therapeutics, Inc., a biotechnology company, from April 2014 to July 2015 and as the Chief Executive Officer of Theracrine, Inc., a biopharmaceutical company, from June 2011 to August 2012. Mr. Kelly currently serves on the board of directors of Artelo Biosciences, Inc. (Nasdaq: ARTL), a public clinical-stage biopharmaceutical company. Mr. Kelly received a B.S. from the University of Oregon and an M.B.A. from Cornell University. We believe Mr. Kelly is qualified to serve as a member of our board of directors because of his extensive knowledge of our company based on his current role as its President and Chief Executive Officer, as well as his significant biopharmaceutical industry and management experience.

Sanford Zweifach has served as Chair of our board of directors since the closing of the Merger. He previously served as a member and Chair of the Legacy Carisma board of directors since November 2021. Mr. Zweifach has served as the Founder and President of Pelican Consulting Group, a biotechnology consulting firm, since December 2019. Prior to Pelican Consulting Group, Mr. Zweifach founded and served as Chief Executive Officer of Nuvelution Pharma, Inc., a pharmaceutical company, from June 2015 to November 2019. Mr. Zweifach currently serves on the boards of directors of Essa Pharma Inc. (Nasdaq: EPIX) (“Essa”), a public clinical-stage pharmaceutical company, and Compugen Ltd. (Nasdaq: CGEN), a public clinical-stage drug discovery and development company. Mr. Zweifach received a B.A. in Biology from University of California San Diego and a M.S. in Human Physiology from University of California Davis. We believe Mr. Zweifach is qualified to serve as Chair of our board of directors because of his extensive experience in the biopharmaceutical industry and service on the boards of other public and private biopharmaceutical companies.

Sohanya Cheng has served as a member of our board of directors since October 2024. Ms. Cheng currently serves as the EVP, Chief Commercial Officer, and Head of Business Development at Karyopharm Therapeutics Inc. (Nasdaq: KPTI) (“Karopharm”), a public pharmaceutical company, since December 2021 and was previously the SVP, Sales and Commercial Operations from June 2021 to December 2021. Prior to joining Karyopharm, Ms. Cheng was Vice President, Head of Marketing and Corporate Affairs at Arrowhead Pharmaceuticals, Inc. (Nasdaq: ARWR) (“Arrowhead”), a public pharmaceutical company, from August 2020 to December 2020. Prior to her role at Arrowhead, Ms. Cheng spent eleven years at Amgen, a public biotechnology company, where she held a variety of sales and marketing leadership roles supporting the commercialization of key oncology brands, including as

Executive Director, Head of National Sales Force & Oncology Contracting Strategy from 2019 to August 2020, Executive Director, Head of Marketing & Sales for their multiple myeloma business from 2018 to 2019, and Chief of Staff to General Manager and Strategy & Operations Director for their oncology business from 2017 to 2018. Ms. Cheng holds an MBA from the MIT Sloan School of Management and both a BSc and MA from the University of Cambridge, UK. We believe Ms. Cheng is qualified to serve as a member of our board of directors due to her extensive executive leadership experience at biopharmaceutical companies. We believe Ms. Cheng is qualified to serve as a member of our board of directors due to her extensive executive leadership experience at biopharmaceutical companies.

John Hohneker, M.D. has served as a member of our board of directors since April 2024. Dr. Hohneker most recently served as President and Chief Executive Officer of Anokion SA, a Swiss biotechnology company, from January 2018 to February 2021. Prior to Anokion SA, he led Research and Development at Forma Therapeutics (“Forma”), a biotechnology company, from August 2015 to January 2018. Prior to Forma, Dr. Hohneker held various leadership roles during his 14 years at Novartis AG, from 2001 to 2015, where he most recently served as Senior Vice President and Global Head of Development, Immunology and Dermatology. Dr. Hohneker also currently serves on the board of directors for Curis, Inc. (Nasdaq: CRIS), a publicly traded clinical-stage biotechnology company focused on the development and commercialization of innovative therapeutics for the treatment of cancer, ArriVent BioPharma, Inc. (Nasdaq:AVBP), a publicly traded clinical-stage biotechnology company focused on developing new medicines for cancer, Artios LTD, a private clinical-stage biotechnology company focused on DNA repair mechanisms and Trishula Therapeutics, a private clinical-stage biotechnology company targeting cancer immunotherapy. Previously, he served on the boards of directors of Evelo Biosciences (Nasdaq: EVLO), a public clinical-stage biotechnology company, from January 2021 to July 2023 and Humanigen (Nasdaq: HGEN), a public clinical-stage biotechnology company, from October 2021 to July 2023. Dr. Hohneker received a B.S. in chemistry from Gettysburg College and an M.D. from the University of Medicine and Dentistry of New Jersey at Rutgers Medical School. He completed his internal medicine internship and residency and medical oncology fellowship at the University of North Carolina Chapel Hill. We believe Dr. Hohneker is qualified to serve as a member of our board of directors due to his extensive executive leadership experience, medical background and training, and extensive service on the boards of other public and private biopharmaceutical companies.

Briggs Morrison, M.D has served as a member of our board of directors since the closing of the Merger. He previously served as a member of the Legacy Carisma board of directors since July 2020. Dr. Morrison is currently the Chief Executive Officer and a member of the board of directors at Crossbow Therapeutics, a position he has held since February 2022. He is also an executive partner at MPM Capital LLC, a healthcare-focused venture capital firm, a position he has held since June 2015. He previously served as President, Head of Research and Development of Syndax Pharmaceuticals, Inc. (Nasdaq: SNDX) (“Syndax”), a public commercial-stage biopharmaceutical company, from February 2022 to March 2023, and as Syndax’s Chief Executive Officer from June 2015 to February 2022. Prior to joining Syndax, Dr. Morrison served as Executive Vice President, Global Medicines Development and Chief Medical Officer at AstraZeneca plc (“AstraZeneca”), from January 2012 to June 2015, leading the company’s global, late-stage development organization and serving as a member of the AstraZeneca senior executive team. In addition, Dr. Morrison currently serves on the boards of directors of Syndax, Repare Therapeutics Inc. (Nasdaq: RPTX), a public clinical-stage precision oncology company, Arvinas, Inc. (Nasdaq: ARVN), a public clinical-stage biotechnology company, and Werewolf Therapeutics, Inc. (Nasdaq: HOWL), a public clinical-stage biopharmaceutical company, as well as on the boards of directors of several private companies. Dr. Morrison received a B.S. in biology from Georgetown University and an M.D. from the University of Connecticut Medical School. We believe Dr. Morrison is qualified to serve as a member of our board of directors due to his extensive executive leadership experience, medical background and training, and extensive service on the boards of other public and private biopharmaceutical companies.

David Scadden, M.D. has served as a member of our board of directors since June 2024. Dr. Scadden is the Gerald and Darlene Jordan Professor of Medicine and Professor of Stem Cell and Regenerative Biology at Harvard University, a position he has held since 2006. Since 1995, Dr. Scadden has practiced at the Massachusetts General Hospital, where he founded and directs the Center for Regenerative Medicine and directed the Hematologic Malignancies Center of the MGH Cancer Center for 10 years. Dr. Scadden co-founded and co-directs the Harvard Stem Cell Institute and is Chairman emeritus and Professor of the Harvard University Department of Stem Cell and Regenerative Biology. He is a member of the National Academy of Medicine and the American Academy of Arts and Sciences and a Fellow of the American College of Physicians and the American Academy for the Advancement

of Science. He is a former member of the Board of External Experts for the National Heart, Lung and Blood Institute, the Board of Scientific Counselors for the National Cancer Institute and Board of Directors of the International Society for Stem Cell Research. Dr. Scadden is a scientific founder of Fate Therapeutics, Inc. (Nasdaq: FATE), and Dianthus Therapeutics, Inc. (Nasdaq: DNTH), and currently serves on the board of directors of Agios Pharmaceuticals, Inc. (Nasdaq: AGIO), a public biotechnology company, since May 2017 and Editas Medicine, Inc. (Nasdaq: EDIT), a public clinical-stage biopharmaceutical company, since February 2019. Previously, he served on the board of directors of Magenta Therapeutics, Inc., a public biotechnology company where he was a scientific founder, from November 2016 until its acquisition in September 2023. He also serves as a member of the board of directors of private biotechnology companies Lightning Biotherapeutics and Sonata Therapeutics. Dr. Scadden holds a B.A. in English from Bucknell University and a M.D. from Case Western Reserve University. We believe Dr. Scadden is qualified to serve as a member of our board of directors due to his extensive executive leadership experience, medical background and training, and extensive service on the boards of other public and private biopharmaceutical companies and institutes.

Marella Thorell has served as a member of our board of directors since June 2024. Ms. Thorell is currently the Executive Vice President, Chief Financial Officer of Seres Therapeutics, Inc. (Nasdaq: MCRB), a public clinical stage biotechnology company, since March 2024. Previously, she served as the Chief Financial Officer and Treasurer of Evelo Biosciences, Inc., a biotechnology company, from September 2022 to December 2023. From January 2021 to July 2022, Ms. Thorell served as Chief Accounting Officer and previously as Head of Finance at Centessa Pharmaceuticals PLC (Nasdaq: CNTA) (“Centessa”), a public pharmaceutical company. Prior to her role at Centessa, from October 2019 to December 2020, Ms. Thorell served as Chief Financial Officer at Palladio Biosciences, a biotechnology company, prior to its acquisition by Centessa. Before that, Ms. Thorell spent over ten years at Realm Therapeutics PLC, a biopharmaceutical company, serving in various roles of increasing responsibility, including Chief Financial Officer and Chief Operating Officer. Ms. Thorell has served on the boards of directors and as the Audit Committee Chair of Essa since July 2019 and previously served on the board of directors of Vallon Pharmaceuticals, Inc., a pharmaceutical company, from February 2021 until its reverse-merger with GRI Bio, Inc. in April 2023. Ms. Thorell holds a B.S. in Business from Lehigh University. We believe Ms. Thorell is qualified to serve as a member of our board of directors due to her extensive executive leadership experience, medical background and training, and extensive service on the boards of other public and private biopharmaceutical companies.

Executive Officers

The following table sets forth the name, age and position of each of our executive officers as of March 31, 2025.
There are no family relationships among any of our executive officers.

Name	Age	Position
Steven Kelly	60	President and Chief Executive Officer, Director
Natalie McAndrew	51	Vice President of Finance
Michael Klichinsky, Pharm. D., Ph.D.	35	Chief Scientific Officer

Mr. Kelly’s biography is included within the Directors section above.

Natalie McAndrew has served as our Vice President of Finance since January 2025. Ms. McAndrew is a Senior Director with Danforth, an advisory firm focused on providing financial strategy to life science organizations and has served in that capacity since December 2024. She previously served as a Director with Danforth from August 2021 until January 2024. Prior to rejoining Danforth in December 2024, Ms. McAndrew was the VP, Finance of Apertura Gene Therapy, a gene therapy company, from February 2024 through October 2024. Through Danforth, Ms. McAndrew served as the interim Chief Financial Officer of Baudax Bio, Inc., a biotechnology company, from October 2023 to January 2024. Prior to her initial employment with Danforth, Ms. McAndrew was the VP, Corporate Controller of Tmunity Therapeutics, Inc., a biotechnology company, from January 2021 to July 2021. Ms. McAndrew previously served as Head of Accounting Operations at Spark Therapeutics, Inc., a biotechnology company, from March 2015 until January 2021. Prior to this, Ms. McAndrew served as Corporate Controller for over eight years in other privately held and public companies at various life cycle stages, managing finance, accounting, and other corporate operational functions. Ms. McAndrew is a certified public accountant and received a B.S. in Accounting from King’s College.

Michael Klichinsky, Pharm.D., Ph.D. has served as our Chief Scientific Officer since the closing of the Merger. He previously served as Legacy Carisma’s Chief Scientific Officer since April 2022. He co-founded Legacy Carisma in 2016 and served as Vice President of Discovery of Legacy Carisma from October 2018 to April 2021 and as Senior Vice President of Research of Legacy Carisma from April 2021 to April 2022. Dr. Klichinsky received a Doctor of Pharmacy from the University of Sciences in Philadelphia and a Ph.D. in Pharmacology from the University of Pennsylvania.

Composition of the Board of Directors

Our board of directors currently consists of seven members. In accordance with the terms of our Restated Certificate of Incorporation, our board of directors is divided into three classes (Class I, Class II and Class III), with members of each class serving staggered three-year terms. The members of the classes are divided as follows:

•the Class I directors are currently John Hohneker, M.D. and Sohanya Cheng, and their term expires at the annual meeting of stockholders to be held in 2027;
•the Class II directors are Steven Kelly, Briggs Morrison, M.D. and Sanford Zweifach, and their term expires at the annual meeting of stockholders to be held in 2025; and
•the Class III directors are David Scadden, M.D. and Marella Thorell, and their term expires at the annual meeting of stockholders to be held in 2026.

Committees of our Board of Directors

Our board of directors has an established audit committee, compensation committee, nominating and corporate governance committee and science committee, each of which operates pursuant to a charter adopted by our board of directors, and each such committee reviews its respective charter at least annually. We have posted a current copy of the charter for each of the audit committee, compensation committee, nominating and corporate governance committee and science committee on the “Governance” section of the “For Investors” section of our website, which is located at www.carismatx.com. Our board of directors also appoints from time-to-time ad hoc committees to address specific matters.

Audit Committee and Audit Committee Financial Expert

The members of our audit committee are currently Marella Thorell, Sohanya Cheng and Sanford Zweifach. Marella Thorell currently serves as chair of the audit committee. Michael Torok previously served as the chair of the audit committee from the closing of the Merger through his resignation, effective October 31, 2024. Regina Hodits served as a member of the audit committee from the closing of the Merger through her resignation, effective June 30, 2024.

Our board of directors has determined that Mses. Thorell and Cheng and Mr. Zweifach each satisfy the independence standards for such committee established by the SEC and the Nasdaq Stock Market.

All audit and non-audit services, other than de minimis non-audit services, to be provided to us by our independent registered public accounting firm must be approved in advance by our audit committee. Our board of directors has determined that Marella Thorell is an “audit committee financial expert” as defined in applicable SEC rules and that each of the members of our audit committee possesses the financial sophistication required for audit committee members under Nasdaq rules. We believe that the composition of our audit committee meets the requirements for independence under current Nasdaq and SEC rules and regulations.

Code of Business Conduct and Ethics

We have adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We have posted a current copy of the code on the “Governance” section of the “For Investors” section of our website, which is located at www.carismatx.com. In addition, we intend to post on our website all disclosures that are required by law or Nasdaq listing standards concerning any amendments to, or waivers from, any provision of the code.

Insider Trading Policy; Anti-Hedging and Pledging

We have adopted an insider trading policy governing the purchase, sale and/or other dispositions of company securities by our directors, officers, employees and other covered persons. We believe the insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and Nasdaq listing standards. A copy of our insider trading policy is filed as Exhibit 19.1 to the Original Filing. The Company also does not engage in transactions in company securities while in possession of material nonpublic information concerning the Company or its securities.

Our insider trading policy, among other things, expressly prohibits our directors, officers, employees and other covered persons from engaging in any short sales, including short sales “against the box”, any purchases or sales of puts, calls or other derivative securities, or any purchases of financial instruments (including prepaid variable forward contracts, equity swaps, collars and exchange funds) that hedge or offset, or are designed to hedge or offset, any decrease in the market value of our securities. In addition, our insider trading policy expressly prohibits such persons from purchasing our securities on margin, borrowing against our securities held in a margin account, or pledging our securities as collateral for a loan, with an exception in extraordinary situations for pledges of our securities as collateral for a loan (other than a margin loan) only after certain prerequisites are met and only with the preapproval of our principal financial officer or general counsel.

Item 11. EXECUTIVE COMPENSATION

Executive and Director Compensation Processes

Our executive compensation program is administered by the compensation committee of our board of directors, subject to the oversight and approval of our board of directors. Our compensation committee reviews our executive compensation practices on an annual basis and based on this review approves, or, as appropriate, makes recommendations to our board of directors for approval of, our executive compensation program. Our director compensation program is administered by our board of directors based on recommendations by the compensation committee. Our compensation committee periodically reviews our director compensation program and makes recommendations to the board of directors with respect thereto.

In designing our executive compensation program and our director compensation program, our compensation committee considers compensation data from comparable publicly traded companies in the biotechnology and the biopharmaceutical industry (based on, among other things, industry market capitalization, headcount and location) provided by our independent compensation consultant, Pearl Meyer & Partners LLC (“Pearl Meyer”).

During 2024, our compensation committee retained Pearl Meyer to advise the compensation committee on our compensation program for executive officers, which includes base salaries, annual performance-based cash bonuses, annual equity incentive awards and severance arrangements, and on the director compensation program, which includes board and committee fee retainers and equity awards. The compensation committee established a peer group. The compensation consultants made recommendations with respect to the amount and form of executive officer and director compensation. Although our compensation committee considers the advice and guidance of the compensation consultants as to our executive compensation program and our director compensation program, our compensation committee ultimately makes its own decisions about these matters. In the future, we expect that our compensation committee will continue to engage independent compensation consultants to provide additional guidance on our executive and director compensation programs and to conduct further competitive benchmarking against a peer group of publicly traded companies.

The compensation committee reviewed information regarding the independence and potential conflicts of interest of Pearl Meyer, taking into account, among other things, the factors set forth in the Nasdaq listing standards. Based on such review, the compensation committee concluded that the engagement of Pearl Meyer did not raise any conflict of interest.

Executive Compensation

Set forth below is information regarding the compensation of each of our named executive officers for the years ended December 31, 2024 and 2023.

Our named executive officers for the year ended December 31, 2024 are (i) Steven Kelly, our current President and Chief Executive Officer, (ii) Richard Morris, our former Chief Financial Officer, and (iii) Michael Klichinsky, our current Chief Scientific Officer (together, the “NEOs”).

Summary Compensation Table

The following table sets forth information regarding compensation awarded to, earned by or paid to each of the NEOs for the years ended December 31, 2024 and 2023.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Option Awards($)(2)	Non-equity incentive plan compensation($)	All other compensation($)(3)	Total($)
Steven Kelly	2024	600,000	247,500	855,300	-	17,250	1,720,050
Current President & Chief Executive Officer	2023 (5)	460,833	301,840	2,717,517	-	24,235	3,504,425
Richard Morris(4)	2024	486,000	-	656,606	-	697,650	1,840,256
Former Chief Financial Officer	2023 (6)	384,302	183,064	1,077,948	-	17,487	1,662,801
Michael Klichinsky, Pharm.D., Ph.D.(6)	2024	463,000	138,900	363,580	-	17,250	982,730
Current Chief Scientific Officer	2023 (7)	345,625	164,640	1,077,948	-	15,164	1,603,377

(1) The amounts in the “Bonus” column reflect the amount of compensation earned by the NEOs under the applicable annual bonus program during each fiscal year. See “Bonus Compensation” below for additional information.

(2) The amounts reported in the “Option Awards” column reflect the grant date fair value of options awarded during the year ended December 31, 2024, computed in accordance with the provisions of Financial Accounting Standards Board Accounting Standard Codification, or FASB ASC Topic 718, and for Mr. Morris also includes $293,026 of incremental fair value related to options that were modified in December 2024, computed as of the modification date in accordance with FASB ASC Topic 718. Assumptions used in the calculation of these amounts are included in Note 10 to our financial statements included in our Original Filing. These amounts reflect the accounting cost for these stock options and do not reflect the actual economic value that may be realized by each NEO upon the vesting of the stock options, the exercise of the stock options or the sale of the common stock underlying such stock options. For more information about the modification of Mr. Morris’ option grants, “Employment Agreements with Named Executive Officers – Agreement with Richard Morris” below.

(3) For Mr. Kelly and Dr. Klichinsky this amount represents 401(k) matching contributions. For Mr. Morris, this amount includes 401(k) matching contributions of $17,250 and separation payments pursuant to the Morris Employment Agreement (as defined below) of $680,400 during the year ended December 31, 2024. The separation payments are described in more detail under “Employment Agreements with Named Executive Officers – Agreement with Richard Morris” below.

(4) Mr. Morris ceased providing services to the Company on December 31, 2024 in connection with the Company’s previously announced reduction in force.

(5) Mr. Kelly commenced services as President & Chief Executive Officer of the Company on March 7, 2023. The amounts for 2023 reflect the compensation paid to Mr. Kelly as President and Chief Executive Officer of the company after the closing of the Merger.

(6) Mr. Morris commenced services as Chief Financial Officer of the Company on March 7, 2023. The amounts for 2023 reflect the compensation paid to Mr. Morris as Chief Financial Officer of the Company after the closing of the Merger.

(7) Dr. Klichinsky commenced services as Chief Scientific Officer of the Company on March 7, 2023. The amounts for 2023 reflect the compensation paid to Dr. Klichinsky as Chief Scientific Officer of the Company after the closing of the Merger.

Narrative Disclosure to Summary Compensation Table

We use base compensation, or salaries, to recognize the experience, skills, knowledge and responsibilities required of our executive officers.

For the year ended December 31, 2024, the Company paid Mr. Kelly, Mr. Morris and Dr. Klichinsky an annual base compensation of $600,000, $486,000 and $463,000, respectively. As of January 1, 2025, Mr. Kelly’s and Dr. Klichinsky’s annual base compensation was increased to $624,000 and $494,000, respectively.

From March 7, 2023, after the completion of the Merger, to December 31, 2023, Mr. Kelly’s, Mr. Morris’ and Dr. Klichinsky’s annual base compensation was increased to $560,000, $467,000 and $420,000, respectively.

From January 1, 2023 through March 7, 2023, Legacy Carisma paid Mr. Kelly, Mr. Morris and Dr. Klichinsky an annual base compensation of $440,000, $400,000 and $340,000, respectively.

Bonus Compensation

The board of directors may, in its discretion, approve and award bonuses to our executive officers from time to time. Performance-based bonuses are calculated as a percentage of base compensation or salary and are designed to motivate our executive officers to achieve annual goals based on our strategic, financial and operating performance objectives.

For the year ended December 31, 2024, Mr. Kelly’s, Mr. Morris’ and Dr. Klichinsky’s target annual bonus was equal to 55%, 40% and 40% of his base salary, respectively. Taking into account the Company’s achievement of 75% of its targeted 2024 corporate performance goals as determined by the board of directors, Mr. Kelly’s and Dr. Klichinsky’s 2024 bonus compensation was $247,500 and $138,900, respectively. Mr. Morris was terminated on December 31, 2024 as part of a reduction in force. Per the terms of his employment agreement, he received a bonus of $194,400 based on 100% of his annual target, which is included in “All Other Compensation” in the Summary Compensation Table above and is described under “Employment Agreements with Named Executive Officers – Agreement with Richard Morris” below.

For the year ended December 31, 2023, Mr. Kelly’s, Mr. Morris’ and Dr. Klichinsky’s target annual bonus was equal to 55%, 40% and 40% of his base salary, respectively. Taking into account the Company’s achievement of 98% of its targeted 2023 corporate performance goals as determined by the board of directors, Mr. Kelly’s, Mr. Morris’ and Dr. Klichinsky’s 2023 bonus compensation was $301,840, $183,064 and $164,640, respectively. In addition, the Legacy Carisma board of directors awarded special bonuses of $50,000, $30,000 and $10,000, respectively, to Mr. Kelly, Mr. Morris and Dr. Klichinsky in recognition of their valuable and extensive contribution in connection with the Merger.

Performance-based bonuses, which are calculated as a percentage of base compensation or salary, are designed to motivate our executive officers to achieve annual goals based on our strategic, financial and operating performance objectives.

Equity Incentives

Although we do not have a formal policy with respect to the grant of equity incentive awards to our executive officers, we believe that equity grants provide our executives with a strong link to our long-term performance, create an ownership culture and help to align the interests of our executive officers and our stockholders. Accordingly, we use stock options to compensate our executive officers in the form of initial grants in connection with the commencement of employment and also at various other times, based on performance. In addition, we believe that equity grants vesting over a four-year period promote executive retention because this feature incentivizes executive officers to remain in Carisma’s employment during the vesting period. Prior to completion of the Merger, all Carisma options were granted pursuant to the CARISMA Therapeutics Inc. 2017 Stock Incentive Plan the (“2017 Plan”). Upon completion of the Merger, the 2017 Plan was assumed by the company. Option awards issued to our executives during the 2023 fiscal year were granted pursuant to the 2014 Plan which the company adopted on March 7, 2023. See “2014 Plan” below for additional information. Prior to the exercise of an option under the 2014 Plan, the holder has no rights as a stockholder with respect to the shares subject to such option, including no voting rights and no right to receive dividends or dividend equivalents. We have historically granted stock options with exercise prices equal to the fair market value of our common stock on the date of grant as determined by our board of directors.

In January 2025, we granted option awards with respect to 500,000 and 221,000 shares of our common stock to Mr. Kelly and Dr. Klichinsky, respectively. The shares underlying these option awards vest over four years in equal monthly installments, subject to continued service.

In June 2024, we granted an option award with respect to 125,000 shares of our common stock to Mr. Kelly and option awards with respect to 85,000 shares of our common stock to each of Mr. Morris and Dr. Klichinsky. The shares underlying these option awards vest over two years, with 50% of the shares vesting on June 17, 2025 and the remaining 50% of the shares vesting on June 17, 2026, subject to continued service. In connection with Mr. Morris’ termination which became effective December 31, 2024, the board of directors approved the acceleration of the first 50% installment of the special retention option to purchase 85,000 shares of common stock granted to Mr. Morris with an effective grant date of June 17, 2024, which would have vested in June 2025.

In January 2024, we granted an option award with respect to 438,000 shares of our common stock to Mr. Kelly and option awards with respect to 170,500 shares of our common stock to each of Mr. Morris and Dr. Klichinsky. The shares underlying these option awards vest over four years in equal monthly installments, subject to continued service.

In June 2023, we granted an option award with respect to 600,000 shares to Mr. Kelly and option awards with respect to 238,000 shares of our common stock to each of Mr. Morris and Dr. Klichinsky. The shares underlying these option awards vest over four years, with 25% of the shares vesting on June 6, 2024 and the remaining 75% of the shares vesting over the next three years thereafter in equal monthly installments until June 6, 2027, subject to continued service.

Outstanding Equity Awards at December 31, 2024

The following table sets forth information regarding all outstanding equity awards held by each of the NEOs as of December 31, 2024.

Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price	Option expiration date
Steven Kelly	625,797	-(1)	0.63	9/18/2028
	381,304	34,664(2)	1.46	3/31/2031
	225,000	375,000(3)	7.25	6/6/2033
	100,375	337,625(4)	2.10	1/31/2034
	-	125,000(5)	1.03	6/17/2034
Richard Morris	289,718	- (6)	1.46	12/31/2025
	89,248	- (6)	7.25	12/31/2025
	39,073	- (6)	2.10	12/31/2025

	42,500	-(7)	1.03	12/31/2025
Michael Klichinsky, Pharm.D., Ph.D.	56,982	-(8)	0.11	11/01/2027
	75,976	- (9)	0.63	10/21/2028
	102,704	9,360(10)	1.46	3/31/2031
	89,248	148,752(11)	7.25	6/6/2033
	39,073	131,427(12)	2.10	1/31/2034
	-	85,000(13)	1.03	6/17/2034

(1)This option award is fully vested.

(2)This option award vests over four years, with 25% of the shares vested on April 1, 2022 and 2.0833% of the original number of shares vested thereafter in equal monthly installments through April 1, 2025, subject to continued service.

(3)This option award vests over four years, with 25% of the shares vested on June 6, 2023 and 2.0833% of the original number of shares vested thereafter in equal monthly installments through June 6, 2027, subject to continued service.

(4)This option award vests over four years with 2.0833% of the original number of shares vested thereafter in equal monthly installments through January 31, 2028, subject to continued service.

(5)This option award vests over two years, with 50% of the shares vesting on June 17, 2025 and 50% of the remaining shares vesting on June 17, 2026, subject to continued service.

(6)This option award ceased to vest upon Mr. Morris’ termination on December 31, 2024.

(7)In connection with Mr. Morris’ termination which became effective December 31, 2024, the board of directors approved the acceleration of the first 50% installment of the special retention option to purchase 85,000 shares of common stock granted to Mr. Morris with an effective grant date of June 17, 2024, which would have vested in June 2025.

(8)This option award is fully vested.

(9)This option award is fully vested.
(10)This option award vests over four years, with 25% of the shares vested on April 1, 2022 and 2.0833% of the original number of shares vested thereafter in equal monthly installments through April 1, 2025, subject to continued service.
(11)This option award vests over four years, with 25% of the shares vested on June 6, 2023 and 2.0833% of the original number of shares vested thereafter in equal monthly installments through June 6, 2028, subject to continued service.
(12)This option award vests over four years with 2.0833% of the original number of shares vested thereafter in equal monthly installments through January 31, 2028, subject to continued service.
(13) This option award vests over two years, with 50% of the shares vesting on June 17, 2025 and 50% of the remaining shares vesting on June 17, 2026, subject to continued service.

Employment Agreements with Named Executive Officers

Effective as of the effective time of the Merger, the board of directors appointed Steven Kelly as our President and Chief Executive Officer, Richard Morris as our Chief Financial Officer and Michael Klichinsky, Pharm.D., Ph.D. as our Chief Scientific Officer, each to serve at the discretion of the board of directors. We entered into written employment agreements with each of our NEOs. These agreements set forth the terms of the executive officer’s compensation, including base salary, annual discretionary bonus eligibility and severance benefits, among other matters.

Agreement with Steven Kelly

We entered into an employment agreement with Mr. Kelly (the “Kelly Employment Agreement”), effective as of March 7, 2023, pursuant to which Mr. Kelly serves as our President and Chief Executive Officer. The Kelly Employment Agreement provides for Mr. Kelly’s at-will employment and an annual base salary of $560,000, an annual bonus with a target amount equal to 55% of his base salary, as well as his ability to participate in our employee benefit plans generally on the same basis as other similarly-situated employees. In November 2023, the our compensation committee approved an increase in Mr. Kelly’s annual salary from $560,000 to $600,000, effective January 1, 2024. In December 2024, our compensation committee approved an increase in Mr. Kelly’s annual salary from $600,000 to $624,000, effective January 1, 2025.

The Kelly Employment Agreement also provides that if his employment is terminated either (i) by the Company without Cause or (ii) by him with Good Reason (each as defined in the Kelly Employment Agreement), in either case within the period beginning three months before and ending twelve months after a Change in Control (as defined in the Kelly Employment Agreement) (the “Change in Control Period”), then Mr. Kelly will be entitled to receive, subject to his execution and non-revocation of a release of claims in favor of the Company and compliance with all post-employment obligations under law or any restrictive covenant agreement with the Company, (a) a lump sum payment of (x) eighteen months of base salary and (y) an amount equal to 150% of his target bonus for the year of termination (or, if higher, his target bonus immediately prior to the Change in Control), (b) a lump sum payment equal to 100% of his target bonus for the year of termination (or, if higher, based on the target bonus immediately prior to the Change in Control) pro-rated based on the number of days he was employed during the calendar year in which his termination occurs, (c) COBRA health continuation for up to eighteen months and (d) 100% acceleration of all outstanding and unvested stock-based awards subject to time-based vesting.

The Kelly Employment Agreement also provides that if his employment is terminated either (i) by the Company without Cause or (ii) by him with Good Reason, in either case outside the Change in Control Period, then Mr. Kelly will be entitled to receive, subject to his execution and non-revocation of a release of claims in favor of the Company and compliance with all post-employment obligations under law or any restrictive covenant agreement with the Company, (a) twelve months of base salary payable over a period of twelve months following such termination, (b) a lump sum payment equal to 100% of his target bonus for the year of termination, pro-rated based on the number of days he was employed during the calendar year in which his termination occurs, and (c) COBRA health continuation for up to twelve months. The Kelly Employment Agreement contains a Section 280G limited cutback, in which Mr. Kelly is entitled to receive the greater of (a) the best net after-tax amount of any payments that are subject to the excise tax imposed by Section 4999 of the Internal Revenue Code of 1986, as amended (the “Code”), calculated in a manner consistent with Section 280G of the Code, and (b) the amount of parachute payments he would be entitled to receive if they were reduced to an amount equal to one dollar less than the amount at which Mr. Kelly becomes subject to excise tax imposed by Section 4999 of the Code.

Agreement with Richard Morris

We entered into an employment agreement with Mr. Morris (the “Morris Employment Agreement”), effective as of March 7, 2023, pursuant to which Mr. Morris serves as our Chief Financial Officer. The Morris Employment Agreement provided for Mr. Morris’ at-will employment and an annual base salary of $467,000, an annual bonus with a target amount equal to 40% of his base salary, as well as his ability to participate in our employee benefit plans generally on the same basis as other similarly-situated employees. In November 2023, our compensation committee approved an increase in Mr. Morris’ annual salary from $467,000 to $486,000, effective January 1, 2024.
The Morris Employment Agreement also provided that if his employment was terminated either (i) by the Company without Cause or (ii) by him with Good Reason (each as defined in the Morris Employment Agreement), in either case within Change in Control Period, then Mr. Morris would be entitled to receive, subject to his execution and non-revocation of a release of claims in favor of the Company and compliance with all post-employment obligations under law or any restrictive covenant agreement with the Company, (a) a lump sum payment of (x) twelve months of base salary and (y) an amount equal to 100% of his target bonus for the year of termination (or, if higher, his target bonus immediately prior to the Change in Control), (b) a lump sum payment equal to 100% of his target bonus for the year of termination (or, if higher, based on the target bonus immediately prior to the Change in Control) pro-rated based on the number of days he was employed during the calendar year in which his termination occurs, (c) COBRA health continuation for up to twelve months and (d) 100% acceleration of all outstanding and unvested stock-based awards subject to time-based vesting.

The Morris Employment Agreement also provided that if his employment was terminated either (i) by the Company without Cause or (ii) by him with Good Reason, in either case outside the Change in Control Period, then Mr. Morris would be entitled to receive, subject to his execution and non-revocation of a release of claims in favor of the Company and compliance with all post-employment obligations under law or any restrictive covenant agreement with the Company, (a) twelve months of base salary payable over a period of twelve months following such termination, (b) a lump sum payment equal to 100% of his target bonus for the year of termination, pro-rated based on the number of days he was employed during the calendar year in which his termination occurs, and (c) COBRA health continuation for up to twelve months. The Morris Employment Agreement contained a Section 280G limited cutback, in which Mr. Morris was entitled to receive the greater of (a) the best net after-tax amount of any payments that are subject to the excise tax imposed by Section 4999 of the Code, calculated in a manner consistent with Section 280G of the Code, and (b) the amount of parachute payments he would be entitled to receive if they were reduced to an amount equal to one dollar less than the amount at which Mr. Morris becomes subject to excise tax imposed by Section 4999 of the Code.

On December 7, 2024, as part of the reduction in workforce, the Company notified Mr. Morris that his employment with the Company would terminate without Cause effective December 31, 2024. Under the Morris Employment Agreement and based on his termination without Cause, Mr. Morris received, subject to his execution and non-revocation of a release of claims in favor of the Company and compliance with all post-employment obligations under law or any restrictive covenant agreement with the Company, (1) twelve months of base salary, which the Company paid in a lump sum rather than over time, (2) a lump sum payment equal to 100% of his target bonus for the year of termination based on his departure date of December 31, 2024, and (3) COBRA health continuation for up to twelve months. In addition, the board of directors approved the acceleration of the first 50% installment of the special retention option to purchase 85,000 shares of common stock granted to Mr. Morris with an effective grant date of June 17, 2024, which would have vested in June 2025.

Agreement with Michael Klichinsky

We entered into an employment agreement with Dr. Klichinsky (the “Klichinsky Employment Agreement”), effective as of March 7, 2023, pursuant to which Dr. Klichinsky serves as our Chief Scientific Officer. The Klichinsky Employment Agreement provides for Dr. Klichinsky’s at-will employment and an annual base salary of $420,000, an annual bonus with a target amount equal to 40% of his base salary, as well as his ability to participate in our employee benefit plans generally on the same basis as other similarly-situated employees. In November 2023, the Carisma Therapeutics compensation committee approved an increase in Dr. Klichinsky’s annual salary, from $420,000 to $463,000, effective January 1, 2024. In December 2024, our compensation committee approved an increase in Dr. Klichinsky’s annual salary, from $463,000 to $494,000, effective January 1, 2025.

The Klichinsky Employment Agreement also provides that if his employment is terminated either (i) by the Company without Cause or (ii) by him with Good Reason (each as defined in the Klichinsky Employment Agreement), in either case within the Change in Control Period, then Dr. Klichinsky will be entitled to receive, subject to his execution and non-revocation of a release of claims in favor of the Company and compliance with all post-employment obligations under law or any restrictive covenant agreement with the Company, (a) a lump sum payment of (x) twelve months of base salary and (y) an amount equal to 100% of his target bonus for the year of termination (or, if higher, his target bonus immediately prior to the Change in Control), (b) a lump sum payment equal to 100% of his target bonus for the year of termination (or, if higher, based on the target bonus immediately prior to the Change in Control) pro-rated based on the number of days he was employed during the calendar year in which his termination occurs, (c) COBRA health continuation for up to twelve months and (d) 100% acceleration of all outstanding and unvested stock-based awards subject to time-based vesting.

The Klichinsky Employment Agreement also provides that if his employment is terminated either (i) by the Company without Cause or (ii) by him with Good Reason, in either case outside the Change in Control Period, then Dr. Klichinsky will be entitled to receive, subject to his execution and non-revocation of a release of claims in favor of the Company and compliance with all post-employment obligations under law or any restrictive covenant agreement with the Company, (a) twelve months of base salary payable over a period of twelve months following such termination, (b) a lump sum payment equal to 100% of his target bonus for the year of termination, pro-rated based on the number of days he was employed during the calendar year in which his termination occurs, and (c) COBRA health continuation for up to twelve months. The Klichinsky Employment Agreement contains a Section 280G limited cutback, in which Dr. Klichinsky is entitled to receive the greater of (a) the best net after-tax amount of any payments that are subject to the excise tax imposed by Section 4999 of the Code, calculated in a manner consistent with Section 280G of the Code, and (b) the amount of parachute payments he would be entitled to receive if they were reduced to an amount equal to one dollar less than the amount at which Dr. Klichinsky becomes subject to excise tax imposed by Section 4999 of the Code.

Employee Invention, Non-Disclosure, Non-Competition and Non-Solicitation Agreements

Each of our executive officers has entered into standard forms of agreements with respect to proprietary and confidential information, developments, non-competition, and non-solicitation. Under these agreements, each executive officer agreed to protect our confidential and proprietary information during and after the executive officer’s employment with us, not to compete with us during his or her employment and for a period generally lasting for one year after the termination of his or her employment, and not to solicit our employees, consultants, clients or customers during his or her employment and for a period generally lasting for one year after the termination of his or her employment. In addition, under these agreements, each executive officer agreed that we own all developments and inventions that are developed by such executive officer within the scope of and during the period of his or her employment with us that are related to our business or research and development conducted or planned to be conducted by us at the time such development is created. Each executive officer also agreed to provide us with a non-exclusive, royalty-free, perpetual license to use any prior inventions that such executive officer incorporates into inventions assigned to us under these agreements.

Stock Option and Other Compensation Plans

2014 Plan

The 2014 Plan was adopted by our board of directors on January 17, 2023, approved by our stockholders on March 2, 2023, and amended and restated to reflect our name change and the reverse stock split approved by our stockholders on March 7, 2023. The material terms of the 2014 Plan are summarized below.

Types of Awards; Shares Available for Awards; Share Counting Rules

The 2014 Plan provides for the grant of incentive stock options intended to qualify under Section 422 of the Code, nonstatutory stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units (“RSUs”), and other stock-based awards, or collectively, the awards. Subject to adjustment in the event of stock splits, stock dividends and other similar events, awards may be made under the 2014 Plan for up to the sum of:

•6,852,232 shares of our common stock; plus
•the number of shares of our common stock as is equal to the sum of (x) the number of shares of our common stock reserved for issuance under the prior plan that remained available for grant under the prior plan immediately prior to our initial public offering and (y) the number of shares of our common stock subject to Outstanding Awards, which Outstanding Awards expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by us at their original issuance price pursuant to a contractual repurchase right; plus
•an annual increase, to be added on the first day of each fiscal year during the term of the 2014 Plan, beginning with the fiscal year ended December 31, 2024, equal to the lesser of (i) 4% of the number of shares of our common stock outstanding on the first day of such fiscal year and (ii) the number of shares of common stock determined by our board of directors.

Up to 20,556,696 of the shares of our common stock available for issuance under the 2014 Plan may be issued as incentive stock options under the 2014 Plan, subject to adjustment under the terms of the 2014 Plan. Shares of our common stock issued under the 2014 Plan may consist in whole or in part of authorized but unissued shares or treasury shares.

For purposes of counting the number of shares available for the grant of awards under the 2014 Plan, all shares of common stock covered by SARs will be counted against the number of shares available for the grant of awards. However, SARs that may be settled only in cash will not be so counted. In addition, if we grant a SAR in tandem with an option for the same number of shares of our common stock and which provides that only one such award may be exercised, (“tandem SAR”), only the shares covered by the option, and not the shares covered by the tandem SAR, will be so counted, and the expiration of one in connection with the other’s exercise will not restore shares to the 2014 Plan.

Shares covered by awards under the 2014 Plan that expire or are terminated, surrendered, or cancelled without having been fully exercised or are forfeited in whole or in part (including as the result of shares subject to such award being repurchased by us at the original issuance price pursuant to a contractual repurchase right) or that result in any shares not being issued (including as a result of a SAR that was settleable either in cash or in stock actually being settled in cash) will again be available for the grant of awards under the 2014 Plan (subject, in the case of incentive stock options, to any limitations under the Code). In the case of the exercise of a SAR, the number of shares counted against the shares available for the grant of awards under the 2014 Plan will be the full number of shares subject to the SAR multiplied by the percentage of the SAR actually exercised, regardless of the number of shares actually used to settle the SAR upon exercise, and the shares covered by a tandem SAR will not again become available for grant upon the expiration or termination of the tandem SAR.

Shares of our common stock that are delivered (by actual delivery, attestation, or net exercise) to us by a participant to purchase shares of our common stock upon exercise of an award or to satisfy tax withholding obligations (including shares retained from the award creating the tax obligation) will be added back to the number of shares available for the future grant of awards under the 2014 Plan.

In connection with a merger or consolidation of an entity with us or our acquisition of property or stock of an entity, our board of directors may grant awards under the 2014 Plan in substitution for any options or other stock or stock-based awards granted by such entity or an affiliate thereof on such terms as our board of directors determines appropriate in the circumstances, notwithstanding any limitation on awards contained in the 2014 Plan. No such substitute awards shall count against the overall share limit, except as required by reason of Section 422 and related provisions of the Code.

Descriptions of Awards Options. A participant who is awarded an option receives the right to purchase a specified number of shares of our common stock at a specified exercise price and subject to the other terms and conditions that are specified in connection with the award agreement. An option that is not intended to be an “incentive stock option” is a “nonstatutory stock option.” Options may not be granted at an exercise price that is less than 100% of the fair market value of our common stock on the date of grant. If our board of directors approves the grant of an option with an exercise price to be determined on a future date, the exercise price may not be less than 100% of the fair market value of our common stock on that future date. Under present law, incentive stock options may not be granted at an exercise price less than 110% of the fair market value in the case of stock options granted to participants who hold more than 10% of the total combined voting power of all classes of our stock or any of our subsidiaries. Under the terms of the 2014 Plan, options may not be granted for a term in excess of ten years (and, under present law, five years in the case of incentive stock options granted to participants who hold greater than 10% of the total combined voting power of all classes of our stock or any of our subsidiaries).

The 2014 Plan permits participants to pay the exercise price of options using one or more of the following manners of payment: (i) payment by cash or by check, (ii) except as may otherwise be provided in the applicable award agreement or approved by our board of directors, in connection with a “cashless exercise” through a broker, (iii) to the extent provided in the applicable award agreement or approved by the our board of directors, and subject to certain conditions, by delivery to us (either by actual delivery or attestation) of shares of common stock owned by the participant valued at their fair market value, (iv) to the extent provided in an applicable nonstatutory stock option award agreement or approved by our board of directors, by delivery of a notice of “net exercise” as a result of which we will retain a number of shares of our common stock otherwise issuable pursuant to the stock option equal to the aggregate exercise price for the portion of the option being exercised divided by the fair market value of our common stock on the date of exercise, (v) to the extent permitted by applicable law and provided for in the applicable award agreement or approved by our board of directors, by any other lawful means as our board of directors may determine, or (vi) by any combination of these forms of payment.

Stock Appreciation Rights. A participant who is awarded a SAR receives, upon exercise, a number of shares of our common stock, or cash (or a combination of shares of our common stock and cash) determined by reference to appreciation, from and after the date of grant, in the fair market value of a share of our common stock over the measurement price. The 2014 Plan provides that the measurement price of a SAR may not be less than 100% of the fair market value of our common stock on the date the SAR is granted (provided, however, that if our board of directors approves the grant of a SAR effective as of a future date, the measurement price will not be less than 100% of the fair market value on such future date) and that SARs may not be granted with a term in excess of 10 years.

Limitation on Repricing of Options or SARs. With respect to options and SARs, unless such action is approved by our stockholders or otherwise permitted under the terms of the 2014 Plan in connection with certain changes in capitalization and reorganization events, we may not (1) amend any outstanding option or SAR granted under the 2014 Plan to provide an exercise price or measurement price per share that is lower than the then-current exercise price or measurement price per share of such outstanding option or SAR, (2) cancel any outstanding option or SAR (whether or not granted under the 2014 Plan) and grant in substitution for such awards new awards under the 2014 Plan (other than certain substitute awards issued in connection with a merger or consolidation of an entity with us or an acquisition by us, described above) covering the same or a different number of shares of our common stock and having an exercise price or measurement price per share lower than the then-current exercise price or measurement price per share of the canceled option or SAR, (3) cancel in exchange for a cash payment any outstanding option or SAR with an exercise price or measurement price per share above the then-current fair market value of our common stock, or (4) take any other action under the 2014 Plan that constitutes a “repricing” within the meaning of the rules of Nasdaq.

Restricted Stock Awards. A participant who is granted an award of restricted stock is entitled to acquire shares of our common stock, subject to our right to repurchase all or part of such shares at their issue price or other stated or formula price (or to require forfeiture of such shares if issued at no cost) in the event that the conditions specified in the applicable award are not satisfied prior to the end of the applicable restriction period established for such award. Unless otherwise provided in the applicable award agreement, any dividends (whether paid in cash, stock or property) declared and paid by us with respect to shares of restricted stock will be paid to the participant only if and when such shares become free from the restrictions on transferability and forfeitability that apply to such shares.

Restricted Stock Unit Awards. A participant who is granted an RSU award is entitled to receive shares of our common stock, or cash equal to the fair market value of such shares or a combination of cash and shares, to be delivered at the time such award vests or on a deferred basis pursuant to the terms and conditions established by our board of directors. Our board of directors may provide that settlement of RSUs will be deferred, on a mandatory basis or at the election of the participant, in a manner that complies with Section 409A of the Code. A participant has no voting rights with respect to any RSU. An RSU award agreement may provide the applicable participant with the right to receive an amount equal to any dividends or other distributions declared and paid on an equal number of outstanding shares of our common stock. Any such dividend equivalents may be settled in cash and/or shares of our common stock and may be subject to the same restrictions on transfer and forfeitability as the RSUs with respect to which such dividend equivalents are awarded, in each case to the extent provided in the applicable award agreement.

Other Stock-Based Awards. Under the 2014 Plan, our board of directors may grant other awards of shares of our common stock, and other awards that are valued in whole or in part by reference to, or are otherwise based on, shares of our common stock or other property, having such terms and conditions as our board of directors may determine. We refer to these types of awards as other stock-based awards. Other stock-based awards may be available as a form of payment in settlement of other awards granted under the 2014 Plan or as payment in lieu of compensation to which a participant is otherwise entitled. Other stock-based awards may be paid in shares of our common stock or in cash, as our board of directors may determine.

Eligibility to Receive Awards

All of our employees, officers, directors, consultants or advisors are eligible to participate in the 2014 Plan.

Transferability of Awards

Awards may not be sold, assigned, transferred, pledged or otherwise encumbered by a participant, either voluntarily or by operation of law, except by will or the laws of descent and distribution or, other than in the case of an incentive stock option, pursuant to a qualified domestic relations order. During the life of the participant, awards are exercisable only by the participant. However, our board of directors may permit or provide in an award for the gratuitous transfer of the award by the participant to or for the benefit of any immediate family member, family trust or other entity established for the benefit of the participant and/or an immediate family member thereof if we would be eligible to use a Form S-8 under the Securities Act of 1933, as amended, for the registration of the sale of the common stock subject to such award to the proposed transferee. Further, we are not required to recognize any such permitted transfer until such time as the permitted transferee has, as a condition to the transfer, delivered to us a written instrument in form and substance satisfactory to us confirming that such transferee will be bound by all of the terms and conditions of the award. None of the restrictions described in this paragraph prohibit a transfer from the participant to us.

No Rights as a Stockholder

Subject to the provisions of the applicable award, no participant or designated beneficiary will have any rights as a stockholder with respect to any shares of our common stock to be distributed with respect to an award granted under the 2014 Plan until becoming a record holder of such shares of our common stock.

Term

The 2014 Plan will terminate automatically on March 6, 2033 (but any awards previously granted under the 2014 Plan may extend beyond such date) unless it is earlier terminated by our board of directors.

2017 Plan

The Legacy Carisma board of directors adopted, and the Legacy Carisma stockholders approved, the 2017 Plan in September 2017. The 2017 Plan was amended on June 22, 2018, December 21, 2020, November 9, 2021 and April 7, 2022 to increase the number of shares of Legacy Carisma common stock available for issuance under the 2017 Plan. At the effective time of the Merger, we assumed the 2017 Plan and each Legacy Carisma option in accordance with the terms of the 2017 Plan and the applicable stock option agreements evidencing by which such Legacy Carisma options. The material terms of the 2017 Plan are summarized below.

The 2017 Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, RSUs and other stock-based awards. Legacy Carisma’s employees, officers, directors, as well as its consultants and advisors, were eligible to receive awards under the 2017 Plan. Incentive stock options, however, were only granted to Legacy Carisma employees. Following the closing of the Merger, no further awards will be granted pursuant to the 2017 Plan.

Authorized Shares

As of March 7, 2023, the closing date of the Merger, Legacy Carisma had reserved an aggregate of 2,664,018 shares of Legacy Carisma common stock for the issuance of awards under the 2017 Plan. As of immediately prior to the effective time of the Merger, 1,802,979 Legacy Carisma stock options were issued and outstanding under the 2017 Plan to purchase shares of Legacy Carisma common stock at a weighted average exercise price of $1.92 per share.

At the effective time, each Legacy Carisma option outstanding and unexercised immediately prior to the effective time, whether or not vested, was converted into an option of the Company. From and after the effective time, each Legacy Carisma option assumed by the Company may be exercised for such number of shares of the Company’s common stock as is determined by multiplying the number of shares of Legacy Carisma common stock subject to the Legacy Carisma option, as in effect immediately prior to the effective time, by the exchange ratio and rounding that result down to the nearest whole number of shares of the Company’s common stock. The per share exercise price of the converted Legacy Carisma option will be determined by dividing the per share exercise price of the

Legacy Carisma option, as in effect prior to the effective time, by the exchange ratio and rounding that result up to the nearest whole cent. As of immediately following the effective time of the Merger, 3,424,522 Legacy Carisma stock options were issued and outstanding under the 2017 Plan to purchase shares of Legacy Carisma common stock at a weighted average exercise price of $1.23 per share.

2017 Plan Administration

Pursuant to the terms of the 2017 Plan, the board of directors (or a committee delegated by the board of directors) administers the 2017 Plan.

Transferability of Awards

The 2017 Plan prohibits awards from being sold, assigned, transferred, pledged, hypothecated or otherwise encumbered by the person to whom such awards are granted, either voluntarily or by operation of law, and, during the life of a participant in the 2017 Plan, awards are exercisable only by the participant, except that certain awards may be transferred to family members through gifts or domestic relations orders or to an executor or guardian upon the death or disability of the participant. The Company is not required to recognize any such permitted transfer until such time as a permitted transferee delivers to the Company a written instrument, as a condition to such transfer, in form and substance satisfactory to the Company confirming that such transferee shall be bound by all of the terms and conditions of the applicable award.

Effect of Certain Changes in Capitalization

Upon the occurrence of any stock split, reverse stock split, stock dividend, recapitalization, combination of shares, reclassification of shares, spin-off or other similar change in capitalization or event, or any dividend or distribution to holders of common stock other than an ordinary cash dividend, under the terms of the 2017 Plan, the Company is required to equitably adjust (or make substitute awards, if applicable), in the manner determined by the board of directors:

•the number and class of securities available under the 2017 Plan;
•the number and class of securities and exercise price per share of each outstanding option;
•the share and per-share provisions and the measurement price of each outstanding stock appreciation right;
•the number of shares subject to and the repurchase price per share subject to each outstanding award of restricted stock; and
•the share and per-share related provisions and the purchase price, if any, of each outstanding RSU award and each outstanding other stock-based award.

Effect of Certain Corporate Transactions

Upon the occurrence of a merger or other reorganization event (as defined in the 2017 Plan), the board of directors may, on such terms as the board of directors determines (except to the extent specifically provided otherwise in an applicable award agreement or other agreement between the participant and the Company), take any one or more of the following actions pursuant to the 2017 Plan as to all or any (or any portion of) outstanding awards, other than awards of restricted stock:

•provide that outstanding awards will be assumed, or substantially equivalent awards will be substituted, by the acquiring or succeeding corporation (or an affiliate thereof);
•upon written notice to a participant, provide that all of the participant’s unexercised and/or unvested awards will terminate immediately prior to the consummation of the reorganization event unless exercised by the participant (to the extent then exercisable) within a specified period following the date of the notice;
•provide that outstanding awards will become exercisable, realizable or deliverable, or restrictions applicable to an award will lapse, in whole or in part, prior to or upon such reorganization event;
•in the event of a reorganization event pursuant to which holders of shares of common stock will receive a cash payment for each share surrendered in the reorganization event, make or provide for a cash payment to participants with respect to each award held by a participant equal to (1) the number of shares of common stock subject to the vested portion of the award (after giving effect to any acceleration of vesting that occurs upon or immediately prior to such reorganization event) multiplied by (2) the excess, if any, (A) of the cash payment for each share of common stock surrendered in the reorganization event, over (B) the exercise, measurement or purchase price of such award and any applicable tax withholdings, in exchange for the termination of such award; and/or
•provide that, in connection with the company’s liquidation or dissolution, awards will convert into the right to receive liquidation proceeds (if applicable, net of the exercise, measurement or purchase price thereof and any applicable tax withholdings).

The board of directors is not obligated under the 2017 Plan to treat all awards, all awards held by a participant, or all awards of the same type, identically.

Upon the occurrence of a reorganization event other than the Company’s liquidation or dissolution, the Company’s repurchase and other rights with respect to outstanding awards of restricted stock will continue for the benefit of the succeeding company and will, unless the board of directors determines otherwise, apply to the cash, securities, or other property which the common stock was converted into or exchanged for pursuant to the reorganization event in the same manner and to the same extent as they applied to the shares of common stock subject to the restricted stock award. However, the board of directors may provide for the termination or deemed satisfaction of such repurchase or other rights under the restricted stock award agreement or in any other agreement between a participant and the Company, either initially or by amendment, or provide for forfeiture of such restricted stock if issued at no cost. Upon the Company’s liquidation or dissolution, except to the extent specifically provided to the contrary in the restricted stock award agreement or any other agreement between the participant and the Company, all restrictions and conditions on all restricted stock awards then outstanding will automatically be deemed terminated or satisfied.

Notwithstanding the provisions of the 2017 Plan described above related to reorganization events, except to the extent specifically provided to the contrary in the applicable award agreement or in any other agreement between a participant and the Company:

•each stock option granted under the 2017 Plan will be immediately exercisable in full if, on or prior to the first anniversary of the date of the consummation of the change in control event (as defined in the 2017 Plan), the participant’s employment with the Company or the acquiring or succeeding corporation is terminated for good reason (as defined in the 2017 Plan) by the participant or is terminated without cause (as defined in the 2017 Plan) by the Company or the acquiring or succeeding corporation; and

•each award of restricted stock or RSUs will immediately become free from all conditions or restrictions if, on or prior to the first anniversary of the date of the consummation of the change in control event, the participant’s employment with the Company or the acquiring or succeeding corporation is terminated for good reason by the participant or is terminated without cause by the Company or the acquiring or succeeding corporation.

The board of directors may specify in an award agreement at the time of the grant the effect of a change in control event on any stock appreciation right or other stock-based award.

Acceleration

At any time, the board of directors may provide that any award under the 2017 Plan will become immediately exercisable in whole or in part, free of some or all restrictions or conditions, or otherwise realizable in whole or in part, as the case may be.

Amendment of Plan and Awards

The board of directors may amend, suspend, or terminate the 2017 Plan or any portion thereof at any time, however if approval of the stockholders as to any modification or amendment is required under the Code, with respect to incentive stock options, the board of directors may not effect such modification or amendment without such approval. The board of directors may amend, modify or terminate any outstanding award, however the participant’s consent to such action is required unless the board of directors determines that the action, taking into account any related action, does not materially and adversely affect the participant’s rights under the 2017 Plan or the change is otherwise permitted by the 2017 Plan. Furthermore, the board of directors may amend any outstanding award granted under the 2017 Plan to provide an exercise price per share that is lower than the then-current exercise price per share of such award or, without stockholder approval, cancel any outstanding award and grant in substitution therefor new awards under the 2017 Plan covering the same or a different number of shares of common stock and having an exercise price per share lower than the then-current exercise price per share of the cancelled award.

Termination

The 2017 Plan terminates on or after the date that is ten years following the earlier of (i) the date on which the 2017 Plan was adopted by the board of directors or (ii) the date the 2017 Plan was approved by the Carisma stockholders, but all awards previously granted may extend beyond such date.

We do not expect to grant any new awards under the 2017 Plan.

401(k) Plan

We maintain a defined contribution employee retirement plan for our employees, including our executive officers. The plan is intended to qualify as a tax-qualified 401(k) plan so that contributions to the 401(k) plan, and income earned on such contributions, are not taxable to participants until withdrawn or distributed from the 401(k) plan (except in the case of contributions under the 401(k) plan designated as Roth contributions). Under the 401(k) plan, each employee is fully vested in his or her deferred salary contributions and our discretionary match. Employee contributions are held and invested by the plan’s trustee as directed by participants. The 401(k) plan provides us with the discretion to match employee contributions. Effective May 1, 2022, we implemented a matching policy under which we match 100% of an employee’s contributions to the 401(k) plan, up to a maximum of 5% of the employee’s base salary and bonus paid during the year.

Policies and Practices Related to the Grant of Equity Awards

We grant stock options to our employees and directors on an annual basis. We may also grant stock options to individuals upon hire or promotion or for retention purposes. We currently do not grant stock appreciation rights or similar option-like instruments. During the last fiscal year, neither our board of directors nor the compensation committee took material nonpublic information into account when determining the timing or terms of stock options, nor did the Company time the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.

Summary of Dodd-Frank Compensation Recovery Policy or “Clawback” Policy

We adopted the Dodd-Frank Compensation Recovery Policy (the “Clawback Policy”), effective October 2, 2023. The Clawback Policy complies with Nasdaq and SEC rules and regulations and generally provides for the recovery of erroneously awarded compensation (as defined in the Clawback Policy) received by current and former executive officers (as defined in Rule 16a-1(f) under the Exchange Act) in the event of a required accounting restatement.

Director Compensation and Narrative Disclosure

In April 2023, following the closing of the Merger, we adopted a director compensation policy. Under our director compensation policy, we pay our non-employee directors a cash retainer for service on our board of directors and for service on each committee on which the director is a member, and the chair of the board and of each committee receive additional retainers for such service. These fees are payable in arrears in four equal quarterly installments on the last day of each quarter, provided that the amount of such payment is prorated for any portion of such quarter that the director is not serving on our board of directors or on such committee. The fees paid to non-employee directors for service on the board of directors and for service on each committee of the board of directors on which the director is a member are as follows:

Name	Member Annual Fee	Chair Incremental Annual Fee
Board of Directors	$40,000	$67,500
Audit Committee	$7,500	$7,500

Compensation Committee	$5,000	$5,000
Nominating and Corporate Governance Committee	$4,000	$4,000
Science Committee	$5,000	$5,000

Our director compensation policy provides that we will reimburse our non-employee directors for reasonable out-of-pocket business expenses incurred in connection with attending meetings of our board of directors and any committee of our board of directors on which they serve. Non-employee directors will also be reimbursed for reasonable out of-of-pocket business expenses authorized by the board of directors or a committee of the board of directors that are incurred in connection with attendance at various conferences or meetings with our management.

In addition, each non-employee director has received, upon his or her initial election or appointment to our board of directors, an option to purchase 38,700 shares of our common stock under the 2014 Plan (the “Initial Option”). Each of these Initial Options will vest as to 2.7778% of the shares of our common stock underlying such option at the end of each successive one-month period following the date of grant until the third anniversary of the date of grant, subject to the non-employee director’s continued service as a director. Further, on the date of the first board meeting held after each annual meeting of stockholders, each non-employee director received an option to purchase 19,350 shares of our common stock under the 2014 Plan (the “Annual Option”). Each of these Annual Options will vest with respect to all of the shares underlying such option on the first anniversary of the grant date or, if earlier, immediately prior to the first annual meeting of stockholders occurring after the grant date, subject to the non-employee director’s continued service as a director. All options issued to our non-employee directors under the director compensation policy will be issued at exercise prices equal to the fair market value of our common stock on the date of grant and will become exercisable in full upon specified change in control events.

Effective January 1, 2025, the board of directors approved the following modifications to the director compensation policy: (i) the Initial Option award was increased to 60,000 shares of common stock and (ii) the Annual Option award was increased to 30,000 shares of common stock.

2024 Director Compensation Table

The following table presents the total compensation paid by the Company to each person who served as a non-employee member of our board of directors during the fiscal year ended December 31, 2024.

Name	Fees Earned or Paid in Cash ($)(1)	Option Awards ($)(2)(3)	All Other Compensation ($)	Total ($)
Sohanya Cheng	$7,917	$31,375	$—	$39,292
Regina Hodits, Ph.D. (4)	$—	$—	$—	$—
John Hohneker, M.D.	$38,750	$85,527	$—	$124,277
Briggs Morrison, M.D.	$57,000	$19,227	$—	$76,227
Björn Odlander, M.D., Ph.D. (5)	$—	$—	$—	$—
David Scadden, M.D.	$25,000	$53,975	$—	$78,975
Marella Thorell	$27,500	$53,975	$—	$81,475
Michael Torok (6)	$39,583	$19,227	$—	$58,810
Chidozie Ugwumba (7)	$13,750	$—	$—	$13,750
Sanford Zweifach	$124,000	$19,227	$—	$143,227

(1)Amounts represent cash compensation for services rendered as a director during 2024.
(2)The amounts reported in the “Option Awards” column reflect the grant date fair value of options awarded during the year computed in accordance with the provisions of FASB ASC Topic 718. Assumptions used in the calculation of these amounts are included in Note 10 to our financial statements included in the Original Filing. These amounts reflect the accounting cost for these stock options and do not reflect the actual economic value that may be realized by non-employee directors upon the vesting of the stock options, the exercise of the stock options or the sale of the common stock underlying such stock options. On the date of the first board meeting held following the 2024 annual meeting of stockholders, 19,350 stock options were granted to each director in office on June 26, 2024, fully vesting on the one-year anniversary of the grant date, subject to continued service through the applicable vesting date. In connection with their initial appointments to the board during 2024, Ms. Cheng, Dr. Hohneker, Dr. Scadden and Ms. Thorell were each granted 38,700 stock options.
(3)The following table shows the number of outstanding stock options held by our directors as of December 31, 2024:

Name	Stock Options Outstanding (#)
Sohanya Cheng	38,700
John Hohneker, M.D.	58,050
Briggs Morrison, M.D.	155,549
David Scadden, M.D.	38,700
Marella Thorell	38,700
Sanford Zweifach	242,671

(4) Dr. Hodits resigned from our board of directors effective June 30, 2024.
(5) Dr. Odlander resigned from our board of directors effective June 30, 2024.
(6) Mr. Torok resigned from our board of directors effective October 31, 2024.
(7) Mr. Ugwumba resigned from our board of directors effective April 1, 2024.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

Unless otherwise provided below, the following table sets forth information with respect to the beneficial ownership of our common stock as of March 31, 2025 by:

•each of our directors;
•each of our NEOs;
•all of our directors and executive officers as a group; and
•each person, or group of affiliated persons, who is known to us to be the beneficial owner of 5% or more of the outstanding shares of our common stock.

The column entitled “Percentage of Shares Beneficially Owned” is based on a total of 41,788,096 shares of our common stock outstanding as of March 31, 2025.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to our common stock. Shares of our common stock subject to options that are currently exercisable or exercisable within 60 days after March 31, 2025 are considered outstanding and beneficially owned by the person holding the options for the purpose of calculating the percentage ownership of that person but not for the purpose of calculating the percentage ownership of any other person. Except as otherwise noted, the persons and entities in this table have sole voting and investing power with respect to all of the shares of our common stock beneficially owned by them, subject to community property laws, where applicable. Except as otherwise set forth below, the address of the beneficial owner is c/o Carisma Therapeutics Inc., 3675 Market Street, Suite 401, Philadelphia, Pennsylvania 19104.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned (%)
5% Stockholders
ModernaTX, Inc.(1)	5,059,338	12.11%
HealthCap VII L.P.(2)	3,398,248	8.13%

AbbVie Biotechnology Ltd.(3)	2,749,855	6.58%
Entities affiliated with IPG(4)	2,713,232	6.49%
Wellington Life Sciences V GmbH & Co. KG(5)	2,297,546	5.50%
SymBiosis II, LLC(6)	2,215,877	5.30%
Named Executive Officers and Directors
Sohanya Cheng (7)	5,375	*
John Hohneker, M.D. (8)	11,825	*
Steven Kelly (9)	1,444,182	3.34%
Michael Klichinsky, Pharm.D., Ph.D.(10)	890,070	2.11%
Richard Morris (11)	460,539	1.09%
Briggs Morrison, M.D.(12)	131,527	*
David Scadden, M.D. (13)	8,600	*
Marella Thorell (14)	8,600	*
Sanford Zweifach(15)	176,831	*
All current executive officers and directors as a group (9 persons)	2,677,010	6.09%

* Less than 1%

(1) Based solely on a Schedule 13G filed by ModernaTX, Inc. on March 13, 2023. ModernaTX, Inc. is wholly owned by Moderna, Inc., a publicly-traded company. The business address of ModernaTX, Inc. is c/o Moderna, Inc., 200 Technology Square, Cambridge, MA 02139.

(2) Based solely on a Schedule 13D/A filed by HealthCap VII, L.P. on May 28, 2024. HealthCap VII GP     LLC, a Delaware limited liability company, is the sole general partner of HealthCap VII, L.P. HealthCap VII GP LLC has delegated voting and dispositive power over the shares to HealthCap VI GP S.A., a corporation organized under the laws of Switzerland and disclaims beneficial ownership of all shares held by HealthCap VII L.P., except to the extent of their pecuniary interest therein. Vanessa Malier and Thomas Ramdahl are each directors of HealthCap VII GP LLC. Fabrice Bernhard serves as general manager of HealthCap VI GP S.A., and each of Dag Richter, François Kaiser and Daniel Schafer serves as a director of HealthCap VI GP S.A. Each of Messrs. Bernhard, Kaiser and Schafer may be deemed to share voting and investment power with respect to the shares held by HealthCap VII L.P. and disclaim beneficial ownership of all shares held by HealthCap VII L.P., except to the extent of their pecuniary interest therein. Björn Odlander is a Managing Partner of HealthCap VII Advisor AB, an affiliate of HealthCap VII L.P., and was a member of our board of directors until his resignation in June 2024. The business address of HealthCap VII L.P. is c/o HealthCap VII GP S.A., 23 Avenue Villamont, Lausanne, CH 1005, Switzerland.

(3) Based solely on a Schedule 13G filed by AbbVie Biotechnology Ltd. on March 13, 2024. Consists of 2,749,855 shares held by AbbVie Biotechnology Ltd, which holds voting and investment control over the shares. The board of directors of AbbVie Biotechnology Ltd. consists of Lindsey Bristow, Jonathan C. Clipper, Stephen Muldoon and Arthur Price. Each of Ms. Bristow and each of Messrs. Clipper, Muldoon and Price may be deemed to share voting and investment power with respect to the shares held by AbbVie Biotechnology Ltd. and disclaim beneficial ownership of all shares held by AbbVie Biotechnology Ltd., except to the extent of their pecuniary interest therein, if any. The business address of AbbVie Biotechnology Ltd. is Thistle House, 4 Burnaby Street, Hamilton HM 11, Bermuda.

(4) Based solely on a Schedule 13G/A filed by the IPG entities (as defined below) on February 2, 2024. Consists of (i) 2,067,924 shares of common stock of the combined company held by IPG Cayman LP, (ii) 267,864 shares of common stock of the combined company held by IPG USA SCO LP and (iii) 377,444 shares of common stock of the combined company held by CT SPV Investment LP (collectively, the “IPG entities”). Longview Innovation Corp., formerly known as IP Group, Inc., has shared voting and investment control over the shares held by the IPG entities. The business address of the IPG entities is c/o Longview Innovation Corp., 3411 Silverside Road, Baynard Building, Suite 252, Wilmington, Delaware 19810.

(5) Consists of 2,297,546 shares held by Wellington Life Sciences V GmbH & Co. KG (the “Wellington Fund”). The Wellington Fund is represented by Wellington Life Sciences Venture Capital Consulting GmbH (the “Wellington General Partner”). The Wellington General Partner holds voting and investment control over the shares. Dr. Regina Hodits and Dr. Rainer Strohmenger, in their functions as managing directors of the Wellington General Partner, have individual signatory power as well as voting and/or investment control over the shares. Dr. Hodits was a member of our board of directors until her resignation in June 2024. The business address of the Wellington Fund and the Wellington General Partner is Tuerkenstrasse 5, 80333 Munich, Germany.

(6) Consists of 2,215,877 shares held by Symbiosis II, LLC, which exercises voting and investment control of the shares. Chidozie Ugwumba is the Managing Partner of Symbiosis II, LLC and as such has sole voting and investment control over the shares. Mr. Ugwumba was also a member of our board of directors until his resignation in April 2024. The business address of Symbiosis II, LLC is 609 S.W. 8th Street, Suite 365, Bentonville, Arkansas 72712.

(7) Consists of 5,375 shares of our common stock underlying options held by Ms. Cheng that are exercisable as of March 31, 2025 or will become exercisable within 60 days of such date.

(8) Consists of 11,825 shares of our common stock underlying options held by Dr. Hohneker that are exercisable as of March 31, 2025 or will become exercisable within 60 days of such date.

(9) Consists of 1,444,182 shares of our common stock underlying options held by Mr. Kelly that are exercisable as of March 31, 2025 or will become exercisable within 60 days of such date.

(10) Consists of (i) 484,347 shares of our common stock held by Dr. Klichinsky and (ii) 405,723 shares of our common stock underlying options held by Dr. Klichinsky that are exercisable as of March 31, 2025 or will become exercisable within 60 days of such date.

(11) Consists of 460,539 shares of our common stock underlying options held by Mr. Morris that are exercisable as of March 31, 2025.

(12) Consists of (i) 12,175 shares of our common stock held by Dr. Morrison and (ii) 119,352 shares of our common stock underlying options held by Dr. Morrison that are exercisable as of March 31, 2025 or will become exercisable within 60 days of such date.

(13) Consists of 8,600 shares of our common stock underlying options held by Dr. Scadden that are exercisable as of March 31, 2025 or will become exercisable within 60 days of such date.

(14) Consists of 8,600 shares of our common stock underlying options held by Ms. Thorell that are exercisable as of March 31, 2025 or will become exercisable within 60 days of such date.

(15) Consists of (i) 413 shares of our common stock held by Mr. Zweifach and (ii) 176,418 shares of our common stock underlying options held by Mr. Zweifach that are exercisable as of March 31, 2025 or will become exercisable within 60 days of such date.

Securities Authorized for Issuance Under Our Equity Compensation Plans

The following table provides information about the securities authorized for issuance under the Company’s equity compensation plans as of December 31, 2024. As of December 31, 2024, we had three equity compensation plans approved by security holders, which include the 2017 Plan, the 2014 Plan, and the Carisma Therapeutics Inc. 2014 Employee Stock Purchase Plan (“2014 ESPP”).

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	7,746,991(1)	$2.81	5,020,720 (2)
Equity compensation plans not approved by security holders	—	$—	—
Total	7,746,991	$2.81	5,020,720

(1) Consists of 7,746,991 shares to be issued upon exercise of outstanding stock options under the 2014 Plan and the 2017 Plan.

(2) Consists of (i) 4,781,159 shares that remained available for future issuance under the 2014 Plan, which shares may be issued pursuant to stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards and (ii) 239,561 shares that remained available for future issuance under the 2014 ESPP.

The 2014 Plan has an evergreen provision that allows for an annual increase in the number of shares available for issuance thereunder to be added on the first day of each fiscal year during the term of the plan beginning with the fiscal year ended December 31, 2024, in an amount equal to the lesser of (a) 4% of the total number of shares of our common stock outstanding on the first day of the applicable fiscal year and (b) the number of shares our common stock determined by our board of directors. On January 1, 2025, 1,670,004 additional shares were reserved for issuance under the 2014 Plan pursuant to this evergreen provision.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Related Person Transactions

The following is a description of transactions since January 1, 2023 to which we have been a party, and in which any of our directors, executive officers and holders of more than 5% of our voting securities and affiliates of our directors, executive officers and holders of more than 5% of our voting securities, had or will have a direct or indirect material interest. We believe that all of the transactions described below were made on terms no less favorable to us than could have been obtained from unaffiliated third parties.

Private Placement of Securities Carisma Pre-Closing Financing

Immediately prior to the effective time of the Merger on March 7, 2023, Legacy Carisma issued an aggregate of 1,964,101 shares of Legacy Carisma common stock at a price per share of $15.60 in cash, for an aggregate purchase price of approximately $30.6 million (the “pre-closing financing”), pursuant to an Amended and Restated Subscription Agreement, dated as of December 29, 2022 (the “Subscription Agreement”), between Legacy Carisma and certain investors named therein. All of the shares of Legacy Carisma common stock issued in the pre-closing financing were exchanged into shares of our common stock at the effective time of the Merger.

The following table sets forth the aggregate number of shares of the Legacy Carisma common stock that were issued and sold to our directors, executive officers and holders of more than 5% of our voting securities and their affiliates in the pre-closing financing and the aggregate amount of consideration for such shares:

Purchaser(1)	Shares of Common Stock	Aggregate Purchase Price
AbbVie Biotechnology Ltd	243,590	$3,800,004.00
HealthCap VII L.P.	303,205	$4,729,998.00
SymBiosis II, LLC	205,128	$3,199,996.80
Wellington Life Sciences V GmbH & Co. KG	211,538	$3,299,992.80
(1)See the “Security Ownership of Certain Beneficial Owners and Management” section above for additional information about securities held by certain of these entities.

Legacy Carisma Stockholders Registration Rights Agreement

On March 7, 2023, in connection with the consummation of the pre-closing financing, Legacy Carisma and the investors party to the Subscription Agreement entered into a Registration Rights Agreement, pursuant to which Legacy Carisma (i) agreed to register for resale the shares issued in the pre-closing financing, and (ii) provided the investors party to the Subscription Agreement (A) the right to require the Company to register additional shares held by such investors under specified circumstances and (B) the right to participate in future registrations of securities by the Company under specified circumstances.

Former Director Affiliations

Some of our former directors are or were affiliated or associated with entities which beneficially own or owned 5% or more of our voting securities as of March 31, 2025, as indicated in the table below:

Directors	Principal Stockholder
Regina Hodits, Ph.D	Wellington Life Sciences V GmbH & Co. KG
Björn Odlander, M.D., Ph.D.	HealthCap VII L.P.

Indemnification Agreements

Our Restated Certificate of Incorporation limits the personal liability of directors for breach of fiduciary duty to the maximum extent permitted by the Delaware General Corporation Law, and provides that no director will have personal liability to us or to our stockholders for monetary damages for breaches of fiduciary duty as a director. In addition, we have entered into indemnification agreements with each of our directors and executive officers. Each indemnification agreement provides for indemnification and advancements by the Company of certain expenses and costs relating to claims, suits or proceedings arising from each individual’s service to the Company as an officer and/or director, as applicable, to the maximum extent permitted by applicable law.

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

If a related person proposes to enter into such a transaction, arrangement or relationship, which we refer to as a “related person transaction,” the related person must report the proposed related person transaction to our principal financial officer or general counsel. The policy calls for the proposed related person transaction to be reviewed and, if deemed appropriate, approved by our audit committee. Whenever practicable, the reporting, review and approval will occur prior to entry into the transaction. If advance review and approval is not practicable, the audit committee will review, and, in its discretion, may ratify the related person transaction. The policy also permits the chair of the audit committee to review and, if deemed appropriate, determine whether to approve proposed related person transactions that arise between committee meetings, subject to ratification by the committee at its next meeting. Any related person transactions that are ongoing in nature will be reviewed annually.

A related person transaction reviewed under the policy will be considered approved or ratified if it is authorized by the audit committee after full disclosure of the related person’s interest in the transaction. As appropriate for the circumstances, the audit committee will review and consider:

•the related person’s interest in the related person transaction;
•the approximate dollar value of the amount involved in the related person transaction;
•the approximate dollar value of the amount of the related person’s interest in the transaction without regard to the amount of any profit or loss;
•whether the transaction was undertaken in the ordinary course of our business;
•whether the terms of the transaction are no less favorable to us than terms that could have been reached with an unrelated third party;
•the purpose of, and the potential benefits to us of, the transaction; and
•any other information regarding the related person transaction or the related person in the context of the proposed transaction that would be material to investors in light of the circumstances of the particular transaction.
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

In addition to the transactions that are excluded by the instructions to the SEC’s related person transaction disclosure rule, our board of directors has determined that the following transactions do not create a material direct or indirect interest on behalf of related persons and, therefore, are not related person transactions for purposes of this policy:

•interests arising solely from the related person’s position as an executive officer of another entity, whether or not the person is also a director of the entity, that is a participant in the transaction where the related person and all other related persons own in the aggregate less than a 10% equity interest in such entity, the related person and such person’s immediate family members are not involved in the negotiation of the terms of the transaction and do not receive any special benefits as a result of the transaction and the amount involved in the transaction is less than the greater of $200,000 or 5% of the annual gross revenues of the Company receiving payment under the transaction; and

•a transaction that is specifically contemplated by provisions of our certificate of incorporation or bylaws.
The policy provides that transactions involving compensation of executive officers shall be reviewed and approved by our compensation committee in the manner specified in the compensation committee’s charter.

Board Determination of Independence

Applicable Nasdaq rules require a majority of a listed company’s board of directors to be comprised of independent directors within one year of listing. In addition, Nasdaq rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and corporate governance committees be independent. Audit committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Exchange Act, and compensation committee members must also satisfy the independence criteria set forth in Rule 10C-1 under the Exchange Act. Under applicable Nasdaq rules, a director will only qualify as an “independent director” if, among other things, in the opinion of the listed company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In order to be considered independent for purposes of Rule 10A-3, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors, or any other board committee, accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries or otherwise be an affiliated person of the listed company or any of its subsidiaries. In order to be considered independent for purposes of Rule 10C-1, the board of directors must consider, for each member of a compensation committee of a listed company, all factors specifically relevant to determining whether a director has a relationship to such company which is material to that director’s ability to be independent from management in connection with the duties of a compensation committee member, including, but not limited to: (i) the source of compensation of the director, including any consulting advisory or other compensatory fee paid by such company to the director; and (ii) whether the director is affiliated with the Company or any of its subsidiaries or affiliates.

Our board of directors has determined that each of our directors, with the exception of Mr. Kelly, is an “independent director” as defined under applicable Nasdaq rules, including, in the case of all the members of our audit committee, the independence criteria set forth in Rule 10A-3 under the Exchange Act, and in the case of all the members of our compensation committee, the independence criteria set forth in Rule 10C-1 under the Exchange Act. Our board of directors had determined that Chidozie Ugwumba, who resigned from our board of directors in April 2024, Regina Hodits and Björn Odlander, who resigned from our board of directors in June 2024, and Michael Torok, who resigned from our board of directors in October 2024, were each an “independent director” as defined under the applicable Nasdaq rules. In making such determinations, our board of directors considered the relationships that each such non-employee director has with our company and all other facts and circumstances that our board of directors deemed relevant in determining his or her independence, including the beneficial ownership of our capital stock by each non-employee director. Mr. Kelly is not an independent director under these rules because he serves as our President and Chief Executive Officer.

There are no family relationships among any of our directors or executive officers.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees and Services

KPMG LLP was our independent registered public accounting firm for the years ended December 31, 2024 and December 31, 2023. As disclosed in a Current Report on Form 8-K filed with the SEC on March 8, 2023, on March 6, 2023, the audit committee dismissed Ernst & Young LLP as our independent registered public accounting firm, effective as of the effective time of the Merger and on March 7, 2023, the audit committee approved the engagement of KPMG LLP as our independent registered public accounting firm for the year ended December 31, 2023.

We incurred the following fees from KPMG LLP for the audits of the consolidated financial statements and for other services provided during the years ended December 31, 2024 and 2023:

Fee Category	2024	2023
Audit fees(1)	$525,000	$570,740
Audit-related fees	-	-
Tax fees(2)	92,457	105,000
All other fees	-	-
Total fees	$617,457	$675,740

(1)“Audit fees” consists of fees incurred for the audit of our consolidated financial statements, including the review of our interim financial statements, fees related to comfort letters and review of SEC filings, and fees related to the review of our Registration Statement on Form S-4 in 2023.
(2)“Tax fees” consist of fees for tax compliance services and tax consulting.

We incurred the following fees from Ernst & Young LLP for the audit of the consolidated financial statements and for other services provided during the year ended December 31, 2023 :

Fee Category	2023
Audit fees(1)	$91,500
Audit-related fees	-
Tax fees(2)	63,398
All other fees	-
Total fees	$154,898

(1)“Audit fees” for fiscal year 2023 consist of a) fees incurred in connection with our registration statement on Form S-8 filed with the SEC April 4, 2023, b) fees incurred in connection with our registration statements on Form S-3 filed with the SEC on April 17, 2023, and c) related comfort letter procedures.
(2)“Tax fees” for services performed in fiscal years 2023 consist of fees for tax compliance services relating primarily to the preparation of Sesen Bio’s U.S. and various state tax returns. In addition, “tax fees” for fiscal years 2023 relate to services rendered related to our recovery of German VAT taxes paid for the shipment of our drug substance from the United States to our contract manufacturer in Germany, and tax advisory transfer pricing services.

The reports of Ernst & Young LLP on Sesen Bio’s condensed financial statements for the interim period from January 1, 2023 through March 7, 2023 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

In connection with the audits of Sesen Bio’s condensed financial statements for the interim period from January 1, 2023 through March 7, 2023, there were no: (i) disagreements between the Company and Ernst & Young LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures, which disagreements if not resolved to the satisfaction of Ernst & Young LLP, would have caused Ernst & Young LLP to make reference to the matter in its report or (ii) reportable events as that term is described in Item 304(a)(1)(v) of Regulation S-K.

During the years ended December 31, 2024 and 2023, neither us, Legacy Carisma, nor anyone on our or Legacy Carisma’s behalf, consulted with KPMG LLP, regarding either (i) the application of accounting principles to a specific transaction, completed or proposed, or the type of audit opinion that might be rendered on Legacy Carisma’s financial statements, and neither a written report nor oral advice was provided to Legacy Carisma that KPMG LLP concluded was an important factor considered by Legacy Carisma in reaching a decision as to any accounting, auditing or financial reporting issue or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

Audit Committee Pre-Approval Policy and Procedures

Our audit committee has adopted policies and procedures relating to the approval of all audit and non-audit services that are to be performed by our independent registered public accounting firm. This policy provides that we will not engage our independent registered public accounting firm to render audit or non-audit services unless the service is specifically approved in advance by our audit committee or the engagement to render the service is entered into pursuant to the audit committee’s pre-approval procedure described below.

From time to time, our audit committee may pre-approve specified types of services that are expected to be provided to us by our independent registered public accounting firm during the next 12 months. At the time such pre-approval is granted, the audit committee must identify the particular pre-approved services in a sufficient level of detail so that our management will not be called upon to make a judgment as to whether a proposed service fits within the pre-approved services and, at each regularly scheduled meeting of the audit committee following such pre-approval, management or the independent registered public accounting firm shall report to the audit committee regarding each service actually provided to us pursuant to such pre-approval.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

1.Financial Statements

The response to this portion of Item 15 is incorporated by reference from the Original Filing into this Amendment.

2. Financial Statement Schedules

No financial statement schedules have been filed as part of this Amendment because they are not applicable, not required or because the information is otherwise included in our financial statements or notes thereto.

3. Exhibits

The following is a list of exhibits filed as part of this Amendment.

EXHIBIT INDEX

Exhibit Number	Description
3.1*	Restated Certificate of Incorporation of Carisma Therapeutics Inc., dated March 7, 2023, as amended
3.2
Amended and Restated By-Laws of Carisma Therapeutics Inc., dated March 7, 2023 (incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K (File No. 001-36296) filed on March 8, 2023).

4.1
Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.1 to the registrant’s Annual Report on Form 10-K (File No. 001-36296) filed on March 31, 2025).

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

19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the registrant’s Annual Report on Form 10-K (File No. 001-36296) filed on March 31, 2025).
21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the registrant’s Annual Report on Form 10-K (File No. 001-36296) filed on March 31, 2025).
23.1
Consent of KPMG LLP, independent registered public accounting firm (incorporated by reference to Exhibit 23.1 to the registrant’s Annual Report on Form 10-K (File No. 001-36296) filed on March 31, 2025).

31.1
Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.1 to the registrant’s Annual Report on Form 10-K (File No. 001-36296) filed on March 31, 2025)

31.2
Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.2 to the registrant’s Annual Report on Form 10-K (File No. 001-36296) filed on March 31, 2025)

31.3*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1
Certifications of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the registrant’s Annual Report on Form 10-K (File No. 001-36296) filed on March 31, 2025).

32.2
Certifications of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32,2 to the registrant’s Annual Report on Form 10-K (File No. 001-36926) filed on March 31, 2025).

97	Compensation Recovery Policy (incorporated by reference to Exhibit 97 to the registrant's Annual Report on Form 10-K (File No. 001-36296) filed on April 1, 2024).
101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

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

Date: April 29, 2025	CARISMA THERAPEUTICS INC.

	By:	/s/ Steven Kelly
Name: Steven Kelly
Title: President and Chief Executive Officer