Form 10-Q
period 2025-03-31
Carisma Therapeutics Inc.
filed 2025-05-13
CIK 1485003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________
FORM 10-Q
____________________________________________________________
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 9, 2025, the registrant had 41,788,096 shares of common stock, $0.001 par value per share, outstanding.

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
•our potential to receive future milestones and royalty payments under our collaboration with ModernaTX, Inc., or Moderna, or to realize value from such collaboration;
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
•political and economic developments; and
•such other matters as discussed in our Annual Report on Form 10-K for the year ended December 31, 2024 including Part I, Item 1A, “Risk Factors”.
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
ii

CARISMA THERAPEUTICS INC.
iii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
CARISMA THERAPEUTICS INC.
Unaudited Consolidated Balance Sheets
(in thousands, except share and par value)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$7,740	$17,909
Prepaid expenses and other assets	2,901	5,916
Assets held for sale	3,313	—
Total current assets	13,954	23,825
Property and equipment, net	—	4,385
Right of use assets – operating leases	1,999	2,040
Deferred financing costs	—	208
Total assets	$15,953	$30,458

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$3,251	$2,081
Accrued expenses	4,705	7,448
Deferred revenue	—	3,729
Operating lease liabilities	998	832
Finance lease liabilities	640	905
Other current liabilities	853	1,060
Total current liabilities	10,447	16,055
Deferred revenue	41,250	41,250
Operating lease liabilities	687	724
Finance lease liabilities	—	20
Other long-term liabilities	231	318
Total liabilities	52,615	58,367
Commitments and contingencies (Note 6)
Stockholders’ deficit:
Preferred stock $0.001 par value, 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock $0.001 par value, 350,000,000 shares authorized, 41,788,096 and 41,750,109 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	41	41
Additional paid-in capital	278,142	277,629
Accumulated deficit	(314,845)	(305,579)
Total stockholders’ deficit	(36,662)	(27,909)
Total liabilities and stockholders’ deficit	$15,953	$30,458
See accompanying notes to unaudited interim consolidated financial statements.

CARISMA THERAPEUTICS INC.
Unaudited Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2025	2024
Collaboration revenues	$3,729	$3,397
Operating expenses:
Research and development	9,156	17,462
General and administrative	3,907	5,445
Total operating expenses	13,063	22,907
Operating loss	(9,334)	(19,510)
Interest income, net	68	532
Pre-tax loss	(9,266)	(18,978)
Income tax expense	—	—
Net loss	$(9,266)	$(18,978)

Share information:
Net loss per share of common stock, basic and diluted	$(0.22)	$(0.46)
Weighted-average shares of common stock outstanding, basic and diluted	41,771,213	40,938,464
See accompanying notes to unaudited interim consolidated financial statements.

CARISMA THERAPEUTICS INC.
Unaudited Consolidated Statements of Stockholders’ (Deficit) Equity
(in thousands, except share data)

	Stockholders’ (Deficit) Equity
	Common stock		Additional paid-in capital	Accumulated deficit	Total
	Shares	Amount
Balance at December 31, 2024	41,750,109	$41	$277,629	$(305,579)	$(27,909)
Exercise of stock options	37,987	—	5	—	5
Stock-based compensation	—	—	508	—	508
Net loss	—	—	—	(9,266)	(9,266)
Balance at March 31, 2025	41,788,096	$41	278,142	(314,845)	(36,662)

Balance at December 31, 2023	40,609,915	$40	$271,594	$(245,102)	$26,532
Exercise of stock options	1,579	—	2	—	2
Stock-based compensation	—	—	1,057	—	1,057
Sale of common stock under Open Market Sales Agreement, net of issuance costs	931,250	1	2,281	—	2,282
Net loss	—	—	—	(18,978)	(18,978)
Balance at March 31, 2024	41,542,744	41	274,934	(264,080)	10,895
See accompanying notes to unaudited interim consolidated financial statements.

CARISMA THERAPEUTICS INC.
Unaudited Consolidated Statement of Cash Flows
(in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(9,266)	$(18,978)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	661	1,693
Stock-based compensation expense	508	1,057
Reduction in the operating right of use assets	877	1,360
Write-off of deferred financing costs	208	—
(Gain) loss on sale of property and equipment	(113)	67
Non-cash interest expense	19	236
Changes in operating assets and liabilities:
Prepaid expenses and other assets	3,015	(1,572)
Accounts payable	1,170	(1,826)
Accrued expenses	(2,743)	(2,933)
Deferred revenue	(3,729)	(224)
Operating lease liabilities	(707)	(1,355)
Other long term liabilities	33	50
Net cash used in operating activities	(10,067)	(22,425)
Cash flows from investing activities:
Proceeds from the sale of property and equipment	524	—
Purchases of property and equipment	—	(17)
Net cash provided by (used in) investing activities	524	(17)
Cash flows from financing activities:
Payment of principal related to finance lease liabilities	(304)	(1,319)
Proceeds from failed sale-leaseback arrangement	—	686
Payment of finance liability from failed sale-leaseback arrangements	(327)	(303)
Proceeds from the exercise of stock options	5	2
Sale of common stock under Open Market Sales Agreement, net of issuance costs	—	2,286
Net cash (used in) provided by financing activities	(626)	1,352
Net decrease in cash, cash equivalents and restricted cash	(10,169)	(21,090)
Cash, cash equivalents, and restricted cash at beginning of the year	17,909	77,605
Cash, cash equivalents and restricted cash at end of the period	$7,740	$56,515

Supplemental disclosures of cash flow information:
Cash paid for interest	$33	$50

Supplemental disclosure of non-cash financing and investing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$836	$4,337
Right-of-use assets obtained in exchange for new financing lease liabilities	$—	$2,470
Property and equipment in accounts payable	$—	$59
See accompanying notes to unaudited interim consolidated financial statements.

CARISMA THERAPEUTICS INC.
Notes to the Interim Consolidated Financial Statements

(1)    Background

Carisma Therapeutics Inc., a Delaware corporation (collectively with its subsidiaries, the Company), is a biotechnology company focused on applying its industry leading expertise in macrophage engineering to develop transformative therapies to treat serious diseases including liver fibrosis and cancer.

In March and December 2024, the Company’s board of directors approved revised operating plans to reduce monthly operating expenses, conserve cash, and refocus the Company’s efforts on strategic priorities. As part of these plans, in March 2024 the Company elected to cease further development of its first lead product candidate, CT-0508. In December 2024 as part of the plan, the Company elected to cease further development of its then lead product candidate, CT-0525, following an assessment of the competitive landscape in anti-HER2 treatments and the impact of recently approved therapies on HER2 antigen loss/downregulation, and the effects on the future development strategy of any anti-HER2 product.

As part of a further revised plan approved by the Company's board of directors on March 25, 2025 to preserve the Company's existing cash resources following its reduction in workforce, as further discussed below (the cash preservation plan), the Company reduced its operations to those necessary to identify and explore a range of strategic alternatives to maximize value and prepare to wind down its business. The cash preservation plan prioritizes payments necessary and appropriate for those reduced operations and those that will help to evaluate our strategic alternatives. Potential strategic alternatives to be explored and evaluated may include, among other transactions, the sale, license, monetization or divestiture of one or more of the Company's assets or technologies, a strategic collaboration or partnership with one or more parties or the merger or sale of the Company. Any future resumption of research and development activities would depend on completing a strategic transaction that would support the Company's prior operating plans or otherwise obtaining significant additional funding.

As part of the cash preservation plan, the board of directors determined to terminate all of its employees not deemed necessary to pursue strategic alternatives and execute an orderly wind down of our operations. Affected employees were informed of the reduction in workforce on March 25, 2025, which became effective on March 31, 2025. The reduction in workforce included 37 of the Company's full-time employees representing approximately 84% of the Company's total workforce, including certain employees engaged in research and development, manufacturing and corporate activities. The Company incurred approximately $3.4 million in connection with the reduction in workforce during the three months ended March 31, 2025 and expects to incur an additional $0.4 million in the second quarter of 2025 related to further potential terminations, which primarily represents one-time employee termination benefits directly associated with the workforce reduction. The Company expects to pay the majority of related reduction in workforce amounts by the end of 2025.

NASDAQ Compliance

On October 10, 2024, the Company received written notice from The Nasdaq Stock Market LLC (Nasdaq) indicating that the Company no longer satisfied Nasdaq Listing Rule 5450(b)(2)(A), which requires the Company to maintain a minimum market value of listed securities (MVLS) of $50.0 million (the MVLS Rule) for continued listing on The Nasdaq Global Market. In accordance with Nasdaq Listing Rule 5810(c)(3) (the Grace Period Rule), the Company had 180 calendar days, or until April 8, 2025 (the Compliance Date), to regain compliance with the MVLS Rule.

On April 10, 2025, Nasdaq notified the Company that, based upon the Company’s continued non-compliance with the MVLS Rule, as of the Compliance Date, the Company’s securities were subject to delisting from Nasdaq unless the Company requested a hearing before the Nasdaq Hearings Panel (the Panel). The Company has requested a hearing before the Panel, which is scheduled to be held on May 22, 2025. The request has stayed any further suspension or delisting action by Nasdaq at least until the hearing is held and any extension that the Panel may grant to the Company following the hearing has expired. There can be no assurance that the Panel will grant the Company’s request for continued listing.

Also on April 10, 2025, Nasdaq notified the Company that it no longer satisfied Nasdaq Listing Rule 5450(b)(2)(C), which requires the Company to maintain a minimum market value of publicly held shares (MVPHS) of $15.0 million (the MVPHS Rule) for continued listing on The Nasdaq Global Market. In accordance with the Grace Period Rule, the Company has 180 calendar days, or until October 7, 2025, to regain compliance with the MVPHS Rule.

CARISMA THERAPEUTICS INC.
Notes to the Interim Consolidated Financial Statements
Additionally, and as previously disclosed, on January 6, 2025, Nasdaq notified the Company that it no longer satisfied Nasdaq Listing Rule 5450(a)(1), which requires the Company to maintain a minimum bid price of $1.00 per share (the Bid Price Rule together with the MVLS Rule and the MVPHS Rule, the Price-based Rules) for continued listing on The Nasdaq Global Market. In accordance with the Grace Period Rule, the Company has 180 calendar days, or until July 7, 2025, to regain compliance with the Bid Price Rule.

To evidence compliance with the Price-based Rules, an issuer must evidence compliance with the applicable minimum threshold for at least ten, but generally not more than 20, consecutive business days. Although the Company is considering all available options to regain compliance with the applicable listing criteria, there can be no assurance that the Company will be able to do so.

(2)    Development-Stage Risks and Liquidity
The Company has incurred losses and negative cash flows from operations since inception and has an accumulated deficit of $314.8 million as of March 31, 2025. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales from its product candidates currently in development. As of March 31, 2025, the Company had cash and cash equivalents of $7.7 million. Based on current projections, the Company believes that it does not have sufficient cash and cash equivalents to support its operations for more than one year following the date that these financial statements are issued. As a result of these conditions, substantial doubt exists about the Company’s ability to continue as a going concern. In addition, changing circumstances could cause the Company to consume capital significantly faster than currently anticipated, and the Company may need to spend more than currently expected because of circumstances beyond its control. The Company's cash forecast contains estimates and assumptions, and management cannot predict the timing of all cash receipts and expenditures with certainty. The accompanying consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liability that might result from the outcome of this uncertainty.

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
(3)    Summary of Significant Accounting Policies
Interim Financial Statements
The summary of significant accounting policies is included in the Company’s audited consolidated financial statements and related notes as of and for the year ended December 31, 2024 found in the Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 31, 2025.
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

CARISMA THERAPEUTICS INC.
Notes to the Interim Consolidated Financial Statements
The accompanying unaudited interim consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. In the opinion of management, the accompanying unaudited interim consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the unaudited interim consolidated financial statements) considered necessary to present fairly the Company’s financial position as of March 31, 2025 and its results of operations for the three months ended March 31, 2025 and 2024. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. The unaudited interim consolidated financial statements, presented herein, do not contain all of the required disclosures under GAAP for annual financial statements. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes as of and for the year ended December 31, 2024 found in the Company's Annual Report on Form 10-K filed with the SEC on March 31, 2025.
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
Significant areas that require management’s estimates include stock-based compensation assumptions and accrued research and development.
Assets Held for Sale
In March 2025, the Company committed to a plan to sell its remaining equipment and therefore has classified the amount as assets held for sale on the consolidated balance sheet as of March 31, 2025. The assets held for sale were reported at the lower of the carrying amount or fair value, less costs to sell.
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

CARISMA THERAPEUTICS INC.
Notes to the Interim Consolidated Financial Statements
The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis:

(in thousands)	Fair value measurement at reporting date using
	(Level 1)	(Level 2)	(Level 3)
March 31, 2025
Assets:
Cash equivalents – money markets accounts	$6,965	$—	$—
December 31, 2024
Assets:
Cash equivalents – money markets accounts	$14,887	$—	$—
During the three months ended March 31, 2025 and 2024, there were no transfers between Level 1, Level 2 and Level 3.
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
Segment information
Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker (CODM), or decision-making group, in deciding how to allocate resources in assessing performance. The Company has one operating segment. The Company's CODM is the chief executive officer. The Company's CODM manages the Company's operations on a consolidated basis for the purpose of allocating resources.

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

The table below summarizes the significant expense categories regularly reviewed by the CODM for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Collaboration revenues	$3,729	$3,397
Less:
Research and development, excluding facilities, personnel, depreciation and amortization expenses	1,528	10,191
General and administrative, excluding facilities and personnel expenses, depreciation and amortization expenses	2,421	3,656
Facilities expense	1,099	1,632
Personnel expense	7,354	6,529
Depreciation, amortization and interest on finance and sale-leaseback lease liabilities	712	1,185
Other segment items(a)	(119)	(818)
Net loss	$(9,266)	$(18,978)

CARISMA THERAPEUTICS INC.
Notes to the Interim Consolidated Financial Statements

(a) "Other segment items" includes interest income.
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

	March 31,
	2025	2024
Stock options	6,895,824	8,210,547
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
(4)    Prepaid Expenses and other assets
Prepaid expenses and other assets consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Research and development	$—	$1,715
Collaboration receivable (Note 10)	—	2,864
Other receivables (a)	1,209	—
Deposits	845	925
Insurance	717	340
Other	130	72
	$2,901	$5,916
(a) "Other receivables" primarily consisted of equipment sales, sales and use tax refunds, and research and development tax refunds.

CARISMA THERAPEUTICS INC.
Notes to the Interim Consolidated Financial Statements
(5)    Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Research and development	$525	$1,845
Professional fees	465	537
Compensation and related expenses	3,554	4,879
Other	161	187
	$4,705	$7,448
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
The Company carries laboratory equipment from failed sale-leasebacks, as assets held for sale on the accompanying unaudited interim consolidated balance sheets. The ongoing lease payments are recorded as reductions to the finance liability and interest expense. As of March 31, 2025, the Company had a $1.7 million financing liability recorded in other current liabilities and other long-term liabilities on the unaudited interim consolidated balance sheets.
The elements of the lease costs were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Operating lease cost	$929	$1,469
Finance lease cost:
Amortization of lease assets	263	1,298
Interest on lease liabilities	19	236
Total finance lease cost	282	1,534
Variable lease cost	115	472
Total lease cost	$1,326	$3,475

CARISMA THERAPEUTICS INC.
Notes to the Interim Consolidated Financial Statements
Lease term and discount rate information related to leases was as follows:

	March 31,
	2025	2024
Weighted-average remaining lease term (in years)
Operating leases	2.4	2.3
Finance leases	0.6	1.5

Weighted-average discount rate
Operating leases	9.8%	9.3%
Finance leases	9.0%	9.0%
Supplemental cash flow information was as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash used in operating leases	$707	$1,463
Operating cash used in finance leases	$19	$236
Financing cash used in finance leases	$304	$1,319
Future maturities of lease liabilities were as follows as of March 31, 2025 (in thousands):

	Operating Leases	Finance Leases
Fiscal year ending:
2025 (remaining nine months)	$1,042	$639
2026	226	20
2027	233	—
2028	240	—
2029	184	—
Thereafter	—	—
Total future minimum payments	1,925	659
Less imputed interest	(240)	(19)
Present value of lease liabilities	$1,685	$640
Licensing and Sponsored Research Agreements

Under a license agreement with The Trustees of the University of Pennsylvania (Penn), entered into in November 2017, the Company is required to make annual payments of $25,000. Penn is eligible to receive up to $10.9 million per product in development upon the achievement of certain clinical, regulatory and commercial milestone events. There are additional milestone payments required to be paid of up to $30.0 million per product in commercial milestones and up to an additional $1.7 million in development and regulatory milestone payments for the first CAR-M product directed to mesothelin. Additionally, the Company is obligated to pay Penn single-digit royalties based on its net sales.
Contingencies
Liabilities for loss contingencies, arising from claims, assessments, litigation, fines, penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be

CARISMA THERAPEUTICS INC.
Notes to the Interim Consolidated Financial Statements
reasonably estimated. As of March 31, 2025, the Company was in negotiations with a vendor to determine the total costs owed for research and development services provided. While the negotiations are ongoing, the Company believes a liability is probable. The Company has estimated the amount to be owed to be $1.5 million, of which $1.0 million and $0.5 million are included within accounts payable and accrued expenses, respectively, on the accompanying consolidated balance sheets. The final amount owed may differ from the estimate as negotiations progress. The Company will continue to evaluate the matter and will adjust the liability as necessary based on any new information or agreements reached with the vendor.
(7)    Stockholders’ Equity
Open Market Sales Agreement
On April 17, 2023, the Company filed a universal shelf registration statement on Form S-3, which was declared effective on May 2, 2023 (Registration Statement). Under the Registration Statement, the Company may offer and sell up to $300.0 million of a variety of securities, including debt securities, common stock, preferred stock, depositary shares, subscription rights, warrants and units from time to time in one or more offerings at prices and on terms to be determined at the time of the offering. On May 12, 2023, the Company entered into an Amended and Restated Open Market Sale AgreementSM (Sale Agreement) with Jefferies LLC, as sales agent, pursuant to which the Company may offer and sell shares of common stock with an aggregate offering price of up to $100.0 million under an “at-the-market" offering program. During the three months ended March 31, 2024, the Company sold 931,250 shares of common stock for gross proceeds of $2.3 million. The Company did not sell any shares of common stock under the Sale Agreement during the three months ended March 31, 2025.
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
2014 Stock Incentive Plan

The Amended and Restated Stock Incentive Plan, as amended (the 2014 Plan), provides for the grant of incentive and non-qualified stock options, restricted stock awards and restricted stock units, stock appreciation rights and other stock-based awards to the Company’s employees, officers, directors, consultants, and advisors, with amounts and terms of grants determined by the Company’s board of directors at the time of grant. Stock options outstanding under the 2014 Plan generally vest over a four-year period and are exercisable for a period of ten years from the date of grant. As of March 31, 2025, approximately 5.6 million shares of common stock remained available for issuance.
2014 Employee Stock Purchase Plan

The Carisma Therapeutics Inc. 2014 Employee Stock Purchase Plan (the 2014 ESPP) provides employees with the opportunities to purchase shares of common stock at a 15% discount to the market price through payroll deductions or lump sum cash investments. The 2014 ESPP had 0.2 million shares of common stock available for issuance as of March 31, 2025.

CARISMA THERAPEUTICS INC.
Notes to the Interim Consolidated Financial Statements
The following table summarizes stock option activity for the three months ended March 31, 2025:

	Options	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2024	7,746,991	$2.81
Exercised	(37,987)	0.11		$14
Granted	1,749,000	0.50
Forfeited	(2,562,180)	1.99
Outstanding as of March 31, 2025	6,895,824	$2.54	7.2	$31
Exercisable as of March 31, 2025	4,693,361	$2.51	6.4	$31
The weighted-average grant-date per share fair values of options granted during the three months ended March 31, 2025 and 2024 were $0.42 and $1.72, respectively. The fair values in the three months ended March 31, 2025 and 2024 were estimated using the Black-Scholes option-pricing model based on the following assumptions:

Three Months Ended March 31,
	2025	2024
Risk-free interest rate	4.32% - 4.35%	3.77% - 3.89%
Expected term	6 years	6 years
Expected volatility	108.30% - 110.68%	103.39% - 105.96%
Expected dividend yield	—	—
Stock-Based Compensation Expense
The Company recorded stock-based compensation expense in the following expense categories in its accompanying unaudited interim consolidated statements of operations:

	Three Months Ended March 31,
	2025	2024
Research and development	$107	$436
General and administrative	401	621
	$508	$1,057
In connection with the cash preservation plan, 2.6 million options were forfeited during the three months ended March 31, 2025, resulting in a reduction in stock-based compensation expense related to research and development and, general and administrative employees. Compensation cost for awards not vested as of March 31, 2025 was $3.7 million and will be expensed over a weighted-average period of 2.3 years.
(9)    Related-Party Transactions
The Company has a collaboration and license agreement with Moderna, a significant stockholder (See Note 10 – Moderna Collaboration and License Agreement).
(10)    Moderna Collaboration and License Agreement

In January 2022, the Company entered into a collaboration agreement with Moderna (the Moderna License Agreement), which provides for a broad strategic collaboration to discover, develop and commercialize in vivo engineered chimeric antigen receptor macrophage and monocyte (CAR-M) therapeutics in oncology. Moderna has the right to designate up to

CARISMA THERAPEUTICS INC.
Notes to the Interim Consolidated Financial Statements
twelve research targets as development targets under this collaboration. While the collaboration was initially limited to oncology, in September 2024, the companies agreed to expand the collaboration to discover, develop and commercialize in vivo engineered CAR-M therapeutics in specific autoimmune diseases. As of February 2025, in connection with Moderna's nomination of all 12 oncology research targets, the Company will not be conducting any additional research activities under the collaboration agreement and will not be receiving any further payments from Moderna for research and development services under the collaboration agreement.

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

Under the terms of the Moderna License Agreement, Moderna made an upfront non-refundable payment of $45.0 million to the Company. Assuming Moderna develops and commercializes 12 products, each directed to a different development target, the Company is eligible to receive up to between $247.0 million and $253.0 million per product in development target designation, development, regulatory and commercial milestone payments. Moderna reimbursed the Company for costs incurred by the Company in connection with its research and development activities under the Moderna License Agreement plus a reasonable margin for the respective services performed into the first quarter of 2025; however, as discussed below, Moderna will no longer reimburse the Company for research and development services. The Company is eligible to receive tiered mid-to-high single digit royalties of net sales of any products that are commercialized under the agreement, which may be, subject to reductions. In addition, Moderna has agreed to cover the cost the Company incurs for certain milestone payments and royalties that the Company owes as a licensor under one of its intellectual property in-license agreements with Penn, which is sublicensed to Moderna under the Moderna License Agreement. Moderna may deduct these royalties in part from any royalties owed to the Company. The Moderna License Agreement terminates on a product-by-product basis upon the latest of expiration of the applicable product patents, expiration of regulatory exclusivity and the tenth anniversary of first commercial sale, unless terminated earlier by the Company or Moderna.

At commencement, the Company identified several potential performance obligations within the Moderna License Agreement, including research and development services on research targets, option rights held by Moderna, a non-exclusive royalty-free license to use the Company’s intellectual property to conduct research and development activities and participation on the joint steering committee. The Company determined that there were 2 performance obligations comprised of (i) research and development services and (ii) option rights.

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
The Company included the $45.0 million up-front and nonrefundable payment in the transaction price as of the outset of the arrangement. During the three months ended March 31, 2025 and 2024, the Company recognized $3.7 million and $3.4 million, respectively, of collaboration revenues. As discussed below, Moderna will no longer be reimbursing the Company for research and development services.
The Company recognized $42.4 million and $3.8 million, respectively, of research and development services and option right collaboration revenues since inception of the Moderna License Agreement through March 31, 2025.
In February 2025, Moderna nominated ten additional oncology research targets, four of which replaced two oncology research targets and two autoimmune research targets, which Moderna concurrently ceased developing. As of February

CARISMA THERAPEUTICS INC.
Notes to the Interim Consolidated Financial Statements
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

Transaction price unsatisfied
Performance obligations:
Option rights	$41,250
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
The following table summarizes the changes in deferred revenue (in thousands):

	Three Months Ended March 31,
	2025	2024
Balance at the beginning of the period	$44,979	$46,413
Deferral of revenue	—	3,173
Recognition of unearned revenue	(3,729)	(3,397)
Balance at the end of the period	$41,250	$46,189
The deferred revenue represents the unearned portion of the upfront, non-refundable and non-creditable payment allocated to Moderna's option rights of $41.3 million, which is not expected to be recognized within the next 12 months.
(11)    Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through May 13, 2025, the issuance date of these unaudited interim consolidated financial statements, and has not identified any additional items that have not previously been mentioned elsewhere requiring disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited interim consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth in the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 and in this Quarterly Report on Form 10-Q, our actual results may differ materially from those anticipated by these forward-looking statements.
Overview

We are a biotechnology company focused on applying our industry leading expertise in macrophage engineering to develop transformative therapies to treat serious diseases including liver fibrosis and cancer.

Recent Developments

In March and December 2024, our board of directors approved revised operating plans to reduce monthly operating expenses, conserve cash, and refocus its efforts on strategic priorities, or the 2024 revised operating plans. As part of these plans, in March 2024 we elected to cease further development of our first lead product candidate, CT-0508. In December 2024 as part of the plan, we elected to cease further development of our then lead product candidate, CT-0525, following an assessment of the competitive landscape in anti-HER2 treatments and the impact of recently approved therapies on HER2 antigen loss/downregulation, and the effects on the future development strategy of any anti-HER2 product.
As part of the cash preservation plan approved by our board of directors on March 25, 2025 we have reduced our operations to those necessary to identify and explore, a range of strategic alternatives to maximize value and prepare to wind down our business. Potential strategic alternatives to be explored and evaluated may include, among other transactions, the sale, license, monetization or divestiture of one or more of our assets or technologies, a strategic collaboration or partnership with one or more parties or the merger or sale of our company. We cannot provide any commitment regarding when or if this strategic review process will result in any type of transaction. We currently have no intention of resuming research and development activities. Any future resumption of research and development activities would depend on completing a strategic transaction that would support our prior operating plans or otherwise obtaining significant additional funding. As part of our cash preservation plan, our board of directors determined to terminate all of our employees not deemed necessary to pursue strategic alternatives and execute an orderly wind down of our operations. Our cash preservation plan prioritizes payments necessary and appropriate for those reduced operations and those that will help us to evaluate our strategic alternatives.

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

Our Product Candidates and Pipeline

Our liver fibrosis program is based upon the discovery of a key efferocytosis defect in the macrophages that reside within the livers of patients with fibrosis. Using a novel mRNA/lipid nanoparticle, or -LNP, approach, our product candidate aims to reverse fibrotic disease and improve the outcomes of patients with advanced liver fibrosis. In the second quarter of 2024, we achieved pre-clinical proof of concept in our liver fibrosis program, demonstrating the anti-fibrotic potential of engineered macrophages in two liver fibrosis models. Prior to pausing our research and development activities, we planned to continue to conduct pre-clinical development of our product candidate, CT-2401, sufficient to enable a regulatory submission to initiate a clinical trial.

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

Financial Operations

Our net losses were $9.3 million and $19.0 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, we had $7.7 million in cash and cash equivalents and an accumulated deficit of $314.8 million. We expect to continue to incur significant expenses and operating losses while we explore strategic alternatives and carry out the orderly wind down of our operations. Although we believe our current cash and cash equivalents are sufficient to sustain our operating expenses and capital expenditure requirements into the second half of 2025, we do not expect that our cash and cash equivalents will support our operations for more than one year following the date of this Quarterly Report on Form 10-Q. As a result of these conditions, substantial doubt exists about our ability to continue as a going concern. We have based this estimate on assumptions that may prove to be wrong. In addition, changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control. As a result, we could deplete our capital resources sooner than we currently expect. Our exploration of strategic alternatives may not result in the consummation of any transaction that provides additional funding to our company.

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

Nasdaq Compliance

On October 10, 2024, we received written notice from The Nasdaq Stock Market LLC, or Nasdaq, indicating that we no longer satisfied Nasdaq Listing Rule 5450(b)(2)(A), which requires us to maintain a minimum market value of listed securities, or MVLS, of $50.0 million, or the MVLS Rule, for continued listing on The Nasdaq Global Market. In accordance with Nasdaq Listing Rule 5810(c)(3), or the Grace Period Rule, we had 180 calendar days, or until April 8, 2025, or the Compliance Date, to regain compliance with the MVLS Rule

On April 10, 2025, The Nasdaq Stock Market LLC, or Nasdaq, notified us that, based upon our continued non-compliance with the MVLS Rule, which requires us to maintain a minimum market value of listed securities of $50,000,000, as of the Compliance Date, our securities were subject to delisting from Nasdaq unless we requested a hearing before the Nasdaq Hearings Panel, or the Panel. We requested a hearing before the Panel, which is scheduled to be held on May 22, 2025. The request has stayed any further suspension or delisting action by Nasdaq at least until a hearing is held and any extension that the Panel may grant to us following the hearing has expired. There can be no assurance that the Panel will grant our request for continued listing.

Also on April 10, 2025, Nasdaq notified us that it no longer satisfied Nasdaq Listing Rule 5450(b)(2)(C), which requires us to maintain a minimum market value of publicly held shares, or MVPHS, of $15.0 million, or the MVPHS Rule, for continued listing on The Nasdaq Global Market. In accordance with the Grace Period Rule, we have 180 calendar days, or until October 7, 2025, to regain compliance with the MVPHS Rule.

Additionally, and as previously disclosed, on January 6, 2025, Nasdaq notified us that we no longer satisfied Nasdaq Listing Rule 5450(a)(1), which requires us to maintain a minimum bid price of $1.00 per share, or the Bid Price Rule together with the MVLS Rule and the MVPHS Rule, the Price-based Rules, for continued listing on The Nasdaq Global Market. Nasdaq granted us 180 calendar days, or until July 7, 2025, to regain compliance with the Bid Price Rule.

To evidence compliance with the Price-based Rules, an issuer must evidence compliance with the applicable minimum threshold for at least ten, but generally not more than 20, consecutive business days. Although we are considering all available options to regain compliance with the applicable listing criteria, there can be no assurance that we will be able to do so.
Financial Operations Overview
Collaboration Revenues

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from the sale of products for the foreseeable future. Our revenues to date have been generated from the Moderna collaboration agreement. Moderna reimbursed us for all costs incurred by it in connection with its research and development activities under the Moderna collaboration agreement plus a reasonable margin for the respective services performed. As of February 2025, Moderna has nominated all 12 oncology research targets under collaboration agreement with Moderna, or the Moderna License Agreement. As such, we will not be conducting any additional research activities under the collaboration agreement and we will not be receiving any further research funding from Moderna under the collaboration agreement. We are eligible to receive potential milestone and royalty payments from Moderna in the future. To date, we have received $2.0 million in milestone payments and we have not received any royalties under the Moderna collaboration agreement.
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

Research and development activities are central to our business model. Product candidates in later stages of clinical development will generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect our research and development expenses to continue to significantly decrease in 2025 as a result of our decision to pause our research and development activities as part of our cash preservation plan. If we were to resume research and development activities, our research and development expenses would increase; however, any future resumption of research and development activities would depend on completing a strategic transaction that would support our prior operating plans or otherwise obtaining significant additional funding.

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

We expect that our general and administrative expenses will continue to decrease in 2025, as we have terminated all of our employees not deemed necessary to pursue strategic alternatives and execute an orderly wind down of our operations. If we were to identify and pursue a strategic alternative, we expect our general and administrative expenses to increase.

Interest Income, Net
Interest income, net consists of interest earned on our excess cash, net of interest expense. Interest expense consists of interest on our finance leases.
Income Taxes
Since inception, we have incurred significant net losses. We have provided a valuation allowance against the full amount of our deferred tax assets since, in our opinion, based upon our historical and anticipated future losses, it is more likely than not that the benefits will not be realized. As of March 31, 2025, we remained in a full valuation allowance position.

The utilization of our net operating losses, or NOLs, may be subject to a substantial annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50 percent, as defined under Sections 382 and 383 of the Internal Revenue Code of 1986, or the Code, respectively, as well as similar state provisions. We have recorded a valuation allowance on all of our deferred tax assets, including deferred tax assets related to NOLs.
Results of Operations
Comparison of the Three Months Ended March 31, 2025 and 2024 (in thousands)

	Three Months Ended March 31,
	2025	2024
Collaboration revenues	$3,729	$3,397
Operating expenses:
Research and development	9,156	17,462
General and administrative	3,907	5,445
Total operating expenses	13,063	22,907
Operating loss	(9,334)	(19,510)
Interest income, net	68	532
Pre-tax loss	(9,266)	(18,978)
Collaboration Revenues
Collaboration revenues were $3.7 million and $3.4 million for the three months ended March 31, 2025 and 2024, respectively, related to the research and development activities completed under the Moderna License Agreement.
Research and Development Expenses
We track outsourced development, outsourced personnel costs and other external research and development costs of our CT-0508, CT-0525, and CT-1119 programs. We do not track internal research and development costs on a program-by-program basis. The following table summarizes our research and development expenses for the three months ended March

31, 2025 and 2024 (in thousands). Certain amounts related to prior period results were reclassified to conform to current period presentation. These reclassifications have not changed total research and development expenses.

	Three Months Ended March 31,
	2025	2024	Change
CT-0508 (1)	$—	$1,150	$(1,150)
CT-0525 (1)	770	2,416	(1,646)
CT-1119 (1)	—	406	(406)
Personnel costs, including stock-based compensation (2)	6,051	5,305	746
Other clinical and pre-clinical development expenses	1,291	3,444	(2,153)
Facilities and other expenses	1,044	4,741	(3,697)
Total research and development expenses	$9,156	$17,462	$(8,306)

(1) Our 2024 revised operating plans adjusted our research and development focus. For the Phase 1 clinical trial of CT-0525, the last patient was dosed in November 2024 and all clinical activity ended in January 2025. All clinical activities related to CT-0508 also ceased in 2024. In connection with our 2024 revised operating plans, we had also elected to pause further development of CT-1119, a mesothelin-targeted CAR-Monocyte, pending additional financing.

(2) Our cash preservation plan and the 2024 revised operating plans included reductions in workforce which resulted in severance costs during the three months ended March 31, 2025 and 2024.
The decrease in research and development expenses was primarily attributable to a decrease in our program expenses, personnel costs and other clinical and pre-clinical development expenses in connection with the 2024 revised operating plans.
General and Administrative Expenses
The following table summarizes our general and administrative expenses for the three months ended March 31, 2025 and 2024 (in thousands). Certain amounts related to prior period results were reclassified to conform to current period presentation. These reclassifications have not changed total general and administrative expenses.

	Three Months Ended March 31,
	2025	2024	Change
Personnel costs, including stock-based compensation (1)	$1,828	$2,420	$(592)
Professional fees	1,593	2,307	(714)
Facilities and supplies	142	212	(70)
Insurance, taxes, and fees	167	203	(36)
Other expenses	177	303	(126)
Total general and administrative expenses	$3,907	$5,445	$(1,538)

(1) Our cash preservation plan and 2024 revised operating plans included reductions in workforce which resulted in severance costs during the three months ended March 31, 2025 and 2024.

The decrease in general and administrative expenses was primarily attributable to a decrease in our professional fees and personnel costs in connection with the cash preservation plan and continuation of the 2024 revised operating plans.
Interest Income, Net
We recognized $0.1 million and $0.5 million in interest income, net for the three months ended March 31, 2025 and 2024, which was attributable to interest earned on excess cash.

Liquidity and Capital Resources
Sources of Liquidity

As of March 31, 2025, we had $7.7 million in cash and cash equivalents and an accumulated deficit of $314.8 million. To date, we have not yet commercialized any products or generated any revenue from product sales and have financed operations primarily with proceeds from sales of preferred stock, proceeds from our collaboration with Moderna, research tax credits, convertible debt financing, and completion of the Merger and related financing. Through March 31, 2025, we have generated $46.2 million of collaboration revenues related to research and development services, option rights, and milestones.

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

On April 17, 2023, we filed a universal shelf registration statement on Form S-3, which was declared effective on May 2, 2023, or the Registration Statement. Under the Registration Statement, we may offer and sell up to $300.0 million of a variety of securities, including debt securities, common stock, preferred stock, depository shares, subscription rights, warrants and units from time to time in one or more offerings at prices and on terms to be determined at the time of the offering. On May 12, 2023, we entered into an Amended and Restated Open Market Sale AgreementSM, or the Sale Agreement, with Jefferies LLC, as sales agent, pursuant to which we may offer and sell shares of our common stock with an aggregate offering price of up to $100.0 million under an “at-the-market" offering program. As of March 31, 2025, we have sold 1,362,917 shares of our common stock for net proceeds of $3.0 million.
Cash Flows
The following table shows a summary of our cash flows for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Cash (used in) provided by
Operating activities	$(10,067)	$(22,425)
Investing activities	524	(17)
Financing activities	(626)	1,352
Net change in cash, cash equivalents and restricted cash	$(10,169)	$(21,090)
Cash Flows from Operating Activities
During the three months ended March 31, 2025, we used $10.1 million of net cash in operating activities. Cash used in operating activities reflected our net loss of $9.3 million and a $3.0 million net change in our operating assets and liabilities attributable to the timing in which we pay our vendors for research and development activities, partially offset by $2.2 million of non-cash charges related to depreciation and amortization expense, stock-based compensation, reductions in the operating right of use, or ROU assets, the write-off of deferred financing costs and gains on the sale of property and equipment.
During the three months ended March 31, 2024, we used $22.4 million of net cash in operating activities. Cash used in operating activities reflected our net loss of $19.0 million and $4.4 million of non-cash charges related to depreciation and amortization expense, stock-based compensation, reductions in the ROU assets, and non-cash interest on the finance lease liability and a $7.9 million net change in our operating assets and liabilities attributable to the timing in which we pay our vendors for research and development activities.
Cash Flows from Investing Activities
During the three months ended March 31, 2025, we received $0.5 million of cash from investing activities related to the sale of property and equipment.

During the three months ended March 31, 2024, we used a nominal amount of cash from investing activities which reflected purchases of property and equipment.
Cash Flows from Financing Activities
During the three months ended March 31, 2025, we used $0.6 million of net cash from financing activities, attributable to $0.3 million in payments of finance liability for failed-sale leaseback arrangements and $0.3 million in payments of principal related to finance lease liabilities.
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
Funding Requirements

As of March 31, 2025, we had cash and cash equivalents of $7.7 million. We expect to continue to incur significant expenses and operating losses while we explore strategic alternatives and carry out the orderly wind down of our operations. Although we believe our current cash and cash equivalents are sufficient to sustain our operating expenses and capital expenditure requirements into the second half of 2025, we do not expect that our cash and cash equivalents will support our operations for more than one year following the date of this Quarterly Report on Form 10-Q. As a result of these conditions, substantial doubt exists about our ability to continue as a going concern. We have based this estimate on assumptions that may prove to be wrong. In addition, changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control. As a result, we could deplete our capital resources sooner than we currently expect. Our exploration of strategic alternatives may not result in the consummation of any transaction that provides additional funding to our company.

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

Contractual Obligations and Commitments
The following table summarizes our contractual obligations and commitments at March 31, 2025 (in thousands):

	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	More than 5 Years
Contractual obligations:
Operating lease commitments(1)	$1,925	1,098	462	365	—
Finance lease commitments	659	659	—	—	—
Total contractual obligations	$2,584	$1,757	$462	$365	$—
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
In connection with the cash preservation plan, we incurred $3.4 million during the three months ended March 31, 2025 and expect to incur an additional $0.4 million in the second quarter of 2025 related to further potential terminations, which primarily represents one-time employee termination benefits directly associated with the workforce reduction. We expect to pay the majority of related reduction in workforce amounts by the end of 2025.
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

During the three months ended March 31, 2025, there were no material changes to our critical accounting policies and estimates from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 31, 2025.
Recent Accounting Pronouncements
See Note 3 - Recently issued accounting pronouncements to our unaudited interim consolidated financial statements found in this Quarterly Report on Form 10-Q for a description of recent accounting pronouncements applicable to our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. Our interest-earning assets consist of cash, cash equivalents and marketable securities. Interest income earned on these assets was $0.1 million and $0.8 million for the three months ended March 31, 2025 and 2024, respectively. Our interest income is sensitive to changes in the general level of interest rates, primarily U.S. interest rates.
Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three months ended March 31, 2025 and 2024.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2025. The term “disclosure controls and procedures,” as defined in the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based on the evaluation of our disclosure controls and procedures as of March 31, 2025, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. As of the date of this Quarterly Report on Form 10-Q, we were not a party to any material legal matters or claims.
Item 1A. Risk Factors.
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, which could materially affect our business, operating results or financial condition. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2024 may not be the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, operating results or financial condition.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Securities
During the period covered by this Quarterly Report on Form 10-Q, we did not issue any unregistered equity securities.
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
3.1
Restated Certificate of Incorporation of Carisma Therapeutics Inc., dated March 7, 2023, as amended (incorporated by reference to Exhibit 3.1 to the registrant’s Annual Report on Form 10-K/A (File No. 001-36296) filed on April 29, 2025).

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
101
The following financial information from Carisma Therapeutics Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statements of Stockholders' Equity (Deficit), (v) the Consolidated Statements of Cash Flows, and (vi) Notes to the Interim Consolidated Financial Statements.

104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_________________________________________
*    Filed herewith.
+    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARISMA THERAPEUTICS INC.

Date: May 13, 2025	By:	/s/ Steven Kelly
Steven Kelly
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 13, 2025	By:	/s/ Natalie McAndrew
Natalie McAndrew
Vice President of Finance
(Principal Financial Officer and Principal Accounting Officer)