Form 10-Q
period 2025-06-30
Carisma Therapeutics Inc.
filed 2025-08-07
CIK 1485003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________
FORM 10-Q
____________________________________________________________
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 5, 2025, the registrant had 41,788,096 shares of common stock, $0.001 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains express or implied forward-looking statements that are based on our management’s belief and assumptions and on information currently available to our management. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to future events or our future operational or financial performance, and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by these forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q may include, but are not limited to, statements about:
•the structure, timing and completion of the merger with OrthoCellix, Inc. (the “OrthoCellix Merger”) and the related anticipated concurrent investment;
•the likelihood of the satisfaction of certain conditions to the completion of the OrthoCellix Merger;
•the expected effects, perceived benefits or opportunities of the OrthoCellix Merger and the anticipated concurrent investment;
•our ability to successfully pursue and consummate any asset monetization transactions;
•our ability to preserve our existing cash resources;
•our ability to successfully execute a planned orderly wind down;
•our expectations regarding the value or recovery that may be available to our stockholders and other stakeholders in connection with the OrthoCellix Merger or as part of a wind down process;
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
•our ability to resume historical research and development activities;
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
References to “Legacy Carisma” refer to CTx Operations, Inc. (formerly CARISMA Therapeutics Inc.) and references to “Sesen Bio” refer to Sesen Bio, Inc. prior to completion of the business combination on March 7, 2023 in accordance with the terms of the Agreement and Plan of Merger and Reorganization, dated as of September 20, 2022, as amended, by and among the Company, Legacy Carisma and Seahawk Merger Sub, Inc., a wholly owned subsidiary of the Company, pursuant to which Seahawk Merger Sub, Inc. merged with and into Legacy Carisma, with Legacy Carisma continuing as a wholly owned subsidiary of the Company and the surviving corporation of the merger, or the Sesen Bio Merger.

In connection with the Sesen Bio Merger, we changed our name from “Sesen Bio, Inc.” to “Carisma Therapeutics Inc.” Following the completion of the Sesen Bio Merger, the business conducted by us became primarily the business conducted by Legacy Carisma.
ii

CARISMA THERAPEUTICS INC.
iii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
CARISMA THERAPEUTICS INC.
Unaudited Consolidated Balance Sheets
(in thousands, except share and par value)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$1,999	$17,909
Prepaid expenses and other assets	2,285	5,916
Assets held for sale	11	—
Total current assets	4,295	23,825
Property and equipment, net	—	4,385
Right of use assets – operating leases	717	2,040
Deferred financing costs	—	208
Total assets	$5,012	$30,458

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$4,757	$2,081
Accrued expenses	2,528	7,448
Deferred revenue	—	3,729
Operating lease liabilities	703	832
Finance lease liabilities	349	905
Other current liabilities	613	1,060
Total current liabilities	8,950	16,055
Deferred revenue	41,250	41,250
Operating lease liabilities	648	724
Finance lease liabilities	—	20
Other long-term liabilities	169	318
Total liabilities	51,017	58,367
Commitments and contingencies (Note 6)
Stockholders’ deficit:
Preferred stock $0.001 par value, 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock $0.001 par value, 350,000,000 shares authorized, 41,788,096 and 41,750,109 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	41	41
Additional paid-in capital	278,573	277,629
Accumulated deficit	(324,619)	(305,579)
Total stockholders’ deficit	(46,005)	(27,909)
Total liabilities and stockholders’ deficit	$5,012	$30,458
See accompanying notes to unaudited interim consolidated financial statements.

CARISMA THERAPEUTICS INC.
Unaudited Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Collaboration revenues	$—	$9,197	$3,729	$12,594
Operating expenses:
Research and development	2,424	15,307	11,580	32,769
General and administrative	3,354	5,560	7,261	11,005
Total operating expenses	5,778	20,867	18,841	43,774
Operating loss	(5,778)	(11,670)	(15,112)	(31,180)
Loss on sale of held for sale assets	(3,539)	—	(3,539)	—
Loss on abandonment of operating lease right-of-use asset	(927)	—	(927)	—
Other income, net	470	508	538	1,040
Pre-tax loss	(9,774)	(11,162)	(19,040)	(30,140)
Income tax expense	—	—	—	—
Net loss	$(9,774)	$(11,162)	$(19,040)	$(30,140)

Share information:
Net loss per share of common stock, basic and diluted	$(0.23)	$(0.27)	$(0.46)	$(0.73)
Weighted-average shares of common stock outstanding, basic and diluted	41,788,096	41,543,553	41,779,701	41,241,009
See accompanying notes to unaudited interim consolidated financial statements.

CARISMA THERAPEUTICS INC.
Unaudited Consolidated Statements of Stockholders’ (Deficit) Equity
(in thousands, except share data)

	Stockholders’ (Deficit) Equity
	Common stock		Additional paid-in capital	Accumulated deficit	Total
	Shares	Amount
Balance at December 31, 2024	41,750,109	$41	$277,629	$(305,579)	$(27,909)
Exercise of stock options	37,987	—	5	—	5
Stock-based compensation	—	—	508	—	508
Net loss	—	—	—	(9,266)	(9,266)
Balance at March 31, 2025	41,788,096	41	278,142	(314,845)	(36,662)
Stock-based compensation	—	—	431	—	431
Net loss	—	—	—	(9,774)	(9,774)
Balance at June 30, 2025	41,788,096	$41	$278,573	$(324,619)	$(46,005)

Balance at December 31, 2023	40,609,915	$40	$271,594	$(245,102)	$26,532
Exercise of stock options	1,579	—	2	—	2
Stock-based compensation	—	—	1,057	—	1,057
Sale of common stock under Open Market Sale Agreement, net of issuance costs	931,250	1	2,281	—	2,282
Net loss	—	—	—	(18,978)	(18,978)
Balance at March 31, 2024	41,542,744	41	274,934	(264,080)	10,895
Exercise of stock options	2,231	—	2	—	2
Stock-based compensation	—	—	625	—	625
Net loss	—	—	—	(11,162)	(11,162)
Balance at June 30, 2024	41,544,975	$41	$275,561	$(275,242)	$360
See accompanying notes to unaudited interim consolidated financial statements.

CARISMA THERAPEUTICS INC.
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(19,040)	$(30,140)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	661	1,948
Stock-based compensation expense	939	1,682
Reduction in the operating right of use assets	1,233	4,565
Write-off of deferred financing costs	208	—
Loss on sale of assets held for sale	3,539	—
Gain (loss) on sale of property and equipment	(113)	67
Non-cash interest expense	31	159
Loss on abandonment of operating lease right-of-use asset	927	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	3,328	(7,493)
Accounts payable	1,951	(1,900)
Accrued expenses	(4,922)	1,580
Deferred revenue	(3,729)	(4,504)
Operating lease liabilities	(1,041)	(4,614)
Other long term liabilities	57	105
Net cash used in operating activities	(15,971)	(38,545)
Cash flows from investing activities:
Proceeds from sales of assets held for sale	163	—
Proceeds from sales of property and equipment	524	—
Purchases of property and equipment	—	(123)
Net cash provided by (used in) investing activities	687	(123)
Cash flows from financing activities:
Payment of principal related to finance lease liabilities	(304)	(906)
Proceeds from failed sale-leaseback arrangement	—	686
Payment of finance liability from failed sale-leaseback arrangements	(327)	(645)
Proceeds from the exercise of stock options	5	4
Sale of common stock under Open Market Sale Agreement, net of issuance costs	—	2,286
Net cash (used in) provided by financing activities	(626)	1,425
Net decrease in cash, cash equivalents and restricted cash	(15,910)	(37,243)
Cash, cash equivalents, and restricted cash at beginning of the year	17,909	77,605
Cash, cash equivalents and restricted cash at end of the period	$1,999	$40,362
Supplemental disclosures of cash flow information:
Cash paid for interest	$57	$105
Supplemental disclosure of non-cash financing and investing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$836	$4,337
Right-of-use assets obtained in exchange for new finance lease liabilities	$—	$1,660
Reclassification of deferred financing costs to additional paid-in capital	$—	$4
Finance lease liability settled by security deposit	$303	$—
Failed sale-leaseback arrangement in accounts payable	$326	$—
Remeasurement of finance right-of-use asset	$399	$—
See accompanying notes to unaudited interim consolidated financial statements.

CARISMA THERAPEUTICS INC.
Notes to the Interim Consolidated Financial Statements

(1)    Background

Carisma Therapeutics Inc., a Delaware corporation (collectively with its subsidiaries, the Company), is a biotechnology company that was previously focused on applying its industry leading expertise in macrophage engineering to develop transformative therapies to treat serious diseases including liver fibrosis and cancer.

2024 Revised Operating Plans

In March and December 2024, the Company’s board of directors approved revised operating plans to reduce monthly operating expenses, conserve cash, and refocus the Company’s efforts on strategic priorities. As part of these plans, in March 2024, the Company elected to cease further development of its first lead product candidate, CT-0508. In December 2024 as part of the plan, the Company elected to cease further development of its then lead product candidate, CT-0525, following an assessment of the competitive landscape in anti-HER2 treatments and the impact of recently approved therapies on HER2 antigen loss/downregulation, and the effects on the future development strategy of any anti-HER2 product.

2025 Cash Preservation Plan

As part of a further revised plan approved by the Company's board of directors on March 25, 2025 to preserve the Company's existing cash resources following its reduction in workforce, as further discussed below (the cash preservation plan), the Company reduced its operations to those necessary to identify and explore a range of strategic alternatives to maximize value and prepare to wind down its business. The Company currently has no intention of resuming its historical research and development activities.

As part of the cash preservation plan, the board of directors determined to terminate all of its employees not deemed necessary to pursue strategic alternatives and execute an orderly wind down of our operations. Affected employees were informed of the reduction in workforce on March 25, 2025, which became effective on March 31, 2025. The reduction in workforce included 37 of the Company's full-time employees representing approximately 84% of the Company's total workforce, including certain employees engaged in research and development, manufacturing and corporate activities. The Company incurred approximately $4.2 million in connection with the reduction in workforce during the six months ended June 30, 2025, which primarily represents one-time employee termination benefits directly associated with the workforce reduction. The Company expects to pay the majority of related reduction in workforce amounts by the end of 2025.

Anticipated Merger with OrthoCellix

After a comprehensive review of strategic alternatives, on June 22, 2025, the Company entered into an Agreement and Plan of Merger (the Merger Agreement), by and among the Company, Azalea Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of the Company (Merger Sub), Ocugen, Inc. (Ocugen), a Delaware corporation, and OrthoCellix, Inc. (OrthoCellix), a Delaware corporation and wholly-owned subsidiary of Ocugen, pursuant to which, among other matters, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Merger Sub will merge with and into OrthoCellix (the OrthoCellix Merger), with OrthoCellix continuing as a wholly owned subsidiary of the Company and the surviving company of the OrthoCellix Merger. The OrthoCellix Merger is intended to qualify for federal income tax purposes as a tax-free reorganization. The Company following the OrthoCellix Merger is referred to herein as the “Combined Company.” If the OrthoCellix Merger is completed, the business of OrthoCellix will continue as the business of the Combined Company. Prior to the completion of the OrthoCellix Merger, the Company will seek to enter into a series of transactions with certain third parties to monetize certain legacy assets, in accordance with the limitations and requirements set forth in the Merger Agreement.

Subject to the terms and conditions of the Merger Agreement, at the effective time of the OrthoCellix Merger (the Effective Time), each share of common stock, par value $0.00001 per share, of OrthoCellix (OrthoCellix Common Stock), issued and outstanding (other than shares of OrthoCellix Common Stock (a) held as treasury stock, (b) owned, directly or indirectly, by the Company or Merger Sub immediately prior to the Effective Time or (c) as to which appraisal rights have been properly exercised in accordance with Delaware law) shall be converted into and become exchangeable for the right

CARISMA THERAPEUTICS INC.
Notes to the Interim Consolidated Financial Statements
to receive a number of shares of the Company’s common stock, based on a ratio calculated in accordance with the Merger Agreement (the Exchange Ratio).

Immediately after the OrthoCellix Merger and the anticipated Concurrent Investment (as defined below), the Company’s securityholders as of immediately prior to the OrthoCellix Merger are expected to own approximately 10.0% of the outstanding shares of the Combined Company on a fully-diluted basis, and the sole stockholder of OrthoCellix along with the other investors in the anticipated Concurrent Investment are expected to own approximately 90.0% of the outstanding shares of the Combined Company on a fully-diluted basis, subject to certain assumptions, including, but not limited to, Carisma’s net cash as of the closing of the OrthoCellix Merger being approximately $0 and the anticipated amount of the Concurrent Investment of $25.0 million (the Concurrent Investment Amount).

The Exchange Ratio assumes (a) a valuation for OrthoCellix of $135.0 million (less the amount, if any, by which the actual amount of the Concurrent Investment is less than $25.0 million), and (b) a valuation for the Company of $15.0 million, which is subject to adjustment based on the amount by which the Company’s net cash is greater than or less than $0.

The consummation of the OrthoCellix Merger is subject to certain closing conditions, including, among other things, approval by the Company’s stockholders of the shares of the Company’s common stock issuable in connection with the OrthoCellix Merger and the anticipated Concurrent Investment pursuant to the rules of The Nasdaq Stock Market LLC (Nasdaq).

The Merger Agreement contains certain termination rights of each of the Company and OrthoCellix. Upon termination of the Merger Agreement under specified circumstances, the Company may be required to pay OrthoCellix a termination fee of $500,000. Upon termination of the Merger Agreement upon specified circumstances, including in the event that OrthoCellix fails to secure the commitments equal to or in excess of the Concurrent Investment Amount by or before September 15, 2025, OrthoCellix may be required to pay the Company a termination fee of $750,000 and reimburse up to $500,000 of the Company’s fees and expenses incurred in connection with the transactions contemplated by the Merger Agreement.

Anticipated Concurrent Investment

Pursuant to the Merger Agreement, the Company and OrthoCellix have agreed to use commercially reasonable efforts to enter into subscription agreements with one or more investors designated by OrthoCellix, pursuant to which such investors would agree to purchase shares of the Company’s common stock for aggregate gross proceeds (inclusive of the Guarantor Investment Amount (as defined below)) at least equal to the Concurrent Investment Amount, which investment is expected to be consummated at or immediately following the Closing. The Company and the investors participating in the anticipated Concurrent Investment will enter into the registration rights agreement at the closing of the Concurrent Investment, pursuant to which, among other things, the Combined Company will agree to provide for the registration and resale of certain shares of the Company’s common stock that are held by the investors participating in the Concurrent Investment from time to time pursuant to Rule 415 under the Securities Act of 1933, as amended (the Securities Act). The closing of the Concurrent Investment is conditioned upon the satisfaction or waiver of the conditions set forth in the subscription agreements and of each of the conditions to the closing of the OrthoCellix Merger.

Further, pursuant to the Merger Agreement, Ocugen has agreed to enter into a subscription agreement with the Company, pursuant to which Ocugen will agree to purchase $5.0 million of shares of the Company’s common stock as part of the Concurrent Investment (such investment by Ocugen, the Guarantor Investment Amount). Ocugen and OrthoCellix have informed the Company that Ocugen is in the process of seeking the consent of Ocugen’s institutional lender prior to Ocugen’s entry into such subscription agreement for the Guarantor Investment.

Nasdaq Compliance

The Company received multiple notifications from The Nasdaq Stock Market LLC (Nasdaq) staff in 2024 and 2025 regarding non-compliance with Nasdaq Listing Rule 5450(b)(2)(A), which requires the Company to maintain a minimum market value of listed securities of $50.0 million, Nasdaq Listing Rule 5450(b)(2)(C), which requires the Company to maintain a minimum market value of publicly held shares of $15.0 million, and Nasdaq Listing Rule 5450(a)(1), which requires the Company to maintain a minimum bid price of $1.00 per share.

CARISMA THERAPEUTICS INC.
Notes to the Interim Consolidated Financial Statements
Following a hearing, by decision dated June 10, 2025, the Nasdaq Hearings Panel (Panel) granted the Company’s request for the transfer of its listing to The Nasdaq Capital Market (NCM), pursuant to an exception and an extension of time, ultimately through October 7, 2025, to evidence compliance with all applicable criteria for listing on the NCM, including the applicable bid price requirement (the “NCM Bid Price Rule”). Nasdaq transferred the Company’s listing to the NCM effective as of the open of business on June 12, 2025. The extension of time is subject to the Company demonstrating compliance with the NCM Bid Price Rule by evidencing a closing bid price of $1.00 or more per share for a minimum of 10 consecutive trading sessions, completing a strategic transaction and otherwise demonstrating compliance with all initial listing requirements for the NCM, in each case on or before October 7, 2025. The Panel does not have discretion to grant continued listing for noncompliance with Nasdaq listing standards beyond October 7, 2025. There can be no assurance that the Company will be able to satisfy the requirements or conditions for continued listing within the period of time granted by the Panel. Further, consummation of the OrthoCellix Merger is subject to certain closing conditions, including, among other things, Nasdaq’s approval of the listing of the shares of the Company’s common stock to be issued in connection with the OrthoCellix Merger. There can be no assurance that the Company will be able to satisfy the initial listing requirements for the Combined Company in connection with the OrthoCellix Merger.

At the Company’s special meeting of stockholders held on August 5, 2025, the Company’s stockholders approved an amendment to its certificate of incorporation to effect a reverse stock split of its issued and outstanding common stock at a ratio of not less than 1-for-10 and not greater than 1-for-50 shares, with the exact ratio to be determined by the Company’s board of directors, in its discretion, without further approval or authorization by the Company’s stockholders. The primary purpose for the reverse stock split is to increase the per-share closing bid price of the Company’s common stock so as to demonstrate compliance with the applicable NCM Bid Price Rule, and to help ensure the Company’s continued listing on Nasdaq. However, there can be no assurance that the reverse stock split, if effected, will enable the Company to demonstrate compliance with the NCM Bid Price Rule or that the Company will be able to satisfy the terms of the Panel’s decision by October 7, 2025.

(2)    Development-Stage Risks and Liquidity
The Company has incurred losses and negative cash flows from operations since inception and has an accumulated deficit of $324.6 million as of June 30, 2025. The Company anticipates incurring additional losses for the foreseeable future as it seeks to close the OrthoCellix Merger. As of June 30, 2025, the Company had cash and cash equivalents of $2.0 million. Based on current projections, the Company believes that it does not have sufficient cash and cash equivalents to support its operations for more than one year following the date that these financial statements are issued. As a result of these conditions, substantial doubt exists about the Company’s ability to continue as a going concern. In addition, changing circumstances could cause the Company to consume capital significantly faster than currently anticipated, and the Company may need to spend more than currently expected because of circumstances beyond its control. The Company's cash forecast contains estimates and assumptions, and management cannot predict the timing of all cash receipts and expenditures with certainty. The accompanying unaudited consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liability that might result from the outcome of this uncertainty.

The Company’s future operations are highly dependent on the success of the OrthoCellix Merger. In the event the OrthoCellix Merger does not close, the Company will have a limited ability to continue its current operations. Although the Company’s board of directors may elect, among other things, to attempt to identify and complete another strategic transaction if the OrthoCellix Merger does not close, the Company’s board of directors may instead commence bankruptcy or take steps necessary to liquidate or dissolve the Company’s business and assets.

In addition, if the Company were to resume its historical research and development activities, the Company would be subject to those risks associated with any specialty biotechnology company that has substantial expenditures for research and development. There can be no assurance that the Company’s research and development projects will be successful, that products developed will obtain necessary regulatory approval, or that any approved product will be commercially viable. In addition, the Company operates in an environment of rapid technological change and is largely dependent on the services of its employees and consultants.

CARISMA THERAPEUTICS INC.
Notes to the Interim Consolidated Financial Statements
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
The accompanying unaudited interim consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. In the opinion of management, the accompanying unaudited interim consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the unaudited interim consolidated financial statements) considered necessary to present fairly the Company’s financial position as of June 30, 2025 and its results of operations for the three and six months ended June 30, 2025 and 2024. Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. The unaudited interim consolidated financial statements, presented herein, do not contain all of the required disclosures under GAAP for annual financial statements. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes as of and for the year ended December 31, 2024 found in the Company's Annual Report on Form 10-K filed with the SEC on March 31, 2025.
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
Assets Held for Sale
In March 2025, the Company committed to a plan to sell its remaining equipment and therefore has classified the amount as assets held for sale on the consolidated balance sheet as of June 30, 2025. The assets held for sale were reported at the lower of the carrying amount or fair value, less costs to sell.
Fair Value of Financial Instruments
Management believes that the carrying amounts of the Company’s financial instruments, including cash equivalents and accounts payable, approximate fair value due to the short-term nature of those instruments. As of June 30, 2025, the Company no longer had funds in money market accounts.
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

CARISMA THERAPEUTICS INC.
Notes to the Interim Consolidated Financial Statements
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

The table below summarizes the significant expense categories regularly reviewed by the CODM for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Collaboration revenues	$—	$9,197	$3,729	$12,594
Less:
Research and development, excluding facilities, personnel, depreciation and amortization expenses	1,499	7,643	3,027	17,834
General and administrative, excluding facilities and personnel expenses, depreciation and amortization expenses	2,836	4,070	5,257	7,726
Facilities expense	656	1,794	1,755	3,426
Personnel expense	787	6,311	8,141	12,840
Depreciation, amortization and interest on finance and sale-leaseback lease liabilities	38	1,153	750	2,338
Other segment items(a)	3,958	(612)	3,839	(1,430)
Net loss	$(9,774)	$(11,162)	$(19,040)	$(30,140)

(a) "Other segment items" includes loss on sale of held for sale assets, loss on abandonment of operating lease right-of-use assets, and other income, net.
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
The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding, as they would be anti-dilutive:

	June 30,
	2025	2024
Stock options	6,420,876	8,685,238

CARISMA THERAPEUTICS INC.
Notes to the Interim Consolidated Financial Statements
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
(4)    Prepaid Expenses and other assets
Prepaid expenses and other assets consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Research and development	$—	$1,715
Collaboration receivable (Note 10)	—	2,864
Other receivables (a)	579	—
Deposits	—	925
Insurance	1,628	340
Other	78	72
	$2,285	$5,916
(a) "Other receivables" primarily consisted of equipment sales, sales and use tax refunds, and research and development tax refunds.
(5)    Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Research and development	$770	$1,845
Professional fees	617	537
Compensation and related expenses	1,043	4,879
Other	98	187
	$2,528	$7,448
(6)    Commitments and Contingencies
Leases

CARISMA THERAPEUTICS INC.
Notes to the Interim Consolidated Financial Statements
The Company has operating leases for its laboratory and office space in Philadelphia, Pennsylvania. The Company’s operating leases have term end dates ranging from 2025 to 2029. The Company also has obligations under an arrangement for the use of certain laboratory equipment that are classified as finance leases that commenced in 2022 and have end dates into 2026. During the three and six months ended June 30, 2025, the Company abandoned one of its laboratory space operating lease right-of-use assets, resulting in a loss on abandonment of $0.9 million. In addition, during the three and six months ended June 30, 2025, the Company returned each of its finance lease right-of-use assets to its lessor, resulting in a loss of $1.0 million.
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
The Company carries laboratory equipment from failed sale-leasebacks, as assets held for sale on the accompanying unaudited interim consolidated balance sheets. The ongoing lease payments are recorded as reductions to the finance liability and interest expense. As of June 30, 2025, the Company had a $0.8 million financing liability recorded in other current liabilities and other long-term liabilities on the unaudited interim consolidated balance sheets. During the three and six months ended June 30, 2025, the Company returned each of its failed sale-leaseback laboratory equipment, resulting in a loss of $1.6 million.
The elements of the Company's lease costs were as follows (in thousands):

	Six Months Ended June 30,
	2025	2024
Operating lease cost	$1,512	$3,154
Finance lease cost:
Amortization of lease assets	439	1,008
Interest on lease liabilities	31	159
Total finance lease cost	470	1,167
Variable lease cost	209	672
Total lease cost	$2,191	$4,993
Lease term and discount rate information related to leases was as follows:

	June 30,
	2025	2024
Weighted-average remaining lease term (in years)
Operating leases	2.5	2.5
Finance leases	0.3	1.4

Weighted-average discount rate
Operating leases	10.0%	9.8%
Finance leases	9.0%	9.0%

CARISMA THERAPEUTICS INC.
Notes to the Interim Consolidated Financial Statements
Supplemental cash flow information was as follows (in thousands):

	Six Months Ended June 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash used in operating leases	$927	$3,203
Operating cash used in finance leases	$31	$159
Financing cash used in finance leases	$576	$906
Future maturities of lease liabilities were as follows as of June 30, 2025 (in thousands):

	Operating Leases	Finance Leases
Fiscal year ending:
2025 (remaining six months)	$671	$336
2026	226	20
2027	233	—
2028	240	—
2029	184	—
Total future minimum payments	1,554	356
Less imputed interest	(203)	(7)
Present value of lease liabilities	$1,351	$349
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
Contingencies
Liabilities for loss contingencies, arising from claims, assessments, litigation, fines, penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated. As of June 30, 2025, the Company was in negotiations with a vendor to determine the total costs owed for research and development services provided. While the negotiations are ongoing, the Company believes a liability is probable. The Company has estimated the amount to be owed to be $1.9 million, of which $1.4 million and $0.5 million is included within accounts payable and accrued expenses, respectively, on the accompanying consolidated balance sheets. The final amount owed may differ from the estimate as negotiations progress. The Company will continue to evaluate the matter and will adjust the liability as necessary based on any new information or agreements reached with the vendor.
(7)    Stockholders’ Equity
Open Market Sale Agreement

On April 17, 2023, the Company filed a universal shelf registration statement on Form S-3, which was declared effective on May 2, 2023 (Registration Statement). Under the Registration Statement, the Company may offer and sell up to $300.0 million of a variety of securities, including debt securities, common stock, preferred stock, depository shares, subscription rights, warrants and units from time to time in one or more offerings at prices and on terms to be determined at

CARISMA THERAPEUTICS INC.
Notes to the Interim Consolidated Financial Statements
the time of the offering. On May 12, 2023, the Company entered into an Amended and Restated Open Market Sale AgreementSM with Jefferies LLC, as sales agent, pursuant to which the Company may offer and sell shares of common stock with an aggregate offering price of up to $100.0 million under an “at-the-market" offering program. During the six months ended June 30, 2024, the Company sold 931,250 shares of common stock and received net proceeds of $2.3 million in connection with the Company's "at-the-market" offering program. The Company did not sell any shares of common stock in connection with the Company’s “at-the-market” offering program during the six months ended June 30, 2025.
(8)    Stock-based Compensation
2017 Stock Incentive Plan

The Company adopted the CARISMA Therapeutics Inc. 2017 Stock Incentive Plan, as amended (the “Legacy Carisma Plan”), that provided for the grant of incentive stock options to employees, directors, and consultants. The maximum term of options granted under the Legacy Carisma Plan was ten years, and stock options typically vested over a four-year period. The Company’s stock options vest based on the terms in the awards agreements and generally vest over four years. Upon completion of the Sesen Bio Merger, the Company assumed the Legacy Carisma Plan and the outstanding and unexercised options issued thereunder and ceased granting awards under the Legacy Carisma Plan.
2014 Stock Incentive Plan

The Amended and Restated Stock Incentive Plan, as amended (the "2014 Plan"), provides for the grant of incentive and non-qualified stock options, restricted stock awards and restricted stock units, stock appreciation rights and other stock-based awards to the Company’s employees, officers, directors, consultants, and advisors, with amounts and terms of grants determined by the Company’s board of directors at the time of grant. Stock options outstanding under the 2014 Plan generally vest over a four-year period and are exercisable for a period of ten years from the date of grant. As of June 30, 2025, approximately 7.7 million shares of common stock remained available for issuance.
2014 Employee Stock Purchase Plan

The Carisma Therapeutics Inc. 2014 Employee Stock Purchase Plan (the "2014 ESPP") provides employees with the opportunities to purchase shares of common stock at a 15% discount to the market price through payroll deductions or lump sum cash investments. The 2014 ESPP had 0.2 million shares of common stock available for issuance as of June 30, 2025.
The following table summarizes stock option activity for the six months ended June 30, 2025:

	Options	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2024	7,746,991	$2.81
Exercised	(37,987)	0.11		$14
Granted	1,749,000	0.50
Forfeited	(3,037,128)	2.10
Outstanding as of June 30, 2025	6,420,876	$2.53	7.0	$43
Exercisable as of June 30, 2025	4,691,835	$2.46	6.3	$43

CARISMA THERAPEUTICS INC.
Notes to the Interim Consolidated Financial Statements
The weighted-average grant-date per share fair values of options granted during the six months ended June 30, 2025 and 2024 were $0.42 and $1.45, respectively. The fair values in the six months ended June 30, 2025 and 2024 were estimated using the Black-Scholes option-pricing model based on the following assumptions:

Six Months Ended June 30,
	2025	2024
Risk-free interest rate	4.32% - 4.35%	3.77% - 4.59%
Expected term	6 years	6 years
Expected volatility	108.30% - 110.68%	103.00% - 107.10%
Expected dividend yield	—	—
Stock-Based Compensation Expense
The Company recorded stock-based compensation expense in the following expense categories in its accompanying unaudited interim consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development	$103	$(44)	$210	$392
General and administrative	328	669	729	1,290
	$431	$625	$939	$1,682
In connection with the cash preservation plan, 3.0 million options were forfeited during the six months ended June 30, 2025, resulting in a reduction in stock-based compensation expense related to research and development and, general and administrative employees. Compensation cost for awards not vested as of June 30, 2025 was $3.1 million and will be expensed over a weighted-average period of 2.1 years.
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

CARISMA THERAPEUTICS INC.
Notes to the Interim Consolidated Financial Statements
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
The Company included the $45.0 million up-front and nonrefundable payment in the transaction price as of the outset of the arrangement. During the six months ended June 30, 2025 and 2024, the Company recognized $3.7 million and $12.6 million, respectively, of collaboration revenues. As discussed below, Moderna will no longer be reimbursing the Company for research and development services.
The Company recognized $42.4 million and $3.8 million, respectively, of research and development services and option right collaboration revenues since inception of the Moderna License Agreement through June 30, 2025.
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
The following table summarizes the changes in deferred revenue (in thousands):

	Six Months Ended June 30,
	2025	2024
Balance at the beginning of the period	$44,979	$46,413
Deferral of revenue	—	6,090
Recognition of deferred revenue	(3,729)	(10,594)
Balance at the end of the period	$41,250	$41,909
The deferred revenue represents the unearned portion of the upfront, non-refundable and non-creditable payment allocated to Moderna's option rights of $41.3 million, which is not expected to be recognized within the next 12 months.
(11)    Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through August 7, 2025, the issuance date of these unaudited interim consolidated financial statements, and has not identified any additional items that have not previously been mentioned elsewhere requiring disclosure.

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
Overview

We are a biotechnology company that was previously focused on applying our industry leading expertise in macrophage engineering to develop transformative therapies to treat serious diseases including liver fibrosis and cancer.

2024 Revised Operating Plans

In late March 2024, following a strategic review of our operating plan for 2024 and future periods, we approved a revised operating plan intended to balance value creation and expense management with our available cash resources. The objective of our revised operating plan was to focus our clinical development efforts on high potential value programs with meaningful near-term milestones and eliminate non-essential expenses and headcount to extend our cash runway. Under that plan, we intended to focus our ex vivo oncology clinical development efforts on our follow-on product candidate CT-0525, a CAR-Monocyte intended to treat solid tumors that over-express anti-human epidermal growth factor receptor 2, or HER2, and cease development of CT-0508, our macrophage-based product candidate, and initial lead product candidate. In addition, at that time, we decided to continue to focus on our in vivo Messenger RNA/lipid nanoparticle, or mRNA/LNP, CAR-M programs in partnership with Moderna and paused development of CT-1119, a mesothelin-targeted CAR-Monocyte, pending additional financing, reduce our workforce and decrease spending on other non-essential activities. All clinical activities of CT-0508 have ceased.

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

Further, pursuant to the December 2024 revised operating plan, we pivoted our focus to developing product candidates targeting two indications – liver fibrosis and solid tumor oncology, while retaining the potential to receive milestones and royalties from our collaboration with Moderna.

As part of our cost-reduction initiatives in 2024, we implemented workforce reductions resulting in the termination of 62 full-time employees (representing approximately 58.0% of our total workforce), across research and development and general and administrative functions. The workforce reductions resulted in $4.1 million of severance related costs. As of December 31, 2024, we accrued $2.7 million in severance costs from our workforce reduction, $2.3 million of which was paid in January 2025. We may also incur other charges or cash expenditures not currently contemplated due to events that may occur as a result of, or associated with, the 2024 reduction in workforce.

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

2025 Cash Preservation Plan

As part of a further revised plan approved by our board of directors on March 25, 2025 to preserve our existing cash resources following our reduction in workforce, or our cash preservation plan, we have reduced our operations to those necessary to identify and explore a range of strategic alternatives to maximize value and prepare to wind down our business. We currently have no intention of resuming our historical research and development activities. As part of our cash preservation plan, our board of directors determined to terminate all of our employees not deemed necessary to pursue strategic alternatives and execute an orderly wind down of our operations.

Nasdaq Deficiencies

We are not in compliance with the listing criteria for the Nasdaq Capital Market. Following a timely request for a hearing, we presented our plan to achieve compliance with applicable Nasdaq listing criteria and requested an extension of time to do so. On June 10, 2025, The Nasdaq Stock Market, LLC, or Nasdaq, notified us that The Nasdaq Hearings Panel, or the Panel, determined to grant our request for an exception to, and an extension of time to comply with, Nasdaq listing standards. The extension of time is subject to our demonstrating compliance with Nasdaq Listing Rule 5550(a)(2), or the NCM Bid Price Rule, by evidencing a closing bid price of $1.00 or more per share for a minimum of 10 consecutive trading sessions, completing a strategic transaction and otherwise demonstrating compliance with all initial listing requirements for the Nasdaq Capital Market, in each case on or before October 7, 2025, which is the Nasdaq Compliance Date. The extension of time is further subject to our meeting an interim milestone for a strategic transaction in connection with our ongoing strategic process. The Panel has the right to reconsider its determination based on any event, condition or circumstance that exists or develops that would, in the opinion of the Panel, make continued listing of our securities inadvisable or unwarranted. The Panel does not have discretion to grant continued listing for noncompliance with Nasdaq listing standards beyond October 7, 2025. There can be no assurance that we will be able to satisfy the requirements or conditions for continued listing within the period of time granted by the Panel.

At our special meeting of our stockholders held on for August 5, 2025, our stockholders approved an amendment to our certificate of incorporation to effect a reverse stock split of our issued and outstanding common stock at a ratio of not less than 1-for-10 and not greater than 1-for-50 shares, with the exact ratio to be determined by our board of directors, in its discretion, without further approval or authorization by our stockholders. The primary purpose for the reverse stock split is to increase the per-share closing bid price of our common stock so as to demonstrate compliance with the applicable NCM Bid Price Rule, and to help ensure our continued listing on Nasdaq. However, there can be no assurance that the reverse stock split, if effected, will enable us to demonstrate compliance with the NCM Bid Price Rule or that we will be able to satisfy the terms of the Panel’s decision by October 7, 2025.

Current Strategy - Anticipated Merger with OrthoCellix

After a comprehensive review of strategic alternatives, on June 22, 2025, we entered into an Agreement and Plan of Merger, or the Merger Agreement, by and among us, Azalea Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of us, or Merger Sub, Ocugen, Inc., or Ocugen, a Delaware corporation, and OrthoCellix, Inc., or OrthoCellix, a Delaware corporation and wholly-owned subsidiary of Ocugen, pursuant to which, among other matters, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Merger Sub will merge with and into OrthoCellix, or the OrthoCellix Merger, with OrthoCellix continuing as a wholly owned subsidiary of us and the surviving company of the OrthoCellix Merger. The OrthoCellix Merger is intended to qualify for federal income tax purposes as a tax-free reorganization. Following the OrthoCellix Merger we are referred to herein as the “Combined Company.” If the OrthoCellix Merger is completed, the business of OrthoCellix will continue as the business of the Combined Company. Prior to the completion of the OrthoCellix Merger, we will seek to enter into a series of transactions with certain third parties to monetize certain legacy assets, in accordance with the limitations and requirements set forth in the Merger Agreement.

Subject to the terms and conditions of the Merger Agreement, at the effective time of the OrthoCellix Merger, or the Effective Time, each share of common stock, par value $0.00001 per share, of OrthoCellix, or OrthoCellix Common Stock, issued and outstanding (other than shares of OrthoCellix Common Stock (a) held as treasury stock, (b) owned, directly or indirectly, by us or Merger Sub immediately prior to the Effective Time or (c) as to which appraisal rights have been properly exercised in accordance with Delaware law) shall be converted into and become exchangeable for the right to receive a number of shares of our common stock, based on a ratio calculated in accordance with the Merger Agreement, or the Exchange Ratio.

Immediately after the OrthoCellix Merger and the anticipated Concurrent Investment (as defined below), our securityholders as of immediately prior to the OrthoCellix Merger are expected to own approximately 10.0% of the outstanding shares of the Combined Company on a fully-diluted basis, and the sole stockholder of OrthoCellix along with the other investors in the anticipated Concurrent Investment are expected to own approximately 90.0% of the outstanding shares of the Combined Company on a fully-diluted basis, subject to certain assumptions, including, but not limited to, Carisma’s net cash as of the closing of the OrthoCellix Merger being approximately $0 and the anticipated amount of the Concurrent Investment of $25.0 million.

The Exchange Ratio assumes (a) a valuation for OrthoCellix of $135.0 million (less the amount, if any, by which the actual amount of the Concurrent Investment is less than $25.0 million), and (b) a valuation for us of $15.0 million, which is subject to adjustment based on the amount by which our net cash is greater than or less than $0.

Although we have entered into the Merger Agreement and intend to consummate the OrthoCellix Merger, there is no assurance that we will be able to successfully consummate the OrthoCellix Merger on a timely basis, or at all. If, for any reason, the OrthoCellix Merger does not close, our board of directors may elect to, among other things, attempt to complete another strategic transaction like the OrthoCellix Merger, attempt to sell or otherwise dispose of our remaining assets or dissolve and liquidate our assets.

If the OrthoCellix Merger does not close, we might not have enough time or resources remaining to identify, evaluate and complete another strategic transaction before the Nasdaq Compliance Date. If the OrthoCellix Merger is not completed, our board of directors may decide that it is in the best interests of our stockholders to commence bankruptcy or liquidation and dissolution proceedings. In that event, the amount of cash available for distribution to our stockholders would depend heavily on the timing of such decision and, ultimately, such liquidation, since the amount of our cash resources continues to decrease as we continue our wind down activities and incur fees and expenses related to the OrthoCellix Merger. In addition, if our board of directors were to approve and recommend, and our stockholders were to approve, a dissolution of the company, we would be required under Delaware law to pay our outstanding obligations, as well as to make reasonable provision for contingent and unknown obligations, prior to making any distributions in liquidation to our stockholders. As a result of this requirement, a portion of our assets may need to be reserved pending the resolution of such obligations. In addition, we may be subject to litigation or other claims related to a liquidation and dissolution of the company. If a liquidation and dissolution were pursued, our board of directors, in consultation with its advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve. Accordingly, our stockholders could lose all or a significant portion of their investment in the event of a liquidation and dissolution of the company.

Contingent Value Rights Agreement

At or prior to the Effective Time, we will enter into a Contingent Value Rights Agreement, or the CVR Agreement, with a rights agent, or the Rights Agent, pursuant to which our pre-OrthoCellix Merger common stockholders, subject to the terms and conditions set forth in the CVR Agreement will receive one contingent value right, or a CVR, for each outstanding share of our common stock held by such stockholder on such date.

Each CVR will represent the contractual right to receive a contingent cash payment equal to (i) the Net Proceeds (as defined in the CVR Agreement) received by us to the extent such payment related to the disposition of any legacy asset of ours during the period beginning on the execution date of the Merger Agreement and ending on the second (2nd) anniversary of the closing of the OrthoCellix Merger, if any, plus (ii) the Net Proceeds received by us to the extent such payment related to any royalties, milestones or other payments received by us following the closing of the OrthoCellix Merger under certain of our existing agreements, including its collaboration and license agreement with ModernaTX, Inc., in each case subject to adjustment based on the terms and conditions set forth in the CVR Agreement. The contingent payments under the CVR Agreement, if they become payable, will become payable to the Rights Agent for subsequent distribution to the holders of the CVRs. In the event that no such proceeds are received, holders of the CVRs will not receive any payment pursuant to the CVR Agreement. There can be no assurance that any holders of CVRs will receive any payments with respect thereto.

Anticipated Concurrent Investment

Pursuant to the Merger Agreement, we and OrthoCellix have agreed to use commercially reasonable efforts to enter into subscription agreements with one or more investors designated by OrthoCellix, pursuant to which such investors would agree to purchase shares of our common stock for aggregate gross proceeds (inclusive of the Guarantor Investment Amount (as defined below)) at least equal to the Concurrent Investment Amount, which investment is expected to be consummated at or immediately following the closing of the OrthoCellix Merger. We and the investors participating in the anticipated Concurrent Investment will enter into the registration rights agreement at the closing of the Concurrent Investment, pursuant to which, among other things, the Combined Company will agree to provide for the registration and resale of certain shares of our common stock that are held by the investors participating in the Concurrent Investment from time to time pursuant to Rule 415 under the Securities Act of 1933, as amended, or the Securities Act. The closing of the Concurrent Investment is conditioned upon the satisfaction or waiver of the conditions set forth in the subscription agreements and of each of the conditions to the closing of the OrthoCellix Merger.

Further, pursuant to the Merger Agreement, Ocugen has agreed to enter into a subscription agreement with us, pursuant to which Ocugen will agree to purchase $5.0 million of shares of our common stock as part of the Concurrent Investment (such investment by Ocugen, the Guarantor Investment Amount). Ocugen and OrthoCellix have informed us that Ocugen is in the process of seeking the consent of Ocugen’s institutional lender prior to Ocugen’s entry into such subscription agreement us for the Guarantor Investment.

Our Historical Product Candidates and Pipeline

Our liver fibrosis program is based upon the discovery of a key efferocytosis defect in the macrophages that reside within the livers of patients with fibrosis. Using a novel mRNA/LNP, approach, our product candidate aims to reverse fibrotic disease and improve the outcomes of patients with advanced liver fibrosis. In the second quarter of 2024, we achieved pre-clinical proof of concept in our liver fibrosis program, demonstrating the anti-fibrotic potential of engineered macrophages in two liver fibrosis models. Prior to pausing our research and development activities, we planned to continue to conduct pre-clinical development of our product candidate, CT-2401, sufficient to enable a regulatory submission to initiate a clinical trial.

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

To date, we have not yet commercialized any products or generated any revenue from product sales and have financed our operations primarily with proceeds from sales of our preferred stock, proceeds from our collaboration with Moderna, research tax credits, convertible debt financing, and completion of the Sesen Bio Merger and related financing. Our operations have historically been limited to organizing and staffing the company, business planning, capital raising, establishing and maintaining our intellectual property portfolio, building our pipeline of product candidates, conducting drug discovery activities, undertaking pre-clinical studies, manufacturing process development studies, conducting early-stage clinical trials, and providing general and administrative support for these operations. We have historically devoted substantially all of our financial resources and efforts to pursuing discovery, research and development of our product candidates.

Financial Operations

Our net losses were $19.0 million and $30.1 million for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, we had $2.0 million in cash and cash equivalents and an accumulated deficit of $324.6 million. Although we have reduced operations in connection with our cash preservation plan, we have incurred expenses in connection with our evaluation of strategic alternatives. We expect to continue to incur significant expenses and operating losses in connection with consummating the OrthoCellix Merger and the ongoing process of exploring transactions with certain third parties to monetize certain legacy assets. A considerable portion of these expenses, such as legal, accounting and advisory fees and other related charges, will be incurred regardless of whether we consummate the OrthoCellix Merger or enter into a monetization transaction for legacy assets.

Although we believe our current cash and cash equivalents are sufficient to sustain our operating expenses and capital expenditure requirements into the fall of 2025, we do not expect that our cash and cash equivalents will support our operations for more than one year following the date of this Quarterly Report on Form 10-Q. As a result of these conditions, substantial doubt exists about our ability to continue as a going concern. We have based this estimate on assumptions that may prove to be wrong. In addition, changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control. As a result, we could deplete our capital resources sooner than we currently expect.

Our future operations are highly dependent on the success of the OrthoCellix Merger. Although we have entered into the Merger Agreement and intend to consummate the OrthoCellix Merger, there is no assurance that we will be able to successfully consummate the OrthoCellix Merger on a timely basis, or at all. If the OrthoCellix Merger does not close, we might not have enough time or resources remaining to identify, evaluate and complete another strategic transaction before the Nasdaq Compliance Date. If the OrthoCellix Merger is not completed, our board of directors may decide that it is in the best interests of our stockholders to commence bankruptcy or liquidation and dissolution proceedings.

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

Research and development activities have historically been central to our business model. Product candidates in later stages of clinical development will generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect our research and development expenses to continue to significantly decrease in 2025 as a result of our decision to pause our research and development activities as part of our cash preservation plan. We currently have no intention of resuming our historical research and development activities. If the OrthoCellix Merger is completed, the business of OrthoCellix will continue as the business of the Combined Company. If the OrthoCellix Merger is not completed and we are able to resume historical research and development activities, our research and development expenses would increase; however, any future resumption of our historical research and development activities would depend on completing a strategic transaction that would support our prior operating plans or otherwise obtaining significant additional funding.

If we were to resume our historical research and development activities, the success of any of our product candidates will depend on several factors, including the following:
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

We expect that our general and administrative expenses will continue to decrease in 2025, as we have terminated all of our employees not deemed necessary to pursue strategic alternatives and execute an orderly wind down of our operations. However, we have incurred and expect to continue to incur significant costs related to the OrthoCellix Merger, including legal, accounting and advisory expenses and other related charges.

Other Income, Net
Interest income, net consists of interest earned on our excess cash, net of interest expense, and sales of supplies. Interest expense consists of interest on our finance leases.
Income Taxes

Since inception, we have incurred significant net losses. We have provided a valuation allowance against the full amount of our deferred tax assets since, in our opinion, based upon our historical and anticipated future losses, it is more likely than not that the benefits will not be realized. As of June 30, 2025, we remained in a full valuation allowance position.

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
Results of Operations
Comparison of the Three Months Ended June 30, 2025 and 2024 (in thousands)

	Three Months Ended June 30,
	2025	2024
Collaboration revenues	$—	$9,197
Operating expenses:
Research and development	2,424	15,307
General and administrative	3,354	5,560
Total operating expenses	5,778	20,867
Operating loss	(5,778)	(11,670)
Loss on sale of held for sale assets	(3,539)	—
Loss on abandonment of operating lease right-of-use asset	(927)	—
Other income, net	470	508
Pre-tax loss	(9,774)	$(11,162)
Collaboration Revenues
Collaboration revenues were zero and $9.2 million for the three months ended June 30, 2025 and 2024, respectively, related to the research and development activities completed under the Moderna License Agreement.
Research and Development Expenses
We track outsourced development, outsourced personnel costs and other external research and development costs of our CT-0508, CT-0525, and CT-1119 programs. We do not track internal research and development costs on a program-by-program basis. The following table summarizes our research and development expenses for the three months ended June

30, 2025 and 2024 (in thousands). Certain amounts related to prior period results were reclassified to conform to current period presentation. These reclassifications have not changed total research and development expenses.

	Three Months Ended June 30,
	2025	2024	Change
CT-0508 (1)	$515	$2,052	$(1,537)
CT-0525 (1)	155	2,768	(2,613)
CT-1119 (1)	—	324	(324)
Personnel costs, including stock-based compensation (2)	445	5,479	(5,034)
Other clinical and pre-clinical development expenses	416	1,264	(848)
Facilities and other expenses	893	3,420	(2,527)
Total research and development expenses	$2,424	$15,307	$(12,883)

(1) Our 2024 revised operating plans adjusted our research and development focus. For the Phase 1 clinical trial of CT-0525, the last patient was dosed in November 2024 and all clinical activity ended in January 2025. All clinical activities related to CT-0508 also ceased in 2024. In connection with our 2024 revised operating plans, we had also elected to pause further development of CT-1119, a mesothelin-targeted CAR-Monocyte, pending additional financing. In connection with our cash preservation plan, we currently have no intention of resuming our historical research and development activities.

(2) Our cash preservation plan and the 2024 revised operating plans included reductions in workforce which resulted in severance costs during the three months ended June 30, 2025 and 2024.
The decrease in research and development expenses was primarily attributable to a decrease in our program expenses and personnel costs in connection with the cash preservation plan and 2024 revised operating plans.
General and Administrative Expenses
The following table summarizes our general and administrative expenses for the three months ended June 30, 2025 and 2024 (in thousands). Certain amounts related to prior period results were reclassified to conform to current period presentation. These reclassifications have not changed total general and administrative expenses.

	Three Months Ended June 30,
	2025	2024	Change
Personnel costs, including stock-based compensation (1)	$784	$2,066	$(1,282)
Professional fees	2,074	2,010	64
Facilities and supplies	106	826	(720)
Insurance, taxes, and fees	259	373	(114)
Other expenses	131	285	(154)
Total general and administrative expenses	$3,354	$5,560	$(2,206)

(1) Our cash preservation plan and 2024 revised operating plans included reductions in workforce which resulted in severance costs during the three months ended June 30, 2025 and 2024.

The decrease in general and administrative expenses was primarily attributable to a decrease in personnel costs and facilities expense in connection with the cash preservation plan and the 2024 revised operating plans.

Loss on Sale of Held For Sale Assets
We recognized $3.5 million in losses on sale of held for sale assets during the three months ended June 30, 2025, related to the return of finance lease right-of-use, or ROU, assets and the sale of previously classified equipment. We did not incur such losses during the three months ended June 30, 2024.
Loss on Abandonment of Operating Lease Right-of-Use Asset
We recognized $0.9 million in losses related to the abandonment of operating lease space during the three months ended June 30, 2025. We did not incur such losses during the three months ended June 30, 2024.
Other Income, Net
We recognized $0.5 million in other income, net for the three months ended June 30, 2025 and 2024, which was attributable to interest earned on excess cash and sales of supplies in connection with the cash preservation plan.
Comparison of the Six Months Ended June 30, 2025 and 2024 (in thousands)

	Six Months Ended June 30,
	2025	2024
Collaboration revenues	$3,729	$12,594
Operating expenses:
Research and development	11,580	32,769
General and administrative	7,261	11,005
Total operating expenses	18,841	43,774
Operating loss	(15,112)	(31,180)
Loss on sale of held for sale assets	(3,539)	—
Loss on abandonment of operating lease right-of-use asset	(927)	—
Other income, net	538	1,040
Pre-tax loss	(19,040)	$(30,140)
Collaboration Revenues
Collaboration revenues were $3.7 million and $12.6 million for the six months ended June 30, 2025 and 2024, respectively, related to the research and development activities completed under the Moderna License Agreement.
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

	Six Months Ended June 30,
	2025	2024	Change
CT-0508 (1)	$515	$3,202	$(2,687)
CT-0525 (1)	925	5,184	(4,259)
CT-1119 (1)	—	730	(730)
Personnel costs, including stock-based compensation (2)	6,496	10,184	(3,688)
Other clinical and pre-clinical development expenses	1,707	5,636	(3,929)
Facilities and other expenses	1,937	7,833	(5,896)
Total research and development expenses	$11,580	$32,769	$(21,189)

(1) Our 2024 revised operating plans adjusted our research and development focus. For the Phase 1 clinical trial of CT-0525, the last patient was dosed in November 2024 and all clinical activity ended in January 2025. All clinical activities related to CT-0508 also ceased in 2024. In connection with our 2024 revised operating plans, we had also elected to pause further development of CT-1119, a mesothelin-targeted CAR-Monocyte, pending additional financing. In connection with our cash preservation plan, we currently have no intention of resuming our historical research and development activities.

(2) Our cash preservation plan and the 2024 revised operating plans included reductions in workforce which resulted in severance costs during the six months ended June 30, 2025 and 2024.
The decrease in research and development expenses was primarily attributable to a decrease in our program expenses, personnel costs and other clinical and pre-clinical development expenses, and facility expenses in connection with the cash preservation plan and 2024 revised operating plans.
General and Administrative Expenses
The following table summarizes our general and administrative expenses for the six months ended June 30, 2025 and 2024 (in thousands). Certain amounts related to prior period results were reclassified to conform to current period presentation. These reclassifications have not changed total general and administrative expenses.

	Six Months Ended June 30,
	2025	2024	Change
Personnel costs, including stock-based compensation (1)	$2,612	$4,486	$(1,874)
Professional fees	3,667	4,317	(650)
Facilities and supplies	248	1,038	(790)
Insurance, taxes, and fees	426	576	(150)
Other expenses	308	588	(280)
Total general and administrative expenses	$7,261	$11,005	$(3,744)

(1) Our cash preservation plan and 2024 revised operating plans included reductions in workforce which resulted in severance costs during the six months ended June 30, 2025 and 2024.

The decrease in general and administrative expenses was primarily attributable to a decrease in our personnel costs and facilities and supplies in connection with the cash preservation plan and the 2024 revised operating plans.

Loss on Sale of Held For Sale Assets
We recognized $3.5 million in losses on sale of held for sale assets during the six months ended June 30, 2025, related to the return of finance lease ROU assets and the sale of previously classified equipment. We did not incur such losses during the six months ended June 30, 2024.
Loss on Abandonment of Operating Lease Right-of-Use Asset
We recognized $0.9 million in losses related to the abandonment of operating lease space during the six months ended June 30, 2025. We did not incur such losses during the six months ended June 30, 2024.
Other Income, Net
We recognized $0.5 million and $1.0 million in other income, net for the six months ended June 30, 2025 and 2024, which was attributable to interest earned on excess cash and the sale of supplies in connection with our cash preservation plan.
Liquidity and Capital Resources
Sources of Liquidity

As of June 30, 2025, we had $2.0 million in cash and cash equivalents and an accumulated deficit of $324.6 million. To date, we have not yet commercialized any products or generated any revenue from product sales and have financed operations primarily with proceeds from sales of preferred stock, proceeds from our collaboration with Moderna, research tax credits, convertible debt financing, and completion of the Sesen Bio Merger and related financing. Through June 30, 2025, we have generated $46.2 million of collaboration revenues related to research and development services, option rights, and milestones.

After a comprehensive review of strategic alternatives, on June 22, 2025, we entered into the Merger Agreement for the contemplated OrthoCellix Merger. If the OrthoCellix Merger is completed, the business of OrthoCellix will continue as the business of the Combined Company. Although we intend to consummate the OrthoCellix Merger, there is no assurance that we will be able to successfully consummate the OrthoCellix Merger on a timely basis, or at all. Our future operations are highly dependent on the success of the OrthoCellix Merger.

We and OrthoCellix each have certain termination rights under the Merger Agreement. Upon termination of the Merger Agreement under specified circumstances, we may be required to pay OrthoCellix a termination fee of $500,000. Upon termination of the Merger Agreement upon specified circumstances, OrthoCellix may be required to pay us a termination fee of $750,000 and reimburse up to $500,000 of our fees and expenses incurred in connection with the transactions contemplated by the Merger Agreement.

Pursuant to the Merger Agreement, we and OrthoCellix have agreed to use commercially reasonable efforts to enter into subscription agreements with one or more investors designated by OrthoCellix, pursuant to which such investors would agree to purchase shares of our common stock for aggregate gross proceeds (inclusive of the Guarantor Investment Amount) at least equal to the Concurrent Investment Amount, which investment is expected to be consummated at or immediately following the closing of the OrthoCellix Merger. The closing of the Concurrent Investment is conditioned upon the satisfaction or waiver of the conditions set forth in the subscription agreements and of each of the conditions to the closing of the OrthoCellix Merger.

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

On April 17, 2023, we filed a universal shelf registration statement on Form S-3, which was declared effective on May 2, 2023, or the Registration Statement. Under the Registration Statement, we may offer and sell up to $300.0 million of a variety of securities, including debt securities, common stock, preferred stock, depository shares, subscription rights, warrants and units from time to time in one or more offerings at prices and on terms to be determined at the time of the offering. On May 12, 2023, we entered into an Amended and Restated Open Market Sale AgreementSM, or the Sale Agreement, with Jefferies LLC, as sales agent, pursuant to which we may offer and sell shares of our common stock with an aggregate offering price of up to $100.0 million under an “at-the-market" offering program. As of June 30, 2025, we have sold 1,362,917 shares of our common stock for net proceeds of $3.0 million.
Cash Flows
The following table shows a summary of our cash flows for the six months ended June 30, 2025 and 2024 (in thousands):

	Six Months Ended June 30,
	2025	2024
Cash (used in) provided by
Operating activities	$(15,971)	$(38,545)
Investing activities	687	(123)
Financing activities	(626)	1,425
Net change in cash, cash equivalents and restricted cash	$(15,910)	$(37,243)
Cash Flows from Operating Activities
During the six months ended June 30, 2025, we used $16.0 million of net cash in operating activities. Cash used in operating activities reflected our net loss of $19.0 million and a $4.4 million net change in our operating assets and liabilities attributable to the timing in which we pay our vendors for research and development activities, partially offset by $7.4 million of non-cash charges related to depreciation and amortization expense, stock-based compensation, reductions in the operating right of use, or ROU assets, the write-off of deferred financing costs, losses on the sale of assets held for sale, gain on sale of property and equipment, and loss on abandonment of operating lease ROU asset.
During the six months ended June 30, 2024, we used $38.5 million of net cash in operating activities. Cash used in operating activities reflected our net loss of $30.1 million that was offset by $8.4 million of non-cash charges related to depreciation and amortization expense, stock-based compensation, ROU assets, and non-cash interest on the finance lease liability and a $16.8 million net change in our operating assets and liabilities attributable to the timing in which we pay our vendors for research and development activities.
Cash Flows from Investing Activities
During the six months ended June 30, 2025, we received $0.7 million of cash from investing activities related to the sale of property and equipment and assets held for sale.

During the six months ended June 30, 2024, cash used in investing activities reflected the purchases of property and equipment.
Cash Flows from Financing Activities
During the six months ended June 30, 2025, we used $0.6 million of net cash from financing activities, attributable to $0.3 million in payments of finance liability for failed-sale leaseback arrangements and $0.3 million in payments of principal related to finance lease liabilities.
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
Funding Requirements

As of June 30, 2025, we had cash and cash equivalents of $2.0 million. Our funding requirements will depend on the outcome of the planned OrthoCellix Merger.

Although we have reduced operations in connection with our cash preservation plan, we have incurred expenses in connection with our evaluation of strategic alternatives. We expect to continue to incur significant expenses and operating losses in connection with consummating the OrthoCellix Merger and the ongoing process of exploring transactions with certain third parties to monetize certain legacy assets. A considerable portion of these expenses, such as legal, accounting and advisory fees and other related charges, will be incurred regardless of whether we consummate the OrthoCellix Merger or enter into a monetization transaction for legacy assets.

Although we believe our current cash and cash equivalents are sufficient to sustain our operating expenses and capital expenditure requirements into the fall of 2025, we do not expect that our cash and cash equivalents will support our operations for more than one year following the date of this Quarterly Report on Form 10-Q. As a result of these conditions, substantial doubt exists about our ability to continue as a going concern. We have based this estimate on assumptions that may prove to be wrong. In addition, changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control. As a result, we could deplete our capital resources sooner than we currently expect.

Our future operations are highly dependent on the success of the OrthoCellix Merger. Although we have entered into the Merger Agreement and intend to consummate the OrthoCellix Merger, there is no assurance that we will be able to successfully consummate the OrthoCellix Merger on a timely basis, or at all. If, for any reason, the OrthoCellix Merger does not close, our board of directors may elect to, among other things, attempt to complete another strategic transaction like the OrthoCellix Merger, attempt to sell or otherwise dispose of our remaining assets or dissolve and liquidate our assets.

If the OrthoCellix Merger does not close, we might not have enough time or resources remaining to identify, evaluate and complete another strategic transaction before the Nasdaq Compliance Date. If the OrthoCellix Merger is not completed, our board of directors may decide that it is in the best interests of our stockholders to commence bankruptcy or liquidation and dissolution proceedings. In that event, the amount of cash available for distribution to our stockholders would depend heavily on the timing of such decision and, ultimately, such liquidation, since the amount of our cash resources continues to decrease as we continue our wind down activities and incur fees and expenses related to the OrthoCellix Merger. In addition, if our board of directors were to approve and recommend, and our stockholders were to approve, a dissolution of the company, we would be required under Delaware law to pay our outstanding obligations, as well as to make reasonable provision for contingent and unknown obligations, prior to making any distributions in liquidation to our stockholders. As a result of this requirement, a portion of our assets may need to be reserved pending the resolution of such obligations. In addition, we may be subject to litigation or other claims related to a liquidation and dissolution of the company. If a liquidation and dissolution were pursued, our board of directors, in consultation with its advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve. Accordingly, our stockholders could lose all or a significant portion of their investment in the event of a liquidation and dissolution of the company.

In the event that our board of directors determines that a liquidation and dissolution of our business approved by stockholders is desirable or the best method to maximize value, we would prepare proxy materials and schedule a special meeting of our stockholders to seek approval of such a plan.

We currently have no intention of resuming our historical research and development activities. Any future resumption of our historical research and development activities would depend on completing a strategic transaction that would support our prior operating plans or otherwise obtaining significant additional funding. Significant additional financing may not be available to us on acceptable terms, or at all, and may be impacted by the economic climate and market conditions.

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

If we were to resume historical research and development activities, our expenses would increase and our future capital requirements would depend on many factors, including:

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
Contractual Obligations and Commitments
The following table summarizes our contractual obligations and commitments at June 30, 2025 (in thousands):

	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	More than 5 Years
Contractual obligations:
Operating lease commitments(1)	$1,554	783	466	305	—
Finance lease commitments	356	356	—	—	—
Total contractual obligations	$1,910	$1,139	$466	$305	$—
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
In connection with the cash preservation plan, we incurred $4.2 million during the six months ended June 30, 2025, which primarily represents one-time employee termination benefits directly associated with the workforce reduction. We expect to pay the majority of related reduction in workforce amounts by the end of 2025.
As described above, upon termination of the Merger Agreement under specified circumstances, we may be required to pay OrthoCellix a termination fee of $500,000.
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

During the six months ended June 30, 2025, there were no material changes to our critical accounting policies and estimates from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 31, 2025.
Recent Accounting Pronouncements

See Note 3 - Recently issued accounting pronouncements to our unaudited interim consolidated financial statements found in this Quarterly Report on Form 10-Q for a description of recent accounting pronouncements applicable to our financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. Our interest-earning assets consist of cash and cash equivalents. Interest income earned on these assets was $0.1 million and $1.0 million for the six months ended June 30, 2025 and 2024, respectively. Our interest income is sensitive to changes in the general level of interest rates, primarily U.S. interest rates.
Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the six months ended June 30, 2025 and 2024.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of June 30, 2025. The term “disclosure controls and procedures,” as defined in the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based on the evaluation of our disclosure controls and procedures as of June 30, 2025, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. As of the date of this Quarterly Report on Form 10-Q, we were not a party to any material legal matters or claims.
Item 1A. Risk Factors.
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors set forth below and discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, which could materially affect our business, operating results or financial condition. The risk factors disclosure in our Annual Report on Form 10-K for the year ended December 31, 2024 is qualified by the information that is described in this Quarterly Report on Form 10-Q. The risks described below and in our Annual Report on Form 10-K for the year ended December 31, 2024 may not be the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, operating results or financial condition.
As used in this section, references to “the” “Company, “Carisma,” “we,” “us,” and “our” refer to Carisma Therapeutics Inc. (formerly Sesen Bio, Inc.) and its consolidated subsidiaries.

Risks Related to the OrthoCellix Merger

The Exchange Ratio will not be adjusted based on the market price of Carisma common stock as the Exchange Ratio depends, among other things, on Carisma’s Net Cash (as defined in the Merger Agreement) at the closing of the OrthoCellix Merger and not the market price of Carisma common stock, so the Merger Consideration (as defined in the Merger Agreement) at the closing of the OrthoCellix Merger may have a greater or lesser value than at the time the Merger Agreement was signed.
At the Effective Time, as described in the Merger Agreement, outstanding shares of OrthoCellix capital stock will be converted into shares of Carisma common stock. Immediately after the OrthoCellix Merger and the anticipated Concurrent Investment, the sole stockholder of OrthoCellix and the other investors in the anticipated Concurrent Investment are expected to own approximately 90.0% of the aggregate number of shares of Carisma common stock on a fully-diluted basis and Carisma securityholders immediately before the OrthoCellix Merger are expected to own approximately 10.0% of the aggregate number of shares of Carisma common stock on a fully-diluted basis, subject to certain assumptions, including, but not limited to, Carisma’s Net Cash as of the closing of the OrthoCellix Merger being approximately $0 and an anticipated Concurrent Investment Amount of $25.0 million. In the event Carisma’s Net Cash is below $0 or the size of the anticipated Concurrent Investment is less than the anticipated Concurrent Investment Amount, the Exchange Ratio will be adjusted and the number of shares therefore issued to OrthoCellix’s sole stockholder prior to the closing of the OrthoCellix Merger will be adjusted.
Any changes in the market price of Carisma common stock before the completion of the OrthoCellix Merger will not affect the Exchange Ratio or the number of shares OrthoCellix’s sole stockholder will be entitled to receive pursuant to the Merger Agreement. Therefore, if before the completion of the OrthoCellix Merger, the market price of Carisma common stock increases from the market price on the date of the Merger Agreement, then OrthoCellix’s sole stockholder could receive Merger Consideration with substantially more value for its shares of OrthoCellix capital stock than the parties had negotiated when they established the Exchange Ratio. Similarly, if before the completion of the OrthoCellix Merger the market price of Carisma common stock declines from the market price on the date of the Merger Agreement, then OrthoCellix’s sole stockholder could receive Merger Consideration with substantially lower value than the parties negotiated when they established the Exchange Ratio. The Merger Agreement does not include a price-based termination right.

The issuance of Carisma common stock to OrthoCellix’s sole stockholder pursuant to the Merger Agreement and to investors in the anticipated Concurrent Investment and the resulting change in control from the OrthoCellix Merger must be approved by Carisma stockholders, and the Merger Agreement and transactions contemplated thereby must be approved by OrthoCellix’s sole stockholder. Failure to obtain these approvals would prevent the closing of the OrthoCellix Merger.

Before the OrthoCellix Merger can be completed, Carisma stockholders must approve, among other things, the issuance of Carisma common stock to OrthoCellix’s sole stockholder pursuant to the Merger Agreement and to investors in the anticipated Concurrent Investment and the resulting change in control from the OrthoCellix Merger, and OrthoCellix’s sole stockholder must adopt the Merger Agreement and approve the OrthoCellix Merger and the related transactions. Failure to obtain the required stockholder approvals may result in a material delay in, or the abandonment of, the OrthoCellix Merger. Any delay in completing the OrthoCellix Merger may materially adversely affect the timing and benefits that are expected to be achieved from the OrthoCellix Merger.

Failure to complete the OrthoCellix Merger may result in either Carisma or OrthoCellix paying a termination fee to the other party, and could harm the common stock price of Carisma and future business and operations of each company.

If the OrthoCellix Merger is not completed, Carisma and OrthoCellix are subject to the following risks:

•if the Merger Agreement is terminated under specified circumstances, Carisma could be required to pay OrthoCellix a termination fee of $500,000, or OrthoCellix could be required to pay Carisma a termination fee of $750,000 and in certain circumstances, reimbursement of up to $500,000 for Carisma’s reasonable out-of-pocket expenses incurred in connection with the Merger Agreement and the transactions contemplated thereby;
•the price of Carisma common stock may decline and could fluctuate significantly; and
•substantial costs related to the OrthoCellix Merger may be incurred by either party, such as financial advisor, legal and accounting fees, a majority of which must be paid even if the OrthoCellix Merger is not completed.

If the Merger Agreement is terminated and the board of directors of Carisma or OrthoCellix determines to seek another business combination, there can be no assurance that either Carisma or OrthoCellix will be able to find another third party to transact a business combination with, yielding comparable or greater benefits.

If the conditions to the OrthoCellix Merger are not satisfied or waived, the OrthoCellix Merger may not occur.

Even if the OrthoCellix Merger is approved by the sole stockholder of OrthoCellix and Carisma stockholders approve the issuance of Carisma common stock in the OrthoCellix Merger, specified conditions must be satisfied or, to the extent permitted by applicable law, waived to complete the OrthoCellix Merger as set forth in the Merger Agreement. Carisma and OrthoCellix cannot assure you that all of the conditions to the consummation of the OrthoCellix Merger will be satisfied or waived, including the need for Ocugen to obtain consent from Avenue Capital Management II, L.P., Avenue Venture Opportunities Fund II, L.P., as a lender, and Avenue Venture Opportunities Fund, L.P. (collectively, “Avenue Capital”) pursuant to its Loan and Security Agreement with Avenue Capital. If the conditions are not satisfied or waived, the OrthoCellix Merger may not occur or the closing may be delayed.

It is a condition of the consummation of the merger that the Combined Company’s stock is approved for listing on Nasdaq. There can be no assurance such listing condition will be met and, at the time you are asked to vote on the OrthoCellix Merger, you will have no assurance that the common stock of the Combined Company will be listed on Nasdaq following the completion of the OrthoCellix Merger. Further, Carisma is not currently in compliance with the listing requirements of the Nasdaq Capital Market. There can be no assurance that Carisma will not be delisted from Nasdaq prior to the closing of the OrthoCellix Merger. For risks related to Carisma’s noncompliance with the Nasdaq listing standards, see the risk factor titled “We do not currently meet the requirements for continued listing on the Nasdaq Capital Market. If we fail to meet the requirements for continued listing on the Nasdaq Capital Market, trading in our common stock could be suspended and our common stock delisted from Nasdaq, which would have a negative effect on the price of our common stock and our ability to raise additional capital.”

Carisma and OrthoCellix may mutually agree to waive the condition to the OrthoCellix Merger requiring approval for listing on Nasdaq, and if such condition is waived, the Combined Company’s stock may not be listed on Nasdaq following completion of the OrthoCellix Merger.

Pursuant to the Merger Agreement, Carisma agreed to reasonably cooperate to seek approval of the listing of the Combined Company on Nasdaq and to prepare and submit to Nasdaq a notification form for the listing of shares of Carisma common stock to be issued in connection with the contemplated transactions. Additionally, under the Merger Agreement, each of Carisma’s and OrthoCellix’s obligation to complete the OrthoCellix Merger is subject to the satisfaction or waiver by each of the parties of various conditions, including that the shares of Carisma common stock to be issued in the OrthoCellix

Merger have been approved for listing on Nasdaq as of the closing of the OrthoCellix Merger. In the event that the shares of Carisma common stock to be issued in the OrthoCellix Merger are not approved for listing on Nasdaq, it is possible that Carisma and OrthoCellix may mutually agree to waive the applicable condition and nonetheless proceed with completing the OrthoCellix Merger. If such condition is waived, Carisma will not recirculate an updated proxy statement/prospectus, nor will it solicit a new vote of stockholders prior to proceeding with the OrthoCellix Merger. If Carisma proceeds with the OrthoCellix Merger in these circumstances, the Combined Company’s stock may not be listed on Nasdaq.

If the Combined Company’s stock is not listed on Nasdaq following completion of the OrthoCellix Merger, trading of the shares could be conducted in the over-the-counter market or on an electronic bulletin board established for unlisted securities, such as the Pink Sheets or the OTC Bulletin Board. In such event, it is likely that there would be significantly less liquidity in the trading of the common stock of the Combined Company; decreases in institutional and other investor demand for the shares, coverage by securities analysts, market making activity and information available concerning trading prices and volume; and fewer broker dealers willing to execute trades in the common stock of the Combined Company. Also, it may be difficult for the Combined Company to raise additional capital if the Combined Company’s common stock is not listed on a major exchange. The occurrence of any of these events could result in a further decline in the market price of the common stock of the Combined Company and could have a material adverse effect on the Combined Company.

Carisma and OrthoCellix may mutually agree to complete the OrthoCellix Merger even though a material adverse effect may result from the announcement of the OrthoCellix Merger, industry-wide changes or other causes.

In general, neither Carisma nor OrthoCellix is obligated to complete the OrthoCellix Merger if there is a material adverse effect affecting the other party between June 22, 2025, the date of the Merger Agreement, and the closing of the OrthoCellix Merger. However, pursuant to the terms of the Merger Agreement, certain types of events and/or causes are excluded from the concept of a “material adverse effect.” Such exclusions include, but are not limited to, changes or conditions generally affecting the industries in which the parties operate, or the economy or the financial, debt, banking, capital, credit or securities markets, in the United States, including effects on such industries, economy or markets resulting from any regulatory and political conditions or developments in general. Therefore, if any of these events were to occur and adversely affect Carisma or OrthoCellix, the other party would still be obligated to consummate the closing notwithstanding such material adverse effects. If any such adverse effects occur and Carisma and OrthoCellix consummates the closing, the stock price of the Combined Company may suffer. This, in turn, may reduce the value of the OrthoCellix Merger to the stockholders of Carisma, OrthoCellix or both.

If Carisma and OrthoCellix complete the OrthoCellix Merger, the Combined Company will need to raise additional capital by issuing equity securities or additional debt or through licensing arrangements, which may cause significant dilution to the Combined Company’s stockholders or restrict the Combined Company’s operations.

Additional financing may not be available to the Combined Company when it is needed or may not be available on favorable terms. To the extent that the Combined Company raises additional capital by issuing equity securities, such financing will cause additional dilution to all securityholders of the Combined Company, including Carisma’s pre-Merger securityholders and OrthoCellix’s former securityholders. It is also possible that the terms of any new equity securities may have preferences over the Combined Company’s common stock. Any debt financing the Combined Company enters into may involve covenants that restrict its operations. These restrictive covenants may include limitations on additional borrowing and specific restrictions on the use of the Combined Company’s assets, as well as prohibitions on its ability to create liens, pay dividends, redeem its stock or make investments. In addition, if the Combined Company raises additional funds through licensing arrangements, it may be necessary to grant licenses on terms that are not favorable to the Combined Company.

Carisma stockholders and OrthoCellix’s sole stockholder may not realize a benefit from the OrthoCellix Merger commensurate with the ownership dilution they will experience in connection with the OrthoCellix Merger, including the issuance of shares of common stock in the anticipated Concurrent Investment.

If the Combined Company is unable to realize the full strategic and financial benefits currently anticipated from the OrthoCellix Merger, Carisma stockholders and OrthoCellix’s sole stockholder will have experienced substantial dilution of their ownership interests without receiving any commensurate benefit, or only receiving part of the commensurate benefit to the extent the Combined Company is able to realize only part of the strategic and financial benefits currently anticipated from the OrthoCellix Merger.

If the OrthoCellix Merger is not completed, Carisma’s stock price may decline significantly.

The market price of Carisma common stock is subject to significant fluctuations. Market prices for securities of pharmaceutical, biotechnology and other life science companies have historically been particularly volatile. In addition, the market price of Carisma common stock will likely be volatile based on whether stockholders and other anticipated investors believe that Carisma can complete the OrthoCellix Merger or otherwise raise additional capital to support Carisma’s operations if the OrthoCellix Merger is not consummated and another strategic transaction cannot be identified, negotiated and consummated in a timely manner, if at all. The volatility of the market price of Carisma common stock is exacerbated by low trading volume. Additional factors that may cause the market price of Carisma common stock to fluctuate include:
•the entry into, or termination of, key agreements, including commercial partner agreements;
•announcements by commercial partners or competitors of new commercial products, clinical progress or lack thereof, significant contracts, commercial relationships or capital commitments;
•the loss of key employees;
•future sales of its common stock; general and industry-specific economic conditions that may affect its research and development expenditures;
•the failure to meet industry analyst expectations; and
•period-to-period fluctuations in financial results.

Moreover, the stock markets in general have experienced substantial volatility that has often been unrelated to the operating performance of individual companies. These broad market fluctuations may also adversely affect the trading price of Carisma common stock. In the past, following periods of volatility in the market price of a company’s securities, stockholders have often instituted class action securities litigation against such companies.

Carisma’s stockholders will generally have a reduced ownership and voting interest in, and will exercise less influence over the management of, the Combined Company following the completion of the OrthoCellix Merger as compared to their current ownership and voting interests in the respective companies.

After the completion of the OrthoCellix Merger, the current stockholders of Carisma will generally own a smaller percentage of the Combined Company than their current ownership of their respective companies prior to the OrthoCellix Merger. Immediately after the OrthoCellix Merger and the anticipated Concurrent Investment, Carisma securityholders as of immediately prior to the OrthoCellix Merger are expected to own approximately 10.0% of the outstanding shares of the Combined Company on a fully-diluted basis, and the sole stockholder of OrthoCellix along with other anticipated investors in the anticipated Concurrent Investment are expected to own approximately 90.0% of the outstanding shares of the Combined Company on a fully-diluted basis, subject to certain assumptions, including, but not limited to, Carisma’s Net Cash as of the closing of the OrthoCellix Merger being approximately $0 and an anticipated Concurrent Investment Amount of $25.0 million. After the closing of the OrthoCellix Merger, OrthoCellix will be a “controlled company” within the meaning of the rules of Nasdaq.

During the pendency of the OrthoCellix Merger, Carisma and OrthoCellix may not be able to enter into a business combination with another party on more favorable terms because of restrictions in the Merger Agreement, which could adversely affect their respective business prospects.

Covenants in the Merger Agreement impede the ability of Carisma and OrthoCellix to make acquisitions during the pendency of the OrthoCellix Merger, subject to specified exceptions. As a result, if the OrthoCellix Merger is not completed, the parties may be at a disadvantage to their competitors during that period. In addition, while the Merger Agreement is in effect, each party is generally prohibited from soliciting, initiating or knowingly encouraging, inducing or facilitating the communication, making, submission or announcement of any acquisition proposal or acquisition inquiry or taking any action that could reasonably be expected to lead to certain transactions involving a third party, including a merger, sale of assets or other business combination, subject to specified exceptions. Any such transactions could be favorable to such party’s stockholders, but the parties may be unable to pursue them.

Certain provisions of the Merger Agreement may discourage third parties from submitting competing proposals, including proposals that may be superior to the transactions contemplated by the Merger Agreement.

The terms of the Merger Agreement prohibit each of Carisma and OrthoCellix from soliciting competing proposals or cooperating with persons making unsolicited takeover proposals, except in limited circumstances. In addition, if Carisma terminates the Merger Agreement under specified circumstances, Carisma could be required to pay OrthoCellix a termination fee of $500,000, or OrthoCellix could be required to pay Carisma a termination fee of $750,000. In certain circumstances, OrthoCellix may also be required to pay a reimbursement of up to $500,000 for Carisma’s reasonable out-of-pocket expenses incurred in connection with the Merger Agreement and the transactions contemplated thereby. This termination fee may discourage third parties from submitting competing proposals to Carisma, OrthoCellix or their respective stockholders, and may cause the Carisma or OrthoCellix board of directors to be less inclined to recommend a competing proposal.

Because the lack of a public market for OrthoCellix’s capital stock makes it difficult to evaluate the fair market value of OrthoCellix’s capital stock, the value of the Carisma common stock to be issued to OrthoCellix’s sole stockholder may be more or less than the fair market value of OrthoCellix’s capital stock.

The outstanding capital stock of OrthoCellix is privately held and is not traded in any public market. The lack of a public market makes it difficult to determine the fair market value of OrthoCellix’s capital stock. Because the percentage of Carisma equity to be issued to OrthoCellix’s sole stockholder was determined based on negotiations between the parties, it is possible that the value of the Carisma common stock to be issued to OrthoCellix’s sole stockholder will be more or less than the fair market value of OrthoCellix’s capital stock.

Lawsuits may be filed against Carisma or any of the members of our boards of directors arising out of the OrthoCellix Merger, which may delay or prevent the closing of the OrthoCellix Merger.

Putative stockholder complaints, including stockholder class action complaints, and other complaints may be filed against Carisma, the Carisma board of directors and others in connection with the transactions contemplated by the Merger Agreement. The outcome of litigation is uncertain, and Carisma may not be successful in defending against any such future claims. Lawsuits that may be filed against Carisma and the Carisma board of directors could delay or prevent the OrthoCellix Merger, divert the attention of Carisma’s management and employees from their day-to-day business and otherwise adversely affect Carisma financially. In the past, litigation, including securities class action litigation, has often followed certain significant business transactions, such as the sale of a company or announcement of any other strategic transaction, or the announcement of negative events, such as negative regulatory decisions or a determination to wind down operations. These events may also result in investigations by the U.S. Securities and Exchange Commission. Carisma may be exposed to such litigation or investigation even if no wrongdoing occurred.

Risks Related to Our Evaluation of the OrthoCellix Merger and Strategic Alternatives

We may not be successful in consummating the OrthoCellix Merger or identifying and consummating any other strategic alternatives.

As part of our cash preservation plan approved by our board of directors on March 25, 2025 to preserve our existing cash resources following reduction in workforce, we reduced our operations to those necessary to identify and explore a range of strategic alternatives to maximize value and prepare to wind down our business. After a comprehensive review of strategic alternatives, on June 22, 2025, we entered into the Merger Agreement for the proposed OrthoCellix Merger. If the OrthoCellix Merger is completed, the business of OrthoCellix will continue as the business of the Combined Company. Prior to the completion of the OrthoCellix Merger, we will seek to enter into a series of transactions with certain third parties to monetize certain legacy assets, in accordance with the limitations and requirements set forth in the Merger Agreement.

Carisma’s future operations are highly dependent on the success of the OrthoCellix Merger. Although we intend to consummate the OrthoCellix Merger, there is no assurance that we will be able to successfully consummate the OrthoCellix Merger on a timely basis, or at all, and there can be no assurance that the OrthoCellix Merger will enhance stockholder value or deliver anticipated benefits. The process of completing the OrthoCellix Merger is costly, time-consuming and complex, and the consummation of the OrthoCellix Merger is subject to certain closing conditions, including, among other things, approval by Carisma’s stockholders of certain of the voting proposals contained in the proxy statement/prospectus. We cannot predict with certainty whether or when any of the required closing conditions will be satisfied or if another uncertainty may arise and cannot assure you that the proposed OrthoCellix Merger will be successfully consummated. We believe that our current cash and cash equivalents are sufficient to sustain our operating expenses and capital expenditure requirements into the fall of 2025, and as such, we only have a short period of time to consummate the OrthoCellix Merger or other strategic alternative before we deplete our resources. We also may not be successful in pursuing and consummating any asset monetization transactions.

Further, we are not currently in compliance with the listing criteria for the Nasdaq Capital Market, which may impact our ability to consummate the OrthoCellix Merger. The Nasdaq Hearings Panel (the “Panel”) has granted us an exception to, and an extension of time to comply with, the Nasdaq listing standards. The extension of time is subject to our demonstrating compliance with Nasdaq Listing Rule 5550(a)(2) by evidencing a closing bid price of $1.00 or more per share for a minimum of 10 consecutive trading sessions, completing a strategic transaction and otherwise demonstrating compliance with all initial listing requirements for the Nasdaq Capital Market, in each case on or before October 7, 2025 (the “Nasdaq Compliance Date”). The Panel does not have discretion to grant continued listing for noncompliance with Nasdaq listing standards beyond the Nasdaq Compliance Date. There can be no assurance that we will be able to satisfy the requirements or conditions for continued listing within the period of time granted by the Panel. Further, consummation of the OrthoCellix Merger is subject to certain closing conditions, including, among other things, Nasdaq’s approval of the listing of the shares of our common stock to be issued in connection with the OrthoCellix Merger. There can be no assurance that we will be able to satisfy the initial listing requirements for the Combined Company in connection with the OrthoCellix Merger.

If the OrthoCellix Merger is not completed, this may cause reputational harm with stockholders and the value of our securities may be adversely impacted. In addition, speculation regarding the completion of the OrthoCellix Merger and perceived uncertainties related to our future could cause our stock price to fluctuate significantly.

If, for any reason, the OrthoCellix Merger does not close, our board of directors may elect to, among other things, attempt to identify and complete another strategic transaction like the OrthoCellix Merger, attempt to sell or otherwise dispose of our remaining assets or dissolve and liquidate our assets. Any of these alternatives would be costly and time-consuming, and we might not have enough time or resources remaining to identify, evaluate and complete another strategic transaction before the Nasdaq Compliance Date. Further, we may face substantial competition for attractive counterparties for any proposed strategic transactions. For example, there may be many other biotechnology and pharmaceutical companies that halt development of their programs and instead choose to pursue strategic transactions like the ones we have been exploring in connection with our strategic review process. These companies may possess greater financial and managerial resources than we do, and they may have more attractive product candidates, intellectual property or other assets. As a result, these other companies may prove to be more attractive than us to counterparties pursuing strategic transactions.

If we neither successfully consummate the OrthoCellix Merger nor identify another strategic alternative or, if such other strategic alternative is identified, consummate such a transaction, it is highly unlikely that there will be cash available for distribution to our stockholders.

Although we believe that our current cash and cash equivalents are sufficient to sustain our operating expenses and capital expenditure requirements into the fall of 2025, we do not expect that our cash and cash equivalents will support our operations for more than one year following the date of our consolidated financial statements included in this proxy statement/prospectus. Our available cash resources continue to decrease as we incur fees and expenses in connection with the consummation of the OrthoCellix Merger. If the Merger Agreement is terminated under certain circumstances, we may be required to pay OrthoCellix a termination fee of $500,000. Even if a termination fee is not payable in connection with a termination of the Merger Agreement, we will have incurred significant fees and expenses, which must be paid whether or not the OrthoCellix Merger is completed.

If, for any reason, the OrthoCellix Merger does not close, our board of directors may elect to, among other things, attempt to identify and complete another strategic transaction like the OrthoCellix Merger, attempt to sell or otherwise dispose of our remaining assets or dissolve and liquidate our assets. Any of these alternatives would be costly and time-consuming and our cash resources would continue to decrease as we evaluate other strategic alternatives and prepare for the potential wind down, liquidation or dissolution of our operations. If the OrthoCellix Merger does not close, we might not have enough time or resources remaining to identify, evaluate and complete another strategic transaction before the Nasdaq Compliance Date.

There can be no assurance that the OrthoCellix Merger will result in a successfully consummated transaction, and if we do not successfully identify another strategic alternative, or such other strategic alternative is not consummated, it is highly unlikely that there will be cash available for distribution to our stockholders. Accordingly, holders of our common stock and other securities would lose all of their investment in the company.

If the OrthoCellix Merger is not consummated and we do consummate another strategic alternative, the amount of cash available for distribution to our stockholders, if any, will depend heavily on the proceeds derived from the other strategic transaction, the timing of any distribution to stockholders, whether as a dividend or through a liquidation and dissolution of our business, as well as the amount of cash that will need to be reserved for commitments and contingent liabilities.

If the OrthoCellix Merger is not consummated and we do consummate another strategic alternative, the amount of cash available for distribution to our stockholders, if any, will depend heavily on the proceeds derived from the other strategic transaction, the timing of any distribution to stockholders, whether as a dividend or through a liquidation and dissolution of our business, as well as the amount of cash that will need to be reserved for commitments and contingent liabilities. Our available cash resources continue to decrease in connection with the consummation of the OrthoCellix Merger, and if not completed, as we prepare for the potential wind down, liquidation or dissolution activities. We cannot assure our stockholders of any recovery, or any specific level of recovery, on their claims and interests if we were to determine to pay a dividend or seek a liquidation or dissolution in connection with a strategic transaction. Our estimates of these amounts may be inaccurate. Accordingly, holders of our common stock and other securities could lose all or a significant portion of their investment in the company.

If we do not successfully consummate the OrthoCellix Merger, our board of directors may elect to commence bankruptcy or liquidation and dissolution proceedings, and such proceedings may delay our potential wind down timeframe, increase our costs, and decrease the cash, if any, that may be available for stockholders.

If the OrthoCellix Merger is not completed, our board of directors may decide that it is in the best interests of our stockholders to commence bankruptcy or liquidation and dissolution proceedings. In that event, the amount of cash available for distribution to our stockholders would depend heavily on the timing of such decision and, ultimately, such liquidation, since the amount of our cash resources continues to decrease as we continue our wind down activities and incur fees and expenses related to the OrthoCellix Merger. In addition, if our board of directors were to approve and recommend, and our stockholders were to approve, a dissolution of the company, we would be required under Delaware law to pay our outstanding obligations, as well as to make reasonable provision for contingent and unknown obligations, prior to making any distributions in liquidation to our stockholders. As a result of this requirement, a portion of our assets may need to be reserved pending the resolution of such obligations. In addition, we may be subject to litigation or other claims related to a liquidation and dissolution of the company. If a liquidation and dissolution were pursued, our board of directors, in consultation with its advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve. Accordingly, our stockholders could lose all or a significant portion of their investment in the event of a liquidation and dissolution of the company. Accordingly, holders of our common stock could lose all or a significant portion of their investment in the event of a liquidation, dissolution or winding up of the company. A liquidation would be a lengthy and uncertain process with no assurance of any value ever being returned to our stockholders.

We may experience difficulties, delays or unexpected costs and not achieve anticipated benefits and savings from our cash preservation plan, and such plan may adversely affect our ability to consummate the OrthoCellix Merger or other strategic transaction that enhances stockholder value.

As part of our cash preservation plan, our board of directors determined to terminate all of our employees not deemed necessary to pursue strategic alternatives and execute an orderly wind down of our operations. We expect to incur approximately $3.8 million in expenses in connection with the reduction in workforce, which primarily represents one-time employee termination benefits directly associated with the workforce reduction. We also expect to pay the majority of related reduction in workforce amounts by the end of this year. We may also incur other charges or cash expenditures not currently contemplated due to events that may occur as a result of, or associated with, this reduction in workforce.

While we have retained employees we deemed necessary to pursue strategic alternatives, including consummating the OrthoCellix Merger, and prepare for a potential wind down, liquidation or dissolution of our operations, the reduction in workforce resulted in the loss of a number of long-term employees, the loss of institutional knowledge and expertise, and the reallocation of certain job responsibilities, all of which could negatively affect operational efficiencies and increase our operating expenses such that we may not fully realize anticipated savings from a potential wind down and complete the OrthoCellix Merger on terms that are favorable to us, or at all.

We will be substantially dependent on our remaining employees and consultants, along with any other advisors and consultants we may engage, to facilitate the consummation of the OrthoCellix Merger or other strategic alternative.

In connection with our cash preservation plan, we have terminated all but two of our employees as of June 30, 2025. Our ability to successfully consummate the OrthoCellix Merger or identify and consummate any other strategic alternative depends in large part on our ability to retain our remaining employees and consultants along with any other advisors and consultants we may engage. One or more may terminate their engagement with us on short notice. It is also possible that we will determine to undertake future reductions in workforce. The loss of the services of any of these individuals could potentially harm our ability to consummate the OrthoCellix Merger, identify, evaluate and pursue other strategic alternatives as well as engage in potential wind down activities or fulfill our continuing reporting obligations as a public company.

Even if we are successful in completing the OrthoCellix Merger, we may be exposed to other operational and financial risks.

Although there can be no assurance that the OrthoCellix Merger will be completed, the negotiation and consummation of the OrthoCellix Merger will require significant time on the part of our management. The negotiation and consummation of the OrthoCellix Merger may also require more time or greater cash resources than we anticipate and may expose us to other operational and financial risks, including increased near-term and long-term expenditures; exposure to unknown liabilities; higher than expected acquisition or integration costs; incurrence of substantial debt or dilutive issuances of equity securities to fund future operations; write-downs of assets or goodwill or incurrence of non-recurring, impairment or other charges; increased amortization expenses; and possibility of future litigation. Any of the foregoing risks could have a material adverse effect on our business, financial condition and prospects.

Risks Related to Our Financial Position and Need for Additional Capital

If the Merger is not completed, any future resumption of our historical research and development activities would significantly depend on completing a strategic transaction that would support our prior operating plans or otherwise obtaining significant additional funding. Significant additional financing may not be available to us on acceptable terms, or at all.

If the Merger is not completed, any future resumption of our historical research and development activities would significantly depend on completing a strategic transaction that would support our prior operating plans or otherwise obtaining significant additional funding. We expect that it would be difficult to secure such additional significant financing in a timely manner, on favorable terms or at all. We would only have a short period of time to consummate another strategic alternative before we deplete our cash resources. Any future resumption of our historical activities would also depend on the terms of any transactions we may enter with certain third parties to monetize certain of our legacy assets. We may not be successful in pursuing and consummating any asset monetization transactions.

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

Changes in tax laws or in their implementation or interpretation could adversely affect our business and financial condition.

Income, sales, use or other tax laws, statutes, rules, or regulations could be enacted or amended at any time, which could affect our business or financial condition, including causing potentially adverse impacts to our effective tax rate, tax liabilities, and cash tax obligations. For example, the Inflation Reduction Act, or IRA, was signed into law in August 2022, and the One Big Beautiful Bill Act, or OBBBA, was signed into law in July 2025. The IRA introduced new tax provisions, including a one percent excise tax imposed on certain stock repurchases by publicly traded companies. The one percent excise tax generally applies to any acquisition of stock by the publicly traded company (or certain of its affiliates) from a stockholder of the company in exchange for money or other property (other than stock of the company itself), subject to a de minimis exception. Thus, the excise tax could apply to certain transactions that are not traditional stock repurchases. The OBBBA contains numerous tax provisions that we are currently in the process of evaluating, and which may significantly affect our business or financial condition. The recent changes under the OBBBA include tax rate extensions and changes to the business interest deduction limitation, the expensing of domestic research and development expenditures (in contrast to the continued capitalization and amortization of foreign research and development expenditures), the bonus depreciation deduction rules, and the international tax framework. Regulatory guidance under the IRA, the OBBBA, and other tax-related legislation is and continues to be forthcoming, and such guidance could ultimately increase or lessen the impact of these laws on our business and financial condition. In addition, it is uncertain if and to what extent various states will conform to changes to federal tax legislation.

Risks Related to the Ownership of Our Common Stock

The market price of our common stock is volatile, and the market price of our common stock may drop in the future.

The market price of our common stock has been and could be subject to significant fluctuations. Some of the factors that may cause the market price of our common stock to fluctuate include:
•our ability to successfully consummate the OrthoCellix Merger; our ability to successfully implement our cash preservation plan;
•our determination to pause research and development activities;
•failure to conduct an orderly wind down of our operations;
•if we were to resume our historical research and development activities, results of clinical trials and pre-clinical studies of our product candidates, or those of our collaborators;
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
•additions or departures of qualified scientific and management personnel; significant lawsuits, including patent or stockholder litigation;
•if securities or industry analysts do not publish research or reports about our business, or if they issue adverse or misleading opinions regarding our business and stock;
•changes in the market valuations of similar companies; general market or macroeconomic conditions or market conditions in the biopharmaceutical sector;
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

The price of our shares of common stock may experience increased volatility as we provide updates regarding our cash preservation plan, the OrthoCellix Merger and the wind down of our historical operations. For additional discussion of the risks related to our evaluation of strategic alternatives and the wind down of our operations, see “Risk Factors - Risks Related to Our Evaluation of the OrthoCellix Merger and Strategic Alternatives.”

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

We do not currently meet the requirements for continued listing on the Nasdaq Capital Market. If we fail to meet the requirements for continued listing on the Nasdaq Capital Market, trading in our common stock could be suspended and our common stock delisted from Nasdaq, which would have a negative effect on the price of our common stock and our ability to raise additional capital.

Our common stock is currently listed on the Nasdaq Capital Market. We are currently not in compliance with the Nasdaq Capital Market listing standards.

On October 10, 2024, we received written notice from the Nasdaq Listing Qualifications Department, indicating that we no longer satisfied Nasdaq Listing Rule 5450(b)(2)(A), which required us to maintain a minimum market value of listed securities of $50.0 million (the “MVLS Rule”) for continued listing on the Nasdaq Global Market. In accordance with the Nasdaq Listing Rule 5810(c)(3) (the “Grace Period Rule”) Nasdaq granted us 180 calendar days, or until April 8, 2025, to regain compliance with the MVLS Rule. We did not regain compliance with the MVLS Rule by April 8, 2025, and accordingly, on April 10, 2025, Nasdaq notified us that our securities were subject to delisting from Nasdaq unless we timely requested a hearing before the Panel.

Also, on April 10, 2025, Nasdaq notified us that we no longer satisfied Nasdaq Listing Rule 5450(b)(2)(C), which required us to maintain a minimum market value of publicly held shares of $15.0 million (the “MVPHS Rule”) for continued listing on the Nasdaq Global Market. In accordance with the Grace Period Rule, Nasdaq provided us 180 calendar days, or until October 7, 2025, to regain compliance with the MVPHS Rule. Additionally, on January 6, 2025, Nasdaq notified us that we no longer satisfied Nasdaq Listing Rule 5450(a)(1), which required us to maintain a minimum bid price of $1.00 per share (the “Bid Price Rule”) for continued listing on the Nasdaq Global Market. In accordance with the Grace Period Rule, Nasdaq provided us 180 calendar days, or until July 7, 2025, to regain compliance with the Bid Price Rule.

Following a timely request for a hearing, we presented to the Panel our plan to achieve compliance with applicable Nasdaq listing criteria and requested an extension of time to do so. As previously disclosed, on June 10, 2025, Nasdaq notified us that the Panel determined to grant our request for an exception to, and an extension of time to comply with, Nasdaq listing standards. As part of this determination, the Panel directed that our listing be transferred to the Nasdaq Capital Market, effective as of the open of business on June 12, 2025, and specified additional conditions for our listing on the Nasdaq Capital Market. The extension of time is subject to us demonstrating compliance with Nasdaq Listing Rule 5550(a)(2) by evidencing a closing bid price of $1.00 or more per share for a minimum of 10 consecutive trading sessions (the “Capital Market Minimum Bid Price Rule”) completing a strategic transaction and otherwise demonstrating compliance with all initial listing requirements for the Nasdaq Capital Market, in each case on or before the Nasdaq Compliance Date. The extension of time is further subject to us meeting an interim milestone for a strategic transaction in connection with our ongoing strategic process. The Panel has the right to reconsider its determination based on any event, condition or circumstance that exists or develops that would, in the opinion of the Panel, make continued listing of our securities inadvisable or unwarranted. The Panel does not have discretion to grant continued listing for noncompliance with Nasdaq listing standards beyond the Nasdaq Compliance Date.

We held a special meeting of our stockholders on August 5, 2025, at which our stockholders approved an amendment to our certificate of incorporation to effect a reverse stock split of our common stock, at a ratio of not less than 1-for-10 and not greater than 1-for-50, with the ratio within such range to be determined at the discretion of our board of directors, without further approval or authorization of our stockholders. One of the purposes of the contemplated reverse stock split is to increase the per-share market price of our common stock so as to demonstrate compliance with the Capital Market Minimum Bid Price Rule and help us avoid delisting of our common stock from Nasdaq, subject to compliance with other continued listing rules. Another purpose of the contemplated reverse stock split is to help us meet the minimum closing price requirement for filing an initial listing application in connection with the closing of the OrthoCellix Merger. It cannot be assured, however, that the contemplated reverse stock split will accomplish these objectives at all or for any meaningful period of time.

We cannot assure you that we will not be delisted from Nasdaq. The delisting of our common stock from Nasdaq could materially reduce the liquidity of our common stock and result in a corresponding material reduction in the price of our common stock. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and would also make it more difficult for our stockholders to sell or purchase our common stock when they wish to do so. If delisted, we will likely trade on the OTC Markets system, which could make it more difficult to dispose of, or obtain accurate quotations for the price of, our common stock, and may lead to a reduction in coverage by securities analysts and the news media, which could cause the price of our common stock to decline further.

The contemplated reverse stock split may not increase our stock price over the long-term.

One of the purposes of the contemplated reverse stock split is to increase the per-share market price of our common stock so as to demonstrate compliance with the Capital Market Minimum Bid Price Rule and help us avoid delisting of our common stock from Nasdaq, subject to compliance with other continued listing rules. Another purpose of the contemplated reverse stock split is to help us meet the minimum closing price requirement for filing an initial listing application in connection with the closing of the OrthoCellix Merger. It cannot be assured, however, that the contemplated reverse stock split will accomplish these objectives at all or for any meaningful period of time.

While it is expected that the reduction in the number of outstanding shares of our common stock will proportionally increase the per-share market price of our common stock, it cannot be assured that the contemplated reverse stock split will increase the per-share market price of our common stock by a multiple of the contemplated reverse stock split ratio, or result in any permanent or sustained increase in the per-share market price of our common stock, which is dependent upon many factors, including business and financial performance, general economic, market and industry conditions and prospects for future success.

The contemplated reverse stock split may decrease the liquidity of our common stock.

The liquidity of our common stock may be negatively impacted by the contemplated reverse stock split, given the reduced number of shares that would be outstanding after the reverse stock split, particularly if the per-share market price does not increase as a result of the reverse stock split. For instance, if the reverse stock split is implemented, it may result in some stockholders owning “odd lots” (less than 100 shares) of common stock. Odd lot shares may be more difficult to sell, and brokerage commissions and other costs of transactions in odd lots may be higher than the costs of transactions in “round lots” of even multiples of 100 shares. If we effect the reverse stock split, the resulting per-share price may nevertheless fail to attract institutional investors and may not satisfy the investing guidelines of such investors and, consequently, the trading liquidity of our common stock may not improve. Accordingly, the reverse stock split may not increase marketability of our common stock.

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
2.1†
Agreement and Plan of Merger, dated as of June 22, 2025, by and among Carisma Therapeutics Inc., OrthoCellix, Inc., Azalea Merger Sub, Inc. and Ocugen, Inc. (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K (File No. 001-36296) filed on June 23, 2025).

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

10.1
Form of Carisma Support Agreement, by and among Carisma Therapeutics Inc., OrthoCellix, Inc. and certain stockholders of Carisma Therapeutics Inc. (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K (File No. 001-36296) filed on June 23, 2025).

10.2
Form of OrthoCellix Support Agreement, by and among Carisma Therapeutics Inc., OrthoCellix, Inc. and certain stockholders of OrthoCellix, Inc. (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K (File No. 001-36296) filed on June 23, 2025).

10.3
Form of Lock-Up Agreement, by and among Carisma Therapeutics Inc., OrthoCellix, Inc. and certain stockholders of Carisma Therapeutics Inc. (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K (File No. 001-36296) filed on June 23, 2025).

10.4	Form of Contingent Value Rights Agreement (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (File No. 001-36296) filed on June 23, 2025).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certifications of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2+	Certifications of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial information from Carisma Therapeutics Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statements of Stockholders' Equity (Deficit), (v) the Consolidated Statements of Cash Flows, and (vi) Notes to the Interim Consolidated Financial Statements.
104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_________________________________________
*    Filed herewith.
+    Furnished herewith.
† Exhibits and/or schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant hereby undertakes to furnish supplementally copies of any of the omitted exhibits and schedules upon request by the SEC; provided, however, that the registrant may request confidential treatment pursuant to Rule 24b-2 under the Exchange Act for any exhibits or schedules so furnished.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARISMA THERAPEUTICS INC.

Date: August 7, 2025	By:	/s/ Steven Kelly
Steven Kelly
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 7, 2025	By:	/s/ Natalie McAndrew
Natalie McAndrew
Vice President of Finance
(Principal Financial Officer and Principal Accounting Officer)