Form 10-Q
period 2025-09-30
Carisma Therapeutics Inc.
filed 2025-11-12
CIK 1485003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

* Trading of the registrant’s common stock on Nasdaq was suspended effective at the open of business on October 13, 2025. The registrant’s common stock is currently quoted on the OTCID market tier operated by The OTC Markets Group under the symbol “CARM.”

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

As of November 5, 2025, the registrant had 41,845,078 shares of common stock, $0.001 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains express or implied forward-looking statements that are based on our management’s belief and assumptions and on information currently available to our management. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to future events or our future operational or financial performance, and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by these forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q may include, but are not limited to, statements about:

●	our ability to successfully pursue and consummate additional asset monetization transactions;
●	our ability to preserve our existing cash resources;
●	our ability to successfully execute a planned orderly wind down;
●	our expectations regarding the value or recovery that may be available to our stockholders and other stakeholders as part of a wind down process;
●	our ability to continue as a going concern;
●	the potential benefits and advantages of our platform technology, CT-2401, our pre-clinical stage product candidate targeting liver fibrosis and CT-1119, our product candidate targeting mesothelin-positive solid tumors;
●	our ability to obtain and maintain intellectual property protection for our product candidates;
●	our expectations regarding our ability to fund our operating expenses and capital expenditure requirements with our cash and cash equivalents;
●	our estimates regarding the potential market opportunity for our product candidates;
●	the potential impact of public health epidemics or pandemics and of global economic developments on our business, operations, strategy and goals;
●	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
●	the impact of government laws and regulations;
●	political and economic developments; and
●	such other matters as discussed in our Annual Report on Form 10-K for the year ended December 31, 2024 including Part I, Item 1A, “Risk Factors”.

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

i

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

ii

CARISMA THERAPEUTICS INC.

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CARISMA THERAPEUTICS INC.

Unaudited Consolidated Balance Sheets

(in thousands, except share and par value)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$2,777	$17,909
Prepaid expenses and other assets	3,090	5,916
Assets held for sale	3	—
Total current assets	5,870	23,825
Property and equipment, net	—	4,385
Right of use assets – operating leases	684	2,040
Deferred financing costs	—	208
Total assets	$6,554	$30,458

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$5,571	$2,081
Accrued expenses	1,088	7,448
Deferred revenue	—	3,729
Operating lease liabilities	153	832
Finance lease liabilities	—	905
Other current liabilities	—	1,060
Total current liabilities	6,812	16,055
Deferred revenue	—	41,250
Operating lease liabilities	609	724
Finance lease liabilities	—	20
Other long-term liabilities	—	318
Total liabilities	7,421	58,367
Commitments and contingencies (Note 6)
Stockholders’ deficit:
Preferred stock $0.001 par value, 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock $0.001 par value, 350,000,000 shares authorized, 41,788,096 and 41,750,109 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	41	41
Additional paid-in capital	278,994	277,629
Accumulated deficit	(279,902)	(305,579)
Total stockholders’ deficit	(867)	(27,909)
Total liabilities and stockholders’ deficit	$6,554	$30,458

See accompanying notes to unaudited interim consolidated financial statements.

CARISMA THERAPEUTICS INC.

Unaudited Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Collaboration revenues	$45,250	$3,385	$48,979	$15,979
Operating expenses:
Research and development	197	11,326	11,777	44,095
General and administrative	1,239	5,203	8,500	16,208
Total operating expenses	1,436	16,529	20,277	60,303
Operating income (loss)	43,814	(13,144)	28,702	(44,324)
Gain (loss) on sale of held for sale assets	320	—	(3,219)	—
(Loss) on abandonment of operating lease right-of-use asset	—	—	(927)	—
Other income, net	583	442	1,121	1,482
Pre-tax income(loss)	44,717	(12,702)	25,677	(42,842)
Income tax expense	—	—	—	—
Net income(loss)	$44,717	$(12,702)	$25,677	$(42,842)

Share information:
Net income (loss) per share of common stock, basic and diluted	$1.07	$(0.31)	$0.61	$(1.04)
Weighted-average shares of common stock outstanding - basic	41,788,096	41,588,035	41,782,530	41,357,528
Weighted-average shares of common stock outstanding - diluted	41,940,292	41,588,035	41,936,380	41,357,528

See accompanying notes to unaudited interim consolidated financial statements.

CARISMA THERAPEUTICS INC.

Unaudited Consolidated Statements of Stockholders’ (Deficit) Equity

(in thousands, except share data)

	Stockholders’ (Deficit) Equity
			Additional
	Common stock		paid-in	Accumulated
	Shares	Amount	capital	deficit	Total
Balance at December 31, 2024	41,750,109	$41	$277,629	$(305,579)	$(27,909)
Exercise of stock options	37,987	—	5	—	5
Stock-based compensation	—	—	508	—	508
Net loss	—	—	—	(9,266)	(9,266)
Balance at March 31, 2025	41,788,096	41	278,142	(314,845)	(36,662)
Stock-based compensation	—	—	431	—	431
Net loss	—	—	—	(9,774)	(9,774)
Balance at June 30, 2025	41,788,096	41	278,573	(324,619)	(46,005)
Stock-based compensation	—	—	421	—	421
Net income	—	—	—	44,717	44,717
Balance at September 30, 2025	41,788,096	$41	$278,994	$(279,902)	$(867)

Balance at December 31, 2023	40,609,915	$40	$271,594	$(245,102)	$26,532
Exercise of stock options	1,579	—	2	—	2
Stock-based compensation	—	—	1,057	—	1,057
Sale of common stock under Open Market Sale Agreement, net of issuance costs	931,250	1	2,281	—	2,282
Net loss	—	—	—	(18,978)	(18,978)
Balance at March 31, 2024	41,542,744	41	274,934	(264,080)	10,895
Exercise of stock options	2,231	—	2	—	2
Stock-based compensation	—	—	625	—	625
Net loss	—	—	—	(11,162)	(11,162)
Balance at June 30, 2024	41,544,975	41	275,561	(275,242)	360
Stock-based compensation	—	—	1,115	—	1,115
Sale of common stock under Open Market Sale Agreement, net of issuance costs	205,134	—	101	—	101
Net loss	—	—	—	(12,702)	(12,702)
Balance at September 30, 2024	41,750,109	$41	$276,777	$(287,944)	$(11,126)

See accompanying notes to unaudited interim consolidated financial statements.

CARISMA THERAPEUTICS INC.

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended
	September 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$25,677	$(42,842)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	661	2,685
Stock-based compensation expense	1,360	2,797
Reduction in the operating right of use assets	1,265	5,570
Write-off of deferred financing costs	208	—
Loss on sale of assets held for sale	3,219	—
Gain (loss) on sale of property and equipment	(113)	74
Non-cash interest expense	31	192
Loss on abandonment of operating lease right-of-use asset	927	—
Gain on sale of sale-leaseback	—	(82)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	2,523	(4,460)
Accounts payable	3,091	(2,228)
Accrued expenses	(6,360)	(3,120)
Deferred revenue	(44,979)	(4,481)
Operating lease liabilities	(1,630)	(5,823)
Other long term liabilities	57	153
Net cash used in operating activities	(14,063)	(51,565)
Cash flows from investing activities:
Proceeds from sales of assets held for sale	163	—
Proceeds from sales of property and equipment	524	—
Purchases of property and equipment	—	(123)
Net cash provided by (used in) investing activities	687	(123)
Cash flows from financing activities:
Payment of principal related to finance lease liabilities	(244)	(1,158)
Proceeds from failed sale-leaseback arrangement	—	686
Payment of finance liability from failed sale-leaseback arrangements	(1,517)	(983)
Proceeds from the exercise of stock options	5	4
Sale of common stock under Open Market Sale Agreement, net of issuance costs	—	2,415
Net cash (used in) provided by financing activities	(1,756)	964
Net decrease in cash, cash equivalents and restricted cash	(15,132)	(50,724)
Cash, cash equivalents, and restricted cash at beginning of the year	17,909	77,605
Cash, cash equivalents and restricted cash at end of the period	$2,777	$26,881
Supplemental disclosures of cash flow information:
Cash paid for interest	$57	$153
Supplemental disclosure of non-cash financing and investing activities:
Financing costs in accounts payable	$—	$23
Right-of-use assets obtained in exchange for new operating lease liabilities	$836	$5,719
Disposal of property and equipment in exchange for reduction in finance lease liability	$—	$396
Right-of-use assets obtained in exchange for new finance lease liabilities	$—	$1,660
Reclassification of deferred financing costs to additional paid-in capital	$—	$9
Finance lease liability settled by security deposit	$303	$—
Remeasurement of finance right-of-use asset	$399	$—

See accompanying notes to unaudited interim consolidated financial statements.

CARISMA THERAPEUTICS INC.

Notes to the Interim Consolidated Financial Statements

(1)	Background

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

2025 Cash Preservation Plan

As part of a further revised plan approved by the Company’s board of directors on March 25, 2025 to preserve the Company’s existing cash resources following its reduction in workforce, as further discussed below (the cash preservation plan), the Company reduced its operations to those necessary to identify and explore a range of strategic alternatives to maximize value and prepare to wind down its business. The Company has no intention of resuming its historical research and development activities.

As part of the cash preservation plan, the Company’s board of directors determined to terminate all of its employees not deemed necessary to pursue strategic alternatives and execute an orderly wind down of its operations. Affected employees were informed of the reduction in workforce on March 25, 2025, which became effective on March 31, 2025. The reduction in workforce included 37 of the Company’s full-time employees representing approximately 84% of the Company’s total workforce, including certain employees engaged in research and development, manufacturing and corporate activities. The Company incurred approximately $4.2 million in connection with the reduction in workforce during the nine months ended September 30, 2025, which primarily represents one-time employee termination benefits directly associated with the workforce reduction. The Company expects to pay the majority of related reduction in workforce amounts by the end of 2025.

Termination of Merger with OrthoCellix

After a comprehensive review of strategic alternatives, on June 22, 2025, the Company entered into an Agreement and Plan of Merger (the Merger Agreement), by and among the Company, Azalea Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of the Company (Merger Sub), Ocugen, Inc. (Ocugen), a Delaware corporation, and OrthoCellix, Inc. (OrthoCellix), a Delaware corporation and wholly-owned subsidiary of Ocugen, pursuant to which, among other matters, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Merger Sub would merge with and into OrthoCellix (the OrthoCellix Merger), with OrthoCellix continuing as a wholly owned subsidiary of the Company and the surviving company of the OrthoCellix Merger. Pursuant to the Merger Agreement, the Company was entitled to terminate the Merger Agreement if OrthoCellix failed to secure aggregate commitments for shares of the Company’s common stock from one or more investors equal to or in excess of the concurrent investment amount (inclusive of a $5.0 million commitment from Ocugen) of $25.0 million by or before September 15, 2025. As previously disclosed, on August 29, 2025, Ocugen entered into a subscription agreement with the Company (Ocugen Subscription Agreement), pursuant to which Ocugen committed to purchase $5.0 million of shares of the Company’s common stock, which investment was intended to be consummated as part of a concurrent financing at or immediately following the closing of the Merger.

On September 16, 2025, pursuant to Section 9.1(k) of the Merger Agreement, the Company delivered written notice to OrthoCellix of termination of the Merger Agreement, effective immediately, as a result of OrthoCellix’s failure to secure the concurrent financing amount of at least $25.0 million as of September 15, 2025.

CARISMA THERAPEUTICS INC.

Notes to the Interim Consolidated Financial Statements

Pursuant to Section 9.3(e) of the Merger Agreement, on or prior to September 18, 2025, OrthoCellix was required to pay a termination fee to the Company in an amount equal to $0.8 million (Termination Fee), as a result of the termination of the Merger Agreement pursuant to Section 9.1(k). In addition, pursuant to Section 9.3(f) of the Merger Agreement, on or prior to September 18, 2025, OrthoCellix was required to reimburse the Company for reasonable out-of-pocket expenses incurred by the Company in connection with the Merger Agreement and the transactions contemplated thereby, in an amount equal to $0.5 million (Expense Reimbursement), as a result of the termination of the Merger Agreement pursuant to Section 9.1(k). To date, the Company has not received from Ocugen the Termination Fee or the Expense Reimbursement. OrthoCellix has not confirmed its intention to pay the Termination Fee or Expense Reimbursement. The Company intends to vigorously seek to enforce its right to receive payment. The Company recorded a receivable of $1.3 million for the Termination Fee and Expense Reimbursement which is included in prepaid expenses and other assets on the Company’s unaudited interim consolidated balance sheet and recorded a corresponding reduction to general and administrative expenses on the Company’s unaudited consolidated statements of operations and comprehensive loss as of and for the nine months ended September 30, 2025.

The Ocugen Subscription Agreement automatically terminated upon the termination of the Merger Agreement. The Support Agreements, dated June 22, 2025, by and among the Company, OrthoCellix, Ocugen and the other parties named therein automatically terminated upon the termination of the Merger Agreement.

Delisting

On October 9, 2025, the Company received a delisting determination letter (the Determination Letter) from The Nasdaq Stock Market LLC (Nasdaq). As a result of the Company’s previously disclosed noncompliance with the Nasdaq Listing Rules, the Company’s common stock was suspended from trading on Nasdaq effective at the open of business on October 13, 2025. The Determination Letter also indicated that, after applicable appeal periods have lapsed, Nasdaq intends to file a Form 25 with the Securities and Exchange Commission (SEC) to complete the delisting of the Company’s common stock from Nasdaq. The Company does not plan to appeal Nasdaq’s determination.

The Company’s common stock commenced trading on the OTCID market tier operated by the OTC Markets Group at the open of business on October 13, 2025 under the Company’s current trading symbol “CARM.” There is no guarantee, however, that a broker will continue to make a market in the Company’s common stock or that trading of the common stock will continue on the OTCID market tier or otherwise or that the Company will continue to provide information sufficient to enable brokers to provide quotes for its common stock.

Pursuit of Additional Asset Monetizations and Wind Down

The Company expects to continue to attempt to sell or otherwise dispose of or monetize its remaining assets and pursue an orderly wind down of its remaining operations. There can be no assurance that the Company will be able to identify and complete additional asset monetization transactions. It is unlikely that there will be a meaningful amount of cash available for distribution to stockholders in connection with a wind down of the Company’s operations or a dissolution and liquidation of the Company. The Company also may determine, following effectiveness of the Form 25 delisting the Company’s common stock from Nasdaq, to file a Form 15 with the SEC to suspend the Company’s reporting obligations under Sections 13 and 15(d) of the Securities Exchange Act of 1934, as amended. The Company does not expect to be able to continue to file reports with SEC, including but not limited to the Annual Report on Form 10-K for the fiscal year ending December 31, 2025.

(2)	Development-Stage Risks and Liquidity

The Company has incurred losses and negative cash flows from operations since inception and has an accumulated deficit of $279.9 million as of September 30, 2025. As of September 30, 2025, the Company had cash and cash equivalents of $2.8 million. Based on current projections, the Company believes that it does not have sufficient cash and cash equivalents to support its operations for more than one year following the date that these financial statements are issued. As a result of these conditions, substantial doubt exists about the Company’s ability to continue as a going concern. The Company’s cash forecast contains estimates and assumptions, and management cannot predict the timing of all cash receipts and expenditures with certainty. The accompanying unaudited consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liability that might result from the outcome of this uncertainty.

CARISMA THERAPEUTICS INC.

Notes to the Interim Consolidated Financial Statements

The Company’s future operations were highly dependent on the consummation of the OrthoCellix Merger. The Company expects to continue to attempt to sell or otherwise dispose of or monetize its remaining assets and pursue an orderly wind down of its remaining operations. There can be no assurance that the Company will be able to identify and complete additional asset monetization transactions. The Company’s board of directors may decide that it is in the best interests of its stockholders to commence bankruptcy or liquidation and dissolution proceedings.

(3)	Summary of Significant Accounting Policies

Interim Financial Statements

The summary of significant accounting policies is included in the Company’s audited consolidated financial statements and related notes as of and for the year ended December 31, 2024 found in the Annual Report on Form 10-K filed with the SEC on March 31, 2025.

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). Any references in these notes to applicable guidance are meant to refer to GAAP as found in Accounting Standards Codification (ASC) and Accounting Standards Update (ASU) promulgated by the Financial Accounting Standards Board (FASB).

The accompanying unaudited interim consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. In the opinion of management, the accompanying unaudited interim consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the unaudited interim consolidated financial statements) considered necessary to present fairly the Company’s financial position as of September 30, 2025 and its results of operations for the three and nine months ended September 30, 2025 and 2024. Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. The unaudited interim consolidated financial statements, presented herein, do not contain all of the required disclosures under GAAP for annual financial statements. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes as of and for the year ended December 31, 2024 found in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2025.

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

Assets Held for Sale

In March 2025, the Company committed to a plan to sell its remaining equipment and therefore has classified the amount as assets held for sale on the consolidated balance sheet as of September 30, 2025. The assets held for sale were reported at the lower of the carrying amount or fair value, less costs to sell.

Fair Value of Financial Instruments

Management believes that the carrying amounts of the Company’s financial instruments, including cash equivalents and accounts payable, approximate fair value due to the short-term nature of those instruments. As of September 30, 2025, the Company no longer had funds in money market accounts.

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

The table below summarizes the significant expense categories regularly reviewed by the CODM for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Collaboration revenues	$45,250	$3,385	$48,979	$15,979
Less:
Research and development, excluding facilities, personnel, depreciation and amortization expenses	(383)	4,844	2,644	22,678
General and administrative, excluding facilities and personnel expenses, depreciation and amortization expenses	(47)	1,561	5,210	9,287
Facilities expense	81	1,302	1,836	4,728
Personnel expense	1,784	8,085	9,925	20,925
Depreciation, amortization and interest on finance and sale-leaseback lease liabilities	1	613	751	2,951
Other segment items(a)	(903)	(318)	2,936	(1,748)
Net income (loss)	$44,717	$(12,702)	$25,677	$(42,842)
(a)“Other segment items” includes (gain)/loss on sale of held for sale assets, loss on abandonment of operating lease right-of-use assets, and other income, net.

CARISMA THERAPEUTICS INC.

Notes to the Interim Consolidated Financial Statements

Net Income (Loss) Per Share

Basic net income (loss) per share of common stock is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during each period. Diluted net income (loss) per share of common stock includes the effect, if any, from the potential exercise or conversion of securities, such as convertible preferred stock and stock options, which would result in the issuance of incremental shares of common stock.

Basic and diluted earnings per share (EPS) for the three and nine months ended September 30, 2025 and 2024 were calculated as follows (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net income (loss)	$44,717	$(12,702)	$25,677	$(42,842)
Denominator:
Basic weighted-average common shares outstanding	41,788,096	41,588,035	41,782,530	41,357,528
Effect of dilutive securities	152,196	—	153,850	—
Diluted weighted-average common shares outstanding	41,940,292	41,588,035	41,936,380	41,357,528

Basic and Diluted EPS	$1.07	$(0.31)	$0.61	$(1.04)
Anti-dilutive potential common shares excluded from the EPS computation above	6,267,026	8,777,638	6,267,026	8,777,638

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding, as they would be anti-dilutive:

	September 30,	September 30,
	2025	2024
Stock options	6,267,026	8,777,638

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

CARISMA THERAPEUTICS INC.

Notes to the Interim Consolidated Financial Statements

(4)	Prepaid Expenses and other assets

Prepaid expenses and other assets consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Research and development	$—	$1,715
Collaboration receivable (Note 10)	—	2,864
Other receivables (a)	1,636	—
Deposits	—	925
Insurance	1,406	340
Other	48	72
	$3,090	$5,916
(a)	“Other receivables” primarily consisted of the Termination Fee and Expense Reimbursement, equipment sales, sales and use tax refunds, and research and development tax refunds.
(5)	Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Research and development	$—	$1,845
Professional fees	178	537
Compensation and related expenses	829	4,879
Other	81	187
	$1,088	$7,448

(6)	Commitments and Contingencies

Leases

The Company has an operating lease for its office space in Philadelphia, Pennsylvania. The Company’s operating lease has a term end date of September 2029. During the second quarter of 2025, the Company abandoned one of its laboratory space operating leases, resulting in a loss on abandonment of the right-of-use asset of $0.9 million. The Company also terminated obligations under an arrangement for the use of certain laboratory equipment that were classified as finance leases and returned each of its finance lease right-of-use assets to its lessor. During the three months ended September 30, 2025, the Company recorded a total gain of $0.4 million related to the termination of the finance leases. During the nine months ended September 30, 2025, the Company recorded a total loss of $0.6 million related to the termination of the finance leases.

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

During the nine months ended September 30, 2025, the Company carried laboratory equipment from failed sale-leasebacks, as assets held for sale on the accompanying unaudited interim consolidated balance sheets. The ongoing lease payments are recorded as reductions to the finance liability and interest expense. During the three and nine months ended September 30, 2025, the Company terminated the lease agreements and returned all of its failed sale-leaseback laboratory equipment, resulting in a loss of $0.1 million and $1.7 million, respectively.

CARISMA THERAPEUTICS INC.

Notes to the Interim Consolidated Financial Statements

The elements of the Company’s lease costs were as follows (in thousands):

	Nine Months Ended September 30,
	2025	2024
Operating lease cost	$1,571	$4,226
Finance lease cost:
Amortization of lease assets	439	1,321
Interest on lease liabilities	31	192
Total finance lease cost	470	1,513
Variable lease cost	115	768
Short term lease cost	—	503
Total lease cost	$2,156	$7,010

Lease term and discount rate information related to leases was as follows:

	September 30,
	2025	2024
Weighted-average remaining lease term (in years)
Operating leases	3.9	2.4
Finance leases	—	1.1
Weighted-average discount rate
Operating leases	10.5%	9.7%
Finance leases	—	9.0%

Supplemental cash flow information was as follows (in thousands):

	Nine Months Ended September 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash used in operating leases	$1,541	$4,478
Operating cash used in finance leases	$31	$192
Financing cash used in finance leases	$516	$1,158

Future maturities of lease liabilities were as follows as of September 30, 2025 (in thousands):

	Operating	Finance
	Leases	Leases
Fiscal year ending:
2025 (remaining three months)	$56	$—
2026	226	—
2027	233	—
2028	240	—
2029	184	—
Total future minimum payments	939	—
Less imputed interest	(177)	—
Present value of lease liabilities	$762	$—

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

CARISMA THERAPEUTICS INC.

Notes to the Interim Consolidated Financial Statements

Contingencies

Liabilities for loss contingencies, arising from claims, assessments, litigation, fines, penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated. As of September 30, 2025, the Company was in negotiations with a vendor to determine the total costs owed for research and development services provided. While the negotiations are ongoing, the Company believes a liability is probable. The Company has estimated the amount to be owed to be $1.9 million, all of which is included within accounts payable on the accompanying consolidated balance sheets. The final amount owed may differ from the estimate as negotiations progress. The Company will continue to evaluate the matter and will adjust the liability as necessary based on any new information or agreements reached with the vendor.

(7)	Stockholders’ Equity

Open Market Sale Agreement

On April 17, 2023, the Company filed a universal shelf registration statement on Form S-3, which was declared effective on May 2, 2023 (Registration Statement). Under the Registration Statement, the Company may offer and sell up to $300.0 million of a variety of securities, including debt securities, common stock, preferred stock, depository shares, subscription rights, warrants and units from time to time in one or more offerings at prices and on terms to be determined at the time of the offering. On May 12, 2023, the Company entered into an Amended and Restated Open Market Sale AgreementSM with Jefferies LLC, as sales agent, pursuant to which the Company may offer and sell shares of common stock with an aggregate offering price of up to $100.0 million under an “at-the-market” offering program. During the nine months ended September 30, 2024, the Company sold 1,136,384 shares of common stock and received net proceeds of $2.4 million in connection with the Company’s “at-the-market” offering program. The Company did not sell any shares of common stock in connection with the Company’s “at-the-market” offering program during the nine months ended September 30, 2025.

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

2014 Stock Incentive Plan

The Amended and Restated Stock Incentive Plan, as amended (the “2014 Plan”), provides for the grant of incentive and non-qualified stock options, restricted stock awards and restricted stock units, stock appreciation rights and other stock-based awards to the Company’s employees, officers, directors, consultants, and advisors, with amounts and terms of grants determined by the Company’s board of directors at the time of grant. Stock options outstanding under the 2014 Plan generally vest over a four-year period and are exercisable for a period of ten years from the date of grant. As of September 30, 2025, approximately 7.7 million shares of common stock remained available for issuance.

2014 Employee Stock Purchase Plan

The Carisma Therapeutics Inc. 2014 Employee Stock Purchase Plan (the “2014 ESPP”) provides employees with the opportunities to purchase shares of common stock at a 15% discount to the market price through payroll deductions or lump sum cash investments. The 2014 ESPP had 0.2 million shares of common stock available for issuance as of September 30, 2025.

CARISMA THERAPEUTICS INC.

Notes to the Interim Consolidated Financial Statements

The following table summarizes stock option activity for the nine months ended September 30, 2025:

			Weighted
		Weighted	average	Aggregate
		average	remaining	Intrinsic
		exercise	contractual	Value
	Options	price	term (years)	(in thousands)
Outstanding as of December 31, 2024	7,746,991	$2.81
Exercised	(37,987)	0.11		$14
Granted	1,749,000	0.50
Forfeited	(3,037,128)	2.10
Outstanding as of September 30, 2025	6,420,876	$2.53	6.8	$25
Exercisable as of September 30, 2025	4,859,858	$2.49	6.2	$25

The weighted-average grant-date per share fair values of options granted during the nine months ended September 30, 2025 and 2024 were $0.42 and $1.44, respectively. The fair values in the nine months ended September 30, 2025 and 2024 were estimated using the Black-Scholes option-pricing model based on the following assumptions:

	Nine Months Ended September 30,
	2025		2024
Risk-free interest rate	4.32% - 4.35%		3.77% - 4.59%
Expected term	6	years	6	years
Expected volatility	108.30% - 110.68%		103.00% - 112.10%
Expected dividend yield	—		—

Stock-Based Compensation Expense

The Company recorded stock-based compensation expense in the following expense categories in its accompanying unaudited interim consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development	$107	$384	$317	$776
General and administrative	314	731	1,043	2,021
	$421	$1,115	$1,360	$2,797

In connection with the cash preservation plan, 3.0 million options were forfeited during the nine months ended September 30, 2025, resulting in a reduction in stock-based compensation expense related to research and development and, general and administrative employees. Compensation cost for awards not vested as of September 30, 2025 was $2.7 million and will be expensed over a weighted-average period of 1.8 years.

(9)	Related-Party Transactions

The Company has a collaboration and license agreement with Moderna, a significant stockholder (See Note 10 – Moderna Collaboration and License Agreement).

(10)	Moderna Collaboration and License Agreement

In January 2022, the Company entered into a collaboration agreement with Moderna (the Moderna License Agreement), which provides for a broad strategic collaboration to discover, develop and commercialize in vivo engineered chimeric antigen receptor macrophage and monocyte (CAR-M) therapeutics in oncology. Moderna has the right to designate up to twelve research targets as development targets under this collaboration. While the collaboration was initially limited to oncology, in September 2024, the companies agreed to expand the collaboration to discover, develop and commercialize in vivo engineered CAR-M therapeutics in specific autoimmune diseases. As of February 2025, in connection with Moderna’s nomination of all 12 oncology research targets, the Company will not be conducting any additional research activities under the Moderna License Agreement and will not be receiving any further payments from Moderna for research and development services under the Moderna License Agreement.

CARISMA THERAPEUTICS INC.

Notes to the Interim Consolidated Financial Statements

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

Under the terms of the Moderna License Agreement, Moderna made an upfront non-refundable payment of $45.0 million to the Company. On September 16, 2025 (the “Amendment Effective Date”), the Company and Moderna entered into a First Amendment to the Collaboration and License Agreement (the “Moderna Amendment”), which amends the Moderna License Agreement. Effective as of the Amendment Effective Date, in exchange for a one-time cash payment of $4.0 million, Moderna has no further obligation to make any financial payments to the Company under or in connection with the Moderna License Agreement, subject to certain specified exceptions. Specifically, Moderna is no longer required to pay to the Company any development target designation, development, regulatory and commercial milestone payments, any royalties on net sales of any products that are commercialized under the Moderna License Agreement or any research costs, regardless of whether such applicable milestone event, sale of product or research cost occurs on or after the Amendment Effective Date. Effective as of the Amendment Effective Date, the royalty term for all products expired and the licenses granted to Moderna under the Agreement became fully paid-up, perpetual, irrevocable and royalty-free. Assuming Moderna developed and commercialized 12 products, each directed to a different development target, the Company was eligible to receive up to between $247.0 million and $253.0 million per product in development target designation, development, regulatory and commercial milestone payments. Moderna reimbursed the Company for costs incurred by the Company in connection with its research and development activities under the Moderna License Agreement plus a reasonable margin for the respective services performed into the first quarter of 2025; however, the Company will not be conducting any additional research activities under the Moderna License Agreement and will not be receiving any further payments from Moderna for research and development services under the Moderna License Agreement. Prior to the Moderna Amendment, the Company was eligible to receive tiered mid-to-high single digit royalties of net sales of any products that are commercialized under the agreement, subject to certain reductions. Effective as of the Amendment Effective Date, Moderna’s option to take a sublicense to certain additional third-party intellectual property has been terminated.

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

The transaction price of $45.0 million allocated to the options rights, which are considered material rights, was recognized in the period that Moderna determined not to exercise its option right to license and commercialize the designated development target outlined by the Moderna Amendment as discussed above.

The Company included the $45.0 million up-front and nonrefundable payment in the transaction price as of the outset of the arrangement. During the three months ended September 30, 2025 and 2024, the Company recognized $45.3 million and $3.4 million, respectively, of collaboration revenues. During the nine months ended September 30, 2025 and 2024, the Company recognized $49.0 million and $16.0 million, respectively, of collaboration revenues. As a result of the Moderna Amendment, there are no longer any unsatisfied performance obligations under the Moderna License Agreement. Accordingly, the remaining balance of deferred revenue, which related to Moderna’s unexercised option rights, was recognized as collaboration revenues during the three and nine months ended September 30, 2025. Additionally, in September 2025, the Company received the one-time cash payment of $4.0 million under the Moderna Amendment which was recorded to collaboration revenues during the three and nine months ended September 30, 2025. As discussed above, Moderna will no longer be reimbursing the Company for research and development services.

The Company recognized $38.7 million and $45.0 million, respectively, of research and development services and option right collaboration revenues since inception of the Moderna License Agreement through September 30, 2025.

CARISMA THERAPEUTICS INC.

Notes to the Interim Consolidated Financial Statements

In February 2025, Moderna nominated ten additional oncology research targets, four of which replaced two oncology research targets and two autoimmune research targets, which Moderna concurrently ceased developing. As of February 2025, Moderna has nominated all 12 oncology research targets under the collaboration. The Company will not conduct any additional research activities under the Moderna License Agreement and the Company will not be receiving any further research funding from Moderna under the Moderna License Agreement. Moderna also agreed to terminate the in vivo oncology field exclusivity, which would allow the Company to pursue in vivo CAR-M programs outside of the 12 nominated oncology targets and product polypeptides. The Company does not expect to recognize any additional unsatisfied research and development performance obligations.

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

The following table summarizes the changes in deferred revenue (in thousands):

	Nine Months Ended September 30,
	2025	2024
Balance at the beginning of the period	$44,979	$46,413
Deferral of revenue	—	9,498
Recognition of deferred revenue	(44,979)	(13,979)
Balance at the end of the period	$—	$41,932

(11)	Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through November 12, 2025, the issuance date of these unaudited interim consolidated financial statements, and has not identified any additional items that have not previously been mentioned elsewhere requiring disclosure except for the below.

On October 15, 2025, the Company entered into Separation and Release Agreements with two executive officers pursuant to which, based on their termination without cause, both are entitled to receive severance payments, subject to their execution and non-revocation of a release of claims in favor of the Company and compliance with all post-employment obligations under law or any restrictive covenant agreement with the Company. Michael Klichinsky, Pharm.D., Ph.D., the Company’s Chief Scientific Officer, was terminated on October 15, 2025 and is entitled to receive total severance payments of approximately $0.7 million. Steven Kelly, the Company’s President and Chief Executive Officer, will terminate on November 15, 2025 and is entitled to receive total severance payments of approximately $1.0 million.

On October 14, 2025, each of John Hohneker, M.D., Briggs Morrison, M.D. and David Scadden M.D. notified the Company of such director’s decision to resign from the Company’s board of directors and all committees thereof, effective October 15, 2025. On October 14, 2025, Mr. Kelly notified the Company of his decision to resign from the Company’s board of directors, effective November 15, 2025. The resignations were not a result of any disagreement with the Company’s operations, policies or practices.

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

Overview

We are a biotechnology company that was previously focused on applying our industry leading expertise in macrophage engineering to develop transformative therapies to treat serious diseases including liver fibrosis and cancer. We have no intention of resuming our historical research and development activities. We expect to continue to attempt to sell or otherwise dispose of or monetize our remaining assets and pursue an orderly wind down of our remaining operations.

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

Further, pursuant to the December 2024 revised operating plan, we pivoted our focus to developing product candidates targeting two indications – liver fibrosis and solid tumor oncology, while retaining the potential to receive milestones and royalties from our Collaboration and License Agreement, dated as of January 7, 2022, or the Moderna License Agreement, with ModernaTX, Inc, or Moderna.

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

2025 Cash Preservation Plan

As part of a further revised plan approved by our board of directors on March 25, 2025 to preserve our existing cash resources following our reduction in workforce, or our cash preservation plan, we had reduced our operations to those necessary to identify and explore a range of strategic alternatives to maximize value and prepare to wind down our business. As part of our cash preservation plan, our board of directors determined to terminate effective as of March 31, 2025 all of our employees not deemed necessary to pursue strategic alternatives and execute an orderly wind down of our operations.

Recent Developments

Termination of Merger Agreement

As previously disclosed, on June 22, 2025, we entered into an Agreement and Plan of Merger, or the Merger Agreement, by and among us, Azalea Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of us, or Merger Sub, Ocugen, Inc., or Ocugen, a Delaware corporation, and OrthoCellix, Inc., or OrthoCellix, a Delaware corporation and a wholly-owned subsidiary of Ocugen, pursuant to which, among other matters, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Merger Sub would merge with and into OrthoCellix, or the OrthoCellix Merger, with OrthoCellix continuing as a wholly owned subsidiary of us and the surviving company of the OrthoCellix Merger, or the “Combined Company”. Pursuant to the Merger Agreement, we were entitled to terminate the Merger Agreement if OrthoCellix failed to secure commitments for shares of our common stock from one or more investors such that as of September 15, 2025 we had not received, or at any time ceased to have, aggregate commitments equal to or in excess of the concurrent investment amount (inclusive of a $5.0 million commitment from Ocugen) equal to or in excess of $25.0 million. As previously disclosed, on August 29, 2025, Ocugen entered into a subscription agreement with us, or the Ocugen Subscription Agreement, pursuant to which Ocugen committed to purchase $5.0 million of shares of our common stock, which investment was intended to be consummated as part of a concurrent financing at or immediately following the closing of the OrthoCellix Merger.

As previously disclosed, on September 16, 2025, pursuant to Section 9.1(k) of the Merger Agreement, we delivered written notice to OrthoCellix of termination of the Merger Agreement, effective immediately, as a result of OrthoCellix’s failure to secure the concurrent financing amount of at least $25.0 million as of September 15, 2025. Pursuant to Section 9.3(e) of the Merger Agreement, on or prior to September 18, 2025, OrthoCellix was required to pay us a termination fee in an amount equal to $750,000, or the Termination Fee, as a result of the termination of the Merger Agreement pursuant to Section 9.1(k). In addition, pursuant to Section 9.3(f) of the Merger Agreement, on or prior to September 18, 2025, OrthoCellix was required to reimburse us for our reasonable out-of-pocket expenses incurred in connection with the Merger Agreement and the transactions contemplated thereby, in an amount equal to $500,000, or the Expense Reimbursement, as a result of the termination of the Merger Agreement pursuant to Section 9.1(k). To date, we have not received from Ocugen the Termination Fee or the Expense Reimbursement. OrthoCellix has not confirmed its intention to pay the Termination Fee or Expense Reimbursement. We intend to vigorously seek to enforce our right to receive such payments. We recorded a receivable of approximately $1.3 million for the Termination Fee and Expense Reimbursement which is included in prepaid expenses and other assets on our unaudited interim consolidated balance sheet and within general and administrative charges on our unaudited consolidated statements of operations and comprehensive loss as of and for the nine months ended September 30, 2025.

The Ocugen Subscription Agreement automatically terminated upon the termination of the Merger Agreement. The Support Agreements, dated June 22, 2025, by and among us, OrthoCellix, Ocugen and the other parties named therein automatically terminated upon the termination of the Merger Agreement.

As previously disclosed, in determining to terminate the Merger Agreement, we considered, among other factors, (1) the lack of sufficient funds to operate the Combined Company as a publicly-traded company and to achieve projected development milestones without significant additional committed financing, including in light of the failure by OrthoCellix to secure the concurrent financing amount of at least $25.0 million, (2) the risk that the OrthoCellix Merger would not be consummated and that we would have continued to incur costs related thereto, (3) the need for the Combined Company to satisfy the initial listing requirements of the Nasdaq Capital Market, a closing condition to the OrthoCellix Merger, (4) the preservation of our existing cash resources, (5) our right to the Termination Fee and Expense Reimbursement upon termination of the Merger Agreement, and (6) our plan to continue to pursue asset monetization transactions while preparing for an orderly wind down of our operations, including satisfaction of remaining liabilities and obligations, in the absence of a strategic transaction.

Recently Completed Asset Monetization Transactions

Patent Purchase Agreement with Resolution Therapeutics Limited

On August 18, 2025, we entered into a Patent Purchase Agreement, or the Patent Purchase Agreement, for the sale of certain of our early-stage preclinical assets to Resolution Therapeutics Limited, or Resolution. Pursuant to the Patent Purchase Agreement, we sold to Resolution all right, title and interest in and to certain patents, know-how and electronic files (each as described in the Patent Purchase Agreement) related to (a) engineered macrophages secreting fibrolytic/anti-inflammatory factors, and (b) engineered macrophages expressing cytokine switch receptors for a cash payment from Resolution of $0.5 million, recorded to other income on our unaudited consolidated statements of operations and comprehensive loss as of and for the nine months ended September 30, 2025. This sale did not include any intellectual property related to our former lead liver fibrosis program CT-2401, to which we retain all rights. This sale included all of our rights, title, and interest in all causes of action and enforcement rights for the purchased assets, including all of our rights to pursue damages, injunctive relief, and other remedies for past, current, and future infringement of the purchased assets.

Amendment to Moderna Collaboration and License Agreement

On September 16, 2025, or the Amendment Effective Date, we and Moderna entered into a First Amendment to the Collaboration and License Agreement, or the Moderna Amendment, which amends the Moderna License Agreement. Effective as of the Amendment Effective Date, in exchange for a one-time cash payment of $4.0 million payable us within 10 business days following the Amendment Effective Date, Moderna has no further obligation to make any financial payments to us under or in connection with the Moderna License Agreement, subject to certain specified exceptions. Specifically, Moderna is no longer required to pay us any development target designation, development, regulatory and commercial milestone payments, any royalties on net sales of any products that are commercialized under the Moderna License Agreement or any research costs, regardless of whether such applicable milestone event, sale of product or research cost occurs on or after the Amendment Effective Date. Effective as of the Amendment Effective Date, the royalty term for all products expired and the licenses granted to Moderna under the Moderna License Agreement became fully paid-up, perpetual, irrevocable and royalty-free.

Delisting from Nasdaq

On October 9, 2025, we received a delisting determination letter (the “Determination Letter”) from Nasdaq. As a result of our previously disclosed noncompliance with the Nasdaq Listing Rules, our common stock was suspended from trading on Nasdaq effective at the open of business on October 13, 2025. The Determination Letter indicated that, after applicable appeal periods have lapsed, Nasdaq intends to file a Form 25 with the Securities and Exchange Commission, or the SEC to complete the delisting of our common stock from Nasdaq. We do not plan to appeal Nasdaq’s determination.

Our common stock commenced trading on the OTCID market tier operated by the OTC Markets Group at the open of business on October 13, 2025 under our current trading symbol “CARM.” There is no guarantee, however, that a broker will continue to make a market in our common stock or that trading of our common stock will continue on the OTCID market tier or otherwise or that we will continue to provide information sufficient to enable brokers to provide quotes for its common stock.

Current Strategy – Pursuit of Additional Asset Monetization Transactions and Wind Down of the Company

We have no intention of resuming our historical research and development activities. We expect to continue to attempt to sell or otherwise dispose of or monetize our remaining assets and pursue an orderly wind down of our remaining operations. As part of our wind down activities, (1) Michael Klichinsky, Pharm.D., Ph.D., our Chief Scientific Officer, was terminated without cause, effective October 15, 2025 and (2) Steven Kelly, our President and Chief Executive Officer, will terminate without cause, effective November 15, 2025. Following Mr. Kelly’s termination, we expect to appoint a consultant to serve as the Company’s chief executive officer and manage remaining wind down activities.

There can be no assurance that we will be able to identify and complete additional asset monetization transactions. It is unlikely that there will be a meaningful amount of cash available for distribution to stockholders in connection with a wind down of our operations or a dissolution and liquidation of the company. We also may determine, following effectiveness of the Form 25 delisting our common stock from Nasdaq, to file a Form 15 with the SEC to suspend our reporting obligations under Sections 13 and 15(d) of the Securities Exchange Act of 1934, as amended.

Our board of directors may decide that it is in the best interests of our stockholders to commence bankruptcy or liquidation and dissolution proceedings. In addition, if our board of directors were to approve and recommend, and our stockholders were to approve, our dissolution, we are required under Delaware law to pay our outstanding obligations, as well as to make reasonable provision for contingent and unknown obligations, prior to making any distributions in liquidation to our stockholders. As a result of this requirement, a portion of our assets may need to be reserved pending the resolution of such obligations. In addition, we may be subject to litigation or other claims related to a liquidation and dissolution of the company. If a liquidation and dissolution were pursued, our board of directors, in consultation with its advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve.

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

Our collaboration with Moderna utilized Moderna’s mRNA/LNP technology, together with our CAR-M platform technology, to create novel in vivo oncology off-the-shelf gene therapy product candidates. In June 2024, we announced that Moderna nominated the first development candidate under the collaboration and paid us a $2.0 million milestone. This development candidate targets Glypican-3, or GPC3, and is designed to treat solid tumors, including hepatocellular carcinoma. In November 2024, we announced new pre-clinical data on our anti-GPC3 in vivo CAR-M therapy for treating hepatocellular carcinoma. These pre-clinical data demonstrated robust anti-tumor activity. In February 2025, Moderna nominated ten additional oncology research targets, four of which replaced two oncology research targets and two autoimmune research targets, which Moderna concurrently ceased developing. As of February 2025, Moderna nominated all 12 oncology research targets under the Moderna License Agreement. As such, we will not be conducting any additional research activities under the Moderna License Agreement and we will not be receiving any further research funding from Moderna under the Moderna License Agreement. Further, pursuant to the Moderna Amendment entered into in September 2025, in exchange for a one-time cash payment of $4.0 million paid to us, Moderna has no further obligation to make any financial payments to us under or in connection with the Moderna License Agreement, subject to certain specified exceptions.

To date, we have not commercialized any products or generated any revenue from product sales and have financed our operations primarily with proceeds from sales of our preferred stock, proceeds from our collaboration with Moderna, research tax credits, convertible debt financing, and completion of the Sesen Bio Merger and related financing. Our historical operations were limited to organizing and staffing the company, business planning, capital raising, establishing and maintaining our intellectual property portfolio, building our pipeline of product candidates, conducting drug discovery activities, undertaking pre-clinical studies, manufacturing process development studies, conducting early-stage clinical trials, and providing general and administrative support for these operations. We have historically devoted substantially all of our financial resources and efforts to pursuing discovery, research and development of our product candidates.

Financial Operations

Our net income for the nine months ended September 30, 2025 was $25.7 million. Our net income during the nine months ended September 30, 2025 was due to the revenue recognition of an upfront payment previously received in connection with the Moderna License Agreement. The upfront payment was previously included within deferred revenue on our unaudited consolidated balance sheets and was recognized in connection with the Moderna Amendment. Our net losses for the nine months ended September 30, 2024 were $42.8 million. As of September 30, 2025, we had $2.8 million in cash and cash equivalents and an accumulated deficit of $279.9 million.

Although we reduced operations in connection with our cash preservation plan, we incurred significant expenses in connection with our prior evaluation of strategic alternatives, including the evaluation and pursuit of the OrthoCellix Merger, which we terminated on

September 16, 2025. We expect to continue to incur significant expenses and operating losses in connection with the ongoing process of exploring transactions with certain third parties to monetize certain legacy assets and in connection with our ongoing pursuit of an orderly wind down of our operations. A considerable portion of these expenses, such as legal, accounting and advisory fees and other related charges, will be incurred regardless of whether we enter into a monetization transaction for legacy assets.

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

Financial Operations Overview

Collaboration Revenues

To date, we have not generated any revenue from product sales. Our revenues to date have been generated from the Moderna License Agreement. Moderna reimbursed us for all costs incurred by it in connection with its research and development activities under the Moderna License Agreement plus a reasonable margin for the respective services performed. As of February 2025, Moderna nominated all 12 oncology research targets under the Moderna License Agreement. As such, we will not be conducting any additional research activities under the Moderna License Agreement and we will not be receiving any further research funding from Moderna under the Moderna License Agreement. To date, we received $2.0 million in milestone payments and we have not received any royalties under the Moderna License Agreement. Further, pursuant to the Moderna Amendment entered into in September 2025, in exchange for a one-time cash payment of $4.0 million paid to us, Moderna has no further obligation to make any financial payments to us under or in connection with the Moderna License Agreement, subject to certain specified exceptions. Specifically, Moderna is no longer required to pay us any development target designation, development, regulatory and commercial milestone payments, any royalties on net sales of any products that are commercialized under the Moderna License Agreement or any research costs, regardless of whether such applicable milestone event, sale of product or research cost occurs on or after the Amendment Effective Date.

Research and Development Expenses

Research and development expenses consisted primarily of costs incurred for our research activities, including discovery efforts and the development of product candidates, and included:

●	expenses incurred to conduct the necessary pre-clinical studies and clinical trials required to obtain regulatory approval;
●	salaries, benefits and other related costs, including stock-based compensation expense, for personnel engaged in research and development functions;
●	costs of funding research performed by third parties, including pursuant to agreements with contract research organizations, or CROs, as well as investigative sites and consultants that conduct our pre-clinical studies and clinical trials;
●	expenses incurred under agreements with contract manufacturing organizations, or CMOs, including manufacturing scale-up expenses and the cost of acquiring and manufacturing pre-clinical study and clinical trial materials;
●	costs of outside consultants, including their fees, stock-based compensation and related travel expenses;
●	the costs of laboratory supplies and acquiring materials for pre-clinical studies;
●	facility-related expenses, which include direct depreciation costs of equipment and expenses for rent and maintenance of facilities and other operating costs; and
●	third-party licensing fees.

Research and development activities have historically been central to our business model. We have no intention of resuming our historical research and development activities. As such, we expect our research and development expenses to continue to significantly decrease for the remainder of 2025 as a result of our decision to cease our research and development activities and pursue an orderly wind down of our remaining operations. We will incur additional research and development expenses related to employee terminations and related severance costs.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel expenses, including salaries, benefits and stock-based compensation expense for employees in executive, finance, accounting, business development and human resource functions. General and administrative expense also includes corporate facility costs, including rent, utilities, depreciation and maintenance, and costs not otherwise included in research and development expenses, legal fees related to intellectual property and corporate matters as well as fees for accounting and consulting services. Prior to the termination of the OrthoCellix Merger in September 2025, we incurred significant costs related to the evaluation and pursuit of the OrthoCellix Merger, including legal, accounting and advisory expenses and other related charges.

We expect that our general and administrative expenses will slightly increase for the remainder of 2025. We expect to continue to incur significant costs related to our pursuit of additional asset monetization transactions and an orderly winddown of our operations. We will incur additional general and administrative expenses related to employee terminations and related severance costs.

Other Income, Net

Interest income, net consists of interest earned on our excess cash, net of interest expense, and sales of supplies. Interest expense consists of interest on our finance leases.

Income Taxes

Since inception, we have incurred significant net losses. We have provided a valuation allowance against the full amount of our deferred tax assets since, in our opinion, based upon our historical and anticipated future losses, it is more likely than not that the benefits will not be realized. As of September 30, 2025, we remained in a full valuation allowance position.

The utilization of our net operating losses, or NOLs, may be subject to a substantial annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50 percent, as defined under Sections 382 and 383 of the Internal Revenue Code of 1986, respectively, as well as similar state provisions. We have recorded a valuation allowance on all of our deferred tax assets, including deferred tax assets related to NOLs.

Results of Operations

Comparison of the Three Months Ended September 30, 2025 and 2024 (in thousands)

	Three Months Ended September 30,
	2025	2024
Collaboration revenues	$45,250	$3,385
Operating expenses:
Research and development	197	11,326
General and administrative	1,239	5,203
Total operating expenses	1,436	16,529
Operating income (loss)	43,814	(13,144)
Gain (loss) on sale of held for sale assets	320	—
Loss on abandonment of operating lease right-of-use asset	—	—
Other income, net	583	442
Pre-tax income (loss)	$44,717	$(12,702)

Collaboration Revenues

Collaboration revenues were $45.3 and $3.4 million for the three months ended September 30, 2025 and 2024, respectively, related to the research and development activities completed under the Moderna License Agreement. Collaboration revenues during the three months ended September 30, 2025 were due to the recognition of the remaining upfront payment previously received in connection with the Moderna License Agreement as well as a one-time cash payment of $4.0 million under the Moderna Amendment. The upfront payment under the Moderna License Agreement was previously included within deferred revenue on our unaudited consolidated balance sheets and was recognized during the three months ended September 30, 2025 in connection with the Moderna Amendment.

Research and Development Expenses

We track outsourced development, outsourced personnel costs and other external research and development costs of our CT-0508, CT-0525, and CT-1119 programs. We do not track internal research and development costs on a program-by-program basis. The following table summarizes our research and development expenses for the three months ended September 30, 2025 and 2024 (in thousands). Certain amounts related to prior period results were reclassified to conform to current period presentation. These reclassifications have not changed total research and development expenses.

	Three Months Ended September 30,
	2025	2024	Change
CT-0508 (1)	$—	$702	$(702)
CT-0525 (1)	(279)	2,033	(2,312)
CT-1119 (1)	—	183	(183)
Personnel costs, including stock-based compensation (2)	342	4,315	(3,973)
Other clinical and pre-clinical development expenses	51	592	(541)
Facilities and other expenses	83	3,501	(3,418)
Total research and development expenses	$197	$11,326	$(11,129)

(1)Our 2024 revised operating plans adjusted our research and development focus. For the Phase 1 clinical trial of CT-0525, the last patient was dosed in November 2024 and all clinical activity ended in January 2025. All clinical activities related to CT-0508 also ceased in 2024. In connection with our 2024 revised operating plans, we had also elected to pause further development of CT-1119, a mesothelin-targeted CAR-Monocyte, pending additional financing. We have no intention of resuming our historical research and development activities and we are in the process of pursuing an orderly wind down of our operations.

(2)Our cash preservation plan and the 2024 revised operating plans included reductions in workforce which resulted in severance costs during the three months ended September 30, 2024.

The decrease in research and development expenses was primarily attributable to a decrease in our program expenses and personnel costs in connection with the cash preservation plan and 2024 revised operating plans.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended September 30, 2025 and 2024 (in thousands). Certain amounts related to prior period results were reclassified to conform to current period presentation. These reclassifications have not changed total general and administrative expenses.

	Three Months Ended September 30,
	2025	2024	Change
Personnel costs, including stock-based compensation (1)	$475	$2,229	$(1,754)
Professional fees	1,234	2,247	(1,013)
Facilities and supplies	(497)	269	(766)
Insurance, taxes, and fees	(28)	353	(381)
Other expenses	55	105	(50)
Total general and administrative expenses	$1,239	$5,203	$(3,964)

(1)Our cash preservation plan and 2024 revised operating plans included reductions in workforce which resulted in severance costs during the three months ended September 30, 2024.

The decrease in general and administrative expenses was primarily attributable to a decrease in personnel costs and facilities expense in connection with the cash preservation plan and the 2024 revised operating plans.

Gain on Sale of Held For Sale Assets

We recognized $0.3 million in gains on sale of held for sale assets during the three months ended September 30, 2025, related to the termination of our finance lease and the sale of previously classified equipment. We did not incur gains or losses on sale of held for sale assets during the three months ended September 30, 2024.

Other Income, Net

We recognized $0.6 million and $0.4 million in other income, net for the three months ended September 30, 2025 and 2024, respectively, which was attributable to interest earned on excess cash and sales of supplies in connection with the cash preservation plan.

Comparison of the Nine Months Ended September 30, 2025 and 2024 (in thousands)

	Nine Months Ended September 30,
	2025	2024
Collaboration revenues	$48,979	$15,979
Operating expenses:
Research and development	11,777	44,095
General and administrative	8,500	16,208
Total operating expenses	20,277	60,303
Operating loss	28,702	(44,324)
Loss on sale of held for sale assets	(3,219)	—
Loss on abandonment of operating lease right-of-use asset	(927)	—
Other income, net	1,121	1,482
Pre-tax income (loss)	$25,677	$(42,842)

Collaboration Revenues

Collaboration revenues were $49.0 million and $16.0 million for the nine months ended September 30, 2025 and 2024, respectively, related to the research and development activities completed under the Moderna License Agreement. Collaboration revenues during the nine months ended September 30, 2025 were due to the recognition of the remaining upfront payment previously received in connection with the Moderna License Agreement as well as a one-time cash payment of $4.0 million under the Moderna Amendment. The upfront payment under the Moderna License Agreement was previously included within deferred revenue on our unaudited consolidated balance sheets and was recognized during the nine months ended September 30, 2025 in connection with the Moderna Amendment.

Research and Development Expenses

We track outsourced development, outsourced personnel costs and other external research and development costs of our CT-0508, CT-0525, and CT-1119 programs. We do not track internal research and development costs on a program-by-program basis. The following table summarizes our research and development expenses for the nine months ended September 30, 2025 and 2024 (in thousands). Certain amounts related to prior period results were reclassified to conform to current period presentation. These reclassifications have not changed total research and development expenses.

	Nine Months Ended
	September 30,
	2025	2024	Change
CT-0508 (1)	$515	$4,397	$(3,882)
CT-0525 (1)	646	7,217	(6,571)
CT-1119 (1)	—	420	(420)
Personnel costs, including stock-based compensation (2)	6,838	15,621	(8,783)
Other clinical and pre-clinical development expenses	1,758	3,327	(1,569)
Facilities and other expenses	2,020	13,113	(11,093)
Total research and development expenses	$11,777	$44,095	$(32,318)

(1)Our 2024 revised operating plans adjusted our research and development focus. For the Phase 1 clinical trial of CT-0525, the last patient was dosed in November 2024 and all clinical activity ended in January 2025. All clinical activities related to CT-0508 also ceased in 2024. In connection with our 2024 revised operating plans, we had also elected to pause further development of CT-1119, a mesothelin-targeted CAR-Monocyte, pending additional financing. We currently have no intention of resuming our historical research and development activities and we are in the process of pursuing an orderly wind down of our operations.

(2)Our cash preservation plan and the 2024 revised operating plans included reductions in workforce which resulted in severance costs during the nine months ended September 30, 2025 and 2024.

The decrease in research and development expenses was primarily attributable to a decrease in our program expenses, personnel costs and other clinical and pre-clinical development expenses, and facility expenses in connection with the cash preservation plan and 2024 revised operating plans.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the nine months ended September 30, 2025 and 2024 (in thousands). Certain amounts related to prior period results were reclassified to conform to current period presentation. These reclassifications have not changed total general and administrative expenses.

	Nine Months Ended
	September 30,
	2025	2024	Change
Personnel costs, including stock-based compensation (1)	$3,087	$6,895	$(3,808)
Professional fees	4,901	6,487	(1,586)
Facilities and supplies	(249)	1,342	(1,591)
Insurance, taxes, and fees	398	955	(557)
Other expenses	363	529	(166)
Total general and administrative expenses	$8,500	$16,208	$(7,708)

(1)Our cash preservation plan and 2024 revised operating plans included reductions in workforce which resulted in severance costs during the nine months ended September 30, 2025 and 2024.

The decrease in general and administrative expenses was primarily attributable to a decrease in our personnel costs and facilities and supplies in connection with the cash preservation plan and the 2024 revised operating plans.

Loss on Sale of Held For Sale Assets

We recognized $3.2 million in losses on sale of held for sale assets during the nine months ended September 30, 2025, related to the return of finance lease right-of-use (ROU) assets and the sale of previously classified equipment, and partially offset by gains associated with the termination of the finance lease. We did not incur losses or gains on sale of held for sale assets during the nine months ended September 30, 2024.

Loss on Abandonment of Operating Lease Right-of-Use Asset

We recognized $0.9 million in losses related to the abandonment of laboratory space operating lease space during the nine months ended September 30, 2025. We did not incur such losses during the nine months ended September 30, 2024.

Other Income, Net

We recognized $1.1 million and $1.5 million in other income, net for the nine months ended September 30, 2025 and 2024, which was attributable to interest earned on excess cash and the sale of supplies in connection with our cash preservation plan.

Liquidity and Capital Resources

Sources of Liquidity

As of September 30, 2025, we had $2.8 million in cash and cash equivalents and an accumulated deficit of $279.9 million. To date, we have not commercialized any products or generated any revenue from product sales and have financed operations primarily with proceeds from sales of preferred stock, proceeds from our collaboration with Moderna, research tax credits, convertible debt financing, and completion of the Sesen Bio Merger and related financing. Through September 30, 2025, we have generated $93.4 million of collaboration revenues related to research and development services, option rights, and milestones.

As previously disclosed, on September 16, 2025, pursuant to Section 9.1(k) of the Merger Agreement, we delivered written notice to OrthoCellix of termination of the Merger Agreement, effective immediately, as a result of OrthoCellix’s failure to secure the concurrent financing amount of at least $25.0 million as of September 15, 2025. Pursuant to Section 9.3(e) of the Merger Agreement, on or prior to

September 18, 2025, OrthoCellix was required to pay us a Termination Fee in an amount equal to $0.8 million as a result of the termination of the Merger Agreement pursuant to Section 9.1(k). In addition, pursuant to Section 9.3(f) of the Merger Agreement, on or prior to September 18, 2025, OrthoCellix was required to pay us an Expense Reimbursement in an amount equal to $0.5 million as a result of the termination of the Merger Agreement pursuant to Section 9.1(k). To date, we have not received from Ocugen the Termination Fee or the Expense Reimbursement. OrthoCellix has not confirmed its intention to pay the Termination Fee or Expense Reimbursement. We intend to vigorously seek to enforce our right to receive such payments. We recorded a receivable of approximately $1.3 million for the Termination Fee and Expense Reimbursement which is included in prepaid expenses and other assets on our unaudited interim consolidated balance sheet and within general and administrative charges on our unaudited consolidated statements of operations and comprehensive loss as of and for the nine months ended September 30, 2025.

As of February 2025, Moderna has nominated all 12 oncology research targets under the collaboration. As such, we will not be conducting any additional research activities under the collaboration agreement and we will not be receiving any further research funding from Moderna under the Moderna License Agreement. We received the final research and development payment of $2.9 million from Moderna in January 2025. Pursuant to the Moderna Amendment entered into in September 2025, in exchange for a one-time cash payment of $4.0 million paid to us, Moderna has no further obligation to make any financial payments to us under or in connection with the Moderna License Agreement, subject to certain specified exceptions. Specifically, Moderna is no longer required to pay us any development target designation, development, regulatory and commercial milestone payments, any royalties on net sales of any products that are commercialized under the Moderna License Agreement or any research costs, regardless of whether such applicable milestone event, sale of product or research cost occurs on or after the Amendment Effective Date.

On August 18, 2025, we entered into the Patent Purchase Agreement for the sale of certain of our early-stage preclinical assets to Resolution. Pursuant to the Patent Purchase Agreement, we sold to Resolution all right, title and interest in and to certain patents, know-how and electronic files (each as described in the Patent Purchase Agreement) related to (a) engineered macrophages secreting fibrolytic/anti- inflammatory factors, and (b) engineered macrophages expressing cytokine switch receptors for a cash payment from Resolution of $0.5 million.

On April 17, 2023, we filed a universal shelf registration statement on Form S-3, which was declared effective on May 2, 2023, or the Registration Statement. Under the Registration Statement, we may offer and sell up to $300.0 million of a variety of securities, including debt securities, common stock, preferred stock, depository shares, subscription rights, warrants and units from time to time in one or more offerings at prices and on terms to be determined at the time of the offering. On May 12, 2023, we entered into an Amended and Restated Open Market Sale AgreementSM, or the Sale Agreement, with Jefferies LLC, as sales agent, pursuant to which we may offer and sell shares of our common stock with an aggregate offering price of up to $100.0 million under an “at-the-market” offering program. As of September 30, 2025, we have sold 1,362,917 shares of our common stock for net proceeds of $3.0 million.

Cash Flows

The following table shows a summary of our cash flows for the nine months ended September 30, 2025 and 2024 (in thousands):

	Nine Months Ended
	September 30,
	2025	2024
Cash (used in) provided by
Operating activities	$(14,063)	$(51,565)
Investing activities	687	(123)
Financing activities	(1,756)	964
Net change in cash, cash equivalents and restricted cash	$(15,132)	$(50,724)

Cash Flows from Operating Activities

During the nine months ended September 30, 2025, we used $14.1 million of net cash in operating activities. Cash used in operating activities reflected net income of $25.7 million and $7.5 million of non-cash charges related to depreciation and amortization expense, stock-based compensation, reductions in the operating ROU assets, the write-off of deferred financing costs, losses on the sale of assets held for sale, gain on sale of property and equipment, and loss on abandonment of operating lease ROU asset. These increases in cash were offset by a $47.3 million net change in our operating assets and liabilities attributable to the timing in which we pay our vendors for research and development activities and a decrease in our deferred revenue.

During the nine months ended September 30, 2024, we used $51.6 million of net cash in operating activities. Cash used in operating activities reflected our net loss of $42.8 million that was offset by $11.2 million of non-cash charges related to depreciation and amortization expense, stock-based compensation, reductions in the operating ROU assets, and a $20.0 million net change in our operating assets and liabilities attributable to the timing in which we pay our vendors for research and development activities.

Cash Flows from Investing Activities

During the nine months ended September 30, 2025, we received $0.7 million of cash from investing activities related to the sale of property and equipment and assets held for sale.

During the nine months ended September 30, 2024, cash used in investing activities reflected the purchases of $0.1 million of property and equipment.

Cash Flows from Financing Activities

During the nine months ended September 30, 2025, we used $1.8 million of net cash from financing activities, attributable to $1.5 million in payments of finance liability for failed-sale leaseback arrangements and $0.3 million in payments of principal related to finance lease liabilities.

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

Funding Requirements

As of September 30, 2025, we had cash and cash equivalents of $2.8 million. We have no intention of resuming our historical research and development activities. We expect to continue to attempt to sell or otherwise dispose of or monetize our remaining assets and pursue an orderly wind down of our remaining operations.

Although we reduced operations in connection with our cash preservation plan, we incurred significant expenses in connection with our evaluation of strategic alternatives, including the evaluation and pursuit of the OrthoCellix Merger, which we terminated on September 16, 2025. We expect to continue to incur significant expenses and operating losses in connection with the ongoing process of exploring transactions with certain third parties to monetize certain legacy assets and in connection with our ongoing pursuit of an orderly wind down of our operations. A considerable portion of these expenses, such as legal, accounting and advisory fees and other related charges, will be incurred regardless of whether we enter into a monetization transaction for legacy assets.

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

There can be no assurance that we will be able to identify and complete additional asset monetization transactions. It is unlikely that there will be a meaningful amount of cash available for distribution to stockholders in connection with a wind down of our operations or a dissolution and liquidation of the company. We also may determine, following effectiveness of the Form 25 delisting our common stock from Nasdaq, to file a Form 15 with the SEC to suspend our reporting obligations under Sections 13 and 15(d) of the Securities Exchange Act of 1934, as amended. We do not expect to be able to continue to file reports with SEC, including but not limited to the Annual Report on Form 10-K for the fiscal year ending December 31, 2025.

Our board of directors may decide that it is in the best interests of our stockholders to commence bankruptcy or liquidation and dissolution proceedings. In addition, if our board of directors were to approve and recommend, and our stockholders were to approve, our dissolution, we are required under Delaware law to pay our outstanding obligations, as well as to make reasonable provision for contingent and unknown obligations, prior to making any distributions in liquidation to our stockholders. As a result of this requirement, a portion of our assets may need to be reserved pending the resolution of such obligations. In addition, we may be subject to litigation or other claims related to a liquidation and dissolution of the company. If a liquidation and dissolution were pursued, our board of directors, in consultation with its advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments at September 30, 2025 (in thousands):

		Less			More
		than	1 to 3	4 to 5	than
	Total	1 Year	Years	Years	5 Years
Contractual obligations:
Operating lease commitments(1)	$939	224	470	245	—
Total contractual obligations	$939	$224	$470	$245	$—
(1)	Reflects obligations pursuant to our office lease in Philadelphia, Pennsylvania.

The commitment amounts in the table above are associated with contracts that are enforceable and legally binding and that specify all significant terms, including fixed or minimum services to be used, fixed, minimum or variable price provisions, and the approximate timing of the actions under the contracts. Any remaining contracts with CMOs, CROs and other third parties for the manufacture of our product candidates and to support pre-clinical research studies and clinical testing are generally cancellable by us upon prior notice and do not contain any minimum purchase commitments. Payments due upon cancellation consisting only of payments for services provided or expenses incurred, including noncancellable obligations of our service providers, up to the date of cancellation are not included in the table above as the amount and timing of such payments are not known.

The table above does not include any potential milestone or royalty payments that we may be required to make under our license agreement with Penn and under licensing agreements with other third parties not considered material. We excluded these milestone and royalty payments given that the timing and likelihood of any such payments cannot be reasonably estimated at this time.

In connection with the cash preservation plan, we incurred $4.2 million during the nine months ended September 30, 2025, which primarily represents one-time employee termination benefits directly associated with the workforce reduction. We expect to pay the majority of the related reduction in workforce amounts by the end of 2025.

Further, in connection with the terminations without cause of Mr. Kelly and Dr. Klichinsky as part of our wind down activities, we are required to pay certain termination benefits to each of them. On October 15, 2025, we entered into a Separation and Release Agreement with Mr. Kelly (the “Kelly Separation Agreement”), pursuant to which, based on his termination without cause, Mr. Kelly is entitled to receive, subject to his execution and non-revocation of a release of claims in our favor and compliance with all post-employment obligations under law or any restrictive covenant agreement with us, (1) a lump sum payment equal to twelve months of his base salary, (2) a lump sum payment equal to 100% of his target bonus for 2025 pro-rated based on his departure date of November 15, 2025, and (3) for the earlier of 12 months or until Mr. Kelly becomes eligible for health insurance benefits by a subsequent employer, a taxable monthly payment of $3,757, which he may use to cover health insurance costs or for any other purpose, in each case, minus any applicable deductions and withholdings. The Kelly Separation Agreement supersedes the Retention and Transaction Bonus Agreement, dated August 29, 2025, by and between the Company and Mr. Kelly (the “Bonus Agreement”), which Bonus Agreement will be of no further force or effect.

On October 15, 2025, we entered into a Separation and Release Agreement with Dr. Klichinsky, pursuant to which, based on his termination without cause, Dr. Klichinsky is entitled to receive, subject to his execution and non-revocation of a release of claims in our favor and compliance with all post-employment obligations under law or any restrictive covenant agreement with us, (1) twelve months of his base salary, payable in installments over 12 months in accordance with our regular payroll practices, (2) a lump sum payment equal to 100% of his target bonus for 2025 pro-rated based on his departure date of October 15, 2025, and (3) for the earlier of 12 months or until Dr. Klichinsky becomes eligible for health insurance benefits by a subsequent employer, a taxable monthly payment of $2,245, which he may use to cover health insurance costs or for any other purpose, in each case, minus any applicable deductions and withholdings.

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

During the nine months ended September 30, 2025, there were no material changes to our critical accounting policies and estimates from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 31, 2025.

Recent Accounting Pronouncements

See Note 3 - Recently issued accounting pronouncements to our unaudited interim consolidated financial statements found in this Quarterly Report on Form 10-Q for a description of recent accounting pronouncements applicable to our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. Our interest-earning assets consist of cash and cash equivalents. Interest income earned on these assets was $0.1 million and $1.9 million for the nine months ended September 30, 2025 and 2024, respectively. Our interest income is sensitive to changes in the general level of interest rates, primarily U.S. interest rates.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the nine months ended September 30, 2025 and 2024.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2025. The term “disclosure controls and procedures,” as defined in the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of September 30, 2025, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Planned Wind Down and Trading on OTC Markets

It is highly unlikely that there will be cash available for distribution to our stockholders as part of the wind down process and we cannot assure you as to the amount or timing if distributions, if any.

It is unlikely that there will be a meaningful amount of cash available for distribution to stockholders in connection with a wind down of our operations or a dissolution and liquidation of the company. We cannot predict with certainty the amount or timing of distributions to our stockholders or whether any such distributions will occur. Uncertainties as to the ultimate amount of our liabilities, the operating costs and amounts to be set aside for claims, obligations and provisions during the winding-up process, and the related timing to complete such transactions make it impossible to predict with certainty the actual net cash amount, if any, that will ultimately be available for distribution to stockholders or the timing of any such distributions. Examples of uncertainties that could reduce the value of distributions to our stockholders include the receipt of no, or lower than expected, proceeds in the course of our efforts to monetize our remaining assets; our ability to collect from Ocugen the Termination Fee and Expense Reimbursement; unanticipated costs relating to the defense, satisfaction or settlement of any future lawsuits or other claims threatened against us or our directors or officers; amounts necessary to resolve claims of any creditors or other third parties; and delays in the winding up process.

In addition, as we wind down, we will continue to incur expenses from operations, including directors’ and officers’ insurance; payments to service providers; taxes; legal, accounting and consulting fees and expenses related to our filing obligations with the SEC, which will reduce any amounts available for distribution to our stockholders.

Our board of directors will determine, in its sole discretion, the timing of the distribution of the remaining amounts, if any, to our stockholders. We can provide no assurance as to if or when any such distributions will be made, and we cannot provide any assurance as to the amount to be paid to stockholders in any such distributions, if any are to be made. Accordingly, holders of our common stock and other securities could lose all or a significant portion of their investment in the company.

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

We are substantially dependent on our consultants, along with any other advisors and consultants we may engage, to facilitate the consummation of any additional asset monetization transactions and our planned wind down of operations.

Our ability to successfully identify and consummate any additional asset monetization transactions and pursue a planned orderly wind down of our operations depends in large part on our ability to retain our remaining consultants along with any other advisors and consultants we may engage. One or more may terminate their engagement with us on short notice. The loss of the services of any of these individuals could potentially harm our ability to identify, evaluate and pursue additional asset monetization transactions as well as engage in ongoing winddown activities.

We may determine to initiate steps to suspend our reporting obligations under Sections 13 and 15(d) of the Securities Exchange Act of 1934, as amended, which will substantially reduce publicly available information about us.

We may determine to initiate steps to suspend our reporting obligations under Sections 13 and 15(d) of the Securities Exchange Act of 1934, as amended, in order to further curtail our expenses; however, such process may be protracted and we may be required to continue to file reports to disclose material events. Accordingly, we will continue to incur expenses that will reduce any amount available for distribution, including expenses of complying with public company reporting requirements and paying our service providers, among others. If our reporting obligations cease, publicly available information about us will be substantially reduced.

Our delisting from Nasdaq and transition to OTCID market tier may adversely affect the liquidity and market price of our common stock.

Our common stock commenced trading on the OTCID market tier operated by the OTC Markets Group at the open of business on October 13, 2025 under our current trading symbol “CARM.” Trading on the OTCID market tier may make it more difficult for investors to dispose of, or obtain accurate quotations for the price of, our common stock, and may lead to a reduction in coverage by securities analysts and the news media, which could cause the price of our common stock to decline further. There is no guarantee that a broker will continue to make a market in our common stock or that trading of our common stock will continue on the OTCID market tier or otherwise or that we will continue to provide information sufficient to enable brokers to provide quotes for our common stock.

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

10.1

Amended and Restated Employment Agreement, dated August 29, 2025, by and between the registrant and Steven Kelly (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (File No. 001-36296) filed on August 29, 2025)

10.2

Retention and Transaction Bonus Agreement, dated August 29, 2025, by and between the registrant and Steven Kelly (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K (File No. 001-36296) filed on August 29, 2025)

10.3

Separation and Release Agreement, dated October 15, 2025, by and between the registrant and Steven Kelly (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (File No. 001-36296) filed on October 15, 2025)

10.4

Separation and Release Agreement, dated October 15, 2025, by and between the registrant and Michael Klichinsky (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K (File No. 001-36296) filed on October 15, 2025)

10.5†	First Amendment to the Collaboration and License Agreement, dated September 16, 2025, by and between the registrant and ModernaTX, Inc.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certifications of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2+	Certifications of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following financial information from Carisma Therapeutics Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statements of Stockholders’ Equity (Deficit), (v) the Consolidated Statements of Cash Flows, and (vi) Notes to the Interim Consolidated Financial Statements.

104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Filed herewith.
+	Furnished herewith.
†	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARISMA THERAPEUTICS INC.

Date: November 12, 2025	By:	/s/ Steven Kelly
Steven Kelly
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 12, 2025	By:	/s/ Natalie McAndrew
Natalie McAndrew
Vice President of Finance
(Principal Financial Officer and Principal Accounting Officer)